Form 10QSB
period 1996-03-31
FIRST BANCSHARES INC /MO/
filed 1996-05-15
CIK 912967

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                 ______________________________

                           FORM 10-QSB
                 _______________________________


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending  March 31, 1996
					or
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to___________

Commission File Number     0-22842

            First Bancshares, Inc.
 (Exact name of registrant as specified in its charter)

 Missouri                                   43-1654695
(State or other jurisdiction of            (I.R.S. Employer
 Incorporation or organization)             Identification No.)

 142 East First St., Mountain Grove, MO             65711
(Address of principal executive offices)          (Zip Code)

       (417) 926-5151
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X            No


As of May 9, 1996, there were 1,301,276 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.













FIRST BANCSHARES, INC. AND SUBSIDIARY
FORM 10-QSB
MARCH 31, 1996



INDEX                                                        PAGE

PART I-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)    1-2

CONSOLIDATED STATEMENTS OF INCOME (unaudited)                   3

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)             4-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)        6-9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS                       10-16



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                     17

ITEM 2.  CHANGES IN SECURITIES                                 17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                       17

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS   17

ITEM 5.  OTHER INFORMATION                                     17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                      17


SIGNATURES









                 FIRST BANCSHARES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               - - - - - - - - - - - - - - - - - - - - - - -
                                                      (Unaudited)
                                                  March 31,    June 30,
                                                     1996        1995
                                                 (Dollars in thousands)
    ASSETS
Cash and cash equivalents, including
  interest-bearing accounts of $7,138 at
  March 31 and $1,237 at June 30                  $  8,088     $  3,535
Certificates of deposit                              3,729        4,122
Investment securities available-for-sale,
  at fair value                                      3,646       10,013
Investment securities held-to-maturity (estimated
  fair value $2,296 at March 31 and
  $1,790 at June 30)                                 2,275        1,779
Investment in Federal Home Loan Bank stock, at cost    890          784
Mortgage backed certificates available-for-sale,
  at fair value                                      2,977        3,134
Loans receivable held-for-investment, net
  (includes reserves for loan losses of $510
  at March 31 and $459 at June 30)                 115,239      101,682
Accrued interest receivable                            426          425
Prepaid expenses                                       107          107
Property and equipment, less accumulated
  depreciation and valuation reserves                2,994        2,487
Intangible assets, less accumulated amortization        46           58
Real estate owned                                       -            48
Other assets                                            54           19
                                                  --------     --------
     Total assets                                 $140,471     $128,193
                                                  ========     ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                                 $102,687     $ 98,389
Advances from Federal Home Loan Bank                13,500        5,000
Other borrowed funds                                    55           55
Income taxes payable - current                         206           49
Accrued expenses                                       175          163
Deferred income taxes                                   77           45
                                                  --------      --------
     Total liabilities                             116,700      103,701
                                                  --------      --------




       See accompanying notes to Consolidated Financial Statements.
                                  -1-

                  FIRST BANCSHARES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)
          - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                                      (Unaudited)
                                                  March 31,    June 30,
                                                     1996        1995
                                                  (Dollars in thousands)



Commitments and contingencies                           -            -

Preferred stock, $.01 par value; 2,000,000 shares
  authorized, none issued                               -            -
Common stock, $.01 par value; 8,000,000 shares
  authorized, 1,552,960 issued, 1,301,576 and
  1,400,178 outstanding at March 31 and
  June 30, respectively                                 16           16
Unearned compensation                               15,025       14,922
Retained earnings - substantially restricted        13,704       13,094
Treasury stock - at cost; 251,384 and 151,214
  shares at March 31 and June 30, respectively      (3,572)      (1,908)
Unearned compensation                               (1,266)      (1,461)
Unrealized loss on securities available-for-sale,
  net of applicable deferred income taxes             (136)        (171)
                                                  --------    ---------
   Total stockholders' equity                       23,771       24,492
                                                  --------    ---------
   Total liabilities and stockholders' equity     $140,471     $128,193
                                                  ========     ========




















       See accompanying notes to Consolidated Financial Statements.
                                  -2-

                  FIRST BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
                    - - - - - - - - - - - - - - - - - - -
                                         (Unaudited)      (Unaudited)
                                            Quarter       Nine Months
                                        Ended March 31,  Ended March 31,
                                        1996    1995      1996    1995
                                             (Dollars in thousands)
Interest Income:
  Loans receivable                     $2,304  $1,787    $6,568  $5,073
  Investment securities                   164     275       623     801
  Mortgage-backed and related securities   47      59       148     183
  Other interest-earning assets            61      18       109      58
                                        -----   -----     -----   -----
    Total interest income               2,576   2,139     7,448   6,115
                                        -----   -----     -----   -----
Interest Expense:
  Customer deposits                     1,236   1,190     3,796   3,214
  Borrowed funds                          199       2       418      71
                                        -----   -----     -----   -----
     Total interest expense             1,435   1,192     4,214   3,285
                                        -----   -----     -----   -----
     Net interest income                1,141     947     3,234   2,830
Provision for loan losses                  72      -         52      (9)
Other than temporary decline in value
   of certificate backed by auto loans       17      -         46      -
                                        -----    -----    -----   -----
      Net interest income after
         provisions for losses          1,052     947     3,136   2,839
                                        -----    -----    -----   -----
Noninterest Income:
  Service charges and other fee income     68      55       170     127
  Loan origination and commitment fees      2       2         3       2
  Income form real estate operations       25      15        69      40
  Insurance commissions                    20      30        53      61
  Gain on sale of investments              24      -         26      -
  Gain on sale of property and equipment   17      -         19       7
                                        -----   -----     -----   -----
    Total noninterest income              156     102       340     237
Noninterest Expense:
  Compensation and employee benefits      427     392     1,252   1,155
  Occupancy and equipment                  98      67       286     201
  Deposit insurance premiums               58      56       170     150
  Professional fees                        16      20        38      41
  Other                                   148      98       525     335
                                        -----   -----    ------   -----
      Total noninterest expense           747     633     2,271   1,882
                                        -----   -----    ------   -----
       Income before taxes                461     416     1,205   1,194
Income Taxes                              177     154       414     410
                                        -----   -----     -----   -----
       Net income                      $  284  $  262    $  791  $  784
                                        =====   =====     =====   =====
       Earnings per share                .24     .20       .65     .59
       Dividends per share               .05     .05       .15     .15
        See accompanying notes to Consolidated Financial Statements.
                                    -3-

              FIRST BANCSHARES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
               - - - - - - - - - - - - - - - - - - -
             Nine months ended March 31, 1996 and 1995
                                                         (Unaudited)
                                                       1996       1995
                                                  (Dollars in thousands)
Cash flows from operating activities:
   Net income                                       $  791       $  784
   Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation                                    124          103
       Amortization                                     12           13
       Gain on sale of investments                     (24)         -
       Gain on sale of property and equipment          (19)          (7)
       Premiums and discounts on mortgage-backed
        securities and investment securities             4            4
       Loss on loans, net of recoveries                 52           (9)
       Other than temporary decline in value of
        certificate secured by auto loans               46           -
       Income reinvested on investment securities and
        Federal Home Loan Bank stock                   (32)         (57)
       ESOP compensation expense at fair value          87           57
       Vesting of unearned compensation                174           82
       Net change in operating accounts:
        Accrued interest receivable and other assets     5         (102)
        Deferred loan costs                            (18)           3
        Deferred income tax benefits, net              -            111
        Income taxes payable - current                 157          112
        Deferred income tax payable                     19          -
        Accrued expenses                                12          (70)
                                                    ------        -----
         Net cash from operating activities          1,390        1,024
                                                    ------        -----
Cash flows from investing activities:
  Purchase of investment securities available-for-sale  -          (850)
  Purchase of investment securities held-to-maturity  (780)        (265)
  Purchase of Federal Home Loan Bank stock             (91)         -
  Proceeds from sales of investment securities
    available-for-sale                               1,421          -
  Proceeds from maturities of investment securities
    available-for-sale                               5,016          725
  Proceeds from maturities of investment securities
    held-to-maturity                                   282          210
  Net change in certificates of deposit                393        2,580
  Net change in federal funds sold                     -          2,000
  Net change in loans receivable                   (13,637)     (10,563)
  Proceeds from maturities of mortgage-backed
    certificates                                       133          183
  Purchases of property and equipment                 (600)        (157)
  Proceeds from sale of property and equipment          36            7
  Purchase of other assets                             -             (3)
  Repayment from ESOP                                  -            135
                                                    ------       ------
           Net cash used in investing activities    (7,827)      (5,998)
                                                    ------       ------
                                   -4-


                FIRST BANCSHARES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
          -  - - - - - - - - - - - - - - - - - - - - - - - -
                                                        (Unaudited)
                                                       1996      1995
                                                  (Dollars in thousands)
Cash flows from financing activities:
  Net change in demand deposits, savings accounts,
     and certificates of deposit                   $ 4,298      $12,226
  Proceeds from borrowed funds                      10,200        3,650
  Payments on borrowed funds                        (1,700)     (11,650)
  Proceeds from sale of common stock                    16          -
  Purchase of treasury stock                        (1,664)        (788)
  Cash dividends paid                                 (160)        (215)
                                                    ------       ------
       Net cash from financing activities           10,990        3,223
                                                    ------       ------

Net increase in cash and cash equivalents            4,553       (1,751)

Cash and cash equivalents -
  beginning of period                                3,535        4,970
                                                     -----        -----
Cash and cash equivalents -
  end of period                                    $ 8,088      $ 3,219
                                                    ======       ======










       See accompanying notes to Consolidated Financial Statements.
                                  -5-

               FIRST BANCSHARES, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE A - Basis of Presentation

The consolidated interim financial statements as of March 31, 1996 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 1996 interim financial statements. The results of operations for the periods ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year. The June 30, 1995 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.


NOTE B - Formation of Holding Company and Conversion to Stock Form

On December 22, 1993, First Bancshares, Inc. ("Registrant") became the holding company for First Home Savings Bank ("Savings Bank") upon the Savings Bank's conversion from a state chartered mutual savings and loan association to a state chartered stock savings and loan association.
The conversion was accomplished through the sale and issuance by the Registrant of 1,551,292 shares of common stock at $10.00 per share. Proceeds from the sale of common stock, net of issuance costs incurred of $639,802, were $14,873,123, inclusive of $1,520,870 related to shares held by the ESOP plan and $304,170 in connection with stock held by the MRP. The financial statements included herein have not been restated as a result of the consummation of the conversion.

NOTE C - Earnings per Share

Earnings per share are presented for the periods ended March 31, 1996 and 1995 based on the average shares issued and outstanding during the period. For the periods presented, unreleased ESOP shares are not considered outstanding for purposes of calculating earnings per share. Common stock equivalents, composed of stock options outstanding, are not included in the calculations since the effect is immaterial to the period presented.

NOTE D - Employee Stock Ownership Plan

In connection with the conversion to stock form as described in Note B, the Savings Bank established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Holding Company in an amount sufficient to purchase 152,087 shares (10% of the Common Stock issued in the Conversion). The loan is secured by the shares purchased and is being repaid by the ESOP with funds from contributions made by the Savings Bank, dividends received by the ESOP and any other earnings

                FIRST BANCSHARES, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                            (continued)

on ESOP assets. All dividends received by the ESOP are paid on the loan. The Savings Bank presently expects to contribute approximately $180,000 plus interest annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid approximately nine years from inception.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation relative to total compensation of all active participants. Benefits generally become 20% vested after each year of credited service beyond two years.

Vesting is accelerated upon retirement, death or disability of the participant. Forfeitures are returned to the Savings Bank or reallocated to other participants to reduce future funding costs.
Benefits may be payable upon retirement, death, disability or separation from service. Since the Savings Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

The Company accounts for its ESOP in accordance with Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reductions of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $76,000 and $221,000 for the three months and nine months ended March 31, 1996, respectively. ESOP compensation expense was $63,000 and $169,000 for the three months and nine months ended March 31, 1995.

A summary of ESOP shares at March 31, 1996 is as follows:
Shares allocated                                        27,942

Shares committed for release                            14,195

Unreleased shares                                      108,127
                                                       -------
     Total                                             150,264
                                                       =======

Fair value of unreleased shares                     $1,811,127
                                                     =========

                 FIRST BANCSHARES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                              (continued)

NOTE E - Management Recognition Plan

A Management Recognition Plan (MRP) has been adopted for the benefit of officers, directors and employees of the Savings Bank. The MRP provides officers, directors and employees with a proprietary interest in the Holding Company that will encourage them to remain with the Savings Bank or Holding Company. The Savings Bank contributed enough funds to the MRP to allow it to purchase 30,417 shares (2% of the shares of Common Stock issued in the Conversion). Shares have been granted to qualifying eligible officers, directors and employees pursuant to terms of the MRP. The shares are in the form of restricted stock and will vest over a five-year period. Compensation expense in the amount of the fair market value of the stock at the date of the grant to the officers, directors or employees will be recognized during the years in which the shares are payable.

NOTE F - Treasury Stock

On March 9, 1994, First Bancshares, Inc. announced its first stock repurchase program. The program was completed on March 31, 1994. Treasury stock consisting of 77,500 shares (approximately 5% of the outstanding stock) was purchased for $910,000. First Bancshares, Inc. began its second stock repurchase program on December 23, 1994. Treasury stock consisting of 73,714 shares was repurchased for $998,000 during the second stock repurchase program. A third repurchase program began on July 10, 1995. From July 10 through January 5, 1996, 69,985 shares were repurchased at a cost of $1,169,000 to complete the third repurchase program.

Between January 6 and March 31, 1996, 30,185 shares were repurchased at a cost of $495,000 pursuant to the fourth repurchase program. On March 31, 1996, therefore, a total of 251,384 shares of treasury stock were held and were recorded at a cost of $3,572,000. Between April 1, and May 3, 1996, 300 shares were purchased at a cost of $4,800. As of May 3, 1996, First Bancshares, Inc. had authority to purchase 36,075 additional shares pursuant to its fourth repurchase program. Treasury stock is shown at cost for financial statement presentation.


NOTE G - Accounting Changes
During the quarter ended September 30, 1994, First Bancshares, Inc. adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This statement requires certain debt and equity securities classified as available for sale to be valued at fair market value with unrealized holding gains and losses reported as a net amount in a separate component of stockholders' equity.

               FIRST BANCSHARES, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                            (continued)

Effective July 1, 1994, the Company adopted Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SOP 93-6 applies to shares acquired by employee stock ownership plans after December 31, 1992 but not yet committed to be released as of the beginning of the year SOP 93-6 is adopted. SOP 93-6 changes the measure of compensation expense recorded by employers for leveraged employee stock ownership plans from the cost of the ESOP shares to the fair value of the ESOP shares. Under SOP 93-6, the Company recognizes the compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that fair value of the Savings Bank's employee stock ownership plan shares differ from the cost of such shares, this differential will be charged or credited to equity. Employers with internally leveraged employee stock ownership plans such as the Company will not report the loans receivable from the ESOP as an asset and will not report the ESOP debt from the employer as a liability.

Effective July 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This statement requires a lender to consider a loan to be impaired if the lender believes it is probable it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the lender will be required to record a loan valuation allowance equal to the present value of the estimated future cash flows discounted at the loan's effective rate. Also adopted was SFAS No. 118, "Accounting for Creditors for Impairment of a Loan - Income Recognition and Disclosures, " which amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and eliminates the income recognition provisions of SFAS No. 114.

           FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 1995, as well as certain material changes in results of operations during the three and nine month periods ended March 31, 1996 and 1995.

   The following narrative is written with the presumption that the users have read or have access to the Company's 1995 Form 10-KSB, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1995, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 TO THE THREE MONTHS
 ENDED MARCH 31, 1995

   FINANCIAL CONDITION. Total assets increased $.4 million during the quarter ended March 31, 1996 as deposits increased $.6 million. Net loans increased by $3.3 million during the quarter while investment securities and certificates of deposit purchased decreased $2.2 million. Cash and cash equivalents decreased $.8 million during the quarter.

   Nonperforming assets were $1,041,000, or .74% of total assets at March 31, 1996 compared to $1,194,000, or .85% of total assets at December 31, 1995 and $714,000, or .58% of total assets at March 31, 1995. Nonperforming assets at March 31, 1996 included an $80,000 overdraft on a commercial checking account. The increase in nonaccrual loans to $130,000 at March 31, 1996 from $49,000 at December 31, 1995 and $51,000 at March 31, 1995 was attributable to the $80,000 overdraft. A $67,000 loss reserve has been established, consisting of a $27,000 transfer from general loss reserves and an immediate $40,000 expense. Civil litigation to recover the funds is in process. It is too early in the discovery process to assess the probability of recovery.

   NET INCOME. Net income was $284,000 for the quarter ended March 31, 1996 compared to $262,000 for the quarter ended March 31, 1995. Net interest income after provision for loan losses increased $105,000 and noninterest income increased $54,000. These two increases were largely offset by a $114,000 increase in noninterest expense and an income tax expense increase of $23,000 due to the increase in income before income tax expense.

   NET INTEREST INCOME. Net interest income of $1,141,000 for the quarter ended March 31, 1996 increased by $194,000, or 20%, from $947,000 for the quarter ended March 31, 1995. Interest income increased $437,000 while interest expense increased $243,000.

   INTEREST INCOME. Interest income increased by $437,000, or 20%, from $2,139,000 for the quarter ended March 31, 1995 to $2,576,000 for the quarter ended March 31, 1996. The largest portion of the increase was a $517,000 increase in interest income from loans receivable from $1,787,000 for the quarter ended March 31, 1995 to $2,304,000 for the quarter ended March 31, 1996. The increase was largely attributable to

            FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

the increase in average loans outstanding and partly to interest rate increases on existing adjustable rate loans. Interest income from investment securities decreased by $111,000 from $275,000 for the quarter ended March 31, 1995 to $164,000 for the quarter ended March 31, 1996. This decrease was primarily due to the decrease in the average balance outstanding in investment securities and partly to interest rate decreases on adjustable-rate securities or lower reinvestment rates.

   INTEREST EXPENSE. Interest expense of $1,435,000 for the quarter ended March 31, 1996 increased $243,000, or 20%, from $1,192,000 for the quarter ended March 31, 1995. The increase was partially attributable to an increase in the balance in customer deposits. The remainder of the increase was due to an increase of $197,000 in interest expense on borrowed funds as additional advances were drawn from the Federal Home Loan Bank to fund local loan demand.

   PROVISION FOR LOAN LOSSES. Loan loss provisions increased by $72,000 from none for the quarter ended March 31, 1995 to $72,000 for the quarter ended March 31, 1996. The increase was attributable to the $40,000 provision for the $80,000 overdraft and a $30,000 provision for a pool of car loans purchased. There were no loan losses, net of recoveries, on First Home originated loans for the quarter ended March 31, 1996 compared to $600 for the quarter ended March 31, 1995.

   OTHER THAN TEMPORARY DECLINE IN VALUE. There was a $17,000 expense for an other than temporary decline in value of a certificate secured by auto loans for the quarter ended March 31, 1996. Based on an analysis of the auto loans collateralizing the certificate, there is an other than temporary decline in the market value of the certificate. This expense, along with a corresponding charge to the recorded balance of the certificate, were taken to write the certificate down to the estimated net realizable value.

   NONINTEREST INCOME. Noninterest income of $156,000 for the quarter ended March 31, 1996 increased $54,000 from $102,000 for the quarter ended March 31, 1995. Service charges and other fee income increased by $13,000 from $55,000 for the quarter ended March 31, 1995 to $68,000 for the quarter ended March 31, 1996. This increase was primarily attributable to an increase in demand deposit accounts which, in turn, largely resulted from a checking account program initiated in July 1995. That program generated 438 net new checking accounts and approximately $660,000 in deposits during the quarter ended March 31, 1996.
   Income from real estate operations increased from $15,000 for the quarter ended March 31, 1995 to $25,000 for the quarter ended March 31, 1996. This $10,000 increase was primarily attributable to rental income from two four-plexes in Gainesville, Missouri.
   There was a $24,000 net gain from the sale of four mutual funds and a FNMA REMIC security. These investments were sold to generate cash flow for the holding company. Also during the quarter ended March 31, 1996, a rental property was sold for a gain of $17,000.

           FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

   NONINTEREST EXPENSE. Noninterest expense increased $114,000, or 18%, from $633,000 for the quarter ended March 31, 1995 to $747,000 for the quarter ended March 31, 1996. Compensation and employee benefits increased $35,000. The increase was attributable to $13,500 increase due to recording ESOP expense at fair market value and the remainder to payroll increases which went into effect on January 1, 1996. Occupancy and equipment increased $31,000. Of this amount, $6,500 was attributable to the opening of the branch in Sparta, Missouri and $3,500 for the rental duplexes in Gainesville, Missouri. Increases in computer and maintenance expenses made up the remainder of the increase. Other noninterest expenses increased $50,000, primarily due to expenses for the checking account program. This program will continue in 1996; however, it's expenses should be significantly reduced.

   NET INTEREST MARGIN. Net interest margin increased from 3.34% for the three months ended March 31, 1995 to 3.42% for the three months ended March 31, 1996. Income from earning assets increased by $437,000, or 20%, between the two quarters while interest expense increased by $243,000, or 20%. Net interest income increased by $194,000, or 20%. The average earning asset base increased by $17.0 million, or 15%, which was offset by a $16.6 million, or 17%, increase in the average interest-bearing liability base.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1996 TO THE NINE MONTHS
   ENDED MARCH 31, 1995.

   FINANCIAL CONDITION. Total assets for the nine months ended March 31, 1996 increased by $12.3 million. Cash and cash equivalents, federal funds sold, certificates of deposit purchased and investment securities decreased by $1.6 million while customer deposits increased by $4.3 million. Advances from Federal Home Loan Bank increased by $8.5 million. These funds were used to provide for a $13.6 million increase in net loans.

   Nonperforming assets of $986,000, or .77% of total assets at June 30, 1995 increased to $1,041,000, or .74% of total assets at March 31, 1996. Nonaccrual loans of $51,000 at June 30, 1995 increased to $130,000 at March 31, 1996. The $79,000 increase was attributable to the $80,000 overdraft previously discussed in the three month comparison section.

   NET INCOME. Net income increased $7,000 from $784,000 for the nine months ended March 31, 1995 to $791,000 for the nine months ended March 31, 1996. Net interest income after provision for loan losses was $3,136,000 for the nine months ended March 31, 1996 compared to $2,839,000 for the nine months ended March 31, 1995. This $297,000 increase was enhanced by a $103,000 increase in noninterest income. Those two increases, however, were offset by a $389,000 increase in noninterest expense. Income tax expense increased by $4,000 due to the increase in income before income tax expense.

          FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
       ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (continued)

   NET INTEREST INCOME. Net interest income of $3,234,000 for the nine months ended March 31, 1996 increased $404,000 from net interest income of $2,830,000 for the nine months ended March 31, 1995. Total interest income increased by $1,333,000 while total interest expense increased $929,000.

   INTEREST INCOME. Total interest income increased $1,333,000 from $6,115,000 for the nine months ended March 31, 1995 to $7,448,000 for the nine months ended March 31, 1996. The increase was primarily comprised of an increase in income from loans receivable which increased by $1,495,000 from $5,073,000 for the nine months ended March 31, 1995 to $6,568,000 for the nine months ended March 31, 1996. This increase was primarily due to an increase in the average outstanding loan balances during the two periods and partly to interest rate increases on existing adjustable rate loans. Income on investment securities decreased by $178,000 to $623,000 for the nine months ended March 31, 1996 compared to $801,000 for the nine months ended March 31, 1995.
The decrease reflects a lower average balance of investment securities along with lower average interest rates during the nine months ended March 31, 1996.

   INTEREST EXPENSE. Total interest expense was $4,214,000 for the nine months ended March 31, 1996, a $929,000 increase from $3,285,000 for the nine months ended March 31, 1995. An increase in the average balance of customer deposits and an increase in the average interest rates on the deposits caused the greater portion of the increase. A $347,000 increase in interest expense on borrowed funds, attributable to additional Federal Home Loan Bank advances, made up the remainder of the increase in interest expense.

   PROVISION FOR LOAN LOSSES. Provision for loan losses increased by $61,000 from $(9,000) for the nine months ended December 31, 1995 to $52,000 for the nine months ended March 31, 1996. The increase was attributable to the $40,000 provision for the $80,000 overdraft and $30,000 for a pool of car loans purchased partially offset by reductions in other reserves. Actual loan losses, net of recoveries, on First Home originated loans were $1,400 for the nine months ended March 31, 1996 compared to $8,000 for the nine months ended March 31, 1995.

   OTHER THAN TEMPORARY DECLINE IN VALUE. There was a $17,000 expense for an other than temporary decline in the value of a certificate secured by auto loans for the nine months ended March 31, 1996. Based on an analysis of the auto loans collateralizing the certificate, there is an other than temporary decline in the market value of the certificate. This expense, along with a corresponding charge to the recorded balance of the certificate, were taken to write the certificate down to the estimated net realizable value.

            FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (continued)

   NONINTEREST INCOME. Noninterest income of $340,000 for the nine months ended March 31, 1996 increased by $103,000 from $237,000 for the nine months ended March 31, 1995. Service charges and other fee income of $170,000 for the nine months ended March 31, 1996 increased $43,000 from $127,000 for the nine months ended March 31, 1995. This $43,000 increase was primarily attributable to an increase in demand deposit accounts which, in turn, largely resulted from a checking account program initiated in July 1995. During the nine months ended March 31, 1996, the number of checking accounts increased by 60% from approximately 3,350 accounts to approximately 5,400 accounts. Checking account deposits at March 31, 1996 were $14.0 million compared to $11.3 million at June 30, 1995.
   Income from real estate operations increased $29,000 from $40,000 for the nine months ended March 31, 1995 to $69,000 for the nine months ended March 31, 1996. The increase was primarily attributable to rental income from the two four-plexes in Gainesville, Missouri. Gains from sales of securities were $26,000 in the nine months ended March 31, 1996 as six securities were sold by the holding company to increase cash flow. Also during the nine months ended March 31, 1996, a rental property was sold for a gain of $17,000.

   NONINTEREST EXPENSE. Noninterest expense increased by $389,000 to $2,271,000 for the nine months ended March 31, 1996 from $1,882,000 for the nine months ended March 31, 1995. Compensation and employee benefits increased by $97,000, or 8%. The increase was attributable to hiring personnel for the Sparta branch which opened September 11, 1995 and the recording of ESOP shares committed to be released at current fair market value. The average fair market value of First Bancshares, Inc. stock was $12.67 per share for the nine months ended March 31, 1995 and was $16.26 per share for the nine months ended March 31, 1996.
   Occupancy and equipment increased by $85,000 due to the opening of the Sparta branch and negative adjustments in the nine months ended March 31, 1995 due to the reversal of overaccruals in budgeting for anticipated repairs and maintenance expense. Other noninterest expenses increased by $190,000 primarily attributable to the checking account program started in July 1995. The program will continue in 1996; however, it's expenses should be significantly reduced.

   NET INTEREST MARGIN. Net interest margin of 3.34% for the nine months ended March 31, 1996 increased .06% from 3.28% for the nine months ended March 31, 1995. The increase in income from earning assets of $1,333,000 was partially offset by the increase in interest expense of $929,000. The average earning assets base increased by $14.0 million, or 12%, which was partially offset by a $14.6 million, or 15%, increase in average interest-bearing liabilities.

           FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (continued)

LIQUIDITY AND CAPITAL RESOURCES

   First Home's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. While maturities and scheduled amortization of loans and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

   First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from a $5 million Federal Home Loan Bank line of credit can be drawn as an alternative source of funds. During the periods presented, First Home used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals. At March 31, 1996, First Home had approved loan commitments totaling $2.3 million and undisbursed loans in process of $1.7 million.

   Liquid funds necessary for normal daily operations of First Home are maintained in four working checking accounts, a daily time account with the Federal Home Loan Bank of Des Moines and in federal funds. It is the Savings Bank's current policy to maintain adequate collected balances in those four checking accounts to meet daily operating expenses, customer withdrawals, and fund loan demand. Funds received from daily operating activities are deposited, on a daily basis, in one of the working checking accounts and transferred, when appropriate, to daily time or federal funds sold to enhance income or to reduce any outstanding line-of-credit advance from the Federal Home Loan Bank.

   Normal daily operating expenses are not expected to significantly change. Noninterest expense as a percentage of average assets at 2.1% is expected to remain basically constant. Interest expense on customer deposits is expected to increase slightly over the near future as the deposit base gradually increases, rates on existing interest bearing transaction accounts remain stable and maturing certificates of deposit are reinvested at slightly higher interest rates. A $3.5 million Federal Home Loan Bank advance is due in November 1996. Based on current interest rate levels, a higher rate is expected if extended. Interest income is expected to gradually increase over the near future as new loans are funded, interest rates remain basically constant or are gradually increased on current adjustable-rate loans and securities and as maturing investments are reinvested at relatively constant to slightly increasing interest rates. Noninterest income is expected to increase slightly as service charges and other fee income from demand deposit accounts increases. Customer deposits are expected to marginally exceed withdrawals.





                                -15-
           FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (continued)

   Construction of a new branch facility in Gainesville, anticipated to cost approximately $450,000, is underway with completion and occupancy tentatively scheduled for September 1996. Additional plans for development of the remaining 2.25 acres tract are under consideration. The Gainesville branch was opened September 1, 1992 and is housed in a small modular facility. At March 31, 1996, Gainesville had $7.7 million in deposits and $10.5 million in loans.
   At March 31, 1996, certificates of deposit amounted to $68.9 million, or 67% of First Home's total deposits, including $40.2 million of fixed rate certificates scheduled to mature within twelve months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and the Federal Home Loan Bank line of credit and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.
   The Office of Thrift Supervision requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. First Home's liquidity ratio was 11.94% at March 31, 1996 and its short-term liquidity ratio at March 31, 1996 was 10.83% First Home consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.
   The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at March 31, 1996.
                                                  Percent of Adjusted
                                           Amount    Total Assets
                                               (Unaudited)
                                          (Dollars in thousands)
Tangible capital                           $18,324       13.3%
Tangible capital requirement                 2,064        1.5
                                            ------       ----
Excess                                     $16,260       11.8%
                                            ======       ====
Core capital                               $18,324       13.3%
Core capital requirement                     4,128        3.0
                                            ------       ----
Excess                                     $14,196       10.3%
                                            ======       ====
Risk-based capital                         $18,453       20.5%
Risk-based capital requirement               7,203        8.0
                                           -------       ----
Excess                                     $11,250       12.5%
                                            ======       ====
                                   -16-


FIRST BANCSHARES, INC. AND SUBSIDIARY

PART II - OTHER INFORMATION

ITEM 1, LEGAL PROCEEDINGS


Neither the Registrant nor the Savings Bank is a party to any material legal proceedings at this time. From time to time the Savings Bank is involved in various claims and legal actions arising in the ordinary course of business.

ITEM 2, CHANGES IN SECURITIES

Not applicable.

ITEM 3, DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5, OTHER INFORMATION

None

ITEM 6, EXHIBITS AND REPORT ON FORM 8-K

None


























                                        -17-


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            First Bancshares, Inc.
                                                 (Registrant)


Date:  May 15, 1996                          By: Stephen H. Romines
                                                    (Signature)
                                                    CEO



                                              By: Susan J. Uchtman
                                                  (Signature)
                                                   CFO