Form 10KSB
period 1996-06-30
FIRST BANCSHARES INC /MO/
filed 1996-10-01
CIK 912967

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                               ____________________________

                                     FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

      For the fiscal year ended June 30, 1996  OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                           Commission File Number:  0-22842

                                FIRST BANCSHARES, INC.
                 (Exact name of registrant as specified in its charter)

       Missouri                                                43-1654695
  (State or other jurisdiction of incorporation             (I.R.S. Employer
     or organization)                                     Identification No.)

   142 E. First Street, Mountain Grove, Missouri                    65711
     (Address of principal executive offices)                      (Zip Code)

    Registrant's telephone number, including area code:  (417) 926-5151

    Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, par value $0.01 per share
                                  (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  x     NO
                                             -----     -----
    Indicate by check mark whether disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [___]

     The registrant's revenues for the fiscal year ended June 30, 1996 were $10,387,000.

     As of September 27, 1996, there were outstanding 1,205,376 shares of the Registrant's Common Stock. The Registrant's voting stock is traded over-the-counter and is listed on the Nasdaq National Market ("Nasdaq/NMS") under the symbol "FBSI." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq/NMS on September 27, 1996, was $14,977,456. For purposes of this calculation, officers and directors of the Registrant, the Employee Stock Ownership Plan and the Management Recognition Plan are considered affiliates of the Registrant.

                             DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1996. (Parts I and II)

2. Portions of Proxy Statement for the 1996 Annual Meeting of Stockholders. (Part III)

Transitional Small Business Disclosure Format (check one)  Yes____  No__X__

                                         PART I

Item 1.  Business

General

     First Bancshares, Inc. ("First Bancshares" or the "Company"), a Missouri corporation, was incorporated on September 30, 1993 for the purpose of becoming the holding company for First Home Savings Bank ("First Home" or the "Savings Bank") upon the Savings Bank's conversion from a state-chartered mutual to a state-chartered stock savings and loan association ("Conversion"). The Conversion was completed on December 22, 1993. At June 30, 1996, the Company had consolidated total assets of $143.7 million, total customer deposits of $106.0 million and stockholders' equity of $23.7 million. First Bancshares has not engaged in any significant activity other than holding the stock of First Home. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank and its subsidiaries.

     The Savings Bank is a Missouri-chartered, federally insured stock savings and loan association organized in 1911. The Savings Bank conducts its business from its home office in Mountain Grove and four full service branch facilities in Marshfield, Ava, Gainesville and Sparta, Missouri. The deposits of the Savings Bank are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

     The Savings Bank provides its customers with a full array of community banking services. The Savings Bank is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with other funding sources, to invest in one- to four-family residential mortgage loans and, to a lesser extent, multi-family residential, consumer, and commercial mortgage loans, including home equity loans, for its loan portfolio, as well as for mortgage-backed and U.S. Government and agency securities and other assets. At June 30, 1996, the Savings Bank's net loans were $118.8 million, or 82.7% of consolidated total assets, including $95.5 million, or 77.44% of total loans secured by one- to four-family properties, $18.7 million, or 15.13% of total loans secured by other real estate and $7.1 million of consumer loans, or 5.78% of total loans. 77.3% of total loans, or $95.3 million, are floating rate one-to-four family residential mortgage loans or adjustable rate residential mortgage loans (collectively referred to as "ARMs").

Market Area

     The Savings Bank is headquartered in the town of Mountain Grove, in Wright County, Missouri. Wright County has a population of approximately 17,000 and its economy is highly diversified, with an emphasis on the beef and dairy industry. The Savings Bank's market area is predominantly rural in nature and its deposit taking and lending activities primarily encompass Wright, Webster, Douglas, Christian and Ozark counties. Companies in the area include Hutchens Steel, Paramont Cap, Arlee Home Fashions, Emerson Electric, and Rawlings. The Savings Bank also transacts a significant amount of business in Texas, Greene and Taney counties, Missouri. The area, especially Ozark County due to its proximity to the Norfolk and Bull Shoals lakes, has experienced a rather slow but steady growth from retirees. Economic conditions in the Savings Bank's market area have been stable.

     The Savings Bank has also established a limited lending presence in and around Kimberling City in Taney and Stone counties, Missouri. That area has enjoyed significant growth due to its proximity to the resort area of Branson and Table Rock Lake. Most of the Savings Bank's lending in this area has been limited to owner occupied single family homes.

Selected Consolidated Financial Information

     This information is incorporated by reference from pages 4 and 5 of the 1996 Annual Report to Stockholders ("Annual Report") attached hereto as
  Exhibit 13.

                                           1

Yields Earned and Rates Paid

     The earnings of the Savings Bank depend largely on the spread between the yield on interest-earning assets (primarily loans and investments) and the cost of interest-bearing liabilities (primarily deposit accounts), as well as the relative size of the Savings Bank's interest-earning assets and interest-bearing liability portfolios.

     The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and ratio of average interest earning assets to average interest-bearing liabilities. Average balances for a period have been calculated using the average monthly balances for the years ended June 30, 1996 and 1995 and the average of month-end balances for the year ended June 30, 1994.

                                               2

                                                                        Years
Ended June 30,
                                                 1996
1995                           1994
                                                 Interest
Interest                      Interest
                                      Average      and    Yield/     Average
and     Yield/     Average    and    Yield/
                                     Balance(2) Dividends Cost     Balance(2)
Dividends Cost    Balance(2) Dividends Cost

(Dollars in thousands)
Interest-earning assets:
 Loans(1)                             $111,335   $8,936   8.03%     $93,384
$7,001   7.50%     $80,855   $5,984   7.40%
 Mortgage-backed securities              3,035      201   6.62        3,221
 243   7.54        3,869      232   6.00
 Investment securities                  13,275      813   6.12       17,738
1,075   6.06       12,386      616   4.97
 Daily interest-bearing deposits             3,223      163   5.06        1,704
      66   3.87        5,242      171   3.26
 Federal funds sold                               3        0    -
180        5   2.77          688       14   2.03
                                      --------   -------            -------
------            -------    -----
    Total interest-earning assets      130,871    0,113   7.73      116,227
8,390   7.22      103,040    7,017   6.81
Non-interest earning assets:
 Office properties and equipment, net    2,003                        1,736
                   1,696
 Real estate, net                          876                          441
                     363
 Other non-interest-earning assets       2,614                        2,515

                    2,688
                                     ---------                     --------
                --------
   Total assets                       $136,364                     $120,919
                $107,787
                                      ========                     ========
                ========

Interest-bearing liabilities:
 Passbook accounts                    $  5,182      164   3.17     $  5,044
 160   3.17     $  4,861      142   2.92
 NOW and Super Saver accounts           26,353      858   3.25       25,820
 866   3.35       26,886      757   2.82
 Certificates of deposit                68,475    4,021   5.87       62,520
3,428   5.48       47,996    2,366   4.93
                                       -------    -----              ------
-----              ------    -----
   Total deposits                      100,010    5,043   5.04       93,384
4,454   4.77        79,743    3,265   4.09

 Other interest-bearing liabilities     10,404      618   5.94        2,059
 100   4.86        7,638      289   3.78
                                       -------    -----              ------
-----              ------    -----

   Total interest-bearing liabilities  110,414    5,661   5.13       95,443
4,554   4.77       87,381    3,554   4.07

Non-interest-bearing liabilities:
 Other liabilities                       2,362                        1,319
                   1,370
                                      --------                       ------
                  ------
   Total liabilities                   112,776                       96,762
                  88,751

Stockholders' equity                    23,588                       24,157
                  19,036
                                       -------                       ------
                  ------
   Total liabilities and stockholders'
     equity                           $136,364                     $120,919
                   $107,787
                                      ========                     ========
                ========

Net interest income                              $4,452
$3,836                       $3,463
                                                =======
======                       ======

Interest rate spread                                      2.60%
       2.45%                        2.74%

Net interest margin                                       3.40%
       3.30%                        3.36%

Ratio of average interest-earning
 assets to average interest-
 bearing liabilities                       119%                         122%
                    118%
________________

(1) Average balances include nonaccrual loans and loans 90 days or more past due. The corresponding interest up to the date of nonaccrual status has been included in the "Interest and Dividends" column.
(2) Average balances for a period have been calculated using the average monthly balances for the years ended June 30, 1996 and 1995 and the average of month-end balances for the year ended June 30, 1994.

                                                                    3

Yields Earned and Rates Paid

     The following table sets forth (on a consolidated basis) for the periods and at the date indicated, the weighted average yields earned on the Company's and First Home's assets, the weighted average interest rates paid on First Home's liabilities, together with the net yield on interest-earning assets.


                                                     At June 30,      Years
Ended June 30,
                                                         1996        1996
1995     1994
                                                     -----------     ----
----     ----
Weighted average yield on loan portfolio                     8.09%       8.03%
  7.50%    7.40
Weighted average yield on mortgage-backed
  securities                                             6.96        6.62
7.54     6.00
Weighted average yield on investment securities          5.77        6.12
6.06     4.97
Weighted average yield on interest-bearing deposits      5.56        5.06
3.87     3.26
Weighted average yield on federal funds sold              --          --
2.77     2.03
Weighted average yield on all interest-
  earning assets                                         7.80        7.73
7.22     6.81
Weighted average rate paid on total deposits             4.77        5.04
4.77     4.09
Weighted average rate paid on FHLB advance               5.80        5.94
4.86     3.78
Weighted average rate paid on all interest
 -bearing liabilities                                    4.89        5.13
4.77     4.07
Interest rate spread (spread between weighted
 average rate on all interest-earning assets
 and all interest-bearing liabilities)                   2.91        2.60
2.45     2.74
Net interest margin (net interest income
  (expense) as a percentage of average
  interest-earning assets)                               N/A         3.40
3.30     3.36

                                                                  4

     The following table sets forth the effects of changing rates and volumes on net interest income of the Company and Savings Bank. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume).

                                     Years Ended June 30,              Years
Ended June 30,
                                     1996 Compared to 1995           1995
Compared to 1994
                                      Increase (Decrease)             Increase
(Decrease)
                                             Due to
Due to
                                  ----------------------------
----------------------------
                                                  Rate/
    Rate/
                                  Volume   Rate   Volume   Net      Volume
Rate   Volume   Net
                                  ------   ----   ------  -----     ------
----   ------  ----
                                                                  (In thousands)
Interest-earning assets:
 Loans(1)                        $1,346    $495    $94       $1,935       $926
  $ 80    $ 11  $1,017
 Mortgage-backed securities         (14)    (30)     2     (42)       (39)
60     (10)     11
 Investment securities             (270)     11     (3)   (262)       267
132      60     459
 Daily interest-bearing deposits     59      20     18      97       (115)
32     (22)   (105)
 Federal funds sold                  (5)     (5)     5           (5)       (10)
     5      (4)     (9)
                                  ------    ----   ----   -----       -----
----    ----   -----

Total net change in income on
 interest-earning assets           1,116     491   116    1,723      1,029
309      35   1,373
                                   -----     ---   ----   -----      -----
---     ---   -----

Interest-bearing liabilities:
 Interest-bearing deposits          317      253     19     589        557
540      92   1,189
 FHLB advances                      406       22     90     518       (211)
 82     (60)   (189)
 Other borrowings                   --       --      --      --         --
  --      --      --
                                  ------     ----   ----   ----        -----
----     ----   -----

Total net change in expense on
 interest- bearing liabilities      723            275    109   1,107
346      622       32   1,000

Net change in net interest income $ 393           $ 216  $  7   $ 616      $
683    $(313)    $  3   $ 373
________________
(1)  Includes interest on loans 90 days or more past due.

                                                                   5

Interest Rate Sensitivity of Net Portfolio Value

The table below measures interest rate risk by estimating the change in market value of the Savings Bank's assets, liabilities, and off-balance sheet contracts in response to an instantaneous change in the general level of interest rates. The procedure for measuring interest rate risk was developed by the Office of Thrift Supervision ("OTS") to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period) used previously by the OTS. The model first estimates the level of the Savings Bank's market value of portfolio equity ("MVPE") (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Savings Bank's MVPE under different interest rate scenarios. The change in MVPE under the different interest rate scenarios provides a measure of the Savings Bank's exposure to interest rate risk. The data presented below is as of June 30, 1996, the latest date for which data is available.



                         -400      -300       -200      -100
+100      +200         +300       +400
                         Basis     Basis      Basis     Basis        No
Basis     Basis        Basis      Basis
                         Points    Points     Points    Points     Change
Points    Points       Points     Points

                                                              (In thousands)

ASSETS
Mortgage loans and
 securities              $116,756   $115,551   $114,538   $113,669   $112,703
$111,246   $109,086   $106,499   $103,737
Non-mortgage loans          9,125      9,100      9,075      9,051      9,027
   9,004      8,981      8,958      8,936
Cash, deposits and
 securities                18,159     17,931     17,709     17,461     17,203
  16,938      16,659     16,362     16,074
Premises and
 equipment                  2,381      2,381       2,381     2,381      2,381
   2,381      2,381      2,381      2,381
Other assets                1,227      1,414       1,856     2,534      3,298
   4,034      4,729      5,387      6,012
                          -------   --------    --------   --------  --------
--------   --------   --------   --------
TOTAL                    $147,648   $146,377    $145,559   $145,096  $144,612
$143,603   $141,836   $139,587   $137,140
                         ========   ========    ========   ========  ========
========   ========   ========   ========

LIABILITIES
Deposits                 $108,494   $107,955    $107,426   $106,912  $106,410
$105,919   $105,437   $104,967   $104,507
Borrowings                 15,589     15,275      14,973     14,681    14,400
  14,129      13,867     13,614     13,369
Other liabilities             484        484              484        484
484        483        483        483        483
                         --------   --------    --------   --------  --------
--------   --------   --------   --------
TOTAL                    $124,567   $123,714    $122,883   $122,077  $121,294
$120,531   $119,787   $119,064   $118,359
                         ========   ========    ========   ========  ========
========  =========   =========  ========

MARKET VALUE OF
 PORTFOLIO EQUITY        $ 23,081   $ 22,663    $ 22,676   $ 23,019  $ 23,318
$ 23,072   $ 22,049   $ 20,523   $ 18,781
                       =======   ========   =======   ========  =======
=======   =======   =======   =======

                                                          6

Lending Activities

     General. The principal lending activity of the Savings Bank is the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing single-family owner occupied homes within its primary market area. In an attempt to diversify its lending portfolio, however, the Savings Bank also originates real estate loans, consumer loans, mobile home loans, home improvement loans, commercial loans, business loans, student loans, and loans secured by savings accounts. In addition to loans within the Savings Bank's primary market area, the Savings Bank also has originated 14 single family loans, one condominium loan and three land loans in Texas, Kansas, Arkansas, and Colorado. The aggregate balance of these 18 loans at June 30, 1996 was $1.4 million.

     At June 30, 1996, the Savings Bank's net loans receivable totaled approximately $118.8 million representing approximately 82.68% of consolidated total assets. Since 1973, the Savings Bank has primarily originated ARM loan products. At June 30, 1996, ARM loans accounted for $114.0 million or 92.4% of the total loan portfolio. The Savings Bank focuses on serving the needs of its local community and strongly believes in a lending philosophy that stresses individual customer service and flexibility in meeting the needs of its customers.
                                                             7

Loan Portfolio Analysis. The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan and type of security as of the dates indicated. Construction loans are included in the residential and commercial loan types. The Savings Bank does not account for construction loans separate from residential and commercial loans.

                                                                             At
June 30,
                                       1996               1995
1994            1993               1992
                                   Amount Percent     Amount Percent
Amount Percent   Amount Percent     Amount Percent
                                                                      (Dollars
in thousands)
Type of Loan:

 Residential             $95,534  77.44%    $82,891  79.12%    $70,320  80.17
    $61,721  80.76%    $53,695  79.94%
 Commercial                9,159   7.42       7,074   6.75       5,497   6.27
   4,363   5.71       4,474   6.66
 Land                      5,781   4.69       4,272   4.08       3,464   3.95
   2,774   3.63       2,120   3.16
 Second mortgage loans     3,727   3.02       2,731   2.60       1,812   2.07
   1,736   2.27       1,589   2.37
                         -------   ----      ------   ----      ------   ----
  ------   ----       -----   ----
   Total mortgage loans  114,201  92.57      96,968  92.55      81,093  92.46
  70,594  92.37      61,878  92.13

Other Loans:
 Automobile loans          4,184   3.39       3,084   2.95       2,685   3.06
   2,245   2.94       2,073   3.09
 Savings account loans     1,282   1.04       1,145   1.09         941   1.08
     718   0.94         879   1.31
 Mobile home loans           745   0.60         622   0.59         583   0.66
     533   0.69         354   0.52
 Other consumer              916   0.75         811   0.78         947   1.08
     976   1.28         870   1.30
 Commercial business       2,035   1.65       2,142   2.04       1,460   1.66
   1,360   1.78       1,110   1.65

   Total other loans       9,162   7.43       7,804   7.45       6,616   7.54
   5,832   7.63       5,286   7.87
                          ------   ----       -----   ----       -----  -----
  -----   ----       -----   ----

   Total loans           123,363 100.00%    104,772 100.00%     87,709 100.00%
  76,426 100.00%     67,164 100.00%
                         ------- ======     ------- ======      ------ ======
  ------ ======      ------ =======

Add:

 Unamortized deferred loan costs,
  net of origination fees     70                 46                 21
    --                  --

Less:

 Undisbursed loans in process 4,133              2,945              1,474
      2,878                787
 Unamortized loan origination fees,
  net of direct costs           --                 --                 --
        --                  --
 Allowance for possible loan losses 520                442                479
            470                443
                                   -----               ----              -----
           -----              -----

Total loans receivable, net       $118,780           $101,431
$85,777           $73,078            $65,934

                                                                               8

                                                                           At
June 30,
                                         1996             1995            1994
              1993                1992
                                    Amount  Percent   Amount Percent    Amount
Percent    Amount Percent      Amount Percent
                                                                     (Dollars
in thousands)

Type of Security:

Residential real estate
  Second mortgage loans          $   3,356   2.72%  $   2,355   2.25%   $
1,812   2.07%  $  1,736   2.27%   $  1,589   2.37%
  One-to-four family                95,534  77.44      82,891  79.12
70,320  80.17     60,380  79.00      52,605  78.32
  Multi-family                       1,190   0.97       1,391   1.33
1,267   1.45      1,341   1.76       1,090   1.62
Commercial or industrial real estate 8,283   6.71       5,977   5.70
4,230   4.82      4,363   5.71       4,474   6.66
Land                                 5,838   4.73       4,354   4.15
3,464   3.95      2,774   3.63       2,120   3.16
Commercial or industrial assets      2,035   1.65       2,142   2.04
1,460   1.66      1,360   1.78       1,110   1.65
Automobile                           4,184   3.39       3,084   2.95
2,685   3.06      2,245   2.94       2,073   3.09
Savings accounts                     1,282   1.04       1,145   1.09
941  1.08        718   0.94         879   1.31
Mobile homes                           745   0.60         622   0.59
583  0.66        533   0.69         354   0.52
Other                                  916   0.75         811   0.78
947  1.08        976   1.28         870   1.30
                                    ------  -----      ------  -----
-------  ----     ------  -----     -------  -----

   Total                           123,363 100.00%    104,772 100.00%
87,709 100.00%   76,426 100.00%      67,164 100.00%

Add:

 Unamortized deferred loan costs,
 net of origination fees                70                 46
21                --                 --

Less:
 Undisbursed loans in process        1,535                841
20             1,421                328
 Due to borrowers on construction
   loans                             2,598              2,104
1,454             1,457                459
 Allowance for possible loan losses    520                442
479               470                443
                                   -------            -------
------            ------             ------

 Total loans receivable, net      $118,780           $101,431
$85,777           $73,078            $65,934
                                  ========           ========
=======           =======            =======

                                             9

     One- to Four-Family Residential Loans. The primary lending activity of the Savings Bank has been the origination of mortgage loans to enable borrowers to purchase existing homes, to construct new single-family homes or refinance existing debt on their homes. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses at a minimum. At June 30, 1996, approximately $95.5 million, or 77.44% of the Savings Bank's gross loan portfolio, consisted of loans secured by one- to four-family residential real estate.

     The Savings Bank presently originates ARM loans secured by one- to four-family properties with loan terms of 10 to 30 years. Since 1973, the Savings Bank has originated almost exclusively ARM loan products. Initially, ARM loans were indexed to the Savings Bank's cost of money. In 1979, the Savings Bank discontinued the use of the indexed ARM loans and changed to its current policy of non-indexed ARMs, which generally allows but does not require the Savings Bank to adjust the interest rate once a year, up or down, not to exceed 1% per year. Loans of this nature originated after 1988 generally were limited to a 6% maximum increase over the life of the loan.

     The Savings Bank does not charge points on ARM loans. In addition, the Savings Bank presently does not charge appraisal fees. It quotes an interest rate, or base rate, with no points and gives the borrower the option, if desired, to pay a 1% fee, but obtain the loan at 1% below the Savings Bank's base rate for the first year of the loan. Construction borrowers can pay a 2% fee and receive a 2% reduction in the initial interest rate for the first year of the loan. The Savings Bank funds most of its loan commitments in a relatively short period of time. If a commitment expires, the Savings Bank will generally renew the commitment upon request.

     The Savings Bank underwrites ARMs based on an assumed 1% per year interest rate increase. The Savings Bank's policy to adjust the interest rate once a year within 1% is a self-imposed limit by the Savings Bank. The Savings Bank's experience has been that most of its borrowers can manage an increased payment resulting from a 1% increase; however, an increase of over 1% may put a strain on the borrowers' ability to repay. As a result, the potential for a substantial increase in interest payments on the Savings Bank's ARM loans is lessened as is the likelihood of delinquencies and defaults.

     The Savings Bank's lending policies generally limit the maximum loan-to-value ratio on adjustable rate residential mortgage loans to 85% of the lesser of the appraised value or purchase price of the underlying residential property. The Savings Bank requires title insurance or an abstract extension and attorney's opinion, fire and casualty coverage and a flood zone determination on all mortgage loans originated or purchased. All of the Savings Bank's real estate loans contain "due on sale" clauses. The Savings Bank personnel prepare all property evaluations at no expense to the borrower unless the property is outside its normal lending territory, in which event, independent appraisers are utilized. At June 30, 1996, the maximum loan-to-value ratio on loans to local borrowers was generally 85%.

     At June 30, 1996, the Savings Bank had $4.4 million in interim construction loans in its portfolio with maximum loan to value ratios of 80% to 85%. Most of these loans are residential construction loans for single- or multi-family dwelling units. All of these loans automatically convert into permanent residential real estate loans.

     Multi-Family Residential Loans. At June 30, 1996, approximately $1.2 million, or .97% of the Savings Bank's gross loan portfolio consisted of 10 loans secured by multi-family residential real estate. Multi-family real estate loans are generally originated at 80% of the appraised value of the property or selling price, whichever is less, and carry adjustable rate mortgages with the principal amortized over 10 to 30 years. Loans secured by multi-family real estate are generally larger and involve a greater degree of risk than one- to four- family residential loans. In addition, multi-family real estate loans carry risks similar to those associated with commercial real estate lending. See " -- Consumer and Commercial Business Loans."

     At June 30, 1996, the Savings Bank's largest multi-family residential loan was a $236,000 loan secured by five separate properties with a total of 12 rental units in Harrison, Arkansas. At June 30, 1996, the Savings Bank had

                                                                    10
no multi-family residential loans that the Savings Bank originated that were delinquent 60 days or more. See "-- Non-Performing Assets and Delinquencies."

     Land and Commercial Real Estate Loans. The Savings Bank had land and commercial real estate loans outstanding of $14.9 million at June 30, 1996. The commercial real estate loans originated by the Savings Bank are primarily secured by commercial buildings. Land loans on property located primarily in the Savings Bank's primary market area amounted to $5.8 million or 4.69% of the total loan portfolio at June 30, 1996. The Savings Bank's land loans generally are secured by farm land and involve the risks associated with general agricultural conditions.

     The Savings Bank does not actively solicit or originate commercial real estate loans. At June 30, 1996, the Savings Bank's largest commercial real estate loan was a $442,000 loan secured by an automobile dealership building located in its market area which was performing according to its terms. Of primary concern in commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the property. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to supply and demand in the market in the type of property securing the loan and therefore, may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, the borrowers ability to repay the loan may be impaired. Although the thrift industry has generally experienced material losses in commercial real estate lending, the Savings Bank has sustained no material losses on such loans.

     Consumer and Commercial Business Loans. The Savings Bank's consumer loans consist of car loans, appliance dealer loans, mobile home loans, savings account loans, and various other consumer loans. At June 30, 1996, the Savings Bank's consumer loans totaled approximately $7.1 million, or 5.78% of the Savings Bank's total loans. Subject to market conditions, management expects to continue to market and originate consumer loans as part of its strategy to provide a wide range of personal financial services to its depository customer base and as a means to enhance the interest rate sensitivity of the Savings Bank's interest-earning assets and its interest rate spread.

     In May 1994, the Savings Bank purchased a pool of car loans totalling $250,000 through a private placement. Principal and interest payments are made on the loans monthly and paid to the Savings Bank. At June 30, 1996, the balance of these loans totalled $110,000. Based on information from the loan servicer concerning delinquencies, repossessions and individual balances written-off, the Savings Bank has established a reserve for the loans remaining. At June 30, 1996, the balance of the reserve was $32,000.

     The Savings Bank also purchases consumer loans from three local appliance dealers. Such loans are made by the appliance dealers to the dealer's customers. At June 30, 1996, such loans amounted to $164,000. Reserves for losses maintained by the dealers at June 30, 1996 totaled $32,000. These loans are originated by the dealers and are assigned, with recourse, to the Savings Bank. Payments are made directly to the dealers by the borrower and any losses are borne by the dealer rather than the Savings Bank. The Savings Bank obtains and reviews regularly updated financial statements of the appliance dealers and monitors the individual loans purchased.

     The Savings Bank's procedures for underwriting consumer loans include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the borrower's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount.

                                                               11

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, mobile homes, boats and recreational vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Savings Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. The Savings Bank historically has had a low level of delinquencies on its consumer loans. See"-- Nonperforming Assets and Delinquencies." At June 30, 1996, only $108,000 of the Savings Bank's consumer loan portfolio was 90 days or more past due.

     Other loans consists of commercial loans with no real estate as security, business equipment loans, farm equipment loans and cattle loans. As of June 30, 1996, 1995 and 1994, these loans totaled $2.0 million, $2.1 million and $1.5 million, respectively. Not only did the dollar amount of other loans remain basically stable, the ratio of other loans as a percent of total loans likewise remained relatively constant during the three year ended June 30, 1995 at 1.65%, 2.04% and 1.66%, respectively. These ratios are an indication that the Savings Bank does not particularly emphasize loans of this type, but may make such loans for well qualified customers. There have been no losses from the "other loans" category in the past three fiscal years.

     Second Mortgage Loans. The Savings Bank offers adjustable rate second mortgage loans that are usually made on the security of the borrower's residence. Loans normally do not exceed 80 to 85% of the appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 20 to 25 years requiring monthly payments of principal and interest. At June 30, 1996, second mortgage loans amounted to $3.7 million, or 3.02% of total loans of the Savings Bank.

                                                    12

Loan Maturity and Repricing

     The following table sets forth certain information at June 30, 1996 regarding the dollar amount of loans maturing in the Savings Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less. Mortgage loans which have adjustable rates are shown as maturing at their next repricing date. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.


                                              After One Year    After 3 Years
   After 5 Years
                            Within One Year   Through 3 Years  Through 5 Years
 Through 10 Years  Beyond 10 Years    Total
                                                        (Dollars in thousands)

Real estate mortgage            $98,133        $   166            $   29
   $    52         $    --           $98,380
Commercial real estate            9,473             --                --
        --              --             9,473
Land                              6,348             --                --
        --              --             6,348
Mobile home                         745             --                --
        --              --               745
Automobile                        4,058             17                109
        --              --             4,184
Savings account loans             1,266             16                 --
        --              --             1,282
Other consumer                      875             41                 --
        --              --               916
Commercial business               2,028                   7                 --
             --              --             2,035
                                 ------         -------             ------
     -------       --------           ------
     Total loans               $122,926        $   247            $   138
    $   52         $    --          $123,363



     The following table sets forth the dollar amount of all loans due one year after June 30, 1996, which have fixed interest rates and have floating or adjustable interest rates.


                                          Fixed                 Floating or
                                          Rates              Adjustable Rates
                                         -------             ----------------
                                                    (In thousands)

Real estate mortgage                     $  247                   $    --
Commercial real estate                       --                        --
Land                                         --                        --
Mobile home                                  --                        --
Automobile                                  126                        --
Savings account loans                        16                        --
Other consumer                               41                        --
Commercial business                           7                        --
                                          -----                  --------
     Total                               $  437                   $    --
                                         ======                   ========

                                                                 13

     The following table sets forth scheduled contractual amortization of loans and mortgage-backed securities at June 30, 1996 and the dollar amount of such loans and mortgage-backed securities at the date which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                                         At June 30, 1996
                                          Commercial            Mortgage-
                       Mortgage  Consumer  Business    Total     Backed
                        Loans     Loans      Loans     Loans   Securities
                                             (In thousands)
Amounts due:
 Within one year        $   3,326    $2,193     $1,077    $  6,596    $   --
 After one year
  through three years       868    2,365        334       3,567        --
 After three years
  through five years      1,850    1,761         248      3,859        --
 After five years       108,157      808         376    109,341     2,831
                        -------    -----        -----    -------    -----
     Total             $114,201   $7,127      $2,035    $123,363   $2,831
                       ========   ======      ======    ========   ======

Interest rate terms
 on amounts due after
 one year:
   Fixed               $    247   $  183      $   7      $  437    $  227
   Adjustable           110,628    4,751        951     116,330     2,604
                        -------    -----      -----     --------    ------
      Total            $110,875   $4,934       $958    $116,767    $2,831
                       ========   ======      =====    ========    ======


     Mortgage Loan Solicitation and Processing. The Savings Bank's main source of loans is from referrals from current or prior borrowers, limited walk-ins
and contact and relationships with real estate agents.   Once a mortgage loan
application is received, a credit and property analysis is completed including obtaining a credit report from local reporting agencies, verification of income and deposits through mail or direct contact, asset and liability verification as required and an evaluation of the property offered as collateral. Real estate evaluations are completed by board approved staff personnel. The application is then submitted for underwriting by designated staff members and forwarded to a loan officer for review and action along with the underwriter's recommendations. Decisions are generally made within a week. Loans in excess of $100,000 are approved by the Board of Directors and loans less than that amount are approved by authorized officers or a loan officer of the Savings Bank.

     Loan Originations, Purchases and Sales. Loans are originated to meet or exceed the applicable underwriting requirements of the Savings Bank. The Savings Bank has never sold loans in the secondary market.

     The Savings Bank has occasionally purchased loans from other financial institutions or three local appliance dealers, as discussed above. See "-- Consumer and Commercial Business Loans." The Savings Bank purchased four whole mortgage loans during 1996. At June 30, 1996, one loan had been paid in full and the three remaining loans totaled $177,000.

                                                                  14

The following table shows total mortgage loans originated, purchased, sold and repaid during the periods indicated.
                                                            Years Ended June
30,
                                                       1996          1995
1994
                                                              (In thousands)
Total mortgage loans at beginning of period            $96,968      $81,093
$70,594
                                                       -------      -------
-------
Loans originated:
 One-to-four family residential                         32,452       25,817
24,910
 Multi-family residential and commercial real estate     4,254        3,052
 1,106
 Land                                                    3,528        1,646
 1,876
                                                        ------       ------
------
   Total loans originated                               40,234       30,515
27,892

Loans purchased:
 Single-family residential                                  358          --
   --
 Participation loans                                         --         117
    63
                                                          -----       -----
 -----
   Total loans purchased                                    358         117
    63

Loans sold:
 Participation loans                                         --          --
     --
                                                           -----       -----
   ----
    Total loans sold                                         --          --
     --

Mortgage loan principal repayments                        23,359      14,711
 17,387
                                                          ------      ------
 ------

Other-loans charged off or
 transferred to other real estate(1)                         --         46
     69
                                                           ----       ----
    ----

   Total other activity                                      --         46
     69
                                                           ----       ----
    ----

Total gross mortgage loans at end of period             $114,201    $96,968
 $81,093
                                                        ========    =======
 =======

Total mortgage-backed certificates at beginning of
 period                                                  $ 3,134    $ 3,420
  $9,159
Mortgage-backed purchased                                    --         --
     --
Mortgage-backed sold                                         --         --
     --
 Principal repayments                                       (265)      (229)
    (705)
 Amortization of premiums                                     (3)           (4)
         (4)
Adjustment to market value                                   (35)       (53)
     (30)
                                                          ------      ------
   ------
Total mortgage-backed at end of period                     $2,831    $3,134
   $3,420
                                                           ======    ======
   ======

(1)Loans transferred to other real estate amounted to $0, $43,000 and $66,000 in 1996, 1995 and 1994, respectively.
  Loans charged off amounted to $0, $3,000 and $3,000 in 1996, 1995 and 1994, respectively.

                                                              15

     Loan Commitments. The Savings Bank issues commitments for adjustable rate one- to four-family residential mortgage loans that are honored for up to a maximum of 30 days from approval. If the commitment expires, it is generally renewed upon request without penalty or expense to the borrower at the current market rate. The Savings Bank had outstanding net loan commitments of approximately $1.8 million at June 30, 1996. See Note 14 to Notes to the Consolidated Financial Statements.

     Loan Origination and Other Fees. The Savings Bank does not charge points on ARM mortgage loans. Instead, it quotes an interest rate, or base rate, with no points and gives the borrower the option, if desired, to pay a 1% fee, but obtain the loan at 1% below the Savings Bank's base rate at the time the loan is issued. Subsequent increases in the loan's interest rate are based upon the reduced rate rather than the base rate. Construction borrowers can pay a 2% fee and receive a 2% reduction in the initial rate. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are sold are recognized as income at the time of sale. The Savings Bank had $70,000 net deferred loan costs at June 30, 1996.

     Non-Performing Assets and Delinquencies. When a mortgage loan borrower fails to make a required payment by the end of the month in which the payment is due, the Savings Bank generally institutes collection procedures. The first notice is generally mailed to the borrower, or a phone call made, within 10 days of the end of the month, and if necessary, a second notice follows at the end of the next two week period. In most cases, delinquencies are cured promptly; however, if the Savings Bank is unable to make contact with the borrower to obtain full payment, or, if that is not possible, work out a repayment schedule, a notice to commence foreclosure may be mailed to the borrower. The Savings Bank makes every reasonable effort, however, to work with delinquent borrowers. Understanding that borrowers sometimes cannot make payments because of illness, lost jobs, etc., the Savings Bank will attempt to work with delinquent borrowers who are communicating and cooperating with the Savings Bank.

     The Savings Bank institutes the same collection procedures for non-mortgage loans.


     The Board of Directors is informed on a monthly basis as to the status of all mortgage and non-mortgage loans that are delinquent 60 days or more, as well as the status on all loans currently in foreclosure or owned by the Savings Bank through foreclosure.

     The table below sets forth the amounts and categories of non-performing assets in the Savings Bank's loan portfolio at the dates indicated. Loans are placed on non-accrual status only when the Savings Bank determines there is little if any likelihood they will be repaid. The loans are fully reserved at that time, through appropriate loss reserves and are kept on the books as long as some principal is being repaid. The Savings Bank has no reserves for uncollected interest and does not accrue interest on the non-accrual loans. The Savings Bank would have recorded interest income of $4,300, $4,100 and $4,400 on non-accrual loans during the years ended June 30, 1996, 1995 and 1994, respectively, if such loans had been performing during such periods.
The Savings Bank did not recognize interest income on loans after being placed on a non-accrual basis during the years ended June 30, 1996, 1995 and 1994.

                                                                16
</PAGE

     The following table sets forth information with respect to the Savings
Bank's non-performing assets at the dates indicated.  At the dates shown, the
Savings Bank had no restructured loans within the meaning of SFAS 15.
                                           At June 30,
                              1996      1995     1994     1993     1992
                                     (Dollars in thousands)
Loans accounted for on
a nonaccrual basis:
  Real estate -
   Residential               $   --    $  --    $   --   $   3    $  --
   Commercial                    --       --        --      --       --
  Commercial business            121       40        40     11       19
  Consumer                         9       11        12     44       53
                              ------    -----    ------   -----    ----
      Total                     $130     $ 51      $ 52   $ 58     $ 72
                               =====     ====      ====   ====     ====

Accruing loans which are contractually
 past due 90 days or more:
  Real estate -
   Residential                  $548     $295      $355    $292    $381
   Commercial                      4      106        26      17      29
  Commercial business             29       44        23      87      44
  Consumer                       108       93       161      86     102
                                ----      ---       ----    ---     ----
       Total                    $689     $538      $565    $482    $556
                                =====    =====     =====   ====    =====

  Total of nonaccrual and
   90 days past due loans       $819     $589      $617    $540    $628

Real estate owned                 --       48        47      --      --
Other non-performing assets       --       --        --      --      --
Slow home loans (60 to 90 days
 delinquent)                     446      349       309     198     308
                                ----     ----      ----    ----    ----

   Total non-performing assets $1,265    $986       $973    $738   $936

Total loans delinquent 90 days
  or more to net loans           0.58%   0.53%     0.66%    0.65%  0.84%

Total loans delinquent 90 days
  or more to total consolidated
  assets                          0.48    0.42      0.48     0.57   0.71

Total non-performing assets
 to total consolidated
  assets                          0.88    0.77       0.82    0.78   1.06

                                                           17

     Asset Classification. The OTS has adopted various changes in its regulations regarding problem assets of savings institutions. These regulations, which became effective on December 31, 1987, are intended to comply with directives to the FHLBB (as predecessor to the OTS) in the Competitive Equality Banking Act ("CEBA"). The regulations conform the OTS' asset classification system to commercial banking practices, eliminate the FHLBB's previous regulation that had classified certain problem assets as "scheduled items" and put the establishment of loan loss allowances on a basis consistent with the requirements of GAAP.

     The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for these asset losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amount. A portion of general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

     At June 30, 1996 and 1995 the aggregate amounts of the Savings Bank's classified assets as determined by the Savings Bank, and of the Savings Bank's general and specific loss allowances and charge-offs, were as follows:

                                            At June
                                       1996              1995
                                          (In thousands)
Loss                                  $    74           $    86
Doubtful                                   49                60
Substandard assets                      2,197                 3,106
                                        -----             -----
  Total classified assets              $2,320            $3,252
                                       ======            ======

General loss allowances                $  182            $  158
Specific loss allowances                  338                   284
                                       ------            ------
   Total allowances                    $  520            $  442
                                       ======            ======
Charge-offs                           $    1            $   12
                                       ======           =======

     The Savings Bank does not use a special mention category in its loan classification process. Loans classified as substandard, therefore, include all loans for which any perceived weakness occurs even if no possibility has arisen that a loss will occur if the weakness is not corrected. The Savings Bank's policy is to classify as substandard, for example, any loan, irrespective of payment record or collateral value, when a bankruptcy filing occurs, a divorce petition is filed, the pay record becomes erratic (i.e., miss one monthly payment, but make a double payment the next month), a borrower moves from the area, a major illness occurs, or a loan becomes contractually delinquent by two monthly payments.

     The Savings Bank's further policy is not to remove a loan from a substandard classification, again, irrespective of pay record or collateral value, until those perceived weaknesses are cured. Because of this stringent classification policy, the June 30, 1996 substandard classification totals

                                                                 18
included $900,000 of loans that were current in their payment obligations. As of June 30, 1995, loans classified substandard included $1.4 million of current loans.

     The following is a discussion of the Savings Bank's major substandard loans at June 30, 1996:

     The Savings Bank had two borrowers with major substandard loans at June 30, 1996. One borrower obtained a loan in December of 1986 to purchase an apartment building. The balance at June 30, 1996 was $121,000. The loan was current at June 30, 1996; however, the loan has been delinquent for 60 days or more in the past. The second borrower obtained a residential construction loan in January of 1996. At June 30, 1996, the balance of the loan was $119,802. The loan is classified due to the fact the borrower exceeded his initial loan amount and had to borrow additional proceeds to complete the construction of the house. To date, all principal and interest payments made by the borrower have been made timely.

     Real Estate Owned. Real estate acquired by the Savings Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, the unpaid principal balance of the related loan plus foreclosure costs are compared to the property's appraised value. The property is then directly written down to the lower of cost or fair value. Subsequently, the property is carried at the lower of cost or net realizable value with any adjustments made through the establishment of a specific reserve. At June 30, 1996, no property was held as real estate owned. At June 30, 1995 the Savings Bank had two properties in real estate owned, a single-family residence and a duplex. These properties were transferred to the Savings Bank's subsidiary during 1996 as investment property. After this transfer, the single-family residence was sold at a profit. The duplex has continually ben rented.

Reserve for Loan Losses

     The Savings Bank's loan personnel, at least monthly, evaluate the need to establish reserves for losses on loans based on estimated losses on specific loans when a finding is made that a decline in value has occurred. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. These provisions for losses are charged against earnings in the year they are
established.   The Savings Bank had reserves for loan losses at June 30, 1996,
1995 and 1994 of approximately $520,000, $442,000 and $479,000, respectively.
Management believes that loan loss reserves were adequate at June 30, 1996. However, if the underlying facts and circumstances of the loan portfolio change in the future, the adequacy of the allowance for loan losses will be addressed and, if need be, adjusted accordingly.

     While the Savings Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Savings Bank's loan portfolio, will not request the Savings Bank to significantly increase its allowance for loan losses. Any material increase in reserves may adversely affect the Savings Bank's financial condition and earnings.

                                                           19

The following table sets forth an analysis of the Savings Bank's gross reserve for possible loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

                                                Years Ended June 30,
                                      1996     1995     1994     1993     1992
                                               (Dollars in thousands)

Allowance at beginning of period       $442    $479     $470      $443    $385
Provision for loan losses                79     (27)      23        41      82
Recoveries:
 Residential real estate                 --      --       --        --      --
 Commercial real estate                  --      --       --        --      --
 Consumer                                --       2         8        3       3
 Commercial business                     --      --        --       --      --
                                      -----    -----     -----     ----    ----
    Total recoveries                     --        2         8       3       3
                                      -----     ----      -----    ----    ----

Charge offs:
 Residential real estate                 --        3          3      --      8
 Commercial real estate                  --       --         --      --     --
 Consumer                                 1        9          8       9     19
 Commercial business                     --       --         11       8     --
                                       ----      ----       ----    ----  ----
    Total charge offs                     1        12        22      17     27
                                        ---      ----       ----     ---   ---
   Net charge offs                        1        10        14      14     24
                                       ----      ----      ----    ----   ----
    Allowance at end of period         $520      $442      $479    $470   $443
                                       ====      ====      ====    ====   ====

Ratio of allowance to total loans
 outstanding at the end of the period  0.42%     0.42%     0.54%   0.61%  0.66%
Ratio of net charge offs to average loans
 outstanding during the period          --       0.01%     0.02%   0.02%  0.04%

                                                       20

Allowance for Loan Losses by Category

                                                                      At June
30,
                                   1996                       1995
        1994                      1993
                         ---------------------------  ------------------------
------------------------  -------------------------
                                                %                         %
                    %                         %
                                      %      of Gross          %       of Gross
         %       of Gross           %      of Gross
                                   of Out-   Loans in        of Out-   Loans in
       of Out-   Loans in        of Out-   Loans in
                                   standing  Category        standing  Category
       standing  Category        standing  Category
                                   Loans in  to Gross        Loans in  to Gross
       Loans in  to Gross        Loans in  to Gross
                            Amount Category  Loans    Amount Category  Loans
Amount Category  Loans    Amount Category  Loans
                            ------ --------  -------  ------ --------  ------
------ --------  ------  ------- --------  --------
                                                                     (Dollars
in thousands)

Real estate -- mortgage:
  Residential                $179   0.19%   77.44%    $186   0.22%   79.12%

 $201   0.29%    79.86%     $199   0.32%    80.21%
  Commercial                   61   0.67     7.42       58   0.82     6.75
  53   0.96      6.24        49   1.12      5.67
  Land                          9   0.16     4.69        7   0.16     4.08
   5   0.14      3.93         4   0.14      3.60
  Second mortgage loans         8   0.21     3.02        4   0.15     2.60
   3   0.17      2.06         3   0.17      2.26
Consumer                      159   2.23     5.78      146   2.58     5.41
 172   3.12      6.25       171   3.42      6.49
Commercial business           104   5.11     1.65       41   1.91        2.04
     45   3.08      1.66            44   3.24      1.77
                             ----           -----     ----           -----
----            -----      ----             -----

   Total allowance for loan
     losses                  $520   0.42%   100.00%   $442   0.42%  100.00%
 $479  0.54%   100.00%     $470   0.61%    100.00%
                            =====           =======   ====          ======
 ====          =======     ====            =======


                                At June 30,
                                   1992
                              ---------------
                                            %
                                    %      of Gross
                                 of Out-   Loans in
                                 standing  Category
                                 Loans in  to Gross
                          Amount Category  Loans
                          ------ --------  -------
                           (Dollars in thousands)

Real estate -- mortgage:
  Residential               $179   0.19%   77.44%
  Commercial                  61   0.67     7.42
  Land                          9    0.16     4.69
  Second mortgage loans         8   0.21     3.02
Consumer                      159   2.23     5.78
Commercial business           104    5.11     1.65
                             ----           -----
Total allowance for loan
     losses                  $520   0.42%   100.00%

                                                                         21

Investment Activities

     Savings and loan associations have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various Federal agencies and of state and municipal governments, deposits at the FHLB-Des Moines, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, such savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain minimum levels of liquid assets which vary from time to time. See "REGULATION OF FIRST HOME -- Federal Home Loan Bank System." The Savings Bank may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

     The Savings Bank is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. See "REGULATION OF FIRST HOME" herein and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" in the Annual Report. The balance of the Savings Bank's investments in short-term securities in excess of regulatory requirements reflects management's response to the significantly increasing percentage of deposits with short maturities. At June 30, 1996, the Savings Bank's regulatory liquidity was 10.65% which is significantly in excess of the required 5%. It is the intention of management to hold securities with short maturities in the Savings Bank's investment portfolio in order to enable the Savings Bank to match more closely the interest-rate sensitivities of its assets and liabilities.

     The Savings Bank has previously invested in various corporate bonds and at June 30, 1996, its investments included a bond of Sears, Roebuck & Company. At June 30, 1996, this bond had a maturity date of 1997 and an interest rate of 9.25%. Management of the Savings Bank presently does not have any plans to purchase additional corporate bonds..

     The Savings Bank purchased one pool of car loans through a private placement in fiscal 1992 totalling $250,000. Principal and interest payments are made on the loans monthly and paid to the Savings Bank. The loans have a
five year stated maturity.    In October 1993, the Savings Bank was advised by
the trustee that an audit of these loans disclosed evidence of possible fraudulent activity in connection with the borrowers' payments. On July 10, 1995, the pool of loans was downgraded from B to CCC. Monthly principal and interest payments are not currently being received but are being paid into escrow as litigation and bankruptcy proceedings attempt to sort out allegations of misappropriations. Based on information it has received, the Savings Bank has written down this investment by $46,000 to its estimated net realizable value because, in the opinion of management, the decline in market value was considered to be other than temporary. At June 30, 1996, the balance of these loans totalled $113,000.

     Routine short-term investment decisions are made by the President and Chief Executive Officer, who acts within policies established by the Board of Directors, and are reported monthly to the Board. Those investments include federally insured certificates of deposit, FHLB term time obligations, bankers acceptances, treasury obligations and U.S. Government agencies. All other investments including, but not limited to, mortgage-backed securities, bank qualifying municipal tax exempt bonds, corporate bonds or other longer term obligations require prior Board approval. Securities are purchased for investment purposes and are to be held until maturity. The goals of the Savings Bank's investment policy are to select investments based on safety first, flexibility second and diversification third. In addition, as a result of the concern with interest rate risk exposure, there has been a focus on short-term investments. At June 30, 1996, the Company's and the Savings Bank's securities investment portfolio totaled $12.6 million and consisted primarily of federal agency obligations securities, mutual funds, corporate bonds, and municipal bonds. For further information concerning the Savings Bank's investment and mortgage-backed securities portfolio, see Notes 2, 3 and 4 of the Notes to the Consolidated Financial Statements.

                                                               22

Investment Securities Analysis

     The following table sets forth the Company's and the Savings Bank's investment securities portfolio at carrying value at the dates indicated.
                                                        At June 30,
                                          1996              1995
  1994
                                    Book   Percent of   Book    Percent of
Book    Percent of
                                   Value(1) Portfolio   Value(1) Portfolio
Value(1) Portfolio
                                  --------  ---------   -------  ---------
--------  ---------
                                                         (Dollars in thousands)
Debt securities:
Domestic corporate bonds           $  155     1.23%     $   159     1.24%     $
889    6.87%
U.S. government treasury and
  obligations of U.S.
  government agencies               8,009    63.56        8,699     67.82
8,071  62.32
Auto and student loan pools           158     1.25          251     1.95
350   2.70
State and political subdivision        2,075    16.47        1,779       13.87
     1,782  13.76
                                    -----    -----       ------     ----
------  -----

  Total debt securities            10,397    82.51       10,888    84.88
11,092  85.65
                                   ------   ------       ------    -----
------  -----

Equity securities:
Federal Home Loan Bank
  stock                               890     7.06          784      6.11
 725   5.60
Other                               1,314    10.43        1,155      9.01
1,133   8.75
                                    -----    -----        -----      ----
-----   ----

  Total equity securities           2,204    17.49        1,939     15.12
1,858  14.35
                                    -----    -----        -----     -----
------  -----

Total investment securities       $12,601    100.00%    $12,827    100.00%
$12,950 100.00%
                                  =======    ======     =======    ======
======= ======

(1) The market value of the Company's and the Savings Bank's investment securities portfolio amounted to $12.62 million, $12.84 million and $12.97 million at June 30, 1996, 1995 and 1994, respectively. At June 30, 1996, the market value of the principal components of the Company's and the Savings Bank's investment securities portfolio which were obligations of U.S. Government securities was $8.00 million.

    The following table sets forth the maturities and weighted average yields of the debt securities in the Company's and the Savings Bank's investment securities portfolio at June 30, 1996.
                                Less Than         One to          Five to
    Over Ten
                                 One Year        Five Years       Ten Years
       Years
                               Amount  Yield    Amount  Yield    Amount  Yield
  Amount  Yield
                               ------  -----    ------  -----    ------  -----
 -------  -----
                                                       (Dollars in thousands)
Domestic corporate bonds      $    --   --%     $  155   9.25%   $    --    --%
 $    --    --%

U.S. government treasury and
  obligations of U.S.
  government agencies              993  4.97      7,016  5.93         --     --
      --     --

Auto and student loan pools         --    --         62  7.15          96
7.34      --     --

State and political subdivisions    505  4.44      1,395  5.39         175
5.73           --     --
                                 -----           ------             -------
    ------

   Total                        $1,498  4.80     $8,628  5.94         $271
6.30   $   --    --
                                 =====            =====               ====
    ======

                                                  23

     At June 30, 1996, the Savings Bank held the following security which had an aggregate book value in excess of 10% of the Savings Bank's equity.

                                                Carrying Value     Fair Value
                                                --------------     ----------
                                                        (in thousands)
FFCB bond                                          $ 4,996            $5,005


     At June 30, 1995 and 1994, the Savings Bank did not have any securities (other than U.S. Government and agency securities) which had an aggregate book value in excess of 10% of the Savings Bank's retained earnings at such dates.

     Mortgage-Backed Securities. To supplement lending activities in previous periods of deposit growth and/or declining loan demand, the Savings Bank has invested in residential mortgage-backed securities. Because of strong local loan demand, however, no mortgage-backed have been purchased in the past four years. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and market values of the Savings Bank's mortgage-backed securities portfolio, see Note 4 of the Notes to Consolidated Financial Statements. The Savings Bank has invested in federal agency securities issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA"). As of June 30, 1996, 92% of the outstanding balance of the mortgage-backed securities had adjustable rates of interest.

     As of June 30, 1996, the Savings Bank's portfolio included $2.8 million of mortgage-backed securities purchased as investments to supplement the Savings Bank's mortgage lending activities. Included in this amount as of June 30, 1996, the Savings Bank had a collateralized mortgage obligation ("CMO") with a cost of $2.0 million and an estimated market value of $1.9 million. This CMO is collateralized by GNMA 9% certificates. The CMO has an adjustable interest rate based on the weekly average yield on U.S. Treasury Securities adjusted to a constant yield of maturity of seven years (the "7 year Treasury index"), subject to a maximum rate of 10.50% and a minimum rate of 0%. The principal is to be repaid based on the distribution percentages for each class in the pool. This CMO is in the fifth class out of six in the order of repayment. Based on initial projections without any prepayments, principal will be received in the years 2020 and 2021. This investment is not considered a high-risk mortgage derivitive security.according the regulatory guidelines.

     The FHLMC, FNMA and GNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, single-family residential mortgages issued by these government-sponsored entities. As a result, the interest rate risk characteristics of the underlying pool of mortgages, such as fixed- or adjustable-rate, as well a prepayment risk, are passed on to the certificate holder. FHLMC and FNMA provide the certificate holder a guarantee of timely payments of interest and ultimate collection of principal, whether or not they have been collected. GNMA's guarantee to the holder timely payments of principal and interest and is backed by the full faith and credit of the U.S. government. Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that reduce credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligation of the Savings Bank.

     The Savings Bank has incorporated into its investment policy the regulatory requirements set forth in the OTS TB 52, which deals with the selection of securities dealers, securities policies, unsuitable investment practices and mortgage derivative products.

                                                  24

Deposit Activities and Other Sources of Funds

     General. Deposits and loan repayments are the major source of the Savings Bank's funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

     Deposit Accounts. Deposits are attracted from within the Savings Bank's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Savings Bank considers the rates offered by its competition, profitability to the Savings Bank, matching deposit and loan products and its customer preferences and concerns. The Savings Bank generally reviews its deposit mix and pricing weekly, and adjusts it as necessitated by liquidity needs, the gap position and competition. Management believes deposits have remained relatively stable to increasing slightly, net of interest credited, despite withdrawals as depositors sought increased yields on alternative investments in the marketplace.

                                                   25


     The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 1996.
 Nominal                                                         Percentage
Interest                                     Minimum               of Total
  Rate        Term          Category          Amount    Balance    Deposits
-------       ----          --------         -------    -------   ---------
                                                   (In thousands)
0.00%          None      Non-interest bearing  $  --    $ 2,490     2.35%
2.00-3.10%     None      NOW accounts             25      5,397     5.09
2.50-4.00%     None      Super Saver accounts      1     14,176    13.38
2.00-3.00%     None      Super NOW accounts      300      7,042     6.65
3.00%          None      Savings accounts         --      5,781     5.46

            Certificates of Deposit

4.85%        3 months    Fixed term, fixed rate  500      1,138     1.07
5.25%        6 months    Fixed term, fixed rate  500     15,075    14.23
5.55%       12 months    Fixed term, fixed rate  500     13,306    12.56
5.70%       18 months    Fixed term, fixed rate  500      1,974     1.86
5.90%       24 months    Fixed term, fixed rate  500      3,934     3.71
6.05%       30 months    Fixed term, fixed rate  500      2,009     1.90
6.20%       36 months    Fixed term, fixed rate  500      2,517     2.37
6.30%       48 months    Fixed term, fixed rate  500        876      .83
6.40%       60 months    Fixed term, fixed rate  500      6,549     6.18
8.00%       96 months    Fixed term, fixed rate  500         29      .03
various      various     Fixed term, adjust rate 500     11,892     11.22
various      various     Jumbo certificates  100,000     11,775     11.11
                                                       --------     -----
                         TOTAL                         $105,960    100.00%
                                                       ========    =======

     The following table indicates the amount of the Savings Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 1996.
 Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

                                   Certificates
Maturity Period                    of Deposits
---------------                    ------------
                                  (In thousands)

Three months or less                $3,279
Three through six months             2,523
Six through twelve months            2,126
Over twelve months                   3,847
                                   --------
     Total                          $11,775

                                                                26




Time Deposits by Rates

    The following table sets forth the time deposits in the Savings Bank classified by rates as of the dates indicated.
                                 At June 30,
                         1996        1995           1994
                         ----        ----           ----
                                 (In thousands)

3.00 - 4.49%          $   240      $   2,093      $  27,775
4.50 - 5.49%           34,324         16,041         13,178
5.50 - 6.49%           25,510         36,862          5,956
6.50 - 7.49%           10,261         11,321          2,738
Over   7.49%                   739          1,507          4,128
                       ------         ------         ------
Total                 $71,074        $67,824        $53,775
                      =======        =======        =======

    The following table sets forth the amount and maturities of time deposits at June 30, 1996.

                                            Amount Due
                         ------------------------------------------------
          Percent

          of Total
                         Less Than     1-2      2-3      3-4       After
        Certificate
                          One Year    Years    Years    Years     4 Years
Total       Accounts
                         ---------    -----    -----    -----     -------
-------    ----------
                                                (In thousands)
3.00 - 4.49%              $   240   $   --   $   --    $   --    $   --   $
240            0.34%
4.50 - 5.49%               29,571     2,832    1,181      617        123
34,324            48.29
5.50 - 6.49%               14,548     6,835    2,274    1,358        495
25,510            35.89
6.50 - 7.49%                1,574     1,176    4,036    3,460         15
10,261            14.44
Over 7.49%1                   500         --       29      210         --
739              1.04
                          -------    ------   ------   ------      -----
------           ------
Total                     $46,433   $10,843   $7,520   $5,645        $633
$71,074           100.00%
                          =======   =======   ======   ======        ====
=======           ======

                                                          27


Deposit Flow

     The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Savings Bank at the dates indicated.

                                                              At June 30,

-------------------------------------------------------------------
                                          1996                    1995
             1994
                                 -----------------------
-----------------------   ---------------
                                        Percent                  Percent
           Percent
                                           of    Increase           of
Increase            of
                                  Amount  Total (Decrease)  Amount Total
(Decrease)  Amount  Total
                                 ------- ------ ---------   ------ -----
---------  -------  -----
                                                                (Dollars in
thousands)
Non-interest bearing               $ 2,490  2.35% $1,764    $  726  0.74% $
(47)   $   773  0.90%
NOW checking                         5,397  5.09   4,388     1,009  1.03    131
       878  1.02
Regular savings accounts             5,781  5.46     877     4,904  4.98
(273)     5,177  6.03
Super Saver accounts                14,176 13.38    (160)   14,336 14.57
(1,944)    16,280 18.95
Super NOW accounts                   7,042  6.65  (2,548)    9,590  9.75    569
     9,021 10.50
Fixed-rate certificates which
 mature in the year ending(1):
  Within 1 year                     42,932 40.52   4,070    38,862 39.50  6,805
    32,057 37.32
  After 1 year, but within 2 years   5,961  5.62    (238)    6,199  6.30  1,464
     4,735  5.51
  After 2 years, but within 5 years  8,495  8.02  (1,143)    9,638  9.79
4,226      5,412  6.30
  Certificates maturing thereafter      --   --      (12)       12  0.01     12
       --    --
 Adjustable rate Cds                13,686 12.91     573    13,113 13.33  1,542
    11,571 13.47
                                   ------- -----   -----    ------ -----  -----
    ------ -----

Total Cds                          71,074  67.07   3,250    67,824 68.93
14,049     53,775 62.60
                                   ------- -----  ------    ------ ----- ------
    ------ -----
     Total                       $105,960 100.00% $7,571   $98,389 100.00%
$12,485   $85,904 100.00%
                                 ======== ======  ======   ======= ======
=======   ======= ======

(1)At June 30, 1996, 1995 and 1994, jumbo certificates amounted to $11.8 million, $10.3 million and $8.0 million, respectively, and IRAs equalled $12.6 million, $11.8 million and $9.8 million at those dates, respectively.

                                                                     28

The following table sets forth the savings activities of the Savings Bank for the periods indicated.

                                Year Ended June 30,
                       ---------------------------------
                          1996       1995          1994
                         ------     ------        ------
                                  (In thousands)

Beginning balance        $98,389     $85,904     $80,068
                         -------     -------     -------

Net increase before
 interest credited           3,590       8,948       3,306

Interest credited          3,981       3,537       2,530
                           -----       -----       -----

Net increase in
 savings deposits          7,571       12,485      5,836
                           -----       ------      -----

Ending balance               $105,960      $98,389    $85,904
                        ========      =======    =======




     In the unlikely event the Savings Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the stockholders of the Savings Bank. Substantially all of the Savings Bank's depositors are residents of the State of Missouri.

     Borrowings. Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes. The Savings Bank may rely upon advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Des Moines has served as the Savings Bank's primary borrowing source. Advances from the FHLB-Des Moines are typically secured by the Savings Bank's first mortgage loans. At June 30, 1996, the Savings Bank had $13.5 million of borrowings from the FHLB-Des Moines at a weighted average rate of 5.80% which matures as follows: $3.5 million in October 1996, $3.0 million in December 1997, $5.0 million in June 1998 and $2.0 million in December 2000. These advances are interest-only loans payable monthly with principal due at maturity and have fixed rates. These advances were obtained in response to the Savings Bank's recent strong loan demand and limited deposit growth. The Savings Bank also has available a $5.0 million open line of credit with the FHLB. At June 30, 1996, no funds were drawn.

     The FHLB-Des Moines functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Savings Bank is required to own capital stock in the FHLB-Des Moines and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.
Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's retained earnings or on the FHLB's assessment of the institution's creditworthiness. The FHLB-Des Moines determines specific lines of credit for each member institution.

Subsidiary Activities

     Fybar Service Corporation ("Fybar") is a Missouri corporation wholly owned by the Savings Bank. Fybar owns three rental properties. One is an office building in Mountain Grove, Missouri called "The Shannon Centre" which is adjacent to the Savings Bank's drive-in and is currently approximately 89% occupied. The other property is in Ava, Missouri and consists of an older home which has been remodeled into apartments and a duplex. That rental property is 100% occupied. The third is a duplex in Ozark, Missouri which is 100% occupied.

                                                         29

     Fybar serves as Trustee on all the Savings Bank's deeds of trust, is a registered agent and receives limited income from credit life and accident and health policies written in conjunction with the Savings Bank's loans and operates Lawson & Lawson Insurance Agency.

     Fybar acquired Lawson & Lawson in December 1991. Lawson & Lawson is a general insurance agency with its business transacted off site in a building currently rented from Fybar. At June 30, 1996, the Savings Bank had an investment in Fybar of $284,000.

                           REGULATION OF FIRST HOME

     As a Missouri-chartered and federally insured savings and loan association, First Home is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory capital requirements. The Savings Bank is regularly examined by its state and federal regulators and files periodic reports concerning the Savings Bank's activities and financial condition. The Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of the Savings Bank's mortgage documents.

Missouri Savings and Loan Law

     General. As a Missouri-chartered savings and loan association, First Home derives its authority from, and is governed by, the provisions of the Missouri Savings and Loan Law ("Missouri Law") and regulations of the Missouri Division. The Director of the Missouri Division proposes regulations which must then be approved, amended, modified or disapproved by the State Savings and Loan Commission ("Commission"). Missouri Law and the resulting regulations are administered by the Director.

     Investments and Accounts. Missouri Law and regulations impose restrictions on the types of investments and loans that may be made by a Missouri-chartered institution, generally bringing these restrictions into parity with the regulation of federally chartered institutions. The manner of establishing accounts and evidencing the same is prescribed, as are the obligations of the institution with respect to withdrawals from accounts and redemption of accounts. The Director may also impose or grant the same restrictions, duties and powers concerning deposits as are applicable to federal institutions under federal rules and regulations.

     Branch Offices. Under Missouri Law, no institution may establish a branch office or agency without the prior written approval of the Director. The Director reviews the proposed location, the functions to be performed at the office, the estimated volume of business, the estimated annual expense of the office and the mode of payments. Decisions of the Director may be appealed to the Commission. The relocation or closing of any office is subject to additional regulation and in certain circumstances may require prior approval.

     Merger or Consolidation. Missouri Law permits the merger or consolidation of savings institutions, subject to the approval by the Director, when the Director finds that such merger or consolidation is equitable to the members or account holders of the institutions and will not impair the usefulness and success of other properly conducted institutions in the community. Mergers or consolidations of mutual institutions must also be approved by a majority of the members of each institution. Stock institutions must obtain shareholder approval pursuant to the Missouri statutes relating to general and business corporations.

     Holding Companies. Missouri Law requires a savings and loan holding company and its subsidiaries to register with the Director within 60 days of becoming a savings and loan holding company. Following registration it is subject to examination by the Division and thereafter must file certain reports with the Director. A savings and loan holding company may acquire control of an institution of another savings and loan holding company upon application and prior written approval of the Director. The Director, in reviewing the application, must determine if such acquisition is consistent with the interests of maintaining a sound financial system and that the acquisition does not afford a basis for supervisory objection.

                                                          30

     Examination. Periodic reports to the Division must be made by each Missouri-chartered institution. The Division conducts and supervises the examination of state-chartered institutions.

     Supervision. The Director has general supervisory authority over Missouri-chartered institutions and upon the Director's finding that an institution is violating the provisions of its articles of incorporation, its bylaws or any law of the state, or is conducting business in an unsafe or injurious manner, the Director may order the institution to discontinue such violation or practice, and to conform with all the requirements of law. The Director may demand and take possession of the institution, if the institution fails to comply with the Director's order, if the Director determines that the institution is insolvent, in an unsafe condition or conducting business in an unsafe manner, or if the institution refuses to submit to examination or inspection by the Division.

Federal Regulation of Savings Banks

     The OTS has extensive authority over the operations of all insured savings associations. As part of this authority, First Home is required to file periodic reports with the OTS District Director and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS or the FDIC, the examiners may require the Savings Bank to provide for higher general or specific loan loss reserves. Financial institutions in various regions of the United States have been called upon by examiners to write down assets and to establish increased levels of reserves, primarily as a result of perceived weaknesses in real estate values and a more restrictive regulatory climate.

     The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. A schedule of fees has also been established for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report. Savings associations that (unlike the Savings Bank) are classified as "troubled" (i.e., having a supervisory rating of "4" or "5" or subject to a conservatorship) are required to pay a 50% premium over the standard assessment. For the first half of 1996, the Savings Bank's assessment under the semi-annual assessment procedure was $20,000. Based on the current assessment rates published by the OTS and First Home's total assets of approximately $140.7 million at June 30, 1996, First Home will be required to pay a semi-annual assessment of approximately $21,000 for the second half of calendar year 1996.

     In addition, the investment and lending authority of the Savings Bank is prescribed by federal laws and regulations, and the Savings Bank is prohibited from engaging in any activities not permitted by such laws and regulations. These laws and regulations generally are applicable to all federally chartered savings associations and many also apply to state-chartered savings associations.

     Among other things, OTS regulations provide that no savings association may invest in corporate debt securities not rated in one of the four highest rating categories by a nationally recognized rating organization. In addition, the HOLA provides that loans secured by nonresidential real property may not exceed 400% of regulatory capital, subject to increase by the OTS on a case-by-case basis.

     First Home is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally do not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus, provided that loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. The OTS by regulation has amended the loans-to-one borrower rule to permit savings associations meeting certain requirements, including fully phased-in capital requirements, to extend loans-to-one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1996, First Home was in compliance with applicable loans-to-one borrower limitations.

                                                                  31

Proposed Federal Legislation

     Effective January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the Bank Insurance Fund ("BIF"). Under the new assessment schedule, approximately 92% of BIF members pay the statutory minimum annual assessment of $2,000. With respect to financial institutions that are members of the SAIF, the FDIC has retained the existing rate schedule of 23 to 31 basis points. The Savings Bank is a member of the SAIF rather than the BIF. SAIF premiums may not be reduced for several years because the SAIF has lower reserves than the BIF. Because deposit insurance premiums are often a significant component of noninterest expense for insured depository institutions, the reduction in the BIF premiums may place the Savings Bank at a competitive disadvantage since BIF-insured institutions (such as most commercial banks) may be able to offer more attractive loan rates, deposit rates, or both.
     Proposed federal legislation would recapitalize the SAIF and resolve the current premium disparity by requiring savings institutions like the Savings Bank to pay a one-time assessment to increase SAIF's reserves to $1.25 per $100 of deposits that is expected to be approximately 80 basis points on the amount of deposits held by a SAIF-member institution. The payment of a one-time fee would have the effect of immediately reducing the capital and pre-tax earnings of SAIF-member institutions by the amount of the fee. Based on the Savings Bank's assessable deposits of $106.3 million at June 30, 1996, a one-time assessment of 80 basis points would equal approximately $850,000 on a pre-tax basis, or $527,000 after tax. Management cannot predict whether any legislation imposing such a fee will be enacted, or, if enacted, the amount or timing of any one-time fee or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums. See "REGULATION".

Potential Operational Restrictions Associated with Regulatory Oversight

    The Savings Bank is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the FDIC, which insures its deposits up to applicable limits. The Savings Bank is a member for the FHLB System and is subject to certain limited regulations promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve"). As the holding company of the Savings Bank, the Corporations also is subject to regulation and oversight by the OTS. Such regulation and supervision govern the activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities which are intended to strengthen the financial condition of the banking industry, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight, whether by the OTS, the FDIC or Congress, could have a material impact on the Corporation, the Savings Bank and their respective operations. See "REGULATION". Legislation proposing a comprehensive reform of the banking and thrift industries has recently been discussed in the United States Congress. Under such legislation, (I) the BIF and SAIF would be merged, at which time thrifts and banks would pay the same deposit insurance premiums, (ii) federal savings associations would be required to convert to a national bank or state-chartered bank or thrift, (iii) all savings and loan holding companies would become bank holding companies and (iv) the OTS would be merged with the Office of the Comptroller of the Currency. It is uncertain when or if such legislation may be passed and, if passed, in what form such legislation may be passed.

 Office of Thrift Supervision

     The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. Except as modified by FIRREA, the OTS possesses the supervisory and regulatory duties and responsibilities formerly vested in the FHLBB. Among other functions, the OTS issues and enforces regulations affecting federally-insured savings associations and regularly examines these institutions.

                                                      32

Federal Deposit Insurance Corporation

     The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. In 1989, the FDIC also became the insurer, up to the prescribed limits, of the deposit accounts held at federally insured savings associations and established two separate insurance funds: the BIF and the SAIF. As insurer of deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     The Savings Bank's accounts are insured by the SAIF. The FDIC insures deposits at the Savings Bank to the maximum extent permitted by law. The Savings Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized"-- which are defined in the same manner as the regulation establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates currently ranging from .23% for well capitalized, financially sound institutions with only a few minor weaknesses to .31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. Until the second half of 1995, the same matrix applied to BIF-member institutions. The FDIC is authorized to raise assessment rates in certain circumstances. The Savings Bank's assessments expensed for the year ended June 30, 1996, totalled $229,000.

     Effective January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the BIF. Under the new assessment schedule, rates were reduced to a range of 1 to 27 basis points, with approximately 92% of BIF members paying the statutory minimum annual assessment of $2,000. With respect to SAIF member institutions, the FDIC has retained the existing rate schedule of 23 to 31 basis points. The Savings Bank is a member of the SAIF rather than the BIF.

     The FDIC may terminate the deposit insurance of any insured depositoryinstitution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Savings Bank.

Federal Home Loan Bank System

     The FHLB System, consisting of 12 FHLBs, now is under the jurisdiction of the FHFB. The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital market; and ensure that the FHLBs operate in a safe and sound manner.

     First Home, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Des Moines. First Home complied with this requirement with an investment in FHLB-Des Moines stock of $890,000 at June 30, 1996.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines. At

                                                                 33

June 30, 1996, the Savings Bank had $13.5 million of advances from the FHLB-Des Moines.

     Under OTS regulations, a member thrift institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage of its net withdrawable accounts plus short-term borrowings. This liquidity requirement, which is currently 5.0% may be changed from time to time by the OTS depending upon economic conditions and the deposit flows of member associations. Existing OTS regulations also require each member institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The short- and long-term liquidity ratios of First Home at June 30, 1996 were 4.62% and 10.65%, respectively.

Prompt Corrective Action

     Under Section 38 of the FDIA, as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. In September 1992, the federal banking agencies adopted substantially similar regulations which are intended to implement the system of prompt corrective action established by Section 38 of the FDIA, which became effective on December 19, 1992. Under the regulations, an institution shall be deemed to be (I) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain as specific capital level for any capital measure: (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 1.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%

     Section 38 of the FDIA and the implementing regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized an may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

     An institution generally must file a written capital restoration plan which meets specified requirement, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of
Section 38 of the FDIA, which sets forth various mandatory and discretionary restrictions on its operations.

     At June 30, 1996, First Home was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. Federal law requires the federal banking regulatory agencies to prescribe, by regulation or guideline, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
 (iv) interest rate risk exposure;  (v) asset growth;  and (vi) compensation,

                                                               34
fees and benefits. The OTS, as well as the other federal banking agencies, has adopted safety and soundness guidelines on matters such as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a compliance plan or to comply with an approved compliance plan will result in further enforcement action against the institution. Savings and loan holding companies are also required to ensure that transactions and relationship with their subsidiary savings associations do not have a detrimental effect on the safe and sound operation of the association.

Qualified Thrift Lender Test

     All savings associations are required to meet a QTL test set forth in
Section 10(m) of the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (1) the association may not make any new investment or engaging in activities that would not be permissible for national banks; (2) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (3) the association hall not be eligible to obtain new advances from any FHLB; and (4) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a qualified thrift lender, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and becomes subject to the rules applicable to such companies. A savings institution may requalify as a qualified thrift lender if it thereafter complies with the QTL test.

     Currently, the QTL test requires that a 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage backed securities (where the mortgages are secured by domestic residential housing or manufactured housing);FHLB stock; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association. Portfolio assets consist of total assets minus the sum of (I) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institutions total assets. At June 30, 1996, the qualified thrift investments of First Home were approximately 80.05% of its portfolio assets.

Capital Requirements

     Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements.

     OTS capital regulations establish a 3% core capital ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets ; and (ii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with

                                                             35
the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a core capital leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions.
 See "-- Prompt Corrective Action."

     Savings associations also must maintain "tangible capital" not less than 1.5% of the Savings Bank's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets."

     Each savings institution must maintain total capital equal to at least 8% of risk-weighted assets. Total capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt, and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory redeemable preferred stock, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans which do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100% assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with an "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the economic value of the associations assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has recently postponed the date that the component will first be deducted from an institution's total capital until an appeals process is developed for the measurement of an institution's interest rate risk.

                                                                     36

     The following table presents the Savings Bank's capital levels as of June 30, 1996.

                                 At June 30, 1996
                               --------------------
                                          Percent of
                                 Amount      Assets
                                -------   -----------
                              (Dollars in thousands)

Tangible capital                $18,803      13.4%
Minimum required
 tangible capital                 2,105       1.5
                               --------      -----
Excess                          $16,698      11.9%
                                =======      =====

Core capital                    $18,803      13.4%
Minimum required core
 capital                          4,210       3.0%
                                -------      -----
Excess                          $14,593      10.4%
                                =======      =====

Risk-based capital              $18,950      20.4%
Minimum risk-based
 capital requirement              7,424       8.0
                                -------     -----
Excess                          $11,526      12.4%
                                =======      =====

Dividend Limitations

     OTS regulations require the Savings Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Savings Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Savings Bank below the amount required for the liquidation account established in connection with the mutual to stock conversion.

     OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

     A Tier 1 savings association generally has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution) and has not been notified by the OTS that it is in need of more than normal supervision. A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year. Capital distributions in excess of such amount require advance approval from the OTS.

     A savings association with either (i) capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution), or (ii) capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution) but which has been notified by the OTS that it is in need of more than normal supervision may be designated by the OTS as a Tier 2 association. Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close th association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval.

                                                                  37

     Tier 3 associations include savings associations with either (i) capital below the minimum capital requirement (either before or after the proposed capital distribution), or (ii) capital in excess of the fully phased-in capital requirement but which has been notified by the OTS that it shall be treated as a Tier 3 association because it is in need of more than normal supervision. Tier 3 associations may not make any capital distributions without prior approval from the OTS.

     At June 30, 1996, the Savings Bank met the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     The OTS issued a proposed rule that would amend its capital distributions regulation to incorporate the definition of "capital distributions" used under the system of prompt corrective action established by FDICIA. The proposed rule would allow capital distributions without notice to the OTS by associations that are adequately capitalized that receive a composite rating of 1 or 2, and that are not held by a holding company. Remaining associations that are at least adequately capitalized after making a capital distribution would be permitted to made a capital distribution upon notice to the OTS. Applications for capital distributions would be accepted from troubled associations and undercapitalized associations but would be approved only under certain restrictive conditions.

Investment Rules

     The permissible amount of loans-to-one borrower now follows the national bank standard for all loans made by savings institutions. This standard generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. The Savings Bank believes that these provisions have not had any material adverse effect on its lending activities.

     Savings institutions and their subsidiaries may not acquire or retain investments in corporate debt securities that at the time of acquisition were not rated in one of the four highest rating categories by at least one nationally recognized rating organization. Investments in a savings institution's portfolio not meeting this requirement must be divested as quickly as can be done on a prudent basis, but not later than July 1, 1994. Pursuant to regulatory accounting rules, securities subject to divestment are not to be treated as "held for sale"; however, GAAP may still require mark-to market accounting by virtue of the divestment requirement. The Savings Bank does not hold any investments that must be divested under this provision.

     In addition, the permissible amount of commercial real estate loans for federal associations is reduced from the pre-FIRREA standard of 40% of assets to an amount equal to four times capital. This limitation is not expected to have a material adverse effect on the Savings Bank.

     At June 30, 1996, the largest loans by the Savings Bank outstanding to any one borrower, including related entities, was $879,000 which were secured primarily by single-family rental properties in and around Mountain Grove, Missouri. These loans were performing in accordance with their terms at that date.



Activities of Savings Banks and Their Subsidiaries

     When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association shall notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a

                                                                  38
serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

Accounting and Regulatory Standards

     An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with generally accepted account principles. Under the policy statement, management must support its classification of an accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. First Home is in compliance with these amended rules.

     The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than generally accepted accounting principles by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Investment Portfolio Policy

     OTS supervisory policy requires that securities owned by thrift institutions must be classified and reported in accordance with GAAP consistent with the institution's intent to trade, available-for-sale or held to-maturity. Trading securities are acquired principally for the purpose of near term sales. Such securities are reported at fair value and unrealized gains and losses are included in income. Securities which are designated as held-to-maturity are designated as such because the investor has the ability to hold these securities to maturity. Such securities are reported at amortized cost.

     All other securities are designated as available-for-sale, a designation which provides the investor with certain flexibility in managing its investment portfolio. Such securities are reported at fair value; net unrealized gains and losses are excluded from income and reported net of applicable income taxes as a separate component of stockholders' equity. The Savings Bank has adopted a reporting policy that complies with these OTS requirements.

Transactions with Affiliates

     Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guaranty and similar other types of transactions.

     Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Savings Bank has not been significantly affected by the rules regarding transactions with affiliates.

                    REGULATION OF FIRST BANCSHARES

     First Bancshares is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933, as amended ("HOLA"). As such, the Company is registered with the OTS and subject to OTS regulations,

                                          39
examinations, supervision and reporting requirements. The Company is required to file certain reports with, and otherwise comply with the regulations of, the OTS and the Securities and Exchange Commission. As a subsidiary of a savings and loan holding company, the Savings Bank is subject to certain restrictions in its dealings with the Company and with other companies affiliated with the Company and also are subject to regulatory requirements and provisions as federal institutions.

Holding Company Acquisitions

     The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

Holding Company Activities

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Savings Bank or any other SAIF insured savings association) would become subject to such restrictions unless such other associations each qualify as a qualified thrift lender ("QTL") and were acquired in a supervisory acquisition.

     If the Savings Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "-- Qualified Thrift Lender Test."

     The Company must obtain approval from the OTS before acquiring control of more than 5% of the voting shares of any other SAIF-insured association. Such acquisitions generally are prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Affiliate Restrictions

     The affiliate restrictions contained in Sections 23A and 23B of the Federal Reserve Act apply to all federally insured savings associations and any such "affiliate." A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus, and contain an aggregate limit on all such transactions with all affiliates to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Also, a savings association may not make any loan to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies. Only the Federal Reserve may grant exemptions from the restrictions of Sections 23A and 23B. The OTS, however, may impose more stringent restrictions on savings associations for reasons of safety and soundness.

                                               40

Qualified Thrift Lender Test

     The HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "REGULATION OF FIRST HOME -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                                             TAXATION
Federal Taxation

     General. The Corporation and the Savings Bank report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Corporation.

     Tax Bad Debt Reserves. For taxable years beginning prior to January 1, 1996, savings institutions, such as the Savings Bank which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Savings Bank's deduction with respect to "qualifying loans" which generally are loans secured by certain interests in real property, may have been computed using an amount based on the Savings Bank's actual loss experience, or a percentage equal to 8% of the Savings Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. The Savings Bank's deduction with respect to nonqualifying loans was computed under the experience method , which essentially allows a deduction based on the Savings Bank's actual loss experience over a period of years. Each year the Savings Bank selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve. The Savings Bank used the percentage method bad debt deduction for the taxable years ended December 31, 1995, 1994 and 1993. However, the use of the percentage method for the taxable year ended December 31, 1993 resulted in no bad debt deduction because of other limitations in the computation.

     Recently enacted legislation repealed the reserve method of account for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations will no longer be able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations will be required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At June 30, 1996, the Savings Bank's post-1987 reserves totalled approximately $398,000. The recapture may be suspended for up to two years if, during those years, the institution satisfies a residential loan requirement. The Savings Bank anticipates that it will meet the residential loan requirement for the taxable year ending December 31, 1996.

     Under prior law, if the Savings Bank failed to satisfy the qualifying thrift definitional tests in any taxable year, if would be unable to make additions to its bad debt reserve. Instead, the Savings Bank would be required to deduct bad debts as the occur and would additionally be required to recapture its bad debt reserve deductions ratable over a multi-year period. At June 30, 1996, the Savings Bank's total bad debt reserve for tax purposes was approximately $2.5 million. Among other thinks, the qualifying thrift definitional test required the Savings Bank to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United State or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Savings Bank in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

     Distributions. Tot the extent that the Savings Bank makes "nondividend distributions" to the Corporation that are considered as made: (I) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed

                                                             41
will be included in the Savings Bank's taxable income. Nondividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. Thus, any dividends to the Corporations that would reduce amounts appropriated to the Savings Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Savings Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Savings Bank makes a "nondividend distribution,' then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of the AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Savings Bank, whether or not an Alternative Minimum Tax ("AMT") is paid.

     Dividends-Received Deduction and Other Matters. The Corporation may exclude from its income 100% of dividends received from the Savings Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Corporation and the Savings Bank will not file a consolidated tax return, except that if the Corporation or the Savings Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     Other Federal Tax Matter. Other recent changes in the federal tax system could also affect the business of the Savings Bank. These changes include limitations on the deduction for personal interest paid or accrued by individual taxpayers, limitations on the deductibility of losses attributable to investment in certain passive activities and limitations on the deductibility of contributions to individual retirement accounts. The Savings Bank does not believe these changes will have a material effect on its operations.

     There have not been any IRS audits of the Savings Bank's Federal income tax returns or audits of the Savings Bank's state income tax returns during the past five years.

Missouri Taxation

     Missouri-based thrift institutions, such as the Savings Bank, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of certain other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by the Savings Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, First Home is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision except taxes on tangible personal property owned by the Savings Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri thrift institutions are not subject to the regular state corporate income tax.

     For additional information regarding taxation, see Notes 1 and 11 of Notes to Consolidated Financial Statements.

                                                        42

Competition

     The Savings Bank has been, and continues to be, a community-oriented savings institution offering a variety of financial resources to meet the needs of Wright, Webster, Douglas, Ozark and Christian counties, Missouri.
The Savings Bank also transacts a significant amount of business in Texas, Greene and Taney counties, Missouri. The Savings Bank's deposit gathering and lending activities are concentrated in these market areas. The Savings Bank's offices are located in Mountain Grove, Marshfield, Ava, Gainesville and Sparta, Missouri.

     The Savings Bank is the only thrift located in Wright County, Missouri. The Savings Bank faces strong competition in the attraction of savings deposits and in the origination of loans. Its most direct competition for savings deposits and loans has historically come from other thrift institutions and from commercial banks located in its primary market area, some with a state-wide or regional presence. Additionally, the Savings Bank faces significant competition from the FHA and Farm Credit System and other financial entities in lending. The Savings Bank also competes with securities firms, credit unions, money market funds and mutual funds in raising deposits.


     Management considers the Savings Bank's reputation for financial strength and customer service as its major competitive advantage in attracting and retaining customers in its market area. The Savings Bank also believes it benefits from its community orientation as well as its relatively high core deposit base.


Personnel

     As of June 30, 1996, the Savings Bank had 52 full-time employees and eight part-time employees. The Savings Bank believes that employees play a vital role in the success of a service company and that the Savings Bank's relationship with its employees is excellent. The employees are not represented by a collective bargaining unit.

                                                    43

Item 2.  Properties

     The following table sets forth the Savings Bank's offices, as well as certain additional
 information relating to these offices, as of June 30, 1996.
                                                               Land     Building
                                            Year      Net      Owned/   Owned/
  Square
Location                         County    Opened  Book Value  Leased   Leased
  Footage
                                 ------    ------  ----------  ------   ------
  -------
                                                     (Dollars in thousands)
Main Office

142 East First Street              Wright    1911     $615     Owned     Owned
   9,800
Mountain Grove, Missouri  65711

Branch Offices

1208 N. Jefferson Street           Douglas    1978      259     Owned     Owned
   2,800
Ava, Missouri  65608

103 South Clay Street               Webster    1974      205     Owned
Owned    2,600
Marshfield, Missouri  65706

Highway 5 and Highway 160            Ozark     1992        65   Leased
Owned      900
Gainesville, Missouri  65655

7164 Highway 14 East                Christian   1995       361   Owned
Owned    3,000
Sparta, Missouri  65753

Drive-in Facilities

Route 60 and Oakland                  Wright     1986      198    Owned
Owned    1,200
Mountain Grove, Missouri  65711

223 West Washington                   Webster     1993      218   Owned
Owned    1,100
Marshfield, Missouri  65706

                                                                   44

Item 3.  Legal Proceedings

     In the opinion of management, the Savings Bank is not a party to any pending claims or lawsuits that are expected to have a material effect on the Savings Bank's financial condition or operations. Periodically, there have been various claims and lawsuits involving the Savings Bank mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Savings Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Savings Bank's business. Aside from such pending claims and lawsuits which are incident to the conduct of the Savings Bank's ordinary business, the Savings Bank is not a party to any material pending legal proceedings that would have a material effect on the financial condition or operations of the Savings Bank.

Item 4.    Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.

                                          PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters

     The information contained in the section captioned "Market for First Bancshares, Inc.'s Common Stock and Related Stockholder Matters" in the Annual Report is incorporated herein by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.     Financial Statements

     Independent Auditors Report*
     (a) Consolidated Statements of Financial Condition as of June 30, 1996 and 1995
     (b) Consolidated Statements of Income For the Years Ended June 30, 1996, 1995 and 1994
     (c) Consolidated Statements of Stockholders' Equity For the Years Ended June 30, 1996, 1995 and 1994
     (d) Consolidated Statements of Cash Flows For the Years Ended June 30, 1996, 1995 and 1994
     (e)   Notes to Consolidated Financial Statements

     * Contained in the Annual Report to Stockholders filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report to Stockholders.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     No disagreement with the Company's independent accountants on accounting and financial disclosure has occurred during the past 24 months.

                                               45



                                        PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

     The following table sets forth certain information with respect to the executive officers of the Company, each of whom holds the same positions with the Company and each of whom holds the same positions with the Savings Bank.


Name                  Age(1)      Position

Stephen H. Romines     54          President and Chief Executive Officer
Peter M. Medlen        40          Executive Vice President
Susan J. Uchtman       33          Chief Financial Officer

(1)  As of June 30, 1996.

     The principal occupation of each executive officer of the Company is set forth below. All of the officers listed above have held positions with or been employed by the Company for five years unless otherwise stated. All executive officers reside in Mountain Grove, Missouri, unless otherwise stated. There are no family relationships among or between the executive officers, unless otherwise stated.

     Stephen H. Romines joined the Savings Bank in 1973 and has served as Chairman of the Board, President and Chief Executive Officer the Savings Bank since 1978. Mr. Romines is the brother-in-law of Mr. Medlen, Executive Vice President of First Home.

     Peter M. Medlen has been employed by First Home since 1985 and currently serves as Executive Vice President. Mr. Medlen also serves as President of the Savings Bank's wholly owned subsidiary, Fybar Service Corp. Mr. Medlen is a past President of the Mountain Grove Jaycees and past Treasurer of the Mountain Grove Central Business District. He is a past Board member of the HI-FI-MO, a Missouri not-for-profit elderly housing association. Mr. Medlen is married to Mr. Stephen H. Romines' sister.

     Susan J. Uchtman has been employed by First Home since June of 1994.
Mrs. Uchtman, a CPA, was previously employed by Kirkpatrick Phillips & Miller, CPAs, P.C., the Company's independant auditors, from September 1985 through May 1994.

     The information contained under the section captioned "Compliance with
Section 16(a) of the Exchange Act" in the Proxy Statement is incorporated herein by reference.

Item 10.  Executive Compensation

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

   (a)   Security Ownership of Certain Beneficial Owners

         Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

                                                          46

     (b)   Security Ownership of Management

      Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" and "Proposal I - Election of Directors" of the Proxy Statement.

     (c)   Changes in Control

      The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.



Item 12.  Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Certain Transactions."
                                      PART IV

Item 13.  Exhibits, List Reports on Form 8-K

     (a)   Exhibits

           3.1  Articles of Incorporation of First Bancshares, Inc.*

           3.2  Bylaws of First Bancshares, Inc.*

          10.1 Employment Agreement with Stephen H. Romines (incorporated by reference to the Form 10KSB filing for the fiscal year ended June 30, 1995)

          10.2  First Home Savings Bank 1994 Employee Stock Ownership Plan*

          10.3  First Bancshares, Inc. 1993 Stock Option Plan**

          10.4 First Home Savings Bank Management Recognition and Development Plan**

           13.  Annual Report to Stockholders

           21.  Subsidiaries of the Registrant

           23.  Auditors' Consent

           27.  Financial Data Schedule

     (b)  Report on Form 8-K

          No Forms 8-K were filed during the quarter ended June 30, 1996


* Incorporated by reference to the Corporation's Registration Statement on Form S-1 File No. 33-69886.

**   Incorporated by reference to the Corporation's 1994 Annual Meeting Proxy
          Statement dated September 14, 1994.

                                            48

                                       SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIRST BANCSHARES, INC.


Date:  September 27, 1996             By: /s/ Stephen H. Romines
                                         -------------------------
                                           Stephen H. Romines
                                           Chairman of the Board, President
                                           and Chief Executive Officer
                                          (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Stephen H. Romines                  September 27, 1996
    ----------------------
    Stephen H. Romines
    Chairman of the Board, President, Chief
    Executive Officer (Principal Executive Officer)

By:/s/ Susan J. Uchtman                      September 27, 1996
   --------------------
    Susan J. Uchtman
    Chief Financial Officer

By: ___________________                       ______________, 1996
    Harold F. Glass
    Director


By:_____________________                       ___________ ____, 1996
    Almeta Hardebeck
    Director


By:/s/ John G. Moody                            September 27, 1996
    -----------------
    John G. Moody
    Director


By:/s/ Dr. James F. Moore                        September 27, 1996
   ------------------
   Dr. James F. Moore
    Director


                               Exhibit 13

                    Annual Report to Stockholders

                      FIRST BANCHSHARES, INC
                       1996 ANNUAL REPORT

                    TABLE OF CONTENTS



                                                 Page

     Letter to Stockholders. . . . . . . . . . . . . 1
     Business of the Corporation . . . . . . . . . . 3
     Selected Consolidated Financial Information . . 4
     Management's Discussion and Analysis of
       Financial Condition and Results of Operations 6
     Independent Auditors' Report. . . . . . . . . .13
     Consolidated Financial Statements . . . . . . .14
     Notes to Consolidated Financial Statements. . .19
     Common Stock Information . . . . . . . . . . . 44
     Directors and Officers . . . . . . . . . . . . 45
     Corporate Information . . . . . . . . . . . . .46



Dear Stockholder:

     Graph of earnings per share: 1994-$.69, 1995-$.79 and 1996-$.95.

   First Bancshares, Inc. ended fiscal 1996 on a strong and positive note. Net income increased by 11.7% from the preceding fiscal year. More importantly, earnings per share increased by 20% from $.79 per share for fiscal 1995 to $.95 for fiscal 1996.

     Graph of book value per share: 1994-$16.50, 1995-$17.48 and 1996-$18.70.

   While stockholders' equity decreased from $24.5 million to $23.7 million, there was a net reduction of 131,492 outstanding shares of stock during the fiscal year. As a result, book value per share increased from $17.48 at June 30, 1995 to $18.70 at June 30, 1996.

     Graph of total assets (in thousands): 1994-$118,460, 1995-
       $128,193 and 1996-$143,671.  Graph of net loans (in
       thousands):1994-$86,127, 1995-$101,431 and 1996-$118,780.

   Continued strong loan demand, moderate deposit growth and annual operating results combined to produce a $15.5 million, or 12%, growth in total assets. Net loans increased by $17.3 million, or 17%, to $118.7 million while deposits increased by $7.6 million, or 7.7% to $106 million. Federal Home Loan Bank advances were increased by $8.5 million to complete funding loan growth.


   There was a minor decrease in one measure of asset quality as non-performing assets to total assets increased to .88% at June 30, 1996 from .77% at June 30, 1995. Allowance for possible loan losses totaled $520,000, representing 41% of non-performing loans. Actual losses of First Home Savings Bank-originated loans, net of recoveries, however, decreased from $11,000 for fiscal 1995 to $1,000 for fiscal 1996. A pool of auto loans purchased was written-down by $46,000 during fiscal 1996 to record the investment at its net realizable value.

   First Bancshares, Inc. paid its tenth quarterly dividend of $.05 per share on June 30, 1996. A third stock repurchase program of 69,985 shares was completed during the fiscal year. A fourth repurchase program of 66,560 shares was started in December 1995 and was completed in July 1996. Also, on July 8, 1996, authority was obtained to begin a fifth repurchase program of approximately 63,000 shares. As of September 9, 1996, 59,780 shares had been repurchased for $978,000.

   Of the three expansion plans started in fiscal 1996, one has been completed and two are still in process. On September 11, 1995, a new full-service facility was completed and opened in Sparta, Missouri. At June 30, 1996, (after basically ten months of operation) Sparta had generated $3.5 million of net new loans and $1.6 million of net new deposits.


     Graph of number of all deposit accounts:1994-9,301, 1995-
       10,203 and 1996-13,264. And number of checking accounts:
       1994-3,175, 1995-3,327 and 1996-5,745.

   A checking accounts program, initiated on July 24, 1995, remains in full swing. By its one year anniversary on July 24, 1996, exactly 2,500 net new checking accounts had been opened, representing a 75% increase in the number of outstanding checking accounts. Approximately $3.6 million in net new checking account deposits were added during the fiscal year representing a 32% increase in those deposits. Because of its obvious success, current plans are to keep the program operational indefinitely.

   First Home Savings Bank began offering a debit/ATM card to our customers in August 1996. This is another step in our continuing efforts to strengthen our checking accounts program and provide our customers with banking services that meet all their needs. The convenience of these cards will enable our customers to make First Home Savings Bank their only bank.

   Work on a new facility for our Gainesville branch began in late April, 1996. Completion and occupancy is tentatively scheduled for late October. The Gainesville branch was originally opened in September, 1992, in a small modular facility with three personnel and zero customers. In just under four years, that small modular facility, remodeled twice, now has five personnel taking care of over $10.0 million in loans and almost $8.0 million in deposits.

   A picture of the new Gainesville facility is shown on the inside front cover of this annual report. The Bank will occupy almost 4,500 square feet of new construction shown on the left. Approximately 3,500 square feet of space available for commercial development is immediately to the right. Pictures of our other facilities are also shown on the front and back covers of this report.

   With the exception of continued emphasis on the checking accounts program and completion of the new Gainesville facility, First Bancshares, Inc. has no unique nor special agenda for fiscal 1997. We will, of course, continue our efforts to improve profitability, promote stable growth and be on the look out for opportunities to enhance stockholder value and better serve our bank customers.




                                  Sincerely,



                                    /s/ Stephen H. Romines
                                  Stephen H. Romines
                                  President


Business of the Corporation


   First Bancshares, Inc. (the "Holding Company" or the "Company"), a Missouri corporation, was incorporated on September 30, 1993 for the purpose of becoming the holding company for First Home Savings Bank ("First Home" or the "Savings Bank") upon the conversion of First Home Savings Bank from a Missouri mutual to a Missouri stock savings and loan association. That conversion was completed on December 22, 1993. At June 30, 1996, the Company had total consolidated assets of $143.7 million and consolidated stockholders' equity of $23.7 million.

   The Company is not engaged in any significant business activity other than holding the stock of First Home.
Accordingly, the information set forth in the report, including financial statements and related data, applies primarily to First
Home and its subsidiary.

   First Home is a Missouri-chartered, federally-insured stock savings and loan association organized in 1911. The Savings Bank is regulated by the Missouri Division of Finance and the Office of Thrift Supervision ("OTS"). Its deposits are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. First Home also is a member of the Federal Home Loan Bank ("FHLB") System.

   First Home conducts its business from its home office in Mountain Grove and four full service branch facilities in Marshfield, Ava, Gainesville and Sparta, Missouri. First Home provides its customers with a full array of community banking services. It is primarily engaged in the business of attracting deposits from, and making loans to, the general public. It emphasizes one-to-four family residential mortgage loans and, to a lesser extent, multi-family residential, consumer, commercial and home equity loans. First Home has also invested in mortgage -backed, U. S. Government and agency securities and other assets.

   At June 30, 1996, First Home's total gross loans were $123.3 million, or 85.8% of total consolidated assets, including $95.5 million, or 77.4% of total gross loans secured by one-to-four family properties and $18.7 million, or 15.1% of total gross loans secured by other real estate. Of the loans secured by real estate, over 95.0% are adjustable-rate loans.

                                3

           SELECTED CONSOLIDATED FINANCIAL INFORMATION

   The following table sets forth certain information concerning the consolidated financial position and operating results of the
Company as of and for the dates indicated. On December 22, 1993, the Company became the holding company for First Home Savings
Bank.  The Company is primarily in the business of directing, planning and coordinating the business activities of First Home.
Since the Company had not commenced operations prior to the
mutual to stock conversion of the Savings Bank on December 22,
1993, the financial information presented for periods prior to
1994 is for the Savings Bank only.  The consolidated data is derived in part from, and should be read in conjunction with, the
Consolidated Financial Statements of the Company and its
subsidiary presented herein.
                                          At June 30,
                              1996     1995     1994    1993    1992
                                      (Dollars in thousands)
FINANCIAL CONDITION DATA:

Total assets                  $143,671 $128,193 $118,460 $94,890 $88,625
Loans receivable, net          118,780  101,431   85,777  73,078  65,934
Mortgage-backed certificates     2,831    3,134    3,420   4,159   5,250
Cash, interest-bearing deposits
  and investment securities     18,236   20,483   24,523  13,785  14,222
Federal funds sold                  -        -     2,000   1,400     850
Customer deposits              105,960   98,389   85,904  80,068  77,910
Borrowed funds                  13,555    5,055    8,055   3,055      -
Stockholders' equity            23,729   24,492   24,313  11,421  10,474

                                           Year Ended June 30,
                                 1996    1995     1994     1993    1992
                                          (Dollars in thousands)
OPERATING DATA:

Interest income              $ 10,113 $  8,390 $  7,017 $  6,837 $  7,552
Interest expense                5,661    4,554    3,554    3,659    4,607
                               ------    -----    -----    -----    -----
Net interest income             4,452    3,836    3,463    3,178    2,945
Provision (credit) for loan losses 80      (27)      23       41       82
                               ------    -----    -----    -----    -----
Net interest income after
  provision (credit) for
  loan losses                   4,372    3,863    3,440    3,137    2,863
Gains (losses) on investments      (6)     (19)      (2)      -        37
Noninterest income, excluding gains
  (losses) on investments         465      317      259      335      290
Noninterest expense             3,045    2,514    2,216    1,974    1,720
                                -----    -----    -----    -----    -----
Income before taxes             1,786    1,647    1,481    1,498    1,470

Income taxes                      631      613      431      551      523
                                -----    -----    -----    -----    -----
Net income                    $ 1,155  $ 1,034  $ 1,050  $   947   $  947
                              =======  =======  =======  =======   ======
Earnings per share            $  0.95  $  0.79  $  0.69     *         *
  *Operating as a mutual.

                                              4

                                 At or For the Year Ended June 30,
                                  1996    1995    1994    1993    1992
KEY OPERATING RATIOS:

Return on average assets          0.85%   0.85%   0.97%   1.03%   1.09%
Return on average equity          4.90    4.28    5.51    8.63    9.47
Average equity to average assets 17.31   19.98   17.66   11.96   11.46
Interest rate spread for period   2.60    2.45    2.74    3.31    3.17
Net interest margin for period    3.40    3.30    3.36    3.65    3.58
Non-interest expense to average assets
                                  2.23    2.08    2.06    2.15    1.97
Average interest-earning assets to
  interest-bearing liabilities  119.00  122.00  118.00  108.00  107.00
Allowance for loan losses to total loans at
  end of period                   0.42    0.42    0.54    0.61    0.66
Net charge-offs to average outstanding loans
  during the period               0.01    0.01    0.02    0.02    0.04
Ratio of non-performing assets to total assets
                                  0.88    0.77    0.82    0.78    1.06
Ratio of loan loss reserves to non-performing assets
                                 41.02   46.55   49.23   63.69   47.33
Dividend payout ratio            21.05   25.32   14.49     *       *


                                                 At June 30,
                                 1996    1995    1994    1993    1992
OTHER DATA:

Number of:
  Loans outstanding             4,712   4,387   4,358   4,210   5,033
  Deposit accounts             13,264  10,203  10,028   9,601   9,263
  Full service offices              5       4       4       4       3

*  Operating as a mutual

                                                     5

MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

   Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Consolidated Financial Statements, the accompanying Notes to Consolidated Financial Statements and the other sections contained in this report.

Operating Strategy

   The primary goals of management are to minimize risk, improve profitability and promote growth. Operating results are primarily dependent on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting of deposits and borrowings. Net income is also affected by, among other things, provisions for loan losses and operating expenses. Operating results are also significantly affected by general economic competitive conditions, primarily changes in market interest rates, governmental legislation and policies concerning monetary and fiscal affairs and housing, as well as financial institutions and the attendant actions of the regulatory authorities. Management's strategy is to strengthen First Home's presence in its primary market area.

   Management has implemented various general strategies designed to continue profitability while maintaining safety and soundness. Primary among those strategies are emphasizing one-to-four family lending, maintaining asset quality and managing interest-rate risk. It is anticipated, subject to market conditions, that no changes will be made in these strategies.

   Emphasizing One-to-Four Family Lending. Historically, First Home has been predominantly a one-to-four family residential lender. Single family residential loans constituted 78% of mortgage loans originated during fiscal 1996, 70% of 1995 mortgage loan originations and 72% of 1994 mortgage loan originations. First Home has worked to achieve a reputation within its local lending territory for prompt, efficient and courteous service during both the loan origination and servicing processes.

   Maintaining Asset Quality. First Home strongly emphasizes maintaining asset quality through sound underwriting, constant monitoring and effective collection techniques. At June 30, 1996, First Home's ratio of non-performing assets to total assets was .88%. That same ratio at June 30, 1995 was .77%. Actual loan losses, net of recoveries, on First Home originated loans for the year ended June 30, 1996 were $1,000. Actual loan losses, net of recoveries, for the year ended June 30, 1995 were $11,000 and $13,500 for the year ended June 30, 1994.

   Managing Interest-Rate Risk. First Home relies primarily on adjustable interest rate loans to minimize the inherent risks of interest rate changes. All long-term mortgage loans originated since 1973 have had adjustable rates rather than fixed rates. Further, with few exceptions, the majority of other loans including, but not limited to, car loans, commercial loans, cattle loans and personal loans that have maturities exceeding two years also have adjustable rates rather than fixed rates. All loans originated by First Home have been retained in its portfolio. No loans have been sold in the secondary mortgage market. To further minimize interest rate risk, First Home maintains a short-term investment portfolio.

                                          6

Fiscal Year Ended June 30, 1996 Compared to June 30, 1995

   Net Income. Net income for the fiscal year ended June 30, 1996 was $1,155,000, an increase of $121,000, or 11.7%, from $1,034,000 for the fiscal year ended June 30, 1995. Increases in interest income of 1,723,000 and noninterest income of $160,000 were offset by increases in total interest expense of $1,106,000, provision for loan losses of $106,000, noninterest expense of $531,000 and income taxes of $18,000.

   Net Interest Income. Net interest income increased by $616,000, or 16.1%, to $4,452,000 for the year ended June 30, 1996 compared to $3,836,000 for the year ended June 30, 1995. An increase of $1,723,000 in total interest income was reduced by a $1,106,000 increase in total interest expense.

   Interest Income. Total interest income was $10,113,000 for the year ended June 30, 1996 compared to $8,390,000 for the year ended June 30, 1995, an increase of $1,723,000, or 20.5%. Interest income from loans receivable increased by $1,935,000 primarily attributable to a $17,349,000 increase in net loans receivable from $101,431,000 at June 30, 1995 to $118,780,000 at June 30, 1996. The increase was also partly attributable to interest rate increases on existing loans pursuant to their adjustable rate features. Income from investment securities decreased $262,000. The decrease was primarily attributable to a declining balance in investment securities as proceeds from maturities and sales were used to fund loan demand. Income from mortgage-backed and related securities decreased by $42,000 due to lower outstanding balances as these securities have been repaid. The $93,000 increase in income from other interest-earning assets was primarily attributable to proceeds from Federal Home Loan Bank advances and proceeds from maturing investments being placed in interest-bearing accounts until needed to fund loan demand.

   Interest Expense. Interest expense for the year ended June 30, 1996 was $5,661,000, an increase of $1,106,000, or 24.3%, from $4,555,000 for the year ended June 30, 1995. Interest expense on customer deposits increased by $590,000 due to an increase in average deposit rates paid during the year ended June 30, 1996 and an increase in customer deposits from $98,389,000 at June 30, 1995 to $105,960,000 at June 30, 1996.
Interest expense on borrowed funds increased by $518,000 due to the additional advances from the FHLB for the year ended June 30, 1996.

   Provision (Credit) for Loan Losses. Provision for loan losses of $80,000 for the year ended June 30, 1996 was an increase of $107,000 from a credit of $27,000 for the year ended June 30, 1995. Actual loan charge-offs, net of recoveries, decreased to $1,000 for the year ended June 30, 1996 compared to $11,000 for the year ended June 30, 1995.
While loan losses were lower for the year ended June 30, 1996, there was an increase in net loans receivable noted above and also in nonperforming assets to $1,266,000 at June 30, 1996 from $986,000 of June 30, 1995.


   Noninterest Income. Noninterest income increased $160,000, or 53.5%, to $459,000 for the year ended June 30, 1996 compared to $299,000 for the year ended June 30, 1995. Income from service charges and other fee income increased $103,000 due primarily to an increase in customer deposit accounts. That increase, in turn, was largely attributable to the checking account program started in July 1995. The year ended June 30, 1996 also included a $20,000 gain on the sale of property and equipment. Income from real estate operations increased $34,000 during the year ended June 30, 1996 due to a decrease in vacancies and the full year's rents from two four-plexes in Gainesville, Missouri which were completed in July 1995.

   Noninterest Expense. Noninterest expense of $3,045,000 for the year ended June 30, 1996 increased $531,000, or 21.1%, from $2,514,000 for the year ended June 30, 1995. Compensation and employee benefits increased $160,000, or 10.4%. Of this increase, $50,000 was attributable to the fair market value recording of the expense for the Employee Stock Ownership Plan ("ESOP"). This treatment is required by AICPA's Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans". The Statement requires the recording of shares released from the ESOP to be recorded at the average fair market value for the period. The

                                       7
calculated amount is recorded as expense and an increase in paid-in capital for the fair market value over cost and to unearned compensation for the remainder. The expense reduces net income which in turn reduces retained earnings and stockholders' equity, while the paid-in capital and unearned compensation amounts increase stockholders equity. Compensation expense for salaries and related payroll taxes increased by $110,000 due to the staffing of the Sparta branch and normal annual salary increases. Group health insurance expense increased by $38,000. Occupancy and equipment expenses increased $90,000 primarily due to the opening of the Sparta branch. Deposit insurance premiums increased $24,000 as customer deposits increased. Professional fees decreased $43,000 due to more of the required public company reporting being prepared internally.

   Other noninterest expense increased $301,000. The marketing expense for the implementation of the checking account program was $165,000; however, of that total, $120,000 was non-recurring start-up expense. Miscellaneous other expenses due to the increase in the number of checking accounts totaled $39,000. Other cost increases included a $24,000 increase for office supplies, $10,000 for advertising, $8,000 for telephone, and $8,000 for postage.

   Gain (Loss) on Investments. There was a gain of $27,000 for the year ended June 30, 1996 attributable to the liquidation of four mutual funds, two United States Federal Agencies obligations and preferred stock by the Company to generate additional cash flow. An unrealized loss of $33,000 was recognized during the year ended June 30, 1996 due to the write-down of a pool of auto loans to net realizable value. The unrealized loss on this investment for the year ended June 30, 1995 was $17,000.

   Income Taxes. Income tax expense of $631,000 for the year ended June30, 1996 increased $18,000, or 2.9%, from $613,000 for the year ended June 30, 1995. The increase was attributable to the increase in income before taxes for the year ended June 30, 1996.

   Net Interest Margin. Net interest margin increased slightly to 3.40% for the year ended June 30, 1996 from 3.30% for the year ended June 30, 1995. The percentage increase in net interest income was slightly more than the percentage increase in average interest-earning assets. Interest rates on adjustable-rate loans, which can only be adjusted annually, outpaced increases on the rates paid on deposits and Federal Home Loan Bank advances.

Fiscal Year Ended June 30, 1995 Compared to June 30, 1994

   Net Income. Net income for the fiscal year ended June 30, 1995 was $1,034,000, a decrease of $16,000, or 1.5%, from $1,050,000 for the fiscal year ended June 30, 1994. Increases in interest income of $1,373,000, noninterest income of $43,000 and a decrease in provision for loan losses of $50,000 were offset by increases in total interest expense of $1,000,000, noninterest expense of $298,000 and income taxes of $182,000.

   Net Interest Income. Net interest income increased by $373,000, or 10.8%, to $3,836,000 for the year ended June 30, 1995 compared to $3,463,000 for the year ended June 30, 1994. An increase of $1,373,000 in total interest income was reduced by a $1,000,000 increase in total interest expense.

   Interest Income. Total interest income increased to $8,390,000 for the year ended June 30, 1995 from $7,017,000 for the year ended June 30, 1994. This was an increase of $1,373,000, or 19.6%. Interest income from loans receivable increased by $1,017,000 primarily attributable to an increase in net loans receivable of $15,654,000 from $85,777,000 at June 30, 1994 to $101,431,000 at June 30, 1995. Income from investment securities increased $459,000. This reflected the funds received from the stock conversion, completed on December 22, 1993, invested for an entire year for the year ended June 30, 1995 while only invested for six months for the year ended June 30, 1994. An increase in income from mortgage-backed and related securities of $11,000 was due to rising interest rates, partially offset by lower outstanding balances as those securities have been repaid. The $114,000 decrease in income from other interest-earning assets was primarily attributable to short-term investments being converted to loans.

                                           8

   Interest Expense. Interest expense for the year ended June 30, 1995 was $4,554,000, an increase of $1,000,000, or 28.1%, from $3,554,000 for the year ended June 30, 1994. Interest expense on customer deposits increased by $1,189,000 due to an increase in average deposit rates paid during the year ended June 30, 1995 and an increase in customer deposits from $85,904,000 at June 30, 1994 to $98,389,000 at June 30, 1995.
Interest expense on borrowed funds decreased by $189,000 due to the reduction in advances from the FHLB for the year ended June 30, 1995.

   Provision (Credit) for Loan Losses. Provision (credit) for loan losses of a credit of $27,000 for the year ended June 30, 1995 was a reduction of $50,000 from $23,000 for the year ended June 30, 1994. Actual loan charge-offs, net of recoveries, remained stable at $11,000 for the year ended June 30, 1995 compared to $13,500 for the year ended June 30, 1994. While there was an increase in loans outstanding, nonperforming and classified assets remained stable.

   Noninterest Income. Noninterest income increased $43,000, or 16.7%, to $299,000 for the year ended June 30, 1995 compared to $256,000 for the year ended June 30, 1994. Income from service charges and other fee income increased $38,000 due to an increase in customer deposit accounts and an increase in individual service charges during the year ended June 30, 1995. There was a $17,000 unrealized loss relating to an investment in a pool of auto loans during the year ended June 30, 1995. The year ended June 30, 1995 also included a $7,000 gain on the sale of equipment. Income from real estate operations increased $12,000 during the year ended June 30, 1995 due to a decrease in vacancies.

   Noninterest Expense. Noninterest expense of $2,514,000 for the year ended June 30, 1995 increased $298,000, or 13.4%, from $2,216,000 for the year ended June 30, 1994. Compensation and employee benefits increased $322,000, or 26.5%. Of this increase, $187,000 was attributable to the ESOP and $48,000 to the Management Recognition Plan ("MRP"). Those two plans began December 23, 1993, therefore, there was only six months of related expense during the year ended June 30, 1994 while the year ended June 30, 1995 reflected expense for twelve months. Also affecting noninterest expense was implementation of AICPA's Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans". The Statement requires the recording of shares released from the ESOP to be recorded at the average fair market value for the period. The calculated amount is recorded as expense and an increase in paid-in capital for the fair market value over cost and to unearned compensation for the remainder. The expense reduces net income which in turn reduces retained earnings and stockholders' equity while the paid-in capital and unearned compensation amounts increase stockholders equity. Compensation expense for salaries and related payroll taxes increased by $62,000 due to the hiring of a Chief Financial Officer as of June 1, 1994. Group health insurance expense increased by $20,000. Occupancy and equipment expenses decreased $50,000 due to lower depreciation expense and a decrease in repair expense. Deposit insurance premiums increased $21,000 due to an increase in customer deposits. Other noninterest expense remained constant.

   Gain (Loss) on Investments. There was a loss of $1,500 attributable to the liquidation of four mutual funds to satisfy regulatory requirements. As mentioned in the section for noninterest income, an unrealized loss of $17,000 was recorded during the year ended June 30, 1995 relating to an investment in a pool of auto loans.

   Income Taxes. Income tax expense of $613,000 for the year ended June 30, 1995 increased $182,000, or 42.2%, from $431,000 for the year ended June 30, 1994. The expense for the year ended June 30, 1994 reflected an $88,000 reduction for a change in the application of SFAS No. 109 which was adopted on June 30, 1993. The remainder of the increase is attributable to the increase in income before taxes for the year ended June 30, 1995.

   Net Interest Margin. Net interest margin decreased slightly to 3.30% for the year ended June 30, 1995 from 3.36% for the year ended June 30, 1994. Average interest-earning assets increased more rapidly than net interest income. There was a lag in increasing interest rates on adjustable-rate loans, which can only be adjusted annually, as compared to the increases on the rates paid on deposits.

                                             9

Financial Condition

   General. During the year ended June 30, 1996, First Home continued its strategy of expanding its loan portfolio within its primary markets and gaining market share of local deposits. Loan demand was strong throughout fiscal year 1996 as net loans receivable increased $17.3 million and deposits increased by $7.6 million.

   Total Assets. Total assets increased by $15.5 million, or 12.1% from $128.2 million at June 30, 1995 to $143.7 million at June 30, 1996. The increase was attributable to a $17.3 million increase in loans offset by a $2.5 million decrease in cash, investments and mortgage-backed securities.

   Cash and Cash Equivalents. Cash and cash equivalents decreased by $200,000 or 6.2%, from $3.5 million at June 30, 1995 to $3.3 million at June 30, 1996.

   Certificates of Deposit. Certificates of deposit purchased as investments totaled $2.3 million at June 30, 1996, a decrease of $1.8 million from the $4.1 million at June 30, 1995.

   Investment Securities. Investment securities remained relatively constant at $11.7 million at June 30, 1996 compared to $12.0 million at June 30, 1995.

   Mortgage-backed Securities. Mortgage-backed certificates decreased by $300,000, as repayments were made, from $3.1 million at June 30, 1995 to $2.8 million at June 30, 1996.

   Loans Receivable. Net loans receivable increased by $17.3 million, or 17.1%, from $101.4 million at June 30, 1995 to $118.7 million at June 30, 1996. The net loan increase, primarily in one-to-four family residential real estate loans, was funded from a $7.6 million increase in customer deposits, proceeds from maturing investments and certificates of deposit along with an $8.5 million increase in advances from the Federal Home Loan Bank.

   Non-accrual Loans. Non-accrual loans increased to $130,000 at June 30, 1996 compared to $51,000 for the year ended June 30, 1995. The increase was caused by an unsecured loan created by an overdraft on a commercial checking account.

   Non-performing Assets. Non-performing assets, consisting of 122 loans, increased by $280,000 to $1,266,000 at June 30, 1996, a 28.4%
increase, from $986,000 at June 30, 1995. At least one monthly payment was received during the quarter on 100 of those loans which totaled $1,091,000.

   Deposits and Borrowings. Deposits increased $7.6 million, or 7.7% from $98.4 million at June 30, 1995 to $106.0 million at June 30, 1996. First Home had $5.0 million outstanding in advances from the FHLB at June 30, 1995. An additional $8.5 million was advanced during the year to bring the balance to $13.5 million at June 30, 1996. The increases in customer deposits and Federal Home Loan Bank advances were used to fund loan growth.

   Stockholders' Equity. Stockholders' equity decreased $800,000 from $24.5 million at June 30, 1995 to $23.7 million at June 30, 1996. Net income was more than offset by stock repurchases and the payment of dividends.


   Liquidity and Capital Resources. First Home's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. Funds are also provided on a limited extent from FHLB advances. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

                                                10

   The primary investing activity of First Home is the origination of mortgage loans. First Home originated mortgage loans of $40.2 million, $30.5 million and $26.5 million for the years ended June 30, 1996, 1995 and 1994, respectively. Other investing activities include the purchase of investment securities, which totaled $6.4 million, $1.3 million and $8.2 million for the years ended June 30, 1996, 1995 and 1994. These activities were funded primarily by deposit growth, principal repayments on loans, mortgage-backed securities, other investment securities, FHLB advances and net conversion proceeds.

    First Home must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. First Home's sources of funds include deposits and principal and interest payments from loans and mortgage-backed securities and investments, and FHLB advances. During fiscal years 1996, 1995 and 1994, First Home used its sources of funds primarily to fund loan commitments and to pay maturing savings certificates and deposit withdrawals. At June 30, 1996, First Home had approved loan commitments totaling $1.8 million and undisbursed loans in process totaling $4.1 million.

   Liquid funds necessary for the normal daily operations of First Home are maintained in three working checking accounts, a daily time account with the FHLB - Des Moines and in Federal funds. It is the Savings Bank's current policy to maintain adequate collected balances in those three checking accounts to meet daily operating expenses, customer withdrawals, and fund loan demand. Funds received from daily operating activities are deposited, on a daily basis, in one of the working checking accounts and transferred, when appropriate to daily time or Federal funds to enhance interest income.

   At June 30, 1996, certificates of deposits amounted to $71.1 million, or 67.1%, of First Home's total deposits, including $46.4 million which were scheduled to mature by June 30, 1997. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management of First Home believes it has adequate resources to fund all loan commitments by savings deposits and FHLB advances and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

   Currently, the OTS requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. First Home's liquidity ratios were 10.7%, 11.2% and 20.1% at June 30, 1996, 1995 and 1994, respectively. First Home's short-term liquidity ratios at June 30, 1996, 1995 and 1994 were 4.6%, 5.7% and 9.5%, respectively. First Home consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

   First Home is required to maintain specific amounts of capital pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 and regulations promulgated pursuant thereto. As of June 30, 1996, First Home was in compliance with all the regulatory capital requirements which were effective as of such date (as well as certain regulatory capital requirements scheduled to be phased-in in future years), with tangible, core and risk-based capital ratios of 13.4%, 13.4% and 20.4%, respectively. These ratios exceed the 1.5%, 3.0% and 8.0% required by Federal regulations. In addition, the OTS amended its capital regulations which require savings institutions to maintain specified amounts of regulatory capital based on the estimated effects of changes in market rates and which could further increase the amount of regulatory capital required to be maintained by the Savings Bank. See
Note 15 of the Notes to Consolidated Financial Statements.


   Impact of New Accounting Standard. See Note 1 of the Notes to the Consolidated Financial Statements.

                                            11

   Effect of Inflation and Changing Prices. The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of First Home is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. During the current interest rate environment, management believes that the liquidity and the maturity structure of First Home's assets and liabilities are critical to the maintenance of acceptable profitability.

                                     12

Letterhead of Independent CPA firm


                     INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
FIRST BANCSHARES, INC. AND SUBSIDIARY
Mountain Grove, Missouri

We have audited the accompanying consolidated statements of financial condition of FIRST BANCSHARES, INC. AND SUBSIDIARY as of june 30, 1996 and 1995, and the related consolidated statements of income, stockholder' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform these audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FIRST BANCSHARES, INC. AND SUBSIDIARY as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.


                               /s/ Kirkpatrick, Phillips + Miller
                               KIRKPATRICK, PHILLIPS & MILLER, CPSs, P.C.


Springfield, Missouri
August 6, 1996

                                            13

                   FIRST BANCSHARES, INC.  AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  - - - - - - - - - - - - - - - - - - - - - - - -
                             June 30, 1996 and 1995
                                                      1996         1995
               ASSETS
Cash and cash equivalents, including
  interest-bearing accounts of $526,578 in 1996
  and $1,237,084 in 1995                         $  3,316,282   $  3,534,680
Certificates of deposit                             2,319,000      4,122,000
Investment securities available-for-sale,
  at fair value (Notes 1 and 2)                     9,478,015     10,013,202
Investment securities held-to-maturity
  (estimated fair value of $2,249,438 in 1996
  and $1,790,088 in 1995) (Notes 1 and 2)           2,233,375      2,029,620
Investment in Federal Home Loan Bank
  stock, at cost (Note 3)                             889,800        783,700
Mortgage-backed certificates available-for-sale,
  at fair value (Notes 1 and 4)                     2,831,153      3,133,832
Loans receivable held-for-investment,
  net (Notes 1 and 5)                             118,779,992    101,431,362
Accrued interest receivable (Note 6)                  468,962        425,484
Prepaid expenses                                      106,725      106,867
Commissions and other receivables                       4,400        5,000
Property and equipment, less accumulated depreciation
  and valuation reserves (Notes 1 and 7)            3,194,113    2,487,270
Intangible assets, less accumulated amortization
  (Notes 1 and 8)                                      42,513         58,278
Real estate owned                                          -        48,095
Other assets                                            6,574       13,535
                                                 ------------  -----------
    Total assets                                $ 143,670,904 $128,192,925
                                                 ============ ============
  LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits (Note 9)                      $ 105,960,227 $ 98,389,006
Advances from Federal Home Loan Bank (Note 10)     13,500,000      5,000,000
Other borrowed funds                                   55,000         55,000
Income taxes payable - current (Note 11)               92,169         48,744
Deferred income taxes, net (Notes 1 and 11)           138,771         45,143
Accrued expenses                                      195,622        163,437
                                                   ----------    ---------
    Total liabilities                             119,941,789    103,701,330
                                                  -----------  -----------
Commitments and contingencies (Note 14)                    -            -

Preferred stock, $.01 par value; 2,000,000 shares authorized,
   none issued                                             -            -
Common stock, $.01 par value; 8,000,000 shares authorized,
   issued 1,553,040 in 1996 and 1,551,392 in 1995, outstanding
   1,268,686 in 1996 and 1,400,178 in 1995             15,530         15,514
Paid-in capital                                    15,059,638     14,921,768
Retained earnings - substantially restricted
  (Note 15)                                        14,010,896   13,094,085
Treasury stock, at cost - 284,354 shares in 1996 and
   151,214 shares in 1995                          (4,123,081) (1,907,968)
Unearned compensation (Note 12)                    (1,209,046)   (1,460,736)
Unrealized loss on securities available-for-sale, net of
   applicable deferred income taxes                   (24,822)     (171,068)
                                                   -----------   ---------
    Total stockholders' equity                     23,729,115    24,491,595
                                                   ----------  -----------
    Total liabilities and stockholders' equity  $ 143,670,904   $128,192,925
                                                ============= ============

                The accompanying notes are an integral part of the
                        consolidated financial statements
                                        14

                       FIRST BANCSHARES, INC.  AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                        - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 1996, 1995 and 1994

                                          1996         1995        1994
Interest Income:
  Loans receivable                    $ 8,935,778  $ 7,001,308  $5,983,934
  Investment securities                   813,178    1,075,115     616,120
  Mortgage-backed and related securities  200,611      242,692     232,457
  Other interest-earning assets           163,631       71,383     184,742
                                        ---------     --------   ---------
      Total interest income            10,113,198    8,390,498   7,017,253
                                       ----------    ---------   ---------
Interest Expense:
  Customer deposits (Note 9)            5,043,681    4,454,116   3,264,998
  Borrowed funds (Note 10)                  617,749    100,452     288,958
                                         ---------   ----------   --------
      Total interest expense             5,661,430   4,554,568   3,553,956
                                         ---------   ----------  ---------
       Net interest income               4,451,768   3,835,930   3,463,297

Provision (credit) for loan losses          79,500     (26,660)     22,777
                                         ---------   ---------   ---------
    Net interest income after
      provision (credit) for loan losses 4,372,268    3,862,590  3,440,520
                                         ---------    ---------  ---------
Noninterest Income:
  Service charges and other fee income     270,470      166,508    128,188
  Loss on investments                       (6,330)     (18,505)   (2,241)
  Gain on sale of property and equipment    20,243        7,000        -
  Loan origination and commitment
    fees (Note 1)                            3,184        4,028      1,898
  Income from real estate operations           93,678       60,118     48,228
  Insurance commissions                     73,457       76,379     73,142
  Other                                      4,099        3,150      7,167
                                           -------      -------     ------
      Total noninterest income             458,801      298,678    256,382
                                           -------      -------    -------
Noninterest Expense:
  Compensation and employee benefits
    (Note 12)                            1,695,707    1,535,863  1,213,941
  Occupancy and equipment                  365,150      274,724    324,666
  Deposit insurance premiums               228,870      205,489    184,366
  Advertising and promotional              204,469       30,953     29,888
  Professional fees                         56,606       99,775     78,255
  Other                                    494,591      367,008    385,107
                                         ---------     --------   --------
     Total noninterest expense           3,045,393    2,513,812  2,216,223
                                         ---------    ---------  ---------
      Income before taxes                1,785,676    1,647,456  1,480,679

Income Taxes (Note 11)                     631,039      613,204    430,594
                                         ---------     --------   --------
      Net income                       $ 1,154,637  $ 1,034,252 $1,050,085
                                        ==========   ==========  =========

      Earnings per share (Note 1)         $ .95        $ .79$       $ .69

                  The accompanying notes are an integral part of the
                           consolidated financial statements
                                              15

                                FIRST BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           - - - - - - - - - - - - - - - - - - - - - - - -
                              Years Ended June 30, 1996, 1995 and 1994



                                   Common
                   Unrealized    Total
                                    Stock            Paid-in     Retained
Treasury    Unearned     Loss on   Stockholders'
                               Shares  Amount        Capital     Earnings
Stock   Compensation  Securities   Equity
                               ------  ------        -------     --------
--------- ------------  ----------  ---------
Balance at June 30, 1993          -   $   -         $    -     $11,421,071  $
-     $     -       $   -       $11,421,071
  Net income                      -       -              -       1,050,085
-           -           -         1,050,085
  Net proceeds from issuance of
    common stock (Note 16)   1,551,292  15,513     14,857,610         -
-           -           -        14,873,123
  Common stock acquired by ESOP   -       -              -            -
-       (1,520,870)     -        (1,520,870)
  Common stock acquired by MRP    -       -              -            -
-         (304,170)     -          (304,170)
  Cash dividends ($.10 per share) -       -              -       (154,730)
-              -        -          (154,730)
  Purchase of treasury stock
    at cost                    (77,500)   -              -            -
(910,450)         -        -          (910,450)
  Repayment from ESOP             -       -              -            -
  -         82,604      -            82,604
  Unrealized loss on securities
    available-for-sale, net of
    applicable deferred income taxes -    -              -            -
  -            -      (223,959)    (223,959)
                               --------  -------    -----------   --------
--------     --------    ---------    ---------
Balance at June 30, 1994     1,473,792   15,513   14,857,610   12,316,426
(910,450)   (1,742,436)   (223,959)  24,312,704
  Net income                      -        -            -       1,034,252
 -             -           -      1,034,252
  Proceeds from exercise of
     stock option                  100       1            999          -
 -             -           -          1,000
  Cash dividends ($.20 per share)  -        -             -      (256,593)
  Purchase of treasury stock
    at cost                    (73,714)     -             -          -
(997,518)          -           -       (256,593)
  Vesting of MRP stock             -        -             -          -
 -          81,640         -         81,640
  Release of ESOP shares           -        -          63,159        -
 -         200,060         -        200,060
  Net change in unrealized loss on
    securities available-for-sale, net of
    applicable deferred income taxes  -      -            -           -
 -             -         52,891      52,891
                                  --------  --------   --------   --------
--------      -------     --------     -------
Balance at June 30, 1995         1,400,178   15,514  14,921,768 13,094,085
(1,907,968)  (1,460,736)   (171,068) 24,491,595
  Net income                         -          -         -      1,154,637
   -            -           -     1,154,637
  Proceeds from exercise of
    stock options                    1,648       16      16,464       -
   -            -           -        16,480
  Cash dividends ($.20 per share)      -        -          -     (237,826)
   -            -           -      (237,826)
  Purchase of treasury stock
    at cost                       (133,140)     -          -          -
(2,215,113)          -          -     (2,215,113)
  Vesting of MRP stock                 -        -          -          -
  -          55,390        -         55,390
  Release of ESOP shares               -        -       121,406       -
  -         196,300        -        196,300
  Net change in unrealized loss on
    securities available-for-sale, net of
    applicable deferred income taxes   -        -           -         -
 -              -       146,246     146,246
                                    --------  -------  ---------  --------
----------      --------    -------   ---------
Balance at June 30, 1996        1,268,686 $ 15,530 $15,059,638 $14,010,896
$(4,123,081)  $(1,209,046)  $(24,822) $23,729,115
                                =========  =======  ==========  ==========
============  ============  ========= ===========

              The accompanying notes are an integral part of the consolidated financial  statements
                                                16

                              FIRST BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           - - - - - - - - - - - - - - - - - - -
                            Years Ended June 30, 1996, 1995 and 1994


                                              1996         1995        1994


Cash flows from operating activities:
  Net income                           $  1,154,637   $  1,034,252 $1,050,085
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                          161,513        134,946    155,260
      Amortization                           15,765         16,083     53,124
      Premiums and discounts on mortgage-backed
        securities and investment securities  5,842          8,839     15,653
      Loss (credit) on loans, net of
        recoveries                            79,500       (26,660)    22,777
      Unrealized loss on investment
        securities, net                       33,000        17,000         -
      (Gain) loss on sale of investment
        securities                            (26,670)       1,505      2,241
      Gain on sale of equipment               (20,243)      (7,000)        -
      Income reinvested on investment securities
        and Federal Home Loan Bank stock      (31,391)     (62,453)  (51,752)
      Vesting of MRP shares                    55,431       78,856        -
      Release of ESOP shares                  317,706      263,219        -
      Net change in operating accounts:
        Accrued interest receivable and
          other assets                        (35,816)    (107,248)  (91,520)
        Deferred loan costs                   (23,912)     (25,366)  (21,116)
        Accrued expenses                       32,185      (18,802)   35,900
        Deferred income taxes                  16,064      116,087   (50,191)
        Income taxes payable - current         43,425       45,329  (125,461)
                                             --------      -------   --------
         Net cash from operating activities 1,777,036    1,468,587   995,000

Cash flows from investing activities:
  Purchase of investment securities
    available-for-sale                     (5,736,100) (1,009,300)(7,265,850)
  Purchase of investment securities
    held-to-maturity                         (685,000)   (265,000)  (952,000)
  Proceeds from maturities of investment
    securities available-for-sale           5,016,695     806,902    550,910
  Proceeds from maturities of investment
    securities held-to-maturity               445,872     265,510     15,000
  Proceeds from sale of investment
    securities available-for-sale           1,464,308     502,352    223,073
  Net change in certificates of deposit     1,803,000   2,482,000 (2,951,000)
  Net change in federal funds sold               -      2,000,000   (600,000)
  Net change in loans receivable        (17,433,330) (15,645,278)(12,766,012)
  Proceeds from principal payments and maturities
    of mortgage-backed certificates         265,265      228,624     703,753
  Purchases of property and equipment      (832,818)    (548,446)   (241,474)
  Proceeds from sale of property and
    equipment                                32,800        7,000          -
  Net proceeds from sale of real
    estate owned                             29,112       43,073      18,296
  Purchase of other assets                      -         (3,000)        -
  Repayment from ESOP                           -             -       82,604
                                            --------      -------     ------
  Net cash used in investing activities (15,630,196) (11,135,563)(23,182,700)

                                                17

                     FIRST BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 - - - - - - - - - - - - - - - - - - - - - - - - -
                    Years Ended June 30, 1996, 1995 and 1994

                                               1996        1995        1994
Cash flows from financing activities:
  Net change in demand deposits, savings accounts,
    and certificates of deposit         $ 7,571,221 $ 12,485,184  $ 5,835,602
  Payments on borrowed funds                    -     (8,000,000)         -
  Proceeds from borrowed funds            8,500,000    5,000,000    5,000,000
  Proceeds from sale of common stock         16,480        1,000   13,048,083
  Cash dividends paid                      (237,826)    (256,593)   (154,730)
  Purchase of treasury stock             (2,215,113)    (997,518)   (910,450)
                                         -----------    ---------    --------
      Net cash from financing activities 13,634,762    8,232,073  22,818,505
                                         ----------    ---------  ----------

Net increase (decrease) in cash and
  cash equivalents                         (218,398)  (1,434,903)    630,805

Cash and cash equivalents -
  beginning of period                     3,534,680    4,969,583   4,338,778
                                          ---------    ---------   ---------
Cash and cash equivalents -
  end of period                        $  3,316,282  $ 3,534,680 $ 4,969,583
                                       ============  =========== ===========

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest on deposits and
      other borrowings                 $  5,658,063  $ 4,540,132  $ 3,541,710
    Income taxes                            567,602      455,457      606,245


Supplemental schedule of non-cash investing and
  financing activities:
  Loans and other real estate
    charged off to reserve             $      1,117  $    12,487  $    21,520
  Loans transferred to real estate
    acquired in settlement of loans          29,112       43,073       65,865





                    The accompanying notes are an integral part of the
                             consolidated financial statements
                                                 18

(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

First Bancshares, Inc. is a Missouri corporation organized September
     30,1993 for the purpose of becoming a unitary savings and loan holding company for First Home Savings Bank. The Savings Bank is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in southern Missouri. It also provides insurance brokerage activities through a subsidiary corporation. The Savings Bank is subject to competition from other financial institutions. The Company and Savings Bank are also subject to the regulation of certain federal agencies and undergo periodic examinations by those regulatory authorities.

     On December 16, 1993, the members of the Savings Bank adopted a plan of conversion pursuant to which the Savings Bank converted from a state-chartered mutual savings and loan association to a state-chartered stock savings and loan association wholly owned by the Holding Company. On December 22, 1993, the Holding Company completed its Subscription and Community Offering and acquired the capital stock of the Savings Bank with a portion of the proceeds.

To assist the reader in evaluating the financial statements of First
     Bancshares, Inc. and Subsidiary, the significant accounting policies are summarized below.

Use of estimates - Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

     Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

     While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Savings Bank's allowances for loan losses and foreclosed real estate. Such agencies may require the Savings Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of First Bancshares, Inc. and its wholly-owned subsidiary, the Savings Bank, and Fybar Service Corporation, a wholly-owned subsidiary of the Savings Bank. In consolidation, all significant intercompany balances and transactions have been eliminated.

Consolidated statements of cash flows - For purposes of the consolidated statements of cash flows, cash consists of cash on hand and deposits with other financial institutions which are unrestricted as to withdrawal or use. Cash equivalents include highly-liquid instruments with an original maturity of three months or less.

                                               19

Investment securities and mortgage-backed certificates - During the year ended June 30, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which established three classifications of investment securities: held-to-maturity, trading and available-for-sale. Trading securities are acquired principally for the purpose of near term sales. Such securities are reported at fair value and unrealized gains and losses are included in income. Securities which are designated as held-to-maturity are designated as such because the investor has the ability to hold these securities to maturity. Such securities are reported at amortized cost.

     All other securities are designated as available-for-sale, a designation which provides the investor with certain flexibility in managing its investment portfolio. Such securities are reported at fair value; net unrealized gains and losses are excluded from income and reported net of applicable income taxes as a separate component of stockholders' equity. Gains or losses on sales of securities are recognized in operations at the time of sale and are determined by the difference between the net sales proceeds and the cost of the securities using the specific identification method, adjusted for any unamortized premiums or discounts. Premiums or discounts are amortized or accreted to income using the interest method over the period to maturity.

     In adopting SFAS No. 115, the Company modified its accounting policies and designated its securities in accordance with the three classifications. The Company's adoption of SFAS No. 115 resulted in the reclassification of certain securities from the held-to-maturity portfolio to the available-for-sale portfolio. The net unrealized losses have been reported as a separate component of stockholders' equity. At June 30, 1996 and 1995, the Company had no securities designated as trading securities.

Loans receivable - Loans receivable are stated at their principal amount outstanding, net of deferred loan origination and commitment fees and certain direct costs, which are recognized over the contractual life of the loan as an adjustment of the loan's yield. Interest income on loans is recognized on an accrual basis.

     Non-performing loans are placed on a nonaccrual status when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past due 90 days or more, except when the loan is well secured and in the process of collection. Any accrued but uncollected interest previously recorded on such loans is generally reversed in the current period and interest income is subsequently recognized upon collection. Cash collections subsequently received are applied against outstanding principal until the loan is considered fully collectible, after which cash collections are recognized as interest income.

     The company reports the change in present value of the expected future cash flows related to impaired loans as an increase or decrease in bad debt expense.

                                    20

Property and equipment and related depreciation - Property and equipment has been stated at cost except as discussed in Note (7).
     Depreciation has been principally computed by applying the following methods and estimated lives:

            Category              Estimated Life            Method
     Automobiles                        5 Years     Straight-line and
                                                      declining-balance
     Office furniture, fixtures                     Straight-line and
       and equipment                 3-10 Years       declining-balance
     Buildings                      15-40 Years     Straight-line and
                                                      declining-balance
     Investment real estate         15-40 Years     Straight-line

     Maintenance and repairs are charged to expense. Improvements which extend the lives of the respective assets are capitalized. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in income.

Intangible assets - Intangible assets have been recorded by the Savings
     Bank in connection with the acquisition of the assets of Lawson and Lawson Insurance Agency, Inc., which is discussed further in Note
     (8). Goodwill, which represents the excess of the purchase price over the estimated fair market value of net assets and other intangibles acquired, is being amortized on a straight-line basis over ten years. The cost of covenants not to compete are being amortized over five years on a straight-line basis. The cost of renewal lists acquired are being amortized over their estimated remaining economic lives, ten years, using the straight-line method. Organization costs are being amortized on a straight-line basis over five years.

Income taxes - The Company files a consolidated federal income tax return with its wholly-owned subsidiary. The income tax effect of timing differences in reporting transactions for financial reporting and income tax purposes is reflected in the financial statements as deferred income taxes.

     During the year ended June 30, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, income taxes are accounted for under the asset and liability method.
     Under this method, deferred income taxes are recognized for temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The net effect of the Company's adoption of SFAS No. 109 was not material to its financial condition or results of operations.

Allowance for loan losses - The Savings Bank maintains an allowance for loan losses to absorb possible future losses that may be realized on its loan portfolio. In conjunction with a review of the loan portfolio, the allowance for loan losses is evaluated and adjusted at least quarterly. In evaluating the allowance for loan losses, management considers various factors including historical loss experience, the level and trend of delinquent and classified loans, current and anticipated economic and real

                                      21
     estate conditions, and the composition of the loan portfolio. Losses incurred upon initial acquisition of real estate owned through foreclosure are charged to the allowance for loan losses.

     Special reserves are established for any impaired loan for which the recorded investment in the loan exceeds the measured value of the loan. The values of loans subject to impairment valuation are determined based on the present value of expected future cash flows, the market price of the loans, or the fair values of the underlying collateral if the loan is collateral dependent.

Real estate owned - Real estate acquired in the settlement of loans, including in-substance foreclosures, is recorded at the lower of the remaining balance or estimated fair value less the estimated costs to sell the asset. Any write down at the time of foreclosure is charged against the allowance for loan losses. Subsequently, net expenses related to holding the property and declines in the market value are charged against income. Gains on sales are determined on the specific identification method and are credited to income when the property is sold.

Loan origination fees and costs - During the year ended June 30, 1994, the Savings Bank adopted SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". Under SFAS No. 91, loan origination fees and certain direct loan origination costs are deferred and recognized in interest income over the contractual lives of the related loans using the interest method. When a loan is paid-off or sold, the unamortized balance of these deferred fees and costs is recognized in income. The Savings Bank adopted SFAS No. 91 prospectively from July 1, 1993. The net effect of the Savings Bank's adoption of SFAS No. 91 was not material to its financial condition or results of operations.

Real estate held for investment - Real estate properties held for investment are carried at the lower of cost, including cost of improvements incurred subsequent to acquisition, or net realizable value. Costs relating to the development and improvement of property are capitalized, whereas costs relating to the holding of the property are expensed.

Advertising costs - The Company expenses non-direct response advertising costs as they are incurred.

Earnings per share - Pro forma earnings per share for the year ended
     June 30, 1994 is determined by dividing income for the year by the weighted average number of common and common equivalent shares as if the Company's conversion occurred on July 1, 1993. Stock options are regarded as common stock equivalents. For 1996 and 1995, Employee Stock Ownership Plan ("ESOP") shares not committed to be released are not considered outstanding for purposes of calculating earnings per share due to the Company's adoption of Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans" (see Note 12). The weighted average number of shares used in the computation of earnings per share was 1,211,231 in 1996, 1,309,615 in 1995 and 1,531,970 in 1994. If the
     ESOP shares not committed to be released were considered outstanding, the weighted average number of shares for the computation of earnings per share would have been 1,326,166 in 1996 and 1,444,447 in 1995. Earnings per share for 1996 and 1995, respectively, would have been $.87 and $.72 using this amount of weighted average number of shares outstanding. There is no material difference between primary and fully diluted earnings per share.

                                 22

New accounting standards - In March 1995, the Financial Accounting
     Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and is effective for years beginning after December 15, 1995. The statement generally requires disclosures for long-lived impaired assets and long-lived impaired assets to be disposed of. The impact of the adoption of the new accounting standard on the Company's consolidated financial statements is not expected to be material.

     In May 1995, FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights". The statement requires that mortgage banking enterprises recognize as separate assets rights to service mortgage loans for others. Adoption of this statement will be required by the Company during the year ending June 30, 1997. The impact of this statement is not expected to have a material effect on the Company's consolidated financial statements.

     The Corporation records compensation expense for all stock-based compensation plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes a fair value based method of accounting for stock-based compensation plans. It encourages entities to adopt that method in place of the provisions of APB Opinion No. 25. This statement is effective for transactions entered into in fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Currently, there are no awards granted after these dates. Therefore, SFAS No. 123 is not expected to have a significant impact on the Company's consolidated financial statements.

     In June 1996, FASB issued SFAS No. 125, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which clarifies and provides consistent guidance for distinguishing transfers of financial assets that are sales from transfers that are borrowings. The standard is based on a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS No. 125 applies to transfers occurring after December 31, 1996 and will be applied prospectively. The Corporation has not completed its assessment of the impact of adopting Statement No. 125.

Reclassifications - Certain accounts in the prior-years' consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year consolidated financial statements.


(2)  INVESTMENT SECURITIES

As discussed in Note (1), effective June 30, 1994, the Company adopted SFAS No. 115 and designated certain securities as available-for-sale.

     A summary of the investment securities available-for-sale at June 30,
     1996 is as follows:
                                                              Estimated
                               Amortized   Gross Unrealized     Fair
                                  Cost     Gains     Losses     Value
United States Government and
  Federal Agencies obligations $8,045,888 $ 9,906   $(47,077) $8,008,717
Domestic corporate obligations    150,522   4,064        -       154,586
Mutual funds                       34,548     -          -        34,548
Common and preferred stocks     1,166,842 137,500    (24,178)  1,280,164
    Total                      $9,397,800 $151,470  $(71,255) $9,478,015

The amortized cost and estimated market value of debt securities available-for -sale at June 30, 1996 are summarized below by contractual terms to maturity.
 Expected maturities will differ from contractualmaturities because borrowers may have the right to call or prepayobligations with or without call or prepayment penalties.

                                          Amortized     Estimated
                                            Cost        Fair Value
Due in one year or less                  $ 1,000,000    $ 992,500
Due after one year through five years      7,196,410    7,170,803
Due after five years through ten years           -            -
Due after ten years                              -            -
    Total                                $ 8,196,410  $ 8,163,303

Proceeds from the sales of four mutual funds, two United States Federal Agencies obligations and preferred stock held as available-for-sale during the year ended June 30, 1996 were $1,464,308. A gain of $26,670 was recognized on these sales.

                                     24

A summary of investment securities held-to-maturity at June 30, 1996 is as follows:
                                                               Estimated
                                  Amortized   Gross Unrealized    Fair
                                     Cost     Gains    Losses     Value
Obligations of states and
  political subdivisions        $ 2,074,609 $ 17,965 $(1,902) $2,090,672
Auto and student loan pools         158,766      -       -       158,766
   Total                        $ 2,233,375 $ 17,965 $(1,902) $2,249,438

Auto and student loan pools consist of an investment in a pool of auto loans and a pool of student loans and are stated at net realizable value in 1996 and 1995. The auto loan pool was written down to its estimated net realizable value because, in the opinion of management, the decline in market value of that security is considered to be other than temporary. The amount of the losses, $33,000 and $17,000 for 1996 and 1995, respectively, have been charged to operations.

The amortized cost and estimated market value of investment securities held-to-maturity at June 30, 1996, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                           Amortized     Estimated
                                              Cost      Fair Value
Due in one year or less                    $ 505,258    $ 505,174
Due after one year through five years      1,456,889    1,472,480
Due after five years through ten years       271,228      271,784
    Total                                $ 2,233,375    $2,249,438

     A summary of the investment securities available-for-sale at June 30,
     1995 is as follows:
                                                                 Estimated
                                   Amortized  Gross Unrealized     Fair
                                      Cost     Gains     Losses    Value
United States Government and
  Federal Agencies obligations $8,910,000  $ 10,250 $(221,025)$8,699,225
Domestic corporate obligations    150,969     7,550       -      158,519
Mutual funds                      574,611    10,956   (25,517)   560,050
Common and preferred stocks       555,521    68,750   (28,863)   595,408
    Total                     $10,191,101 $97,506 $(275,405) $10,013,202

Proceeds from the sales of four mutual funds held as available-for-sale during the year ended June 30, 1995 were $502,352. A loss of $1,505 was recognized on this sale.

                                           25

A summary of investment securities held-to-maturity at June 30, 1995 is as follows:
                                                               Estimated
                                   Amortized  Gross Unrealized     Fair
                                      Cost     Gains    Losses     Value
Obligations of states and
  political subdivisions          $1,778,982 $19,961  $(8,855)$1,790,088
Auto and student loan pools          250,638     -        -      250,638
   Total                          $2,029,620 $ 19,961 $(8,855)$2,040,726

The book value of securities pledged as collateral, to secure public deposits was $690,343 at June 30, 1996 and $439,821 at June 30, 1995.
The approximate fair value of pledged securities was $692,482 at June 30, 1996 and $449,027 at June 30, 1995.

(3)  INVESTMENT IN FEDERAL HOME LOAN BANK STOCK

     Investment in stock of the Federal Home Loan Bank is required by law of every Federally-insured savings institution. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has been at par value.

     The Savings Bank, as a member of the Federal Home Loan Bank of Des Moines, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Des Moines in an amount equal to the greater of
    (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the Federal Home Loan Bank of Des Moines. The Savings Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Des Moines stock of $889,800 at June 30, 1996.

(4)  MORTGAGE-BACKED SECURITIES

The amortized cost and estimated market values of mortgage-backed securities available-for-sale as of June 30, 1996 are summarized below:
                                                         Estimated
                           Amortized  Gross Unrealized     Fair
                              Cost     Gains    Losses     Value
FHLMC certificates       $  393,267  $ 3,026   $  (705) $395,588
FNMA certificates           445,669      -      (2,908)  442,761
GNMA certificates           110,053    2,751       -     112,804
Collateralized mortgage
  obligations             2,000,000      -    (120,000) 1,880,000

  Total                  $2,948,989    $ 5,777  $(123,613)$2,831,153

                                        26

The amortized cost and estimated market values of mortgage-backed securities available-for-sale as of June 30, 1995 are summarized below:
                                                               Estimated
                                   Amortized  Gross Unrealized     Fair
                                      Cost     Gains    Losses     Value
FHLMC certificates                 $ 586,107 $ 4,734 $   -     $ 590,841
FNMA certificates                    511,574   2,558     -       514,132
GNMA certificates                    119,682   9,177     -       128,859
Collateralized mortgage
  obligations                      2,000,000     -   (100,000) 1,900,000

  Total                          $3,217,363 $16,469 $(100,000)$3,133,832

(5)  LOANS RECEIVABLE

Loans receivable at June 30 consist of the following:
                                            1996           1995
First mortgage loans                   $ 110,473,413  $ 94,237,492
Loans to depositors, secured by savings    1,282,446     1,144,480
Consumer and automobile loans              5,844,380     4,516,930
Second mortgage loans                      3,726,771     2,731,299
Other loans                                2,035,412     2,141,621

   Total gross loans                     123,362,422   104,771,822

Reserve for loan losses                     (520,045)     (441,662)
Loans in process                          (4,132,779)   (2,945,280)
Unamortized deferred loan costs, net
  of origination fees                         70,394        46,482

   Net loans receivable                $ 118,779,992  $101,431,362

     Activity in the allowance for loan losses is summarized as follows for the years ended June 30:
                                             1996           1995
Balance at beginning of year              $ 441,662      $ 478,885
Provision charged (credited) to income       79,500        (26,660)
Charge-offs                                  (1,477)       (12,487)
Recoveries                                      360          1,924

  Balance at end of year                  $ 520,045    $ 441,662

     The Savings Bank primarily grants first mortgage loans to customers throughout southern Missouri. The loans are typically secured by real estate or personal property.

                                                   27

     As of June 30, 1996, the total recorded investment in impaired loans was $239,146 as recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118. This amount was subject to allowances for credit losses of $150,446. During 1996, the average recorded investment in impaired loans was $236,037. Interest income recognized in 1996 during the period in which the underlying loans were considered impaired was $10,186.

(6)  ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable at June 30 is summarized as follows:
                                        1996              1995
Investment securities               $  109,436       $  119,458
Mortgage-backed securities              17,952           17,952
Loans receivable                       341,574          288,074

    Total                           $  468,962       $  425,484

(7)  PROPERTY AND EQUIPMENT

     Property and equipment at June 30 consists of the following:
                                              1996
                                         Accum.    Valuation
     Category                  Cost      Deprec.    Reserve        Net
Land                       $  259,145  $   -       $   -     $  259,145
Buildings                   2,532,713    688,305       -      1,844,408
Office furniture,
  fixtures and equipment    1,106,434    841,936       -        264,498
Automobiles                    89,834     29,011       -         60,823
Investment real estate      1,171,840    135,454    271,147     765,239

    Total                  $5,159,966 $1,694,706  $ 271,147  $3,194,113

                                               1995
                                         Accum.    Valuation
      Category                  Cost     Deprec.     Reserve        Net

Land                      $  248,289  $   -        $    -    $  248,289
Buildings                  1,994,691    621,415         -     1,373,276
Office furniture,
  fixtures and equipment        954,587   786,023     -       168,564
Automobiles                    109,506    51,447      -       58,059
Investment real estate       1,025,768   115,539   271,147   639,082

    Total                   $4,332,841 $1,574,424 $271,147 $2,487,270

                                             28

     Depreciation charges to operations for the years ended June 30, 1996, 1995 and 1994 were $161,513, $134,946, and $155,260, respectively. The depreciation policies followed by the Company are described in Note (1).

     A valuation reserve has been established for certain investment real estate to adjust the property to its net realizable value at June 30, 1996 and 1995.

(8)  INTANGIBLE ASSETS

     The subsidiary of the Savings Bank, Fybar Service Corporation, acquired the assets of the Lawson & Lawson Insurance Agency, Inc. during October, 1991. This transaction was recorded using the purchase method of accounting. The results of operations of this agency have been included in the statements of income from the date of acquisition. The purchase price of $185,000 exceeded the net assets of Lawson & Lawson at the date of acquisition by $155,000. The excess was assigned to customer renewal lists, covenants not to compete and goodwill. Organization costs totaling $4,936 were incurred and capitalized in connection with this transaction. During the year ended June 30, 1995, $32,628 of the unamortized balance of the amount allocated to customer renewal lists was written off. The adjustment was due to the loss of customers when one of the insurance carriers used by Lawson & Lawson transferred its account to another insurance agency. The allocation of intangible assets described above and related accumulated amortization at June 30 is as follows:

                                                 1996
                                                Accum.
    Category                       Cost         Amort.       Net
Organization costs              $  4,936      $  4,490    $   446
Customer renewal lists           110,000        74,254     35,746
Covenants not to compete          40,000        36,396      3,604
Goodwill                           5,000         2,283      2,717
    Total                       $159,936      $117,423    $42,513

                                                1995
                                               Accum.
     Category                     Cost        Amort.       Net

Organization costs             $  4,936      $  3,537    $  1,399
Customer renewal lists          110,000        67,654      42,346
Covenants not to compete         40,000        28,675      11,325
Goodwill                          5,000         1,792       3,208

    Total                     $ 159,936     $ 101,658    $ 58,278

     The intangible assets are being amortized as described in Note (1). Amortization expense charged to operations amounted to $15,764 for 1996,
    $16,083 for 1995, and $53,124 for 1994.

                                               29

(9)  CUSTOMER DEPOSITS

     A summary of deposit accounts at June 30 is as follows:
                         Weighted
                       Average Rate        1996                1995
                        at 6/30/96    Amount      %        Amount    %
Noninterest-bearing checking  -   $   2,489,984  2.3%  $   725,582  0.8%
Interest-bearing checking   2.57%    12,439,258 11.7    10,598,671 10.8

Super Saver money market    3.77%    14,175,731 13.4    14,335,999 14.6

Savings                     3.04%     5,781,593  5.5     4,904,332  4.9

                                     34,886,566 32.9    30,564,584 31.1
Certificates of Deposit:
  3.0% to 4.49%             4.23% $     239,453  0.2% $  2,093,149  2.1%
  4.5% to 5.49%             5.15%    34,324,389 32.4    16,040,759 16.3
  5.5% to 6.49%             5.85%    25,510,263 24.1    36,862,808 37.5
  6.5% to 7.49%             6.82%    10,261,086  9.7    11,320,616 11.5
  7.5% and over             7.73%       738,470  0.7     1,507,090  1.5

                                     71,073,661 67.1    67,824,422 68.9

     Total                  4.77%  $105,960,227 100.0% $98,389,006100.0%

     The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was $11,774,506 and $10,331,862 at June 30, 1996
     and 1995, respectively.

     At June 30, 1996, scheduled maturities of certificates of deposit are as follows:
                                        During Years Ending June 30,
                     1997      1998        1999         2000       2001
After
3.0% to 4.49%   $   239,453  $    -       $    -      $     -     $   -     $
-
4.5% to 5.49%    29,571,734    2,831,810   1,180,815     616,941   123,089
-
5.5% to 6.49%    14,548,333    6,834,863   2,273,904   1,358,752   494,411
-
6.5% to 7.49%     1,573,719    1,176,230   4,036,478   3,459,659    15,000
-
7.5% and over       499,917        -          29,040     209,513       -
-

    Total      $46,433,156  $10,842,903   $7,520,237  $5,644,865  $632,500  $
-

    Interest expense on deposits is as follows:
                                      Years Ended June 30,
                                       1996        1995        1994
Checking                           $  299,355  $  273,542  $  265,374
Super Saver money market              558,737     592,563     491,889
Savings                               164,254     159,730     141,738
Certificates of Deposit          4,021,335      3,428,281  2,365,997

    Total                       $5,043,681     $4,454,116 $3,264,998

                                        30

(10) ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWED FUNDS

     Advances from the Federal Home Loan Bank at June 30 are summarized as follows:

                                                    1996        1995
Three year, 5.98% fixed;  Federal Home Loan Bank of
  Des Moines, secured by Federal Home Loan Bank
  stock, loans, investment securities and deposit
  accounts; interest payable monthly

    Matures June 1998                           $ 5,000,000  $ 5,000,000

One year, 5.79% fixed; Federal Home Loan Bank of
  Des Moines, secured by Federal Home Loan Bank stock, loans, investment securities and deposit accounts; interest payable monthly

    Matures October 1996                          3,500,000        -

Two year, 5.51% fixed; Federal Home Loan Bank of
  Des Moines, secured by Federal Home Loan Bank
  stock, loans, investment securities and deposit
  accounts; interest payable monthly
    Matures December 1997                         3,000,000        -

Five year, 5.78% fixed; Federal Home Loan Bank of
  Des Moines, secured by Federal Home Loan Bank stock, loans, investment securities and deposit accounts; interest payable monthly

    Matures December 2000                         2,000,000        -

        Total                                   $13,500,000  $ 5,000,000

     The fixed rate advances shown above shall be subject to a prepayment fee equal to 100 percent of the present value of the monthly lost cash flow to the FHLB based upon the difference between the contract rate on the advance and the rate on an alternative qualifying investment of the same remaining maturity. Advances may be prepaid without a prepayment fee if the rate on an advance being prepaid is equal to or below the current rate for an alternative qualifying investment of the same remaining maturity.

     As of June 30, 1996, the Savings Bank had an open line of credit with the Federal Home Loan Bank of Des Moines. There was no balance outstanding at June 30, 1996. The line of credit had a limit of $5,000,000 and expires on September 15, 1996. The interest rate is adjustable as indexed to the Federal Home Loan Bank daily investment return. At June 30, 1996, any outstanding advances on the line would have been at 7.10%.

                                              31

(10) ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWED FUNDS -
       (CONTINUED)

     Maturities of Federal Home Loan Bank advances and other borrowed funds are as follows:
                                           Aggregate
                                             Annual
              Year Ended June 30           Maturities
                    1997                  $  3,500,000
                    1998                     8,055,000
                    1999                         -
                    2000                         -
                    2001                     2,000,000
                Later Years                      -
                                          $ 13,555,000

     Interest expense on borrowed funds for the years ended June 30 is summarized below:
                                          1996      1995     1994
Advances from Federal Home Loan
  Bank                                $ 613,899  $ 96,602  $285,179
Other borrowings                          3,850     3,850     3,779

    Total                             $ 617,749  $100,452  $288,958

11) INCOME TAXES

     The provision for income tax expense for the years ended June 30 is as follows:
                                        1996       1995         1994
Current                             $  614,992  $  497,117  $  480,785
Deferred (benefit)                      16,047     116,087     (50,191)

    Total                           $  631,039  $  613,204  $  430,594

     The provision for income taxes differs from that computed at the statutory corporate rate, 34% for the years ended June 30, 1996, 1995 and
     1994, as follows:
                                        1996       1995         1994
Tax at statutory rate               $  607,130  $  560,135  $  503,431
Increase (decrease) in taxes
  resulting from:
    State taxes, net of
      federal benefit                   51,207      52,189      37,558
    Recognition of deferred tax asset
      related to bad debt deduction        -           -       (88,629)
    Tax-exempt income                  (37,380)    (33,309)    (23,974)
    Net effect of other
      book/tax differences              10,082      34,189       2,208

Provision for income taxes          $  631,039   $ 613,204   $ 430,594

                                                  32

     Deferred income tax expense (benefit) results from timing differences in the recognition of income and expense for tax and financial reporting purposes.  The sources of the differences and the related tax effects for the years ended June 30 were as follows:
                                              1996       1995      1994
Difference in depreciation methods
  used for tax purposes and
   financial statements                    $  2,066   $ 16,189  $ 29,768
Effect of health insurance plan
  reserves not currently deductible          (9,210)       810     9,057
Use of different methods for computing
  loan loss reserves for tax purposes
  and financial statements                   (7,384)    58,282  (96,237)
Use of different methods for computing
  net deferred loan costs/fees for tax
  purposes and financial statements           21,968    38,832      -
Other book/tax differences                     8,607     1,974    7,221
  Increase (decrease) in deferred
    income taxes                          $  16,047  $116,087  $(50,191)

     The components of deferred tax assets and liabilities as of June 30, 1996 and 1995 consisted of:
                                                1996           1995
Deferred tax assets:
  Reserve for loan losses                    $ 192,417      $ 169,705
  Valuation reserve on investment real estate   92,190         92,190
  Unrealized losses on securities
    available-for-sale                          66,306        138,666
  Health insurance plan reserves not
    currently deductible                        12,496          3,286
  Book amortization in excess of tax
   amortization                                  8,124          9,598
  Nontemporary decline in security
    held-to-maturity                            18,500            -
  Unearned compensation                         10,807          5,327

     Total gross deferred tax benefits        $400,840       $418,772

Deferred tax liabilities:
  Tax depreciation in excess of
    book depreciation                        $ 162,476   $ 164,542
  Federal Home Loan Bank stock dividends        68,709      62,863
  Nontaxable distributions on investment
    securities                                     -         1,911
  Bad debt reserves for tax purposes in excess of
    base year bad debt reserve                 147,078     131,750
  Unrealized gains on securities
   available-for-sale                           57,984      41,830
  Unamortized deferred loan costs, net of fees  60,800      38,832
  Other                                         42,564      22,187

    Total gross deferred tax liabilities     $ 539,611   $ 463,915

      Net deferred tax liabilities           $(138,771)  $ (45,143)

                                            33

     Under the Internal Revenue Code, the Savings Bank, in determining taxable income, was allowed a special bad debt deduction based on a percentage of taxable income of 8% for 1995 or on specified experience formulas. In accordance with SFAS No. 109, a deferred tax liability has not been recognized for tax basis bad debt reserves of approximately $2,145,621 of the Savings Bank that arose in tax years that began prior to December 31, 1987. At June 30, 1996, the amount of the deferred tax liability that had not been recognized was approximately $793,880. This deferred tax liability could be recognized if, in the future, there is a change in federal tax law, the Savings Bank fails to meet the definition of a 'qualified savings institution,' as defined by the Internal Revenue Code, certain distributions are made with respect to the stock of the Savings Bank, or the bad debt reserves are used for any purpose other than absorbing bad debts. In August 1996, the above percentage of taxable income special bad debt deduction was repealed. All thrifts are required to recapture and pay tax on all or a portion of their bad debt reserves added since the last taxable year beginning before January 1, 1988 (the "base year"). Institutions are required to recapture the excess of their bad debt reserves over the balance of the bad debt reserves outstanding at the end of the base year ratably over a six year period beginning with the first taxable year after December 31, 1995. Institutions can postpone the payment of these taxes for two years if they meet a residential loan requirement. This requirement is, generally, the institution's mortgage lending activity equaling or exceeding its average mortgage lending activity for the six taxable years preceding 1996, adjusted for inflation. As a result of the SFAS No. 109 recording described above, there will be no impact on the provision for federal income tax resulting from the recapture of the excess reserves. As the tax on the recapture is paid, the deferred tax liability will be reduced.

(12) EMPLOYEE BENEFIT PLANS

     The Savings Bank participates in a multiple-employer defined benefit pension plan covering substantially all employees. Separate actuarial valuations are not available for each participating employer, nor are plan assets segregated. Pension expense for the years ended June 30, 1996, 1995 and 1994 was approximately $3,638, $5,128, and $1,800, respectively. Plan assets exceeded the present value of accumulated plan benefits at June 30, 1996, the latest actuarial valuation date.

     As a part of the conversion discussed in Note (1), the Company established an internally-leveraged ESOP that covers all employees that are age 21 or older and have completed one year of service with the Savings Bank. The Savings Bank makes annual contributions to the ESOP equal to the ESOP's debt service in addition to dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt to the Company. As the debt is repaid, shares are released from collateral and allocated to active participants, in proportion to their compensation relative to total compensation of active participants. The ESOP borrowed $1,520,870 from the Company and used the funds to purchase 152,087 shares of the common stock of the Company issued in the conversion. The loan will be repaid principally from the Savings Bank's discretionary contributions to the ESOP over a period of ten years. As of June 30, 1996, the loan had an outstanding balance of $1,074,865 and an interest rate of 6%.

     During 1995, the Company began accounting for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans". Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares as a reduction of stockholders' equity in the consolidated balance sheets. As shares are committed to be released

                                                34
     from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. Benefits generally become 20% vested after each year of credited service beyond two years. Vesting is accelerated upon retirement, death, or disability of the participant. Forfeitures are returned to the Savings Bank or reallocated to other participants to reduce future funding costs. Benefits may be payable upon retirement, death, disability or separation from service. Since the Savings Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. The Savings Bank recorded $ 312,118 of ESOP compensation expense in 1996, $261,278 in 1995 and $75,000 in 1994.

     A summary of ESOP shares at June 30, 1996 is as follows:

     Allocated shares                    27,942
     Shares committed for release        19,630
     Unreleased shares                  102,692

       Total                         150,264

     Fair value of unreleased shares $1,566,053

     The Savings Bank has adopted a Management Recognition Plan ("MRP") for the benefit of the directors, officers and employees of the Savings Bank. The MRP provides directors, officers and employees of the Company with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Savings Bank. The MRP is managed by trustees comprised of the directors of the Company. The trustees acquired 30,417 shares of the common stock of the Company issued in the conversion, all of which have been awarded as of June 30, 1994. These shares represent unearned compensation and have been accounted for as a reduction of stockholders' equity. Such awards vest at the rate of 20% at the end of each twelve months. Vesting is accelerated upon retirement. The Savings Bank recorded $55,431 of compensation expense under the MRP in 1996, $78,856 in 1995 and $30,600 in 1994.


     In conjunction with the conversion, 152,087 shares of common stock were reserved under the 1994 Stock Option and Incentive Plan (Stock Option
     Plan) for the benefit of certain officers, employees and directors. The Stock Option Plan is administered by a committee of the Board of Directors. Management intends that options granted under the Stock Option Plan constitute both incentive and non-incentive stock options. Options granted to non-employee directors will constitute non-incentive stock options. With respect to incentive stock options, the option exercise price may be no less than the fair market value of the Company's common stock on the date of grant. All options expire no later than ten years from the date of grant. The option grants vest at a rate of 20% at the end of each 12 months. During 1994, 97,670 incentive and 24,000 non -incentive stock options were granted at an exercise price of $10 per share and 10,000 incentive stock options were granted at $10.75 per share. During 1995, 1,000 incentive stock options were granted at an exercise price of $15.50 and 100 options were exercised at $10.00.
     During 1996, 1,648 options were exercised at $10.00.

                                               35

(13) RELATED PARTY TRANSACTIONS

     Certain employees, officers and directors are engaged in transactions with the Savings Bank in the ordinary course of business. It is the Savings Bank's policy that all related party transactions are conducted at "arm's length" and all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers. A summary of the changes in outstanding loans to employees, officers and directors for the years ended June 30 is as follows:
                                             1996            1995

Beginning balance                        $  952,333       $1,112,468
Originations and advances                   439,152          348,166
Principal repayments                       (219,657)        (508,301)

Ending balance                           $1,171,828        $ 952,333


(14) COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, the Savings Bank has various outstanding commitments that are not reflected in the accompanying consolidated financial statements. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The principal commitments of the Savings Bank are as follows:

     Letters of Credit - Outstanding standby letters of credit were approximately $45,050 and $30,225 at June 30, 1996 and 1995, respectively.

     Loan Commitments - The Savings Bank had outstanding firm commitments to originate real estate loans in the amount of $1,799,954 and $1,088,314 at June 30, 1996 and 1995, respectively.

     Lines of Credit - The unused portion of lines of credit on commercial loans were approximately $754,795 and $673,731 at June 30, 1996 and 1995, respectively.

     Loans in Process - The Savings Bank has recorded loans in process representing the undisbursed portion of loans in the amount of $4,132,779 and $2,945,280 at June 30, 1996 and 1995, respectively.
     These amounts were recorded as loans receivable, with a corresponding reduction for such loans in process as reflected in Note (5).

     At June 30, 1996, the Savings Bank had an Irrevocable Standby Letter of Credit issued on its behalf from the Federal Home Loan Bank of Des Moines in the amount of $250,000, expiring February 28, 1997.

     In August 1995, the Federal Deposit Insurance Corporation ("FDIC") substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the Bank Insurance Fund ("BIF"). As a result, these BIF members will pay the lowest assessment rate of 4 basis points. With respect to Savings Association Insurance Fund ("SAIF") of which the Savings Bank is a member, the FDIC retained the existing rate schedule of 23 to 31 basis points. SAIF premiums are not likely to be reduced for several years because SAIF has lower reserves than BIF primarily due to its statutory obligation to make interest payments on the Financing Corporation ("FICO") bonds. This disparity in deposit insurance premiums may place the Savings Bank at a competitive disadvantage as the BIF-insurance institutions may be able to offer more attractive rates. The magnitude of this disadvantage and its impact on

                                               36
     the Company's results of operations cannot be determined at this time. Several alternatives to mitigate the effect of this disparity have been suggested by federal regulators, members of Congress and industry groups. These alternatives have included a merger of the funds and/or a one-time assessment by all SAIF-member institutions to increase the SAIF's reserves. Such assessment has been estimated to be between 83 and 90 basis points on the amount of deposits of each SAIF-member institution. Based on the Savings Bank's deposits at March 31, 1995, a one-time assessment would be approximately $883,000. If such a one-time assessment would be implemented, the payment of the one-time fee would have the effect of immediately reducing the capital of the institution. Management cannot predict whether any legislation will be enacted, or, if enacted, the amount of the one-time fee and any resulting reductions in SAIF premiums.

(15) REGULATORY CAPITAL REQUIREMENTS

     Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") of 1989 established the current capital standards for savings institutions, requiring the Office of Thrift Supervision ("OTS") to promulgate regulations to prescribe and maintain uniformly applicable capital standards for savings institutions. The regulations include three capital requirements: a leverage limit or core capital requirement of 3.0% of adjusted total assets, a tangible capital requirement of 1.5% of tangible assets and a risk-based capital requirement of 8.0% of total risk-weighted assets.

     During 1992, the OTS implemented additional statutory requirements for savings institutions' regulatory capital, as required by provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). This framework established five categories of capital strength, set forth below, ranging from a high, defined as "well capitalized," to a low, defined as "critically undercapitalized." Savings institutions are categorized depending upon their capital ratios in relation to certain capital measures, including risk-based capital measures, a leverage capital (also referred to as core capital) measure, and certain other factors. FDICIA requires the OTS and other federal banking regulatory agencies to take prompt corrective action against undercapitalized financial institutions and imposes a series of progressive constraints on the operation of such under-capitalized institutions.


     At June 30, 1996, the Savings Bank's regulatory capital position exceeded the requirements of the three FIRREA regulatory capital standards in effect on such date as is summarized below:
                                                              Risk-
                                        Core     Tangible     based
                                       Capital    Capital    Capital
                                           (Dollars in thousands)
Stockholder equity of
  the Savings Bank                    $ 19,242   $ 19,242     $ 19,242
Adjustment for unrealized losses            85         85           85
Non-allowable assets:
  Investments in and
    advances to subsidiaries              (524)      (524)        (524)
Additional capital item:
  General valuation allowance               -          -           182
  Less assets required to be deducted       -          -           (35)

Regulatory capital                     $ 18,803  $ 18,803      $18,950
Minimum capital requirement               4,210     2,105        7,424

Regulatory capital excess              $ 14,593  $ 16,698      $11,526

Actual regulatory capital ratio            13.4%     13.4%        20.4%
Minimum required ratio-FIRREA               3.0%      1.5%         8.0%
Excess of actual over minimum
  ratio                                     10.4%    11.9%        12.4

     FDICIA provides that a savings institution is "well-capitalized" if its leverage ratio is 5% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its total risk-based capital ratio is 10% or greater, and the institution is not subject to a capital directive. As used herein, total risk-based capital ratio means the ratio of total capital to risk -weighted assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and leverage ratio means the ratio of core capital to adjusted total assets, in each case as calculated in accordance with current OTS capital regulations. Under these regulations, the Savings Bank is deemed to be "well-capitalized."

                                              38

     The Savings Bank's June 30, 1996 regulatory capital and the FDICIA capital standards for a "well-capitalized" institution are shown below:
                                                   Tier 1      Total
                                         Core   Risk-based   Risk-based
                                        Capital   Capital     Capital
                                            (Dollars in thousands)
Actual regulatory capital              $ 18,803   $ 18,803    $ 18,950
Minimum capital requirement
  for a "well-capitalized" institution    7,017      5,568       9,281

Regulatory capital excess              $ 11,786   $ 13,235    $  9,669

Actual regulatory capital ratio             13.4%     20.3%       20.4%
Minimum required ratio-FDICIA                5.0%      6.0%       10.0%
Excess of actual over minimum
  ratio                                      8.4%     14.3%       10.4%

     In August 1994, the OTS issued a regulation, effective September 30, 1995 that added an interest rate risk component to the risk-based capital requirement for thrifts. Those thrifts that have an above normal interest rate risk exposure must take a deduction from the total capital available to meet their risk-based capital requirement. This deduction will be equal to one-half of the difference between the thrift's actual measured exposure and the normal level of exposure. A thrift's actual measured interest rate risk is expressed as the change that occurs in its net portfolio value ("NPV") as a result of an immediate 200 basis point increase or decrease in interest rates (whichever results in the lower NPV) divided by the estimated economic value of its assets, as calculated in accordance with OTS instructions. An above normal decline in NPV is one that exceeds 2% of the estimated economic value of its assets. Based on its most recent computations, the Savings Bank does not currently have an "above normal" interest rate risk.

(16) ADVERTISING COSTS

     The Company incurred $204,469, $30,953, and $29,888 in non-direct response advertising costs during the years ended 1996, 1995 and 1994, respectively. The Company incurred no direct response advertising costs during these years.

(17) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents and certificates of deposit - For these short-term instruments, the carrying amount approximates fair value.

Available-for-sale and held-to-maturity securities - Fair values for investment securities equal quoted market prices, if available. If quoted market prices are not available, fair values are estimated based on quoted market prices of similar securities.

                                         39

Loans receivable - The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics are aggregated for purposes of the calculations. The carrying value of accrued interest receivable approximates its fair value.

Investment in FHLB stock - Fair value of the Savings Bank's investment in FHLB stock approximates the carrying value as no ready market exists for this investment and the stock could only be sold back to the Federal Home Loan Bank.

Deposits - The fair value of demand deposits, savings accounts and interest-bearing demand deposits is the amount payable on demand at the reporting date (i.e., their carrying amount). The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

Federal Home Loan Bank advances - Rates currently available to the
  Savings Bank for advances with similar terms and remaining maturities are used to estimate fair value of existing advances. The carrying amount of accrued interest payable approximates its fair value.

Commitments to extend credit, letters of credit and lines of credit -
  The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

The following table presents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounted expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

                                          40

                                                June 30, 1996
                                              Carrying        Fair
                                               Amount         Value
Financial assets:
   Cash and cash equivalents               $  3,316,282  $  3,316,282
   Certificates of deposit                    2,319,000     2,319,000
   Available-for-sale securities              9,478,015     9,478,015
   Held-to-maturity securities                2,233,375     2,249,438
   Investment in FHLB stock                     889,800       889,800
   Available-for-sale mortgage-backed
     securities                               2,831,153     2,831,153
   Loans, net of allowance for loan losses  118,779,992   120,385,000
   Accrued interest receivable                  468,962       468,962

Financial liabilities:
   Deposits                                 105,960,227   106,093,000
   FHLB advances                             13,500,000    13,323,000
   Other borrowings                              55,000        55,000
Unrecognized financial instruments
   (net of contract amount)
   Commitments to extend credit                     -             -
   Letters of credit                                -             -
   Unused lines of credit                           -             -

(18) PARENT COMPANY ONLY FINANCIAL INFORMATION

     The following condensed statement of financial condition and condensed statements of operations and cash flows for First Bancshares, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.

                Condensed Statements of Financial Condition
          ASSETS                       June 30, 1996   June 30, 1995
Cash                                          316,530  $      478,025
Certificates of deposit                       120,000       1,227,000
Investment securities available-for-sale,
   at fair value                            2,063,913       3,284,174
Investment securities held-to-maturity         60,000         112,000
Investment in subsidiary                   19,294,954      17,833,561
Loan to ESOP                                1,074,865       1,258,389
Property and equipment, less accumulated
  depreciation                                812,036         280,341
Deferred income tax benefits                     -             19,759
Other assets                                   55,182          43,545

    Total assets                         $ 23,797,480    $ 24,536,794

                                                41

LIABILITIES AND STOCKHOLDERS' EQUITY    June 30, 1996   June 30, 1995
Due to subsidiary                      $       11,199  $       34,197
Accrued expenses                               18,235          11,002
Deferred income taxes, net                     38,931             -

Stockholders' equity                       23,729,115      24,491,595
  Total liabilities and stockholders'
    equity                              $  23,797,480   $  24,536,794

                     Condensed Statements of Income
                                                          Period from
                           Year Ended    Year Ended    December 22,1993
                         June 30, 1996  June 30, 1995  to June 30, 1994
Income
  Equity in earnings of
    subsidiary            $ 1,016,319   $   851,484    $   507,109
  Interest income             227,920       344,447        143,684
  Gain on sale of investments  26,670           -              -
  Other                        30,778        14,803            -

    Total income            1,301,687     1,210,734         650,793

Expenses
  Professional fees            18,480        52,168          10,696
  Printing and office supplies  9,262         5,948           4,146
  Interest                        -           1,534             432
  Other                        58,532        28,786          13,284
  Income tax                   60,776        88,046          39,157

    Total expenses            147,050       176,482          67,715

      Net income           $ 1,154,637  $ 1,034,252     $   583,078

               Condensed Statements of Cash Flows
                                                         Period from
                          Year Ended     Year Ended   December 22, 1993
                         June 30, 1996  June 30, 1995  to June 30, 1994
Cash flows from operating activities:
  Net income               $ 1,154,637  $ 1,034,252     $   583,078
  Adjustments to reconcile net income to net
   cash provided from operating activities:
    Equity in earnings of
      subsidiary            (1,016,319)    (851,484)       (507,109)
    Depreciation expense        10,228          300              -
    Income reinvested on
     investment securities     (15,592)     (31,106)         (7,598)
    Gain on sale of investments(26,670)         -               -
    Net change in operating accounts:
      Deferred income taxes, net   302        1,861             -
      Other assets             (11,637)      (2,944)        (37,601)
      Liabilities              (15,765)       5,814          39,385
        Net cash from operating
          activities            79,184      156,693          70,155

                                          42

                                                         Period from
                              Year Ended  Year Ended  December 22, 1993
                            June 30,1996  June 30,1995  to June30, 1994
Cash flows from investing activities:
  Investment in subsidiary         -             -          (7,284,476)
  Loan to ESOP                     -             -          (1,520,870)
  Dividends from subsidiary        -         1,500,000              -
  Principal payment on ESOP loan 159,059       151,419          82,604
  Purchase of investment
    securities                  (150,000)     (949,935)     (2,467,586)
  Proceeds from maturities of
    investments                  157,336            -               -
  Proceeds from sales of
    investments                1,464,308            -               -
  Purchase of property and
    equipment                   (541,923)     (280,641)             -
  Purchase of other assets           -          (3,000)             -
  Net change in certificates
    of deposit                 1,107,000     1,033,000      (2,260,000)
    Net cash from investing
      activities               2,195,780     1,450,843     (13,450,328)

Cash flows from financing activities:
  Net proceeds from issuance
    of common stock               16,480         1,000      14,568,953
  Cash dividends paid           (237,826)     (256,593)       (154,730)
  Purchase of treasury stock  (2,215,113)     (997,518)       (910,450)
    Net cash from (used in)
      financing activities    (2,436,459)   (1,253,111)     13,503,773


Net increase (decrease)in cash
  and cash equivalents          (161,495)      354,425         123,600

Cash and cash equivalents at
  beginning of period            478,025       123,600             -

Cash and cash equivalents at
  end of period                 $ 316,530     $ 478,025     $   123,600

                                      43

                            COMMON STOCK INFORMATION

     The common stock of First Bancshares, Inc. is traded on the Nasdaq National Market System under the symbol "FBSI". As of September 9, 1996, there were 853 stockholders and 1,205,626 shares of common stock outstanding (including unreleased ESOP shares of 102,692). This does not reflect the number of persons or entities who hold stock in nominee or "street name." On September 1, 1995, November 30, 1995, March 1, 1996 and May 30, 1996, the Company declared a $.05 common stock dividend payable September 30, and December 31, 1995 and March 31, and June 30, 1996 to stockholders of record on September 15, and December 15, 1995 and March 15, and June 15, 1996, respectively. Dividend payments by the Company are dependent primarily on dividends received by the Company from the Savings Bank. Under Federal regulations, the dollar amount of dividends a savings and loan association may pay is dependent upon the association's capital position and recent net income. Generally, if an association satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with the OTS regulations and the Savings Bank's Plan of Conversion. There are also certain dividend limitations applicable to the Company under Missouri law.

The following table set forth market price and dividend information for the Company's common stock.

Fiscal 1995         High       Low       Dividend
First Quarter      $12.50     $10.75       $.05

Second Quarter     $13.25     $12.00       $.05

Third Quarter      $14.25     $12.75       $.05

Fourth Quarter     $15.50     $13.50       $.05

Fiscal 1996

First Quarter      $17.00     $14.50       $.05

Second Quarter     $17.00     $15.75       $.05

Third Quarter      $16.75     $16.00       $.05

Fourth Quarter     $16.8125   $15.25       $.05

                          44

DIRECTORS AND OFFICERS


FIRST BANCSHARES, INC.                    FIRST HOME SAVINGS BANK

DIRECTORS:                                DIRECTORS:

Stephen H. Romines                        Stephen H. Romines
Chairman of the Board                     Chairman of the Board
First Bancshares, Inc.                    First Home Savings Bank

Harold F. Glass                           Harold F. Glass
Partner                                   Partner
Schroff, Glass & Newberry, P.C.           Schroff, Glass & Newberry, P.C.
Attorneys at Law                             Attorneys at Law

John G. Moody                             John G. Moody
Judge of the 44th                          Judge of the 44th
Missouri Judicial Circuit                  Missouri Judicial Circuit

Dr. James F. Moore                         Dr. James F. Moore
Director of State Fruit Experiment         Director of State Fruit Experiment
  Station of Southwest Missouri              Station of Southwest Missouri
  State University                           State University

Almeta Hardebeck                              Charles R. Cunningham
Loan Officer at the Sparta Branch          Retired Manager of the Marshfield
                                             Branch
First Home Savings Bank                    First Home Savings Bank

OFFICERS:                                  OFFICERS:

Stephen H. Romines                         Stephen H. Romines
President, Chief Executive Officer         President, Chief Executive Officer

Peter M. Medlen                            Peter M. Medlen
Vice-President                             Executive Vice-President

Susan J. Uchtman,  CPA                     Susan J. Uchtman, CPA
Chief Financial Officer                    Chief Financial Officer

Gina Gunnels                                Colleen B. Stofer
Secretary and Treasurer                     Secretary

                                            Diana Lewis
                                            Treasurer


                          CORPORATE INFORMATION

CORPORATE HEADQUARTERS                      TRANSFER AGENT

142 East First Street                       Registrar and Transfer Co.
Mountain Grove, Missouri                    10 Commerce Drive
                                            Cranford, New Jersey  07016
INDEPENDENT AUDITORS                        (800) 866-1340

Kirkpatrick, Phillips & Miller, CPAs, P.C.  COMMON STOCK
Springfield, Missouri
                                            Traded Nasdaq National Market
                                              System
GENERAL COUNSEL                             Nasdaq Symbol:  FBSI

Schroff, Glass, Newberry, P.C.
Springfield, Missouri

SPECIAL COUNSEL

Breyer & Aguggia
Washington, D.C.


ANNUAL MEETING

     The Annual Meeting of Stockholders will be held Wednesday, October 16, 1996, at 2:00 p.m., Central Time, at the Days Inn Conference Room, 300 East 19th Street, Mountain Grove, Missouri.

A COPY OF THE FORM 10-KSB AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS AS OF THE RECORD DATE FOR VOTING AT THE ANNUAL MEETING OF STOCKHOLDERS UPON WRITTEN REQUEST TO THE SECRETARY, FIRST BANCSHARES, INC., 142 EAST FIRST STREET, MOUNTAIN GROVE,
MISSOURI   65711.

THE CORPORATION'S FORMS 10-KSB, 10-QSB AND OTHER DISCLOSURE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION CAN BE OBTAINED FROM THE SEC HOME PAGE ON THE WORLD WIDE WEB AT http://www.sec.gov.

                                   46

                               Exhibit 21

                     Subsidiaries of the Registrant


Parent

First Bancshares, Inc.

                                              Percentage
Jurisdiction or
Subsidiaries (a)                              of Ownership         State of
Incorporation
First Home Savings Bank                           100%                Missouri

Fybar Service Corporation (b)                      100%               Missouri

___________________
(a) The operation of the Company's wholly owned subsidiaries are included in the Company's Consolidated Financial Statements contained in the Annual Report attached hereto as Exhibit 13.

(b)   Wholly owned subsidiary of First Home Savings Bank.


                                         Exhibit 23

                                       Consent of Auditors


(On CPA firm letterhead)

                                 CONSENT OF INDEPENDENT AUDITORS

We have issued our report dated August 6, 1996, accompanying the Consolidated Financial Statement incorporated by reference in the Annual Report of First Bancshares, Inc. on Form KSB for the year ending June 30, 1996. We hereby consent to the incorporation by reference of said reports in the Registration Statement of First Bancshares, Inc. on Form S-8 (File No. 33-87234, effective December 9, 1994.



/s/ Kirkpatrick, Phillips & Miller
KIRKPATRICK, PHILLIPS & MILLER, CPAs , P.C.

Springfield, Missouri
September 25, 1996