Form 10QSB
period 1996-09-30
FIRST BANCSHARES INC /MO/
filed 1996-11-15
CIK 912967

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                 ________________________________

                           FORM 10-QSB

                _________________________________


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending          September 30, 1996
                                -----------------------------------
                               or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________ to ________________

Commission File Number        0-22842
                       --------------------
                           First Bancshares, Inc.
                     ------------------------------------
           (Exact name of registrant as specified in its charter)

        Missouri                                 43-1654695
-----------------------------                 -----------------
(State or other jurisdiction of                  (I.R.S. Employer
   Incorporation or organization)                  Identification No.)

    142 East First St., Mountain Grove, MO           65711
-------------------------------------------       ----------
(Address of principal executive offices)          (Zip Code)

       (417) 926-5151
----------------------------
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X         No
                          -----------      ---------


As of October 12, 1996, there were 1,206,236 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.




                   FIRST BANCSHARES, INC. AND SUBSIDIARY
                              FORM 10-QSB
                          September 30, 1996



INDEX                                                          PAGE

PART I-FINANCIAL INFORMATION
----------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)        1

CONSOLIDATED STATEMENTS OF INCOME (unaudited)                     2

CONSOLIDATED STATEMENTS OF CASH FLOWS(unaudited)                3-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(unaudited)           5-7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                            8-11



PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                       12

ITEM 2.  CHANGES IN SECURITIES                                   12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         12

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS     12

ITEM 5.  OTHER INFORMATION                                       12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        12


SIGNATURES


                  FIRST BANCSHARES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              - - - - - - - - - - - - - - - - - - - - - - - -
                                                      (Unaudited)
                                              September 30,     June 30,
                                                  1996            1996
                                               ----------       --------
                                ASSETS          (Dollars in thousands)
Cash and cash equivalents, including
   interest-bearing accounts of $140 at
   September 30 and $527 at June 30              $  4,148      $  	3,316
Certificates of deposit                             7,719          2,319
Investment securities available-for-sale,
   at fair value                                    9,690          9,478
Investment securities held-to-maturity (estimated
   fair value $2,084 at September 30 and
   $2,249 at June 30)                               2,061          2,233
Investment in Federal Home Loan Bank stock, at cost 1,038            890
Mortgage backed certificates available-for-sale,
    at fair value                                   2,809          2,831
Loans receivable held-for-investment, net
   (includes reserves for loan losses of $530 at
    September 30 and $520 at June 30)             122,685        118,780
Accrued interest receivable                           544            469
Prepaid expenses                                      127            107
Property and equipment, less accumulated
   depreciation and valuation reserves              3,318          3,194
Intangible assets, less accumulated amortization       39             43
Real estate owned                                      -              -
Deferred income tax benefits, net                     110             -
Other assets                                           18             11
                                                   ------        -------
     Total assets                                $154,306       $143,671
                                                  =======        =======
   LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                                $109,986       $105,960
Advances from Federal Home Loan Bank               20,500         13,500
Other borrowed funds                                   55             55
Income taxes payable - current                         89             92
Accrued expenses and accounts payable                 887            196
Deferred income taxes                                  -             139
                                                  -------        -------
     Total liabilities                            131,517        119,942
                                                  -------        -------
Commitments and contingencies                          -              -

Preferred stock, $.01 par value; 2,000,000
   shares authorized, none issued                      -              -
Common stock, $.01 par value; 8,000,000 shares
   authorized, 1,554,240 issued, 1,206,376 and
   1,268,686 outstanding at September 30 and
   June 30, respectively                               16            16
Paid-in capital                                    15,098        15,059
Retained earnings - substantially restricted       13,988        14,011
Treasury stock - at cost; 347,864 and 284,354 shares
   at September 30 and June 30, respectively       (5,161)       (4,123)
Unearned compensation                              (1,166)       (1,209)
Unrealized gain (loss) on securities available-for-,
   sale, net of applicable deferred income taxes       14           (25)
                                                  -------       -------
   Total stockholders' equity                      22,789        23,729
                                                 --------      --------
     Total liabilities and stockholders' equity  $154,306      $143,671
                                                  =======       =======

         See accompanying notes to Consolidated Financial Statements.
                                      -1-

                       FIRST BANCSHARES, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF INCOME
                       - - - - - - - - - - - - - - - - - - -
                                                        (Unaudited)
                                                 Quarter Ended September 30,
                                                     1996          1995
                                                    (Dollars in thousands)
Interest Income:
   Loans receivable                                 $ 2,479        $ 2,069
   Investment securities                                221            242
   Mortgage-backed and related securities                51             52
   Other interest-earning assets                         15             11
                                                     ------         ------
       Total interest income                          2,766          2,374
                                                     ------          -----
Interest Expense:
   Customer deposit                                   1,308          1,281
   Borrowed funds                                       221             81
                                                      -----          -----
       Total interest expense                         1,529          1,362
                                                      -----          -----
       Net interest income                            1,237          1,012

Provision for loan losses                                12              5
                                                      -----          -----
Net interest income after
          provisions for losses                       1,225          1,007
                                                      -----          -----
Noninterest Income:
   Service charges and other fee income                  84             45
   Loan origination and commitment fees                   1             -
   Income from real estate operations                    22             22
   Insurance commissions                                 15             14
   Gain (loss) on investments                            (4)             2
   Gain on sale of property and equipment                -               2
                                                      -----          -----
       Total noninterest income                         118             85
                                                      -----          -----

Noninterest Expense:
   Compensation and employee benefits                   433            402
   Occupancy and equipment                               89             84
   Deposit insurance premiums                           699             56
   Advertising and promotional                           17             65
   Professional fees                                     19             20
   Other                                                110            100
                                                     ------         ------
       Total noninterest expense                      1,367            727
                                                      -----           ----

       Income (loss) before taxes                       (24)           365
Income Taxes Expense (Savings)                          (57)           114
                                                      ------         -----

       Net income                                    $   33          $ 251
                                                      =====           ====
       Earnings per share                               .03            .20
                                                      =====           ====
       Dividends per share                              .05            .05
                                                      =====           ====

         See accompanying notes to Consolidated Financial Statements.
                                      -2-

                   FIRST BANCSHARES, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   - - - - - - - - - - - - - - - - - - -
                Three months ended September 30, 1996 and 1995
                                                             (Unaudited)
                                                          1996        1995
                                                     (Dollars in thousands)
Cash flows from operating activities:
   Net income                                           $   33      $  251
   Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                           43          36
     Amortization                                            4           4
     Unrealized loss on investment securities                4           -
     Gain on sale of property and equipment                 -           (2)
     Premiums and discounts on mortgage-backed
       securities and investment securities                 -            2
     Loss on loans, net of recoveries                       12           5
     Income reinvested on investment securities and
        Federal Home Loan Bank stock                        -           -
     ESOP compensation expense at fair value                27          32
     Vesting of unearned compensation                       43          39
     Net change in operating accounts:
        Accrued interest receivable and other assets      (102)        (94)
        Deferred loan costs                                 (9)         (8)
        Deferred income tax benefits, net                 (282)         -
        Income taxes payable - current                      (3)        (39)
        Deferred income tax payable                         -            7
        Accrued expenses                                    692        (11)
                                                         ------       ----
           Net cash from operating activities               462        222
                                                         ------       ----

Cash flows from investing activities:
  Purchase of investment securities available-for-sale     (150)        -
  Purchase of investment securities held-to-maturity         -        (335)
  Purchase of Federal Home Loan Bank stock                 (148)        -
  Proceeds from sales of investment securities
    available-for-sale                                       -         500
  Proceeds from maturities of investment securities
    available-for-sale                                       -          -
  Proceeds from maturities of investment securities
    held-to-maturity                                         168        52
  Net change in certificates of deposit                   (5,400)      894
Net change in loans receivable                            (3,908)   (5,074)
  Proceeds from maturities of mortgage-backed
    certificates                                              31        44
  Purchases of property and equipment                       (167)     (320)
  Proceeds from sale of property and equipment                -          6
  Purchase of other assets                                    -         -
                                                           -----     -----
Net cash used in investing activities                     (9,574)   (4,233)
          See accompanying notes to Consolidated Financial Statements.
                                        -3-

                    FIRST BANCSHARES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
               - - - - - - - - - - - - - - - - - - - - - - - - -
                   Three months ended September 30, 1996 and 1995
                                                              (Unaudited)
                                                           1996     1995
                                                         --------  -------
                                                      (Dollars in thousands)
Cash flows from financing activities:
  Net change in demand deposits, savings accounts,
     and certificates of deposit                         $ 4,026   $ 3,322
  Proceeds from borrowed funds                             7,000     1,700
  Payments on borrowed funds                                  -         -
  Proceeds from sale of common stock                          12        10
  Purchase of treasury stock                              (1,038)   (1,104)
  Cash dividends paid                                        (56)      (61)
                                                          ------     -----
       Net cash from financing activities                  9,944     3,867
                                                           -----     -----

Net increase in cash and cash equivalents                    832      (144)

Cash and cash equivalents -
  beginning of period                                      3,316     3,535
                                                           -----     -----
Cash and cash equivalents -
  end of period                                          $ 4,148   $ 3,391
                                                          ======    ======



























           See accompanying notes to Consolidated Financial Statements.
                                        -4-



                 FIRST BANCSHARES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE A - Basis of Presentation

The consolidated interim financial statements as of September 30, 1996 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the September 30, 1996 interim financial statements. The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year. The June 30, 1996 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.


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

NOTE C - Earnings per Share

Earnings per share are presented for the periods ended September 30, 1996 and 1995 based on the weighted average number of shares issued and outstanding during the period. For the periods presented, unreleased ESOP shares are not considered outstanding for purposes of calculating earnings per share.
Average shares include the weighted average number of common shares considered outstanding, plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds as follows:

                                      Weighted Average Number     Shares
                                   of Common Shares Outstanding  Issuable
Quarter ended September 30, 1996            1,125,242             48,584
Quarter ended September 30, 1995            1,243,813             50,788


NOTE D - Employee Stock Ownership Plan

In connection with the conversion to stock form as described in Note B, the Savings Bank established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Holding Company in an amount sufficient to purchase 152,087 shares (10% of the Common Stock issued in the Conversion). The loan is secured by the shares purchased and is being repaid by the ESOP with funds from contributions made by the Savings Bank, dividends received by the ESOP and any other earnings on ESOP assets. All dividends received by the ESOP are paid on the loan.

                                    -5-



                  FIRST BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               (continued)

NOTE D - Employee Stock Ownership Plan (continued)

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

The Company accounts for its ESOP in accordance with Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reductions of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $66,000 and $71,000 for the three months ended September 30, 1996 and 1995, respectively.

A summary of ESOP shares at September 30, 1996 is as follows:
Shares allocated                                      47,572

Shares committed for release                           4,260

Unreleased shares                                     98,432
                                                      ------

     Total                                           150,264
                                                     =======

Fair value of unreleased shares                   $1,574,912
                                                   =========

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








                                     -6-



                    FIRST BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                  (continued)


NOTE F - Treasury Stock

On March 9, 1994, First Bancshares, Inc. announced its first stock repurchase program. The program was completed on September 30, 1994. Treasury stock consisting of 77,500 shares (approximately 5% of the outstanding stock) was purchased for $910,000. First Bancshares, Inc. began its second stock repurchase program on December 23, 1994. Treasury stock consisting of 73,714 shares was repurchased for $998,000 during the second stock repurchase program. From July 10, 1995 through January 5, 1996, 69,985 shares were repurchased at a cost of $1,167,000 to complete a third repurchase program.

Between January 6 and July 15, 1996, 66,560 shares were repurchased at a cost of $1,103,000 to complete a fourth repurchase program. Pursuant to a fifth repurchase program, 60,105 shares were repurchased at a cost of $983,000 between July 15 and September 30, 1996. On September 30, 1996, a total of 347, 864 shares were held in treasury stock and were recorded at a cost of $5,161,000. Between October 1 and November 12, 1996, 140 shares were purchased at a cost of $2,000. As of November 12, 1996, First Bancshares, Inc. had authority to purchase 3,015 additional shares pursuant to its fifth repurchase program. Treasury stock is shown at cost for financial statement presentation.


NOTE G - Accounting Changes
As of July 1, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". This statement generally requires disclosures for long-lived impaired assets and long-lived impaired assets to be disposed of. At this time, the Company does not have any significant long lived impaired assets for which disclosures are needed.

As of July 1, 1996, the Company adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights". The statement requires that mortgage banking enterprises recognize as separate assets rights to service mortgage loans for others. At this time, the Company does not have a mortgage banking enterprise which services mortgage loans for others.

As of July 1, 1996, the Company adopted SFAS No. 123 "Accounting for Stock Based Compensation". This statements establishes a fair value based method of accounting for stock-based compensation plans. Currently, the Company does not have any stock-based compensation awards granted after the effective dates given in the statement.



                                      -7-


                FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
             ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 1996, as well as certain material changes in results of operations during the three month periods ended September 30, 1996 and 1995.

     The following narrative is written with the presumption that the users have read or have access to the Company's 1996 Form 10-KSB, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1996, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.


Comparison of the Three Months ended September 30, 1996 to the Three Months Ended September 30, 1995

     Financial Condition. Total assets increased $10.6 million during the quarter to $154.3 million at September 30, 1996. Certificates of deposit purchased increased $5.4 million during the quarter as a $6.0 million 18-day CD was purchased from another financial institution in late September with funds borrowed from the FHLB. The certificate matured on October 15, 1996 with the proceeds largely used to reduce FHLB advances. Property and equipment increased by $124,000 as work continued on the new Gainesville branch. Occupancy in mid- to late November is now anticipated.

     Net loans increased $3.9 million during the quarter to $122.7 million at September 30, 1996. Cash and cash equivalents increased $.8 million during the quarter resulting from an additional FHLB advance.

     Nonperforming assets were $1,515,000, or .98% of total assets at September 30, 1996 compared to $1,266,000, or .88% of total assets, at June 30, 1996. Nonaccrual loans of $130,000 at June 30, 1996 remained the same at September 30, 1996.

     Net Income. Net income decreased to $33,000 for the quarter ended September 30, 1996 compared to $251,000 for the quarter ended September 30, 1995. Net interest income after provision for loan losses increased $218,000 and noninterest income increased $32,000. These two increases were offset by a $641,000 increase in noninterest expense almost entirely attributable to a one-time SAIF assessment of $640,000. Income tax expense decreased $171,000 due to the decrease in income before income tax expense and adjustments for deferred income taxes. Excluding the one-time SAIF assessment and related tax savings, net income for the quarter would have been $403,000.

     Net Interest Income. Net interest income of $1,237,000 for the quarter ended September 30, 1996 increased by $225,000, or 22%, from $1,012,000 for the quarter ended September 30, 1995. Interest income increased $392,000 while interest expense increased $167,000.

     Interest Income. Interest income increased by $392,000, or 17%, from $2,374,000 for the quarter ended September 30, 1995 to $2,766,000 for the quarter ended September 30, 1996. The increase was due to a $410,000 increase in interest income from loans receivable from $2,069,000 for the quarter ended September 30, 1995 to $2,479,000 for the quarter ended September 30, 1996.
The increase was largely attributable to an increase in average loans outstanding and partly to interest rate increases on existing adjustable rate loans. Interest income from investment securities decreased by $21,000 from $242,000 for the quarter ended September 30, 1995 to $221,000 for the quarter ended September 30, 1996. This decrease was primarily due to the interest rate decreases on adjustable-rate securities and partly to a slight decrease in average balances in investment securities.

                                  -8-



             FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)


     Interest Expense. Interest expense of $1,529,000 for the quarter ended September 30, 1996 increased $167,000, or 12%, from $1,362,000 for the quarter ended September 30, 1995. The increase was primarily attributable to an increase in the balance of FHLB advances. Interest expense on customer deposits also increased slightly due to an increase in outstanding balances.

     Provision for Loan Losses. Loan loss provisions increased by $7,000 from $5,000 for the quarter ended September 30, 1995 to $12,000 for the quarter ended September 30, 1996. Actual loan losses, net of recoveries, was $1,800 for the quarter ended September 30, 1996 and zero for the quarter ended September 30, 1995.

     Noninterest Income. Noninterest income was $117,000 for the quarter ended September 30, 1996 compared to $85,000 for the quarter ended September 30, 1995. This increase of $32,000, or 38%, was primarily attributable to an increase in service charges and other fee income. A $4,000 loss was recognized during the quarter ended September 30, 1996 because of a write-down due to an other than temporary decline in value of a certificate backed by auto loans. A gain of $2,000 in the quarter ended September 30, 1995 resulted from the sale of an FHLB note prior to maturity.

     Noninterest Expense. Noninterest expense increased $641,000 from $727,000 for the quarter ended September 30, 1995 to $1,368,000 for the
quarter ended September 30, 1996.    The quarter ended September 30, 1996
included a $640,000 expense for a one-time assessment, to be paid by all savings and loan institutions, to fund the Savings Association Insurance Fund
(SAIF). The legislation mandating the assessment also calls for reductions in future regular SAIF premiums from $.23 per $100 of deposits to $.065 per $100 of deposits beginning in January of 1997. Compensation and employee benefits increased $31,000 due to employee salaries and related payroll tax . Other noninterest expense increased $10,000 primarily attributable to postage expense. These increases were partially offset by a decrease in advertising and promotion expense of $48,000 primarily due to a reduction in the marketing campaign relating to the checking account program which was initiated in July 1995.

     Net Interest Margin. Net interest margin increased from 3.26% for the three months ended September 30, 1995 to 3.52% for the three months ended September 30, 1996. Income from earning assets increased by $392,000, or 17%, between the two quarters while interest expense increased by $167,000, or 12%. The average earning asset base increased by $16.4 million, or 13%, which was offset by a $16.7 million, or 16%, increase in the average interest-bearing liability base.











                                      -9-



                FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
             ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

     Liquidity and Capital Resources

     First Home's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities, FHLB advances and net operating income. While maturities and scheduled amortization of loans and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Between October 11, and November 4, 1996, a total of 40,632 shares of stock primarily in other financial institutions were sold. The net sales proceeds of $583,000 will be used for general corporate purposes. The sales generated a pretax profit of $157,000.

    First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from a $5 million Federal Home Loan Bank line of credit can be drawn as an alternative source of funds. During the period presented, First Home used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals. At September 30, 1996, First Home had approved loan commitments totaling $1.6 million and undisbursed loans in process of $2.0 million.

     Liquid funds necessary for normal daily operations of First Home are maintained in three working checking accounts, a daily time account with the Federal Home Loan Bank of Des Moines and in federal funds. It is the Savings Bank's current policy to maintain adequate collected balances in those three checking accounts to meet daily operating expenses, customer withdrawals, and fund loan demand. Funds received from daily operating activities are deposited, on a daily basis, in one of the working checking accounts and transferred, when appropriate, to daily time or federal funds sold to enhance income or to reduce any outstanding line-of-credit advance from the Federal Home Loan Bank.

Contingent permission was received from the Missouri Division of Finance on November 7, 1996 to open a new branch in Theodosia, Missouri. Premises have been leased with necessary renovations to begin in mid- to late December 1996. Training of three to four personnel will begin in early December. A mid- to late January, 1997 opening date is anticipated.

With the exception of expenses for the new Theodosia branch, normal daily operating expenses are not expected to significantly change. Noninterest expense (excluding the one-time SAIF assessment) as a percentage of average assets at 2.00% is expected to remain basically constant. Interest expense is expected to increase slightly in the near future as the deposit base gradually increases. Anticipated additional FHLB advances, to fund loan growth and pay the SAIF assessment, will also contribute to the increase. This expected increase could be partially offset by maturing certificates being renewed at slightly lower interest rates. The interest expense increase is projected to be somewhat offset by the funding of new loans. No significant changes are anticipated in the rates currently charged on existing adjustable-rate loans. Customer deposits are expected to exceed withdrawals.

At September 30, 1996, certificates of deposit amounted to $74.0 million, or 67% of First Home's total deposits, including $43.4 million of fixed rate certificates scheduled to mature within twelve months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and the Federal Home Loan Bank line of credit and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.







                                    -10-



             FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)


     The Office of Thrift Supervision requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. On September 30, 1996, First Home's liquidity ratio was 12.40% and its short-term liquidity ratio was 11.01%. First Home consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

     The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at September 30, 1996.


                                                       Percent of Adjusted
                                             Amount         Total Assets
                                             ------     ------------------
                                                    (Unaudited)
                                                (Dollars in thousands)
Tangible capital                             $18,885            12.5%
Tangible capital requirement                   2,275             1.5
                                             -------            -----
Excess                                       $16,610            11.0%
                                              ======            ====

Core capital                                 $18,885            12.5%
Core capital requirement                       4,550             3.0
                                              ------            ----
Excess                                       $14,335             9.5%
                                              ======            ====

Risk-based capital                           $19,042            19.4%
Risk-based capital requirement	                 7,833             8.0
                                              ------            ----
Excess                                       $11,209            11.4%
                                              ======            ====








                                   -11-


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
























                                      -12-



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    First Bancshares, Inc.



Date:  October  15, 1996                By: /s/ Stephen H. Romines
      -------------------------            ------------------------
                                             Stephen H. Romines
                                             Chairman, President
                                                CEO


                                        By: /s/ Susan J. Uchtman
                                           -----------------------
                                                Susan J. Uchtman
                                                 CFO











22