Form 10QSB
period 1996-12-31
FIRST BANCSHARES INC /MO/
filed 1997-02-14
CIK 912967

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                       -------------------------------

                                FORM 10-QSB

                       --------------------------------


(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending           December 31, 1996
                               ------------------------------------
                          or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________________ to ____________________

Commission File Number                      0-22842

                                     First Bancshares,Inc.
                 (Exact name of registrant as specified in its charter)

       Missouri                                      43-1654695
(State or other jurisdiction of                  (I.R.S. Employer
   Incorporation or organization)                  Identification No.)

    142 East First St., Mountain Grove, MO                   65711
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

				Yes     X         No



As of February 13, 1997, there were 1,160,890 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


                       FIRST BANCSHARES, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                                DECEMBER 31, 1996



INDEX                                                           PAGE

PART I-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)        1

CONSOLIDATED STATEMENTS OF INCOME (unaudited)                     2

CONSOLIDATED STATEMENTS OF CASH FLOWS(unaudited)                3-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(unaudited)           5-7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                            8-13



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                       14

ITEM 2.  CHANGES IN SECURITIES                                   14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         14

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS     14

ITEM 5.  OTHER INFORMATION                                       14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        14


SIGNATURES

                      FIRST BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   - - - - - - - - - - - - - - - - - - - - - - -
                                                         (Unaudited)
                                                   December 31,  June 30,
                                                       1996        1996
                                                   -----------   --------
                                ASSETS            (Dollars in thousands)
Cash and cash equivalents, including
   interest-bearing accounts of $4,920 at
   December 31 and $527 at June 30                  $  8,974    $  3,316
Certificates of deposit                                1,614       2,319
Investment securities available-for-sale,
     at fair value                                    10,611       9,478
Investment securities held-to-maturity (estimated
   fair value $2,076 at December 31 and $2,249
   at June 30)                                         2,049       2,233
Investment in Federal Home Loan Bank stock, at cost    1,038         890
Mortgage backed certificates available-for-sale,
   at fair value                                       2,775       2,831
Loans receivable held-for-investment, net (includes
   reserves for loan losses of $446 at December 31
   and $520 at June 30)                              125,794     118,780
Accrued interest receivable                              417         469
Prepaid expenses                                          93         107
Property and equipment, less accumulated
   depreciation and valuation reserves                 3,603       3,194
Intangible assets, less accumulated amortization          35          43
Other assets                                              11          11
                                                    --------     -------
     Total asset                                    $157,014    $143,671
                                                    ========    ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                                   $112,875    $105,960
Advances from Federal Home Loan Bank                  20,500      13,500
Other borrowed funds                                      55          55
Income taxes payable - current                           112          92
Accrued expenses and accounts payable                    143         196
Deferred income taxes                                    169         139
                                                    --------    --------
     Total liabilities                               133,854     119,942
                                                    --------    --------
Commitments and contingencies                            -           -

Preferred stock, $.01 par value; 2,000,000 shares
  authorized, none issued                                -           -
Common stock, $.01 par value; 8,000,000 shares
   authorized, 1,554,240 issued, 1,195,076 and
   1,268,686 outstanding at December 31 and
   June 30, respectively                                  16          16
Paid-in capital                                       15,123      15,059
Retained earnings - substantially restricted          14,457      14,011
Treasury stock - at cost; 359,164 and 284,354
   shares at December 31 and June 30, respectively    (5,350)     (4,123)
Unearned compensation                                 (1,068)     (1,209)
Unrealized gain (loss) on securities available-for-
   sale, net of applicable deferred income taxes         (18)        (25)
                                                    --------    ---------
   Total stockholders' equity                         23,160      23,729
                                                    --------    ---------
     Total liabilities and stockholders' equity     $157,014    $143,671
                                                    ========    ========

                 See accompanying notes to Consolidated Financial Statements.
                                            -1-

                            FIRST BANCSHARES, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF INCOME
                             - - - - - - - - - - - - -- - - - -
                                       (Unaudited)             (Unaudited)
                                      Quarter Ended         Six Months Ended
                                        December 31,           December 31,
                                      1996       1995        1996       1995
                                     -------   -------     -------   -------
                                               (Dollars in thousands)
Interest Income:
   Loans receivable                  $ 2,565   $ 2,195      $ 5,044   $ 4,264
   Investment securities                 230       217          451       459
   Mortgage-backed and related
     securities                           48        50           99       101
   Other interest-earning assets          41        37           56        48
                                     -------   -------      -------   ------
       Total interest income           2,884     2,499        5,650    4,872
                                     -------   -------      -------   ------

Interest Expense:
   Customer deposits                   1,341     1,279        2,649    2,560
   Borrowed funds                        271       138          492      219
                                      ------    ------       ------   ------
Total interest expense                 1,612     1,417        3,141    2,779

       Net interest income             1,272     1,082        2,509    2,093

Provision for loan losses                 18         4           30        9
                                      ------    ------       ------   ------
Net interest income after
   provisions for losses               1,254     1,078        2,479    2,084
                                      ------    ------       ------   ------

Noninterest Income:
   Service charges and other fee
     income                              101        57          185      102
   Loan origination and commitment fees    2         1            3        1
   Income from real estate operations     24        22           46       44
   Insurance commissions                  18        19           33       33
   Gain (loss) on investments            192       -            188        2
   Gain (loss) on property and
     equipment                           (26)      -            (26)       2
                                      ------    ------       ------   ------
       Total noninterest income          311        99          429      184
                                      ------    ------       ------   ------

Noninterest Expense:
   Compensation and employee benefits    437       423          870      825
   Occupancy and equipment                95       105          184      188
   Deposit insurance premiums             61        56          760      112
   Advertising and promotional            10        79           27      144
   Professional fees                      10         2           29       22
   Other                                 103       132          213      233
                                      ------    ------       ------   ------
       Total noninterest expense         716       797        2,083    1,524
                                      ------    ------       ------   ------

       Income (loss) before taxes        849       380          825      744

Income Taxes Expense (Savings)           325       123          268      237
                                      ------    ------       ------   ------

       Net income                     $  524    $  257       $  557   $  507
                                      ======    ======       ======   ======

       Earnings per share                .45       .20          .48      .40
                                      ======    ======       ======   ======
       Dividends per share               .05       .05           05      .05
                                      ======    ======       ======   ======

               See accompanying notes to Consolidated Financial Statements.
                                        -2-

                     FIRST BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     - - - - - - - - - - - - - - - - - - -
                   Six months ended December 31, 1996 and 1995
                                                         (Unaudited)
                                                       1996        1995
                                                    --------    --------
                                                    (Dollars in thousands)
Cash flows from operating activities:
   Net income                                        $   557     $   507
   Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                         82          84
     Amortization                                          8           8
     Unrealized loss on investment securities              8         -
     Gain on sale of investments                        (196)        -
     Gain on sale of property and equipment              -            (2)
     Loss on write-down of property                       26         -
     Premiums and discounts on mortgage-backed
       securities and investment securities              -             3
     Loss on loans, net of recoveries                     30           9
     Income reinvested on investment securities and
       Federal Home Loan Bank stock                      -           (32)
     ESOP compensation expense at fair value              52          58
     Vesting of unearned compensation                    141         143
     Net change in operating accounts:
        Accrued interest receivable and other assets      66          49
        Deferred loan costs                              (11)        (15)
        Income taxes payable - current                    20          (3)
        Deferred income tax payable                       22           4
        Accrued expenses                                 (53)        (28)
                                                      ------      ------
          Net cash from operating activities             752         785
                                                      ------      ------
Cash flows from investing activities:
  Purchase of investment securities available-
     for-sale                                         (2,150)        -
  Purchase of investment securities held-to-maturity     -          (780)
  Purchase of Federal Home Loan Bank stock              (148)        -
  Proceeds from sales of investment securities
    available-for-sale                                   721       4,916
  Proceeds from maturities of investment securities
    available-for-sale                                   500         -
  Proceeds from maturities of investment securities
    held-to-maturity                                     176          52
  Net change in certificates of deposit                  705          (7)
  Net change in federal funds sold                       -           -
  Net change in loans receivable                      (7,033)    (10,259)
  Proceeds from maturities of mortgage-backed
    certificates                                          63          95
  Purchases of property and equipment                   (517)       (395)
  Proceeds from sale of property and equipment           -             6
  Purchase of other assets                               -           -
                                                      ------      ------
Net cash used in investing activities                 (7,683)     (6,372)
                                                     -------     -------

                  See accompanying notes to Consolidated Financial Statements.

                                            -3-

                            FIRST BANCSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                       - - - - - - - - - - - - - - - - - - - -  - - - -
                          Six months ended December 31, 1996 and 1995
                                                        (Unaudited)
                                                      1996         1995
                                                   --------     --------
                                                   (Dollars in thousands)
Cash flows from financing activities:
  Net change in demand deposits, savings accounts,
     and certificates of deposit                    $  6,915    $  3,668
  Proceeds from borrowed funds                         7,000      10,200
  Payments on borrowed funds                             -        (1,700)
  Proceeds from sale of common stock                      12          10
  Purchase of treasury stock                          (1,227)     (1,148)
  Cash dividends paid                                   (111)       (119)
                                                     -------      ------
       Net cash from financing activities             12,589      10,911
                                                      ------      ------


Net increase in cash and cash equivalents              5,658     	  5,324

Cash and cash equivalents -
  beginning of period                                  3,316       3,535
                                                     -------     -------
Cash and cash equivalents -
  end of period                                     $  8,974    $  8,859



            See accompanying notes to Consolidated Financial Statements.
                                      -4-

                   FIRST BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - Basis of Presentation

The consolidated interim financial statements as of December 31, 1996 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 1996 interim financial statements. The results of operations for the periods ended December 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year. The June 30, 1996 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

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

NOTE C - Earnings per Share

Earnings per share is presented for the periods ended December 31, 1996 and 1995 based on the average shares issued and outstanding during the period. For the periods presented, unreleased ESOP shares are not considered outstanding for purposes of calculating earnings per share. Average shares include the weighted average number of common shares considered outstanding, plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds as follows:

                                    Weighted Average Number         Shares
                                  of Common Shares Outstanding     Issuable
Quarter ended December 31, 1996              1,107,530              47,680
Six months ended December 31, 1996           1,116,386              48,134

Quarter ended December 31, 1995              1,216,734              49,165
Six months ended December 31, 1995           1,230,274              49,985

NOTE D - Employee Stock Ownership Plan

In connection with the conversion to stock form as described in Note B, the Savings Bank established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Holding Company in an amount sufficient to purchase 152,087 shares (10% of the Common Stock issued in the Conversion). The loan is secured by the shares purchased and is being repaid by the ESOP with funds from contributions made by the Savings Bank, dividends received by the ESOP and any other earnings on ESOP assets. All dividends received by the ESOP are paid on the loan. The Savings Bank presently expects to contribute approx-imately $180,000 plus interest annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid approximately nine years from inception.
                                        -5-
                       FIRST BANCSHARES, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                    (continued)


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

The Company accounts for its ESOP in accordance with Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reductions of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $66,000 and $132,000 for the three months and six months ended December 31, 1996, respectively. ESOP compensation expense was $74,000 and $145,000 for the three months and six months ended December 31, 1995.

A summary of ESOP shares at December 31, 1996 is as follows:
Shares allocated                                   45,869

Shares committed for release                        8,537

Unreleased shares                                  94,155
                                                   ------
     Total                                        148,561
                                                  =======


Fair value of unreleased shares                $1,565,327
                                               ==========

NOTE E - Management Recognition Plan

A Management Recognition Plan (MRP) has been adopted for the benefit of officers, directors and employees of the Savings Bank. The MRP provides officers, directors and employees with a proprietary interest in the Holding Company that will encourage them to remain with the Savings Bank or Holding Company. The Savings Bank has contributed enough funds to the MRP to allow it to purchase 30,417 shares (2% of the shares of Common Stock issued in the Conversion). Shares have been granted to qualifying eligible officers, directors and employees pursuant to terms of the MRP. The shares are in the form of restricted stock and will vest over a five-year period. Compensation expense in the amount of the fair market value of the stock at the date of the grant to the officers, directors or employees will be recognized during the years in which the shares are payable.




                                      -6-

                FIRST BANCSHARES, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                           (continued)


NOTE F - Treasury Stock

First Bancshares, Inc. has completed five separate stock repurchase programs between March 9, 1994 and December 30, 1996. During those five programs, a total of 351,019 shares of stock have been acquired at a combined cost of $5,210,000. Further, on December 30, 1996, a sixth repurchase program of 120,342 shares was initiated. As of February 13, 1997, 44,371 shares had been repurchased at a cost of $789,091. Treasury stock is shown at cost for financial statement presentation.


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

As of July 1, 1996, the Company adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights". The statement requires that mortgage banking enterprises recognize as separate assets rights to service mortgage loans for others. At this time, the Company does not have a mortgage banking enterprise which services mortgage for others.

As of July 1, 1996, the Company adopted SFAS No. 123 "Accounting for Stock Based Compensation". This statement establishes a fair value based method of accounting for stock based compensation plans. Currently, the Company does not have any stock-based compensation awards granted after the effective dates given in the statement.


             FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 1996, as well as certain material changes in results of operations during the three and six month periods ended December 31, 1996 and 1995.

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

     This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all of such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.


Comparison of the Three Months ended December 31, 1996 to the Three Months Ended December 31, 1995

     Financial Condition. During the quarter ended December 31, 1996, total assets increased $2.7 million to $157.0 million. Certificates of deposits purchased decreased $6.1 million as a $6.0 million 18-day certificate purchased in late September matured. The proceeds were largely used to reduce
FHLB advances.   Investment securities available-for-sale increased by $.9
million. Property and equipment increased $285,000 in connection with the new Gainesville branch which opened on December 9, 1996.

     Net loans increased to $125.8 million at December 31, 1996, an increase during the quarter of $3.1 million. Cash and cash equivalents increased $4.8 million due to additional advances from the FHLB and a $2.9 million increase in customer deposits. At December 31, 1996, customer deposits were $112.9 million.

     Nonperforming assets were $1,417,000, or .90% of total assets at December 31, 1996 compared to $1,515,000, or .98% of total assets at September 30, 1996 and $1,194,000, or .85% of total assets at December 31, 1995. Nonaccrual loans decreased to $56,000 at December 31, 1996 from $130,000 at September 30, 1996, but increased from $49,000 at December 31, 1995. The $81,000 decrease between September and December 1996 was attributable to the charge-off of one nonaccrual loan for which specific reserves had been previously established.

     Net Income. Net income was $524,000 for the quarter ended December 31, 1996 compared to $257,000 for the quarter ended December 31, 1995. Net interest income after provision for loan losses increased $176,000 and noninterest income increased $212,000. These two increases were enhanced by an $81,000 decrease in noninterest expense. Income tax expense increased $202,000 due to the increase in income before income tax expense.


                       FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                         (continued)


     Net Interest Income. Net interest income increased by $190,000, or 17.6%, to $1,272,000 for the quarter ended December 31, 1996 from $1,082,000 for the quarter ended December 31, 1995. Interest income increased $385,000 while interest expense increased $195,000.

     Interest Income. Interest income of $2,884,000 for the quarter ended December 31, 1996 was an increase of $385,000, or 15.4%, from $2,499,000 for the quarter ended December 31, 1995. The majority of the increase was a $370,000 increase in interest income from loans receivable from $2,195,000 for the quarter ended December 31, 1995 to $2,565,000 for the quarter ended December 31, 1996. The increase was largely attributable to the increase in average loans outstanding and partly to interest rate increases on existing adjustable rate loans. Interest income from investment securities increased by $13,000 from $217,000 for the quarter ended December 31, 1995 to $230,000 for the quarter ended December 31, 1996. This increase was due to the increase in the average balance outstanding in investment securities and partially offset by interest rate decreases on adjustable-rate securities or lower reinvestment rates.

     Interest Expense. Interest expense of $1,612,000 for the quarter ended December 31, 1996 increased $195,000, or 13.8%, from $1,417,000 for the quarter ended December 31, 1995. The increase was partially attributable to an increase in the balance in customer deposits, but was slightly offset by a decrease in the average interest rate on these deposits. The majority of the increase, however, was due to an increase of $133,000 in interest expense on borrowed funds as additional advances were drawn from the Federal Home Loan Bank.

     Provision for Loan Losses. Loan loss provisions increased by $14,000 from $4,000 for the quarter ended December 31, 1995 to $18,000 for the quarter ended December 31, 1996. There were $102,000 in loan losses, net of recoveries, for the quarter ended December 31, 1996 compared to $1,400 for the quarter ended December 31, 1995. An auto loan pool purchased was written down by $27,500 and the balance of the overdraft on a commercial account was written down by $73,500. Specific loss reserves had previously been established for both write-downs.

     Noninterest Income. Noninterest income of $311,000 for the quarter ended December 31, 1996 increased $212,000 from $99,000 for the quarter ended December 31, 1995. Service charges and other fee income increased by $44,000 from $57,000 for the quarter ended December 31, 1995 to $101,000 for the quarter ended December 31, 1996. This increase was primarily attributable to an increase in demand deposit accounts which, in turn, largely resulted from a checking account program initiated in July 1995.
     There was a $192,000 nonrecurring gain on the sale of investments during the quarter ended December 31, 1996. That gain was somewhat offset by a $26,000 loss recognized to write-down the former Gainesville branch facility to its estimated fair value. The facility, currently listed for sale, became largely obsolete when the new Gainesville branch was occupied in December 1996.

     Noninterest Expense. Noninterest expense decreased $81,000, or 10.2%, from $797,000 for the quarter ended December 31, 1995 to $716,000 for the quarter ended December 31, 1996. Compensation and employee benefits increased $14,000. Occupancy and equipment decreased $10,000 due to reduced depreciation expense and property taxes. Advertising and promotional expenses decreased $69,000 due to recognition of the up-front costs of the checking account program in the quarter ended December 31, 1995. Other noninterest expense decreases totaling $29,000 included reductions in advertising of $6,300, office supplies of $11,800, telephone of $4,200, charitable contributions of $11,000 and nonoperating expenses of $7,000. These decreases were somewhat offset by increases in audit and accounting of $9,900 and supervisory exam expense of $1,500. The two increases were strictly a function of accrual estimate adjustments rather than actual expenses incurred.


                                                -9-

                    FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                           (continued)


     Net Interest Margin. Net interest margin increased from 3.35% for the three months ended December 31, 1995 to 3.49% for the three months ended December 31, 1996. Income from earning assets increased by $385,000, or 15%, between the two quarters while interest expense increased by $195,000, or 14%. Net interest income increased by $188,000, or 17%. The average earning asset base increased by $16.5 million, or 12.7%, which was offset by a $16.8 million, or 15%, increase in the average interest-bearing liability base.

Comparison of the Six Months ended December 31, 1996 to the Six Months Ended
     December 31, 1995.

     Financial Condition. Total assets for the six months ended December 31, 1996 increased by $13.3 million. A net $7.0 million increase in loans was funded from a $6.9 million increase in customer deposits and $7.0 million increase in FHLB advances. Cash and cash equivalents increased $5.6 million pending funding of additional loan demand or the availability of other investment opportunities.

     Nonperforming assets of $1,266,000, or .88% of total assets at June 30, 1996 increased to $1,417,000, or .90% of total assets at December 31, 1996 compared to $1,194,000, or .85% of total assets at December 31, 1995. Nonaccrual loans of $130,000 at June 30, 1995 decreased to $56,000 at December 31, 1996 compared to $49,000 at December 31, 1995.

     Net Income. Net income increased $50,000 from $507,000 for the six months ended December 31, 1995 to $557,000 for the six months ended December 31, 1996. Net interest income after provision for loan losses was $2,479,000 for the six months ended December 31, 1996 compared to $2,084,000 for the six months ended December 31, 1995. This $395,000 increase was enhanced by a $245,000 increase in noninterest income. Those two increases were largely offset by a $559,000 increase in noninterest expense. Income tax expense increased by $31,000 due to the increase in income before income tax expense.

     Net Interest Income. Net interest income of $2,509,000 for the six months ended December 31, 1996 increased $416,000 from net interest income of $2,093,000 for the six months ended December 31, 1995. Total interest income increased by $778,000 while total interest expense increased $362,000.

     Interest Income. Total interest income increased $778,000 from $4,872,000 for the six months ended December 31, 1995 to $5,650,000 for the six months ended December 31, 1996. Interest income from loans receivable increased by $780,000 from $4,264,000 for the six months ended December 31, 1995 to $5,044,000 for the six months ended December 31, 1996. This increase was primarily due to an increase in the average outstanding loan balances and partly to interest rate increases on existing adjustable rate loans. Income on investment securities decreased by $8,000 to $451,000 for the six months ended December 31, 1996 compared to $459,000 for the six months ended December 31, 1995. Income on other interest-earning assets increased $8,000 from $48,000 for the six months ended December 31, 1995 to $56,000 for the six months ended December 31, 1996.

     Interest Expense. Total interest expense was $3,141,000 for the six months ended December 31, 1996, a $362,000 increase from $2,779,000 for the six months ended December 31, 1995. A $273,000 increase in interest expense on borrowed funds, attributable to additional Federal Home Loan Bank advances,
made up the majority of the increase in interest expense.   An increase in the
average balance of customer deposits partially offset by a decrease in the average interest rates on these deposits also contributed to the increase.


                                             -10-

                      FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                          (continued)


     Provision for Loan Losses. Provision for loan losses increased by $21,000 from $9,000 for the six months ended December 31, 1995 to $30,000 for the six months ended December 31, 1996. The increase was attributable to substandard performance of an auto loan pool purchased and an overdraft on a commercial checking account. Actual loan losses, net of recoveries, were $102,00 for the six months ended December 31, 1996 compared to $1,400 for the six months ended December 31, 1995. The losses for the six months ended December 31, 1996, as discussed in the quarterly analysis section, were to write down the balance in the auto loan pool and the overdraft to estimated net realizable value.

     Noninterest Income. Noninterest income of $429,000 for the six months ended December 31, 1996 increased by $245,000 from $184,000 for the six months ended December 31, 1995. Service charges and other fee income of $185,000 for the six months ended December 31, 1996 increased by $83,000 from $102,000 for the six months ended December 31, 1995. This $83,000 increase was primarily attributable to an increase in demand deposit accounts which, in turn, largely resulted from a checking account program initiated in July 1995.

     Nonrecurring gains from sales of securities were $188,000 in the six months ended December 31, 1996 as investments were sold by the holding company.

     Noninterest Expense. Noninterest expense increased by $559,000 to $2,083,000 for the six months ended December 31, 1996 from $1,524,000 for the six months ended December 31, 1995. Compensation and employee benefits increased by $45,000, or 5%. Deposit insurance premiums increased $648,000 primarily attributable to a $640,000 expense for a one-time assessment to fund the Savings Association Insurance Fund (SAIF). Advertising and promotional expense decreased $117,000 as up-front costs associated with the checking account program recognized in the six months ended December 31, 1995 were eliminated in the six months ended December 31, 1996. Other noninterest expenses decreased by $20,000 also attributable to the checking account program.

     Net Interest Margin. Net interest margin of 3.50% for the six months ended December 31, 1996 increased .19% from 3.31% for the six months ended December 31, 1995. The increase in income from earning assets of $778,000 was partially offset by the increase in interest expense of $362,000. The average earning assets base increased by $16.4 million, or 13%, which was partially offset by a $16.7 million, or 16%, increase in average interest-bearing liabilities.

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

     First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from a $5 million Federal Home Loan Bank line of credit can be drawn as an alternative source of funds. During the periods presented, First Home used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals. At December 31, 1996, First Home had approved loan commitments totaling $1.6 million and undisbursed loans in process of $1.9 million.


                                   -11-

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

With two exceptions, normal daily operating expenses are not expected to significantly change. The first exception is the anticipation of slightly higher operating expenses because of the new Theodosia branch scheduled to open in late February of 1997. Secondly is the anticipation of significantly lower FDIC insurance premiums because of the ont-time assessment funded in late 1996. Interest expense is expected to slightly increase in the near future as the deposit base gradually increases. Anticipated additional FHLB advances, to fund loan growth will also contribute to the increase. The interest expense increase should, however, be more than offset by the funding of new loans.
No significant changes are anticipated in the rates currently charged on existing adjustable-rate loans. Customer deposits are expected to exceed withdrawals over the next twelve months.

     At December 31, 1996, certificates of deposit amounted to $75.1 million, or 66% of First Home's total deposits, including $43.7 million of fixed rate certificates scheduled to mature within twelve months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and the Federal Home Loan Bank line of credit and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

     The Office of Thrift Supervision requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. First Home's liquidity ratio was 15.68% at December 31, 1996 and its short-term liquidity ratio at December 31, 1996 was 14.49% First Home consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.


                     FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                       (continued)



     The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at December 31, 1996.

                                                Percent of Adjusted
                                   Amount          Total Assets
                                  --------       -----------------
                                          (Unaudited)
                                    (Dollars in thousands)
Tangible capital                    $17,901          11.6%
Tangible capital requirement          2,324           1.5
                                    -------          -----
Excess                              $15,577          10.1%
                                    =======          =====

Core capital                         $17,901         11.6%
Core capital requirement               4,647          3.0
                                     -------         -----
Excess                               $13,254         10.1%

Risk-based capital                   $18,064         18.1%
Risk-based capital requirement	         7,969          8.0
                                     -------         ----
Excess                               $10,095         10.1%
                                     =======         =====






















                                      -13-

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
























                                     -14-

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              First Bancshares, Inc.



Date:  February  13, 1997        By: /s/ Stephen H. Romines
                                     ------------------------
                                     Stephen H. Romines
                                     Chairman, President
                                           CEO


                                 By: /s/ Susan J. Uchtman
                                      ------------------------
                                     Susan J. Uchtman
                                       CFO








16