Form 10QSB
period 1997-03-31
FIRST BANCSHARES INC /MO/
filed 1997-05-15
CIK 912967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                       _________________________________

                                 FORM 10-QSB

                       _________________________________


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending           March 31, 1997
                               -------------------------------
                         					or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________________ to ____________________

Commission File Number                      0-22842
		                          First Bancshares, Inc.
                          -------------------------
			      (Exact name of registrant as specified in its charter)

              Missouri                 					        43-1654695
           --------------                        --------------
(State or other jurisdiction of              			(I.R.S. Employer
 Incorporation or organization)		       		     Identification No.)

    142 East First St., Mountain Grove, MO    			   65711
  -----------------------------------------      ---------
(Address of principal executive offices)			     	(Zip Code)

       (417) 926-5151
   --------------------
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      				Yes     X     	No
                        ---------     -------


As of May 9, 1997, there were 1,142,774 shares of the Registrant's Common Stock,
 $.01 par value per share, outstanding.




                   FIRST BANCSHARES, INC. AND SUBSIDIARY
                                FORM 10-QSB
                              MARCH 31, 1997




INDEX                                                         											PAGE

PART I-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)	                	1

CONSOLIDATED STATEMENTS OF INCOME (unaudited)                           				2

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)	                      		3-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	                  	5-7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS		                                 			8-13



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS			                                          				14

ITEM 2.  CHANGES IN SECURITIES		                                      					14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES	                              				14

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS              	14

ITEM 5.  OTHER INFORMATION                                          							14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K			                      	       	14


SIGNATURES


                         FIRST BANCSHARES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    - - - - - - - - - - - - - - - - - - - - - - - -
                                                             (Unaudited)
                                                        March 31,    June 30,
                                                          1997         1996
                                                        ---------   ---------
                               ASSETS                  (Dollars in thousands)

Cash and cash equivalents, including interest-bearing
   accounts of $441 at March 31 and $527 at June 30    $  4,440    $  3,316
Certificates of deposit                                   1,604       2,319
Investment securities available-for-sale, at fair value  14,097       9,478
Investment securities held-to-maturity (estimated fair
   value $1,743 at March 31 and $2,249 at June 30)        1,727       2,233
Investment in Federal Home Loan Bank stock, at cost     		1,192        	890
Mortgage backed certificates available-for-sale, at
   fair value                                             2,815       2,831
Loans receivable held-for-investment, net (includes
   reserves for loan losses of $459 at March 31
   and $520 at June 30)                                 129,552     118,780
Accrued interest receivable                                 645         469
Prepaid expenses                                            129         107
Property and equipment, less accumulated depreciation
   and valuation reserves                                 3,733       3,194
Intangible assets, less accumulated amortization             33          43
Real estate owned                                            70          -
Other assets                                                 11          11
                                                       --------    --------
     Total assets                                      $160,048    $143,671
                                                       ========    ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                                      $114,242    $105,960
Advances from Federal Home Loan Bank                     22,100     	13,500
Other borrowed funds                                         55          55
Income taxes payable - current                              338          92
Accrued expenses                                            175         196
Deferred income taxes                                       167         139
                                                       --------    --------
    Total liabilities                                   137,077    	119,942
                                                       ========    ========
Commitments and contingencies                                -           	-

Preferred stock, $.01 par value; 2,000,000 shares authorized,
   none issued                                               -           -
Common stock, $.01 par value; 8,000,000 shares authorized,
   1,556,580 issued, 1,160,135 and 1,268,686 outstanding at
   March 31 and June 30, respectively                        16          16
Unearned compensation                                    15,185      15,059
Retained earnings - substantially restricted             14,852      14,011
Treasury stock - at cost; 396,445 and 284,354 shares at
   March 31 and June 30, respectively                    (6,023)    (4,123)
Unearned compensation                                    (1,026)    (1,209)
Unrealized loss on securities available-for-sale, net of
   applicable deferred income taxes                         (33)       (25)
                                                       --------    --------
   Total stockholders' equity                            22,971      23,729
                                                       --------    --------
     Total liabilities and stockholders' equity        $160,048    $143,671
                                                       ========    ========

                See accompanying notes to Consolidated Financial Statements.
                                          -1-

                     FIRST BANCSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                     - - - - - - - - - - - - - - - - - - -
                                    (Unaudited)            (Unaudited)
                                    Quarter Ended        Nine Months Ended
                                      March 31,               March 31,
                                  1997      1996           1997        1996
                                -------    -------       -------   ---------
                                           (Dollars in thousands)
Interest Income:
   Loans receivable             $ 2,634    $ 2,304        $ 7,678   $ 6,568
   Investment securities            293        164            744       623
   Mortgage-backed and related
     securities                      47         47            146       148
   Other interest-earning assets     17         61             73       109
                                -------     ------         ------   -------
       Total interest income      2,991      2,576          8,641     7,448
                                -------     ------         ------   -------
Interest Expense:
   Customer deposits              1,325      1,236          3,974     3,796
   Borrowed funds                   317        199            809       418
                                -------     ------         ------   -------
       Total interest expense     1,642      1,435          4,783     4,214
                                -------     ------         ------   -------
       Net interest income        1,349      1,141          3,858     3,234

Provision for loan losses            20         72             50        52
                                -------     ------         ------   -------
      Net interest income after
          provisions for losses  	1,329      1,069          3,808     3,182
                                -------     ------         ------   -------
Noninterest Income:
   Service charges and other fee
     income                          88         68            273       170
   Loan origination and commitment
     fees                             3          2              6         3
   Income from real estate
     operations                      20         25             66        69
   Insurance commissions             17         20             50        53
   Gain (loss) on investments        (3)         7            185       (20)
   Gain (loss)on sale of property and
     equipment                       -          17            (26)       19
                                 ------     ------         ------   -------
       Total noninterest income     125        139            554       294
                                 ------     ------         ------   -------
Noninterest Expense:
   Compensation and employee
     benefits                       466        427          1,336     1,252
   Occupancy and equipment          104         98            288       286
   Deposit insurance premiums         4         58            764       170
   Advertising and promotional       22         45             61       189
   Professional fees                 16         16             45        38
   Other                            116        103            317       336
                                -------     ------        -------   -------
       Total noninterest expense    728        747          2,811     2,271
                                -------     ------        -------   -------

       Income before taxes          726        461          1,551     1,205

Income Taxes                        278        177            546       414
                                -------    -------        -------   -------
       Net income                $  448     $  284         $1,005    $  791
                                =======    =======        =======   =======

       Earnings per share           .39        .22           .87        .62
                                =======    =======        =======   =======
       Dividends per share          .05        .05           .15        .15
                                =======    =======        =======   =======

             See accompanying notes to Consolidated Financial Statements.
                                           -2-

                   FIRST BANCSHARES, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   - - - - - - - - - - - - - - - - - - -
                  Nine months ended March 31, 1997 and 1996
                                                            (Unaudited)
                                                          1997       1996
                                                       --------    --------
                                                       (Dollars in thousands)
Cash flows from operating activities:
   Net income                                            $1,005      $  791
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Depreciation                                             123         124
   Amortization                                              10          12
   Unrealized loss on investment securities, net           		12          46
   Gain on sale of investments                             (192)        (24)
   Gain on sale of property and equipment                    -          (19)
   Loss on write-down of property                            26          -
   Premiums and discounts on mortgage-backed
     securities and investment securities                    (2)          4
   Loss on loans, net of recoveries                          50          52
   Income reinvested on investment securities and
      Federal Home Loan Bank stock                           -          (32)
   ESOP compensation expense at fair value                   91          87
   Vesting of unearned compensation                         183         174
   Net change in operating accounts:
      Accrued interest receivable and other assets         (198)          5
      Deferred loan costs                                   (20)        (18)
      Income taxes payable - current                        246         157
      Deferred income tax payable                            26          19
      Accrued expenses                                      (21)         12
                                                        -------     -------
         Net cash from operating activities               1,339       1,390
                                                        -------     -------
Cash flows from investing activities:
   Purchase of investment securities available-for-sale  (6,234)         -
   Purchase of investment securities held-to-maturity        -         (780)
   Purchase of Federal Home Loan Bank stock                (302)        (91)
   Proceeds from sales of investment securities
     available-for-sale                                     721       1,421
   Proceeds from maturities of investment securities
     available-for-sale                                   1,000 	     5,016
   Proceeds from maturities of investment securities
     held-to-maturity                                       494         282
   Net change in certificates of deposit                    715         393
   Net change in loans receivable                       (10,872)    (13,637)
   Proceeds from maturities of mortgage-backed
     certificates                                            98         133
   Purchases of property and equipment                     (688)       (600)
   Proceeds from sale of property and equipment              -           36
                                                        --------     -------
      Net cash used in investing activities             (15,068)     (7,827)
                                                        --------     -------
             See accompanying notes to Consolidated Financial Statements.
                                     -3-

                  FIRST BANCSHARES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
             - - - - - - - - - - - - - - - - - - - - - - - - -
                                                          (Unaudited)
                                                         1997        1996
                                                       -------     -------
                                                     (Dollars in thousands)
Cash flows from financing activities:
  Net change in demand deposits, savings accounts,
     and certificates of deposit                        $ 8,282     $ 4,298
  Proceeds from borrowed funds                            8,600      10,200
  Payments on borrowed funds                                 -       (1,700)
  Proceeds from sale of common stock                         35          16
  Purchase of treasury stock                             (1,900)     (1,664)
  Cash dividends paid                                      (164)       (160)
                                                        --------    --------
       Net cash from financing activities                14,853      10,990
                                                        --------    --------

Net increase in cash and cash equivalents                 1,124       4,553

Cash and cash equivalents -
  beginning of period                                     3,316       3,535
                                                         -------     -------
Cash and cash equivalents -
  end of period                                         $ 4,440     $ 8,088
                                                        =======     =======


        See accompanying notes to Consolidated Financial Statements.
                                        -4-


                 FIRST BANCSHARES, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE A - Basis of Presentation

The consolidated interim financial statements as of March 31, 1997 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 1997 interim financial statements. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year. The June 30, 1996 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.


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

NOTE C - Earnings per Share

Earnings per share are presented for the periods ended March 31, 1997 and 1996 based on the average shares issued and outstanding during the period. For the periods presented, unreleased ESOP shares are not considered outstanding for purposes of calculating earnings per share. Average shares include the weighted average number of common shares considered outstanding, plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds as follows:

                                        Weighted Average Number   Shares
                                    of Common Shares Outstanding  Issuable
Quarter ended March 31, 1997                 1,077,283            59,761
Nine months ended March 31, 1997             1,103,542            51,000

Quarter ended March 31, 1996                 1,203,347            49,379
Nine months ended March 31, 1996             1,221,363            49,636

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

The Company accounts for its ESOP in accordance with Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reductions of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $79,000 and $211,000 for the three months and nine months ended March 31, 1997, respectively. ESOP compensation expense was $76,000 and $221,000 for the three months and nine months ended March 31, 1996.

A summary of ESOP shares at March 31, 1997 is as follows:

Shares allocated                                45,869

Shares committed for release                    12,814

Unreleased shares                               89,878
                                              --------
     Total                                     148,561
                                              ========

Fair value of unreleased shares             $1,760,000
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


                                    -6-

                    FIRST BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                (continued)


NOTE F - Treasury Stock

First Bancshares, Inc. has completed five separate stock repurchase programs between March 9, 1994 and December 30, 1996. During those five programs, a total of 351,019 shares of stock have been acquired at a combined cost of $5,210,000. Further, on December 30, 1996, a sixth repurchase program of 120,342 shares was initiated. As of May 9, 1997, 63,657 shares had been repurchased at a cost of $1,171,000. Treasury stock is shown at cost for financial statement presentation.

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

                                      -7-


              FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 1996, as well as certain material changes in results of operations during the three and nine month periods ended March 31, 1997 and 1996.

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


Comparison of the Three Months ended March 31, 1997 to the Three Months Ended
       March 31, 1996

   Financial Condition. Total assets increased $3.0 million during the quarter ended March 31, 1997. Net loans increased $3.8 million during the quarter while investment securities increased $3.3. These two increases were funded by a decrease in cash and cash equivalents of $4.5 million, an increase in Federal Home Loan Bank advances of $1.6 million and an increase in customer deposits of $1.4 million.

   Nonperforming assets were $1,438,000, or .90% of total assets at March 31, 1997 compared to $1,417,000, or .90% of total assets at December 31, 1996 and $1,041,000, or .74% of total assets at March 31, 1996. Nonaccrual loans of $56,000 at March 31, 1997 remained constant from December 31, 1996 and decreased from $130,000 at March 31, 1996.

   Net Income. Net income was $448,000 for the quarter ended March 31, 1997, an increase of $164,000, or 57.7%, from net income of $284,000 for the quarter ended March 31, 1996. Net interest income after provision for loan losses increased $260,000 while noninterest income decreased $14,000. Total noninterest expense decreased $19,000. Income tax expense increased $101,000 due to the increase in income before income tax expense.

   Net Interest Income. Net interest income increased $208,000, or 18.2%, to $1,349,000 for the quarter ended March 31, 1997 from $1,141,000 for the quarter ended March 31, 1996. Interest income increased $415,000 while interest expense increased $207,000.

   Interest Income. Interest income was $2,991,000 for the quarter ended March 31, 1997 and $2,576,000 for the quarter ended March 31, 1996. This $415,000 increase, or 16.1%, was largely attributable to a $330,000 increase in interest income from loans receivable from $2,304,000 for the quarter ended March 31, 1996 to $2,634,000 for the quarter ended March 31, 1997. The balance of average loans outstanding increased while the interest rates on new and existing adjustable rate loans increased slightly.

   Interest income from investment securities increased by $129,000 from $164,000 for the quarter ended March 31, 1996 to $293,000 for the quarter
ended March 31, 1997.   Additional securities were purchased during the
quarter ended March 31, 1997 and the average interest earned on investment securities increased. Interest on other interest-earning assets decreased $44,000 from $61,000 for the quarter ended March 31, 1996 to $17,000 for the quarter ended March 31, 1997. Funds from these assets were used to purchase the additional investment securities discussed above.


                                 -8-

                  FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (continued)


   Interest Expense. Interest expense increased $207,000, or 14.4%, from $1,435,000 for the quarter ended March 31, 1996 to $1,642,000 for the quarter ended March 31, 1997. The increase was partially attributable to an increase in the balance in customer deposits offset partially by a slight decrease in the average rate paid. The remainder of the increase was due to an increase of $118,000 in interest expense on borrowed funds as additional advances were drawn from the Federal Home Loan Bank.

   Provision for Loan Losses. Loan loss provisions were $20,000 for the quarter ended March 31, 1997, a decrease of $52,000 from $72,000 for the quarter ended March 31, 1996. The quarter ended March 31, 1996 included a $40,000 provision for an $80,000 overdraft and a $30,000 provision for a pool of car loans purchased. Actual loan losses, net of recoveries, on First Home Savings Bank originated loans for the three months ended March 31, 1997 were $9,200. There were no loan losses on First Home Savings Bank originated loans for the quarter ended March 31, 1996.

   Noninterest Income. Noninterest income of $125,000 for the quarter ended March 31, 1997 decreased $14,000 from $139,000 for the quarter ended March 31, 1996. Service charges and other fee income increased by $20,000, or 29.4%, from $68,000 for the quarter ended March 31, 1996 to $88,000 for the quarter ended March 31, 1997. This increase was primarily attributable to an increase in demand deposit accounts which, in turn, largely resulted from a checking account program initiated in July 1995.

   During the quarter ended March 31, 1996, there was a $24,000 net gain from the sale of four mutual funds and a FNMA REMIC security. These investments were sold to generate cash flow for the holding company. A $17,000 unrealized loss was recorded during the quarter ended March 31, 1996 to write-down a pool of auto loans puchased to net realizable value. Also during the quarter ended March 31, 1996, a rental property was sold for a gain of $17,000.

   Noninterest Expense. Noninterest expense was $728,000 for the quarter ended March 31, 1997 compared to $747,000 for the quarter ended March 31, 1996. The reduction was due to a decrease in FDIC deposit insurance premiums of $54,000. The one-time SAIF assessment discussed in the next section comparing the nine month periods caused a reduction in the quarterly premiums beginning January 1, 1997. Compensation and employee benefits increased $39,000 due to three additional personnel for the opening of a branch in Theodosia, Missouri and regular annual salary increases. Occupancy and equipment increased $6,000 due to the opening of the branch in Theodosia, Missouri. Expenses for the checking account program in advertising and promotional were reduced by $26,000 as the up-front expenses of setting up the program were charged to the quarter ended March 31, 1996. A cash shortage of $9,000 and increases in telephone, office supplies, and postage made up the $13,000 difference in other expense.


                                      -9-

                 FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


   Net Interest Margin. Net interest margin which was 3.42% for the three months ended March 31, 1996, increased to 3.57% for the three months ended March 31, 1997. Income from earning assets increased by $415,000, or 16.1%, between the two quarters while interest expense increased by $207,000, or 14.4%. Net interest income increased by $208,000, or 18.2%. The average earning asset base increased by $17.2 million, or 12.9%, which was offset by a $18.5 million, or 16.4%, increase in the average interest-bearing liability base.

Comparison of the Nine Months ended March 31, 1997 to the Nine Months Ended
     March 31, 1996.

   Financial Condition. Total assets for the nine months ended March 31, 1997 increased by $16.4 million. An increase in net loans of $10.7 million; an increase in cash and cash equivalents, certificates of deposit purchased and investment securities collectively totalling $4.8 million and a $1.9 million increase in treasury stock were funded by an increase in customer deposits of $8.3 million and advances from Federal Home Loan Bank of $8.6 million.

   Nonperforming assets of $1,438,000, or .90% of total assets at March 31, 1997 was an increase of $172,000 from $1,266,000, or .88% of total assets at June 30, 1996 and an increase of $397,000 from $1,041,000, or .74% of total assets at March 31, 1996. Nonaccrual loans of $130,000 at March 31, 1996 and June 30, 1996 decreased to $56,000 at March 31, 1997.

   Net Income. Net income increased $214,000, or 27.0%, from $791,000 for the nine months ended March 31, 1996 to $1,005,000 for the nine months ended March 31, 1997. Net interest income after provision for loan losses was $3,808,000 for the nine months ended March 31, 1997 compared to $3,182,000 for the nine months ended March 31, 1996. This $626,000 increase was enhanced by a $260,000 increase in noninterest income. Those two increases, however, were largely offset by a $540,000 increase in noninterest expense. Income tax expense increased by $132,000 due to the increase in income before income tax expense.

   Net Interest Income. Net interest income of $3,858,000 for the nine months ended March 31, 1997 increased $624,000 from $3,234,000 for the nine months ended March 31, 1996. Total interest income increased by $1,193,000 while total interest expense increased $569,000.

   Interest Income. Total interest income increased $1,193,000 from $7,448,000 for the nine months ended March 31, 1996 to $8,641,000 for the nine months ended March 31, 1997. The increase was primarily comprised of an increase in income from loans receivable of $1,110,000 from $6,568,000 for the nine months ended March 31, 1996 to $7,678,000 for the nine months ended March 31, 1997. This increase was primarily due to an increase in the average outstanding loan balances during the two periods and partly to interest rate increases on existing adjustable rate loans. Income on investment securities increased by $121,000 to $744,000 for the nine months ended March 31, 1997 compared to $623,000 for the nine months ended March 31,
1996.   The increase reflects a higher average balance of investment securities along with slightly higher average interest rates during the nine months ended March 31, 1997.

   Interest Expense. Total interest expense was $4,783,000 for the nine months ended March 31, 1997, a $569,000 increase from $4,214,000 for the nine months ended March 31, 1996. A $391,000 increase in interest expense on borrowed funds, attributable to additional Federal Home Loan Bank advances, made up the greater portion of the increase in interest expense. An increase in the average balance of customer deposits, slightly offset by a decrease in the average interest rates on the deposits, caused the remainder of the increase.

                                     -10-

               FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
             ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)


   Provision for Loan Losses. Provision for loan losses decreased by $2,000 from $52,000 for the nine months ended March 31, 1996 to $50,000 for the nine months ended March 31, 1997. Actual loan losses, net of recoveries, were $111,000 for the nine months ended March 31, 1997 compared to $1,400 for the nine months ended March 31, 1996. During the nine months ended March 31, 1997, an auto loan pool purchased was written down by $27,500, the balance of the overdraft on a commercial account was written down by $73,500 and a $7,500 loss was recorded caused by foreclosure of a home loan.

   Noninterest Income. Noninterest income of $554,000 for the nine months ended March 31, 1997 increased by $260,000 from $294,000 for the nine months ended March 31, 1996. Service charges and other fee income of $273,000 for the nine months ended March 31, 1997 increased $103,000 from $170,000 for the nine months ended March 31, 1996. This $103,000 increase was primarily attributable to an increase in demand deposit accounts which, in turn, largely resulted from a checking account program initiated in July 1995.

   Gains from sales of securities were $188,000 in the nine months ended March 31, 1997 as six securities were sold by the holding company to increase cash flow. During the nine months ended March 31, 1996, there was a $24,000 net gain from the sale of four mutual funds and a FNMA REMIC security. A $46,000 unrealized loss was recorded during the nine months ended March 31, 1996 to write-down a pool of auto loans puchased to net realizable value. Also during the nine months ended March 31, 1996, a rental property was sold for a gain of $17,000.

   Noninterest Expense. Noninterest expense increased by $540,000 from $2,271,000 for the nine months ended March 31, 1996 to $2,811,000 for the nine months ended March 31, 1997. The increase was attributable to a one-time assessment of $640,000 to fund the Savings Association Insurance Fund (SAIF). The assessment was, however, somewhat offset by a reduction in the premium for the quarter ended March 31, 1997 compared to previous quarterly premiums. The net increase in deposit insurance premiums for the nine month period ended March 31, 1997 therefore was only $594,000. Compensation and employee benefits increased by $84,000, or 6.7%. The increase was attributable to hiring personnel for the Theodosia branch which opened February 22, 1997 and regular annual salary increases.

   Advertising and promotional expense decreased $128,000 as up-front costs associated with initiating the checking account program recognized in the nine months ended March 31, 1996 were eliminated in the nine months ended March 31, 1997. Other noninterest expenses decreased by $19,000 also attributable to a reduction in promotional expenses for the checking account program.


                                      -11-

                FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

   Net Interest Margin. Net interest margin of 3.53% for the nine months ended March 31, 1997 increased .19% from 3.34% for the nine months ended March 31, 1996. The increase in income from earning assets of $1,193,000 was partially offset by the increase in interest expense of $569,000. The average earning assets base increased by $16.7 million, or 12.9%, which was offset by a $17.3 million, or 16.0%, increase in average interest-bearing liabilities.


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

   First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from a $5 million Federal Home Loan Bank line of credit can be drawn as an alternative source of funds. During the periods presented, First Home used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals. At March 31, 1997, First Home had approved loan commitments totaling $1.4 million and undisbursed loans in process of $1.4 million.

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

   With two exceptions, normal daily operating expenses are not expected to show an appreciable change. The first exception is the anticipation of slightly higher operating expenses because of the new Theodosia branch opened in late February of 1997. Secondly is the anticipation of significantly lower FDIC insurance premiums because of the one-time assessment funded in late 1996.

   Interest expense on customer deposits is expected to increase slightly over the near future as the deposit base gradually increases, rates on existing interest bearing transaction accounts remain stable and maturing certificates of deposit are reinvested at slightly higher interest rates. Interest income is expected to gradually increase over the near future as new loans are funded, and interest rates remain basically constant or are gradually increased on current adjustable-rate loans. The net result is the current scenario, which is expected to continue into the near future, of First Home Savings Bank cost of deposits increasing slightly faster than return on FHSB originated loans. Also to be considered are $9.5 million of FHLB advances which mature over the last half of calendar 1997. If extended at current market rates, interest expense on borrowings will increase.


                                    -12-

                  FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)

   At March 31, 1997, certificates of deposit were $76.4 million, or 66% of First Home's total deposits, including $38.0 million of fixed rate certificates scheduled to mature within twelve months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and the Federal Home Loan Bank line of credit and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

   The Office of Thrift Supervision requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. First Home's liquidity ratio was 16.04% at March 31, 1997 and its short-term liquidity ratio at March 31, 1997 was 15.05% First Home consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

   The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at March 31, 1997.

                                                  Percent of Adjusted
                                     Amount           Total Assets
                                   ----------     -------------------
                                             (Unaudited)
                                        (Dollars in thousands)
Tangible capital                     $18,440            11.7%
Tangible capital requirement           2,368             1.5
                                     -------            -----
Excess                               $16,072            10.2%
                                     =======            =====

Core capital                         $18,440            11.7%
Core capital requirement               4,736             3.0
                                     -------            -----
Excess                               $13,704             8.7%
                                     =======            =====

Risk-based capital                   $18,607            18.4%
Risk-based capital requirement	        8,082             8.0
                                     -------            -----
Excess                               $10,525            10.4%
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


                                       First Bancshares, Inc.



Date:  May  12, 1997                   By: /s/ Stephen H. Romines
                                          ---------------------------
                                           Stephen H. Romines
                                           Chairman, President
                                             CEO


                                       By: /s/ Susan J. Uchtman
                                          -----------------------
                                           Susan J. Uchtman
                                             CFO






23