Form 10KSB
period 1997-06-30
FIRST BANCSHARES INC /MO/
filed 1997-09-30
CIK 912967

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                        ----------------------------

                              FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1997  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number:  0-22842
                                             ----------
                           FIRST BANCSHARES, INC.
     --------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

        Missouri                                 43-1654695
     -----------------                           -------------
   (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

    142 E. First Street
    Mountain Grove, Missouri                        65711
    -------------------------                      --------
   (Address of principal executive offices)       (Zip Code)

    Registrant's telephone number, including area
        code:  (417) 926-5151
               --------------
    Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act:

              Common Stock, par value $0.01 per share
              ---------------------------------------
                       (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO

    Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. /_X_ /

    The registrant's revenues for the fiscal year ended June 30, 1997 were $12,092,000.

    As of September 26, 1997, there were outstanding 1,100,054 shares of the Registrant's Common Stock. The Registrant's voting stock is traded over-the-counter and is listed on the Nasdaq Stock Market ("Nasdaq/NMS") under the symbol "FBSI." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq/NMS on September 26, 1997, was $19,469,017. For purposes of this calculation, officers and directors of the Registrant, the Employee Stock Ownership Plan and the Management Recognition Plan are considered affiliates of the Registrant.

               DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of Annual Report to Stockholders for the Fiscal Year
      Ended June 30, 1997. (Parts I and II)

2.  Portions of Proxy Statement for the 1997 Annual Meeting of
      Stockholders. (Part III)

Transitional Small Business Disclosure Format (check one)
                       Yes     No  X
                          ----   -----



                               PART I

Item 1.  Business

General

     First Bancshares, Inc. ("First Bancshares" or the "Company"), a Missouri corporation, was incorporated on September 30, 1993 for the purpose of becoming the holding company for First Home Savings Bank ("First Home" or the "Savings Bank") upon the Savings Bank's conversion from a state-chartered mutual to a state-chartered stock savings and loan association ("Conversion"). The Conversion was completed on December 22, 1993. At June 30, 1997, the Company had consolidated total assets of $164.0 million, total customer deposits of $117.7 million and stockholders' equity of $22.2 million. First Bancshares has not engaged in any significant activity other than holding the stock of First Home. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Savings Bank and its subsidiaries.

     The Savings Bank is a Missouri-chartered, federally insured stock savings and loan association organized in 1911. The Savings Bank conducts its business from its home office in Mountain Grove and five full service branch facilities in Marshfield, Ava, Gainesville, Sparta and Theodosia, Missouri. The deposits of the Savings Bank are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").



     The Savings Bank provides its customers with a full array of community banking services. The Savings Bank is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with other funding sources, to invest in one- to four-family residential mortgage loans and, to a lesser extent, multi-family residential, consumer, and commercial mortgage loans, including home equity loans, for its loan portfolio, as well as for mortgage-backed and U.S. Government and agency securities and other assets. At June 30, 1997, the Savings Bank's net loans were $134.1 million, or 81.8% of consolidated total assets, including $105.7 million, or 76.82% of total loans secured by one- to four-family properties, $22.0 million, or 15.98% of total loans secured by other real estate and $7.8 million of consumer loans, or 5.63% of total loans. As discussed in following areas, ARM loans account for approximately 93% of the total loan portfolio.



     In early September 1997, First Home Savings Bank received notification it was the successful bidder for a branch bank with locations in two small southwest Missouri towns. The acquisition is contingent upon negotiation of a final contract with the seller and regulatory approval. Closing of the transaction, assuming all contingencies can be met, is expected to occur in early
1998. Branch deposits to be acquired, which are subject to change by the closing of the transaction, totaled approximately $20.0 million at June 30, 1997.

Market Area

     The Savings Bank is headquartered in the town of Mountain Grove, in Wright County, Missouri. Wright County has a population of approximately 17,000 and its economy is highly diversified, with an emphasis on the beef and dairy industry. The Savings Bank's market area is predominantly rural in nature and its deposit taking and lending activities primarily encompass Wright, Webster, Douglas, Christian and Ozark counties. Companies in the area include
Hutchens Steel, Paramont Cap, Arlee Home Fashions, Copeland Corporation, and Rawlings. The Savings Bank also transacts a significant amount of business in Texas, Greene and Taney counties, Missouri. The area, especially Ozark County due to its proximity to the Norfolk and Bull Shoals lakes, has experienced a rather slow but steady growth from retirees. Economic conditions in the Savings Bank's market area have been stable.

     The Savings Bank has also established a limited lending presence in and around Kimberling City in Taney and Stone counties, Missouri. That area has enjoyed significant growth due to its proximity to the resort area of Branson and Table Rock Lake. Most of the Savings Bank's lending in this area has been limited to owner occupied single-family homes.

                                 1
Selected Consolidated Financial Information

     This information is incorporated by reference from pages 4 and 5 of the 1997 Annual Report to Stockholders ("Annual Report") attached hereto as Exhibit 13.

Yields Earned and Rates Paid

     The earnings of the Savings Bank depend largely on the spread between the yield on interest-earning assets (primarily loans and investments) and the cost of interest-bearing liabilities (primarily deposit accounts and FHLB advances), as well as the relative size of the Savings Bank's interest-earning assets and interest-bearing liability portfolios.

     The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities. Average balances for a period have been calculated using the average monthly balances for the period.

                                  2



                                                                       Years Ended June 30,
                                     -----------------------------------------------------------------------------------------
                                                 1997                           1996                           1995
                                     ---------------------------   ---------------------------   -----------------------------
                                                Interest                       Interest                      Interest
                                     Average      and      Yield/   Average       and    Yield/   Average     and       Yield/
                                     Balance(2) Dividends   Cost    Balance(2) Dividends  Cost    Balance(2) Dividends   Cost
                                     ---------  ---------  ------   ---------  ---------  ----    ---------  --------   ------
                                                                      (Dollars in thousands)
Interest-earning assets:
 Loans(1)............................ $126,587  $10,420    8.23%    $111,335  $ 8,946    8.03%    $ 93,384  $ 7,027    7.52%
 Mortgage-backed securities..........    2,374      161    6.76        3,035      201    6.62        3,221      243    7.54
 Investment securities...............   16,834    1,029    6.11        3,275      803    6.05       17,738    1,049    5.91
 Daily interest-bearing deposits.....    1,723       85    4.93        3,223      163    5.06        1,704       66    3.87
 Federal funds sold                         -	        -       -             3       -       -           180        5    2.77
                                      --------   ------             --------  -------            ---------  -------
    Total interest-earning assets....  147,518   11,695    7.93      130,871   10,113    7.73      116,227    8,390    7.22
Non-interest earning assets:
 Office properties and equipment, net    2,349                         2,003                         1,736
 Real estate, net....................    1,159                           876                           441
 Other non-interest-earning assets...    3,511                         2,614                         2,515
                                     ---------                      --------                      --------
   Total assets...................... $154,537                      	$136,364                      $120,919
                                      ========                      ========                      ========

Interest-bearing liabilities:
 Passbook accounts................... $  5,621      170    3.02     $  5,182      164    3.17     $  5,044      160    3.17
 NOW and Super Saver accounts........   28,140      881    3.13       26,353      858    3.25       25,820      866    3.35
 Certificates of deposit.............   75,223	    4,326    5.75       68,475    4,021    5.87       62,520    3,428    5.48
                                      --------    -----             --------   ------              -------    -----
   Total deposits....................  108,984    5,377    4.93      100,010    5,043    5.04       93,384    4,454    4.77

 Other interest-bearing liabilities..   19,011    1,116    5.87       10,404      618    5.94        2,059	      100    4.86
                                      --------   ------             --------   ------              -------    -----

   Total interest-bearing liabilities  127,995    6,493    5.07      110,414    5,661    5.13       95,443    4,554    4.77

Non-interest-bearing liabilities:
 Other liabilities...................    3,902                         2,362                     	    1,319
                                     ---------                      --------                      --------
   Total liabilities.................  131,897                       112,776                        96,762


Stockholders' equity.................   22,640                        23,588                        24,157
                                     ---------                      --------                      --------
   Total liabilities and
     stockholders' equity.............$154,537                      $136,364                     $120,919
                                      ========                      =========                    ========
Net interest income...................           $5,202                         $4,452                       $3,836
                                                 ======                         ======                       ======

Interest rate spread..................                     2.86%                          2.60%                        2.45%

Net interest margin...................                     3.53%                          3.40%                        3.30%

Ratio of average interest-earning
 assets to average interest-
 bearing liabilities..................   115%                           119%                        122%
__________________
(1)  Average balances include nonaccrual loans and loans 90 days or more past due. The corresponding interest up to the date of nonaccrual status has been included in the "Interest and Dividends" column.
(2)  Average balances for a period have been calculated using the average monthly balances for the respective year

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


                                                    At June 30,       Years Ended June 30,
                                                        1997         1997     1996     1995
                                                    ----------       -----    -----    -----

Weighted average yield on loan portfolio..............  8.29%        8.23%    8.03%    7.52%
Weighted average yield on mortgage-backed
  securities..........................................  6.92         6.76     6.62     7.54
Weighted average yield on investment securities.......  6.20         6.11     6.05     5.91
Weighted average yield on interest-bearing deposits...  6.28         4.93     5.06     3.87
Weighted average yield on federal funds sold..........   --           --       --      2.77
Weighted average yield on all interest-
  earning assets......................................  8.02         7.93     7.73     7.22
Weighted average rate paid on total deposits..........  4.83         4.93     5.04     4.77
Weighted average rate paid on FHLB advance............  5.84         5.87     5.94     4.86
Weighted average rate paid on all interest
 -bearing liabilities.................................  5.00         5.07     5.13     4.77
Interest rate spread (spread between weighted
 average rate on all interest-earning assets
 and all interest-bearing liabilities)................  3.02         2.86     2.60     2.45
Net interest margin (net interest income
  (expense) as a percentage of average
  interest-earning assets)............................   N/A         3.53     3.40     3.30

                                                         4



Rate/Volume Analysis

     The following table sets forth the effects of changing rates and volumes on net interest income of the Company and Savings Bank. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (iii) changes in rate/volume (change in rate multiplied by change in volume); and (iv) the net changes (the sum of the previous columns).

                                      Years Ended June 30,                 Years Ended June 30,
                                       1997 Compared to 1996                1996 Compared to 1995
                                         Increase (Decrease)                 Increase (Decrease)
                                                 Due to                             Due to
                                   ----------------------------------    -------------------------------
                                                       Rate/                               Rate/
                                    Volume     Rate    Volume   Net       Volume   Rate    Volume    Net
                                    -------   ------   ------  -----      -------  ----   --------  -----
                                                              (In thousands)
Interest-earning assets:
 Loans(1)..........................   $1,225   $ 223    $ 26   $1,474     $1,350   $ 476    $ 93   $1,919
 Mortgage-backed securities........      (44)      4      --      (40)       (14)    (30)      2      (42)
 Investment securities.............      215       8       3      226       (264)     25      (7)    (246)
 Daily interest-bearing deposits...      (76)     (4)      2      (78)        59      20      18       97
 Federal funds sold................       --	      --      --       --         (5)     (5)      5       (5)
                                    ---------  ------   -----  -------    -------   -----   -----  -------
Total net change in income on
 interest-earning assets...........    1,320     231      31    1,582      1,126     486     111    1,723
                                     -------   ------   -----  -------    -------   ------  -----  -------

Interest-bearing liabilities:
 Interest-bearing deposits.........      452    (110)     (8)     334        317     253      19      589
 FHLB advances.....................      511      (7)     (6)     498        406      22      90      518
 Other borrowings..................       --      --      --       --         --      --      --       --
                                     -------   -----    ----    -----     ------   -----    -----   -----

Total net change in expense on
 interest- bearing liabilities.....      963    (117)    (14)     832        723     275     109   1,107
                                      ------  ------   -----   ------     ------  ------  ------  ------
Net change in net interest income..   $  357  $  348   $  45   $  750     $  403  $  211  $    2  $  616
                                      ======  ======  ======   ======     ======  ======  ======  ======

(1)  Includes interest on loans 90 days or more past due.
                                                   5





Interest Rate Sensitivity of Net Portfolio Value

The table below measures interest rate risk by estimating the change in market value of the Savings Bank's assets, liabilities, and off-balance sheet contracts in response to an instantaneous change in the general level of interest rates. The procedure for measuring interest rate risk was developed by the Office of Thrift Supervision ("OTS") to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period) used previously by the OTS. The model first estimates the level of the Savings Bank's market value of portfolio equity ("MVPE") (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Savings Bank's MVPE under different interest rate scenarios. The change in MVPE under the different interest rate scenarios provides a measure of the Savings Bank's exposure to interest rate risk. The data presented below is as of June 30, 1997.

                        -400      -300     -200      -100                 +100     +200      +300      +400
                        Basis     Basis    Basis     Basis       No      Basis     Basis     Basis     Basis
                        Points    Points   Points    Points     Change   Points    Points    Points    Points
                       -------   -------  -------   --------  -------   -------  --------  --------  --------
                                                          (In thousands)
ASSETS
Mortgage loans and
 securities.............  $132,608   $131,264   $130,130   $129,169   $128,155   $126,669   $124,432   $121,612   $118,514
Non-mortgage loans......     9,953      9,927      9,901      9,876      9,851      9,827      9,803      9,779      9,756
Cash, deposits and
 securities.............    23,100     22,849     22,602     22,360     22,123     21,890     21,660     21,435     21,214
Premises and
 equipment..............     3,262      3,262      3,262      3,262      3,262      3,262      3,262      3,262      3,262
Other assets............ 	    1,548      1,786      2,320      3,081      3,916      4,708      5,459      6,174      6,853

TOTAL...................  $170,471   $169,088   $168,215   $167,748   $167,307   $166,356   $164,616   $162,262   $159,599
                          =========  =========  =========  ========   ========   ========   ========   =========  =========

LIABILITIES
Deposits................  $120,214   $119,578   $118,951   $118,341   $117,744   $117,161   $116,589   $116,030   $115,484
Borrowings..............    25,595     25,238     24,891     24,552     24,222     23,900     23,587     23,281     22,982
Other liabilities.......       291        290        290        289        289        289        288        288        288
                          --------   --------   --------   --------   --------   --------   --------   --------   --------
TOTAL...................  $146,100   $145,106   $144,132   $143,182   $142,255   $141,350   $140,464   $139,599   $138,754
                          ========   ========   ========   ========   ========   ========   ========   ========   ========


MARKET VALUE OF
 PORTFOLIO EQUITY       ..$ 24,371   $ 23,982   $ 24,083   $ 24,566   $ 25,052   $ 25,006   $ 24,152   $ 22,663   $ 20,845
                          ========   ========   ========   ========   ========   ========   ========   ========   ========

                                                            6




Lending Activities

     General. The principal lending activity of the Savings Bank is the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing single-family owner occupied homes within its primary market area. In an attempt to diversify its lending portfolio, however, the Savings Bank also originates real estate loans, consumer loans, mobile home loans, home improvement loans, commercial loans, business loans, student loans, and loans secured by savings accounts. In addition to loans within the Savings Bank's primary market area, the Savings Bank also has originated 19 single-family loans, one condominium loan and four land loans in Kansas, Texas, Tennessee, Arkansas, California and Colorado. The aggregate balance of these 24 loans at June 30, 1997 was $1.1 million and all were performing according to their terms at that date.

     At June 30, 1997, the Savings Bank's net loans receivable totaled approximately $134.1 million representing approximately 81.77% of consolidated total assets. Since 1973, the Savings Bank has primarily originated ARM loan products. At June 30, 1997, ARM loans accounted for $127.6 million or 92.73% of the total loan portfolio. The Savings Bank focuses on serving the needs of its local community and strongly believes in a lending philosophy that stresses individual customer service and flexibility in meeting the needs of its customers.

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

                                                                           At June 30,
                              -----------------------------------------------------------------------------------------------------
                                     1997                 1996                 1995                 1994                 1993
                               -----------------    -----------------    -----------------    -----------------   -----------------
                                Amount   Percent     Amount   Percent     Amount   Percent     Amount   Percent    Amount   Percent
                              ---------  -------    --------  -------    --------  -------    --------  -------    --------  -------
                                                                     (Dollars in thousands)
Type of Loan:
------------

 Residential.................  $105,700   76.82%    $ 95,534   77.44%    $ 82,891   79.12%    $ 70,320   80.17%   $ 61,721   80.76%
 Commercial..................    10,876    7.90        9,159    7.42        7,074    6.75        5,497    6.27       4,363    5.71
 Land........................     6,828    4.97        5,781    4.69        4,272    4.08        3,464    3.95       2,774    3.63
 Second mortgage loans.......     4,278    3.11        3,727    3.02        2,731    2.60        1,812    2.07       1,736    2.27
                               --------   -----     --------   -----     --------  ------    ---------   ------   --------   -----
   Total mortgage loans......   127,682   92.80      114,201   92.57       96,968   92.55       81,093   92.46      70,594   92.37
                               --------   -----     --------   -----     --------  ------    ---------   -----    --------   -----

Other Loans:
 Automobile loans............     4,334    3.15        4,184    3.39        3,084    2.95        2,685    3.06       2,245    2.94
 Savings account loans.......     1,301    0.94        1,282    1.04        1,145    1.09          941    1.08         718    0.94
 Mobile home loans...........       743    0.54          745    0.60          622    0.59          583    0.66         533    0.69
 Other consumer..............     1,373    1.00          916    0.75          811    0.78          947    1.08         976    1.28
 Commercial business.........     2,162    1.57        2,035    1.65        2,142    2.04        1,460    1.66       1,360    1.78
                               --------   -----     --------  ------      -------  ------     --------  ------    --------  ------
   Total other loans.........     9,913    7.20        9,162    7.43        7,804    7.45        6,616    7.54       5,832    7.63
                               --------   -----     --------  ------      -------  ------     --------  -------   --------  ------

   Total loans...............   137,595  100.00%     123,363  100.00%     104,772  100.00%      87,709  100.00%     76,426  100.00%
                               --------  =======    --------  =======     -------  =======     -------  =======   --------  ======

Add:

 Unamortized deferred loan costs,
  net of origination fees....       107                   70                   46                   21                --

Less:

 Undisbursed loans in process     3,117                4,133                 2,945               1,474             2,878
 Unamortized loan origination fees,
  net of direct costs........       --                   --                    --                   --               --
 Allowance for possible loan
   losses....................       481                  520                   442                 479               470
                               --------             --------               -------             -------           -------

Total loans receivable, net..  $134,104             $118,780              $101,431             $85,777           $73,078
                               ========             ========              ========             =======           =======

                                                                              8






                                                                     At June 30,
                             ------------------------------------------------------------------------------------------------
                                   1997               1996                 1995                 1994               1993
                             ----------------    ----------------     ----------------     ----------------   ----------------
                              Amount  Percent     Amount  Percent      Amount  Percent      Amount  Percent     Amount  Percent
                             -------  -------    -------  -------     -------  -------     -------  -------   --------  -------
                                                                 (Dollars in thousands)


Type of Security:
Residential real estate
  Second mortgage loans......  $  3,805   2.77%     $  3,356   2.72%     $  2,355   2.25%     $  1,812   2.07%    $  1,736   2.27%
  One-to-four family.........   105,700  76.82        95,534  77.44        82,891  79.12        70,320  80.17       60,380  79.00
  Multi-family...............     1,119   0.81         1,190   0.97         1,391   1.33         1,267   1.45        1,341   1.76
Commercial or industrial real
    estate...................    10,123   7.36         8,283   6.71         5,977   5.70         4,230   4.82        4,363   5.71
Land.........................     6,935   5.04         5,838   4.73         4,354   4.15         3,464   3.95        2,774   3.63
Commercial or industrial assets   2,162   1.57         2,035   1.65         2,142   2.04         1,460   1.66        1,360   1.78
Automobile...................     4,334   3.15         4,184   3.39         3,084   2.95         2,685   3.06        2,245   2.94
Savings accounts.............     1,301   0.94         1,282   1.04         1,145   1.09           941   1.08          718   0.94
Mobile homes.................       743   0.54           745   0.60           622   0.59           583   0.66          533   0.69
Other........................     1,373   1.00           916   0.75           811   0.78           947   1.08          976   1.28
                               --------  -----       -------  -----        ------  -----        ------  -----      -------  -----

   Total.....................   137,595 100.00%      123,363 100.00%      104,772 100.00%       87,709 100.00%      76,426 100.00%
                                        =======              =======              =======              =======             =======

Add:

 Unamortized deferred loan costs,
 net of origination fees.....       107                   70                   46                   21                  --

Less:
 Undisbursed loans in process     1,185                1,535                  841                   20                1,421
 Due to borrowers on construction
   loans.....................     1,932                2,598                2,104                1,454                1,457
 Allowance for possible loan losses 481                  520                  442                  479                  470
                               --------             --------             --------              -------             --------

 Total loans receivable, net.  $134,104             $118,780             $101,431              $85,777              $73,078
                               ========             ========             ========              =======              =======

                                                            9



     One- to Four-Family Residential Loans. The primary lending activity of the Savings Bank has been the origination of mortgage loans to enable borrowers to purchase existing homes, to construct new single-family homes or refinance existing debt on their homes. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses at a minimum. At June 30, 1997, approximately $105.7 million, or 76.82% of the Savings Bank's gross loan portfolio, consisted of loans secured by one- to four-family residential real estate.

     The Savings Bank presently originates ARM loans secured by one- to four-family properties with loan terms of 10 to 30 years. Since 1973, the Savings Bank has originated almost exclusively ARM loan products. Initially, ARM loans were indexed to the Savings Bank's cost of money. In 1979, the Savings Bank discontinued the use of the indexed ARM loans and changed to its current policy of non-indexed ARMs, which generally allows, but does not require, the Savings Bank to adjust the interest rate once a year, up or down, not to exceed 1% per year. Loans of this nature originated after 1988 generally are limited to a 6% maximum increase over the life of the loan.

     The Savings Bank does not charge points on ARM loans. In addition, the Savings Bank does not charge appraisal fees. It quotes an interest rate, or base rate, with no points and gives the borrower the option, if desired, to pay a 1% fee, but obtain the loan at 1% below the Savings Bank's base rate for the first year of the loan. Construction borrowers can pay a 2% fee and receive a 2% reduction in the initial interest rate for the first year of the loan. The Savings Bank funds most of its loan commitments in a relatively short period of time. If a commitment expires, the Savings Bank will generally renew the commitment upon request.

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

     The Savings Bank's lending policies generally limit the maximum loan-to-value ratio on adjustable rate residential mortgage loans to 85% of the lesser of the appraised value or purchase price of the underlying residential property. The Savings Bank requires title insurance or an abstract extension and attorney's opinion, fire and casualty coverage and a flood zone determination on all mortgage loans originated or purchased. All of the Savings Bank's real estate loans contain "due on sale" clauses. The Savings Bank personnel prepare all property evaluations at no expense to the borrower unless the property is outside its normal lending territory, in which event, independent appraisers are utilized. At June 30, 1997, the maximum loan-to-value ratio on loans to local borrowers was generally 85%.

     At June 30, 1997, the Savings Bank had $5.9 million in interim construction loans in its portfolio with maximum loan to value ratios of 80% to 85%. Most of these loans are residential construction loans for single- or multi-family dwelling units. All of these loans automatically convert into permanent residential real estate loans.

     Multi-Family Residential Loans. At June 30, 1997, approximately $1.1 million, or .81% of the Savings Bank's gross loan portfolio consisted of nine loans secured by multi-family residential real estate. Multi-family real estate loans are generally originated at 80% of the appraised value of the property or selling price, whichever is less, and carry adjustable rate mortgages with the principal amortized over 10 to 30 years. Loans secured by multi-family real estate are generally larger and involve a greater degree of risk than one- to four- family residential loans. In addition, multi-family real estate loans carry risks similar to those associated with commercial real estate lending.
See " -- Consumer and Commercial Business Loans."

     At June 30, 1997, the Savings Bank's largest multi-family residential loan was a $228,000 loan secured by five separate properties with a total of 12 rental units in Harrison, Arkansas and a 400 acre farm in Douglas County, Missouri. At June 30, 1997,

                                       10

the Savings Bank had no multi-family residential loans that the Savings Bank originated that were delinquent 60 days or more. See "-- Non-Performing Assets and Delinquencies."

     Land and Commercial Real Estate Loans. The Savings Bank had land and commercial real estate loans outstanding of $17.7 million at June 30, 1997. The commercial real estate loans originated by the Savings Bank are primarily secured by commercial buildings. Land loans on property located primarily in the Savings Bank's primary market area amounted to $6.8 million or 4.97% of the total loan portfolio at June 30, 1997. The Savings Bank's land loans generally are secured by farm land and involve the risks associated with general agricultural conditions.

     The Savings Bank does not actively solicit or originate commercial real estate loans. At June 30, 1997, the Savings Bank's largest commercial real estate loan was a $445,000 loan secured by an automobile dealership building located in its market area which was performing according to its terms. Of primary concern in commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the property. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to supply and demand in the market in the type of property securing the loan and therefore, may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, the borrowers' ability to repay the loan may be impaired.

     Consumer and Commercial Business Loans. The Savings Bank's consumer loans consist of car loans, appliance dealer loans, mobile home loans, savings account loans, and various other consumer loans. At June 30, 1997, the Savings Bank's consumer loans totaled approximately $7.8 million, or 5.63% of the Savings Bank's total loans. Subject to market conditions, management expects to continue to market and originate consumer loans as part of its strategy to provide a wide range of personal financial services to its depository customer base and as a means to enhance the interest rate sensitivity of the Savings Bank's interest-earning assets and its interest rate spread.

     In May 1994, the Savings Bank purchased a pool of car loans totaling $250,000 through a private placement. Principal and interest payments are made on the loans monthly and paid to the Savings Bank. At June 30, 1997, the balance of these loans, after write-offs of $25,000, totaled $41,000. Based on information from the loan servicer concerning delinquencies, repossessions and individual balances written-off, the Savings Bank has established a reserve of $21,000 at June 30, 1997 for the remaining loans.

     The Savings Bank also purchases consumer loans from two local appliance dealers. Such loans are made by the appliance dealers to the dealer's customers. At June 30, 1997, such loans amounted to $161,000. Reserves for losses maintained by the dealers at June 30, 1997 totaled $26,000. These loans are originated by the dealers and are assigned, with recourse, to the Savings Bank. Payments are made directly to the dealers by the borrower and any losses are borne by the dealer rather than the Savings Bank. The Savings Bank obtains and reviews regularly updated financial statements of the appliance dealers and monitors the individual loans purchased.

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

                                       11

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, mobile homes, boats and recreational vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.
The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Savings Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. Historically, the Savings Bank has had a low level of delinquencies on its consumer loans. See
"-- Non-Performing Assets and Delinquencies." At June 30, 1997, only $122,000 of the Savings Bank's consumer loan portfolio was 90 days or more past due.

     Other loans consist of commercial loans with no real estate as security, business equipment loans, farm equipment loans and cattle loans. As of June 30, 1997, 1996 and 1995, these loans totaled $2.2 million, $2.0 million and $2.1 million, respectively. Not only did the dollar amount of other loans remain stable, the ratio of other loans as a percent of total loans likewise remained relatively constant during the three years ended June 30, 1997 at 1.57%, 1.65% and 2.04%, respectively. These ratios are an indication that the Savings Bank does not particularly emphasize loans of this type, but may make such loans for well qualified customers. There have been no losses from the "other loans" category in the past three fiscal years.

     Second Mortgage Loans. The Savings Bank offers adjustable rate second mortgage loans that are usually made on the security of the borrower's residence. Loans normally do not exceed 80% to 85% of the appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 20 to 25 years requiring monthly payments of principal and interest. At June 30, 1997, second mortgage loans amounted to $4.3 million, or 3.11% of total loans of the Savings Bank.

                                       12



Loan Maturity and Repricing

     The following table sets forth certain information at June 30, 1997 regarding the dollar amount of loans maturing in the Savings Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less. Mortgage loans which have adjustable rates are shown as maturing at their next repricing date. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                            After One Year   After 3 Years    After 5 Years
                          Within One Year  Through 3 Years  Through 5 Years  Through 10 Years  Beyond 10 Years     Total
                          ---------------  ---------------  ---------------  ----------------  ---------------   ---------
                                                     (Dollars in thousands)
Real estate mortgage.........  $109,435        $   45           $   25            $    --          $    --       $109,505
Commercial real estate.......    11,242            --               --                 --               --         11,242
Land.........................     6,935            --               --                 --               --          6,935
Mobile home..................       741             2               --                 --               --            743
Automobile...................     4,263            71               --                 --               --          4,334
Savings account loans........     1,190           106                5                 --               --          1,301
Other consumer...............     1,177           196               --                 --               --         1,373
Commercial business..........     2,113            49               --                 --               --         2,162
                               --------         -----            ------            -------         -------      ---------
     Total loans.............  $137,096       $   469            $   30           $    --          $    --       $137,595
                               ========       =======            ======           ========         ========      ========


     The following table sets forth the dollar amount of all loans due one year after June 30, 1997, all of which have fixed interest rates.

                                   Fixed
                                   Rates
                                  -------
                               (In thousands)
Real estate mortgage.........     $   70
Commercial real estate.......         --
Land.........................         --
Mobile home..................          2
Automobile...................         71
Savings account loans........        111
Other consumer...............        196
Commercial business..........         49
                                  ------
     Total                        $  499
                                  ======

                                                                         13


     The following table sets forth scheduled contractual amortization of loans and mortgage-backed securities at June 30, 1997 and the dollar amount of such loans and mortgage-backed securities at the date which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                           At June 30, 1997
                              -----------------------------------------------------
                                                     Commercial           Mortgage-
                              Mortgage    Consumer    Business     Total    Backed
                               Loans       Loans       Loans       Loans  Securities
                              --------    --------   ----------   ------  ----------
                                                  (In thousands)

Amounts due:
 Within one year...........  $    971     $2,886     $  221       $  4,078    $ --
 After one year
  through three years......     4,852      2,378       1,362         8,592      --
 After three years
  through five years.......     1,987      1,669         214         3,870      --
 After five years..........   119,872        818         365       121,055     828
                             --------     ------      ------      --------   -----
     Total.................  	$127,682     $7,751      $2,162      $137,595    $828
                             ========     ======      ======      ========    ====

Interest rate terms
 on amounts due after
 one year:
   Fixed...................  $     70     $  380      $   49      $    499    $191
   Adjustable..............   126,641      4,485       1,892       133,018     637
                             -------     ------      ------       --------    ----
      Total................  $126,711     $4,865      $1,941      $133,517    $828
                             ========     ======      ======      ========    ====


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

     The Savings Bank has occasionally purchased loans from other financial institutions or three local appliance dealers, as discussed above. See "-- Consumer and Commercial Business Loans." The Savings Bank did not purchase any whole mortgage loans during 1997.

                                    14


The following table shows total mortgage loans originated, purchased, sold and repaid during the periods indicated.

                                                                 Years Ended June 30,
                                                      --------------------------------------
                                                        1997            1996           1995
                                                      --------        --------       -------
                                                             (In thousands)
Total mortgage loans at beginning of period.........  	$114,201       $ 96,968       $ 81,093
Loans originated:
 One-to-four family residential.....................    33,414         32,452         25,817
 Multi-family residential and commercial real estate     4,539          4,254          3,052
 Land...............................................     2,622          3,528          1,646
                                                      --------       --------       --------
   Total loans originated...........................    40,575         40,234         30,515

Loans purchased:
 Single-family residential..........................        --            358             --
 Participation loans................................        --             --            117
                                                       -------         ------        -------
   Total loans purchased............................        --            358            117

Loans sold.      ...................................        --             --             --

Mortgage loan principal repayments..................    26,870          23,359        14,711
                                                      --------        --------      --------

Other-loans charged off or
 transferred to other real estate(1)................       224              --           46
                                                      --------         --------     -------
   Total other activity.............................       224               --          46
                                                      --------         --------     -------

Total gross mortgage loans at end of period.........  $127,682        $114,201      $96,968
                                                      ========        ========      =======

Total mortgage-backed certificates at beginning of
 period.............................................  $  2,831        $  3,134      $ 3,420
Mortgage-backed purchased...........................        --              --           --
Mortgage-backed sold................................    (2,000)             --           --
Principal repayments................................      (128)           (265)        (229)
Amortization of premiums............................        --              (3)          (4)
Adjustment to market value..........................       125             (35)         (53)
                                                      --------        --------      -------
Total mortgage-backed at end of period..............  $    828        $  2,831      $ 3,134
                                                      ========        ========      ========

-------------
(1) Loans transferred to other real estate amounted to $114,000, $0 and $43,000 in 1997, 1996 and 1995, respectively. Loans charged off amounted to $110,000, $0 and $3,000 in 1997, 1996 and 1995, respectively.

                                       15


     Loan Commitments. The Savings Bank issues commitments for adjustable rate one- to four-family residential mortgage loans that are honored for up to a maximum of 30 days from approval. If the commitment expires, it is generally renewed upon request without penalty or expense to the borrower at the current market rate.
The Savings Bank had outstanding net loan commitments of approximately $567,000 at June 30, 1997. See Note 14 of the Notes to the Consolidated Financial Statements.

     Loan Origination and Other Fees. The Savings Bank does not charge points on ARM mortgage loans. Instead, it quotes an interest rate, or base rate, with no points and gives the borrower the option, if desired, to pay a 1% fee, but obtain the loan at 1% below the Savings Bank's base rate at the time the loan is issued. Subsequent increases in the loan's interest rate are based upon the reduced rate rather than the base rate. Construction borrowers can pay a 2% fee and receive a 2% reduction in the initial rate. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are sold are recognized as income at the time of sale. The Savings Bank had $107,000 net deferred loan costs at June 30, 1997.

     Non-Performing Assets and Delinquencies. When a mortgage loan borrower fails to make a required payment by the end of the month in which the payment is due, the Savings Bank generally institutes collection procedures. The first notice is generally mailed to the borrower, or a phone call made, within 10 days of the end of the month, and if necessary, a second notice follows at the end of the next two week period. In most cases, delinquencies are cured promptly; however, if the Savings Bank is unable to make contact with the borrower to obtain full payment, or, if that is not possible, work out a repayment schedule, a notice to commence foreclosure may be mailed to the borrower. The Savings Bank makes every reasonable effort, however, to work with delinquent borrowers. Understanding that borrowers sometimes cannot make payments because of illness, loss of employment, etc., the Savings Bank will attempt to work with delinquent borrowers who are communicating and cooperating with the Savings Bank.

     The Savings Bank institutes the same collection procedures for non-mortgage loans.



     The Board of Directors is informed on a monthly basis as to the status of all mortgage and non-mortgage loans that are delinquent 60 days or more, as well as the status on all loans currently in foreclosure or owned by the Savings Bank through foreclosure.

     The table below sets forth the amounts and categories of non-performing assets in the Savings Bank's loan portfolio at the dates indicated. Loans are placed on non-accrual status only when the Savings Bank determines there is little, if any, likelihood they will be repaid. The loans are fully reserved at that time, through appropriate loss reserves and are kept on the books as long as some principal is being repaid. The Savings Bank has no reserves for uncollected interest and does not accrue interest on the non-accrual loans. The Savings Bank would have recorded interest income of $4,300, $4,300 and $4,100 on non-accrual loans during the years ended June 30, 1997, 1996 and 1995, respectively, if such loans had been performing during such periods. The Savings Bank did not recognize interest income on loans after being placed on a non-accrual basis during the years ended June 30, 1997, 1996 and 1995.

                                       16

     The following table sets forth information with respect to the Savings Bank's non-performing assets at the dates indicated. At the dates shown, the Savings Bank had no restructured loans within the meaning of SFAS 15.

                                                    At June 30,
                                     ------------------------------------------
                                      1997     1996     1995     1994     1993
                                     ------   ------   ------   ------   ------
                                               (Dollars in thousands)
Loans accounted for on
 a nonaccrual basis:
  Real estate:
   Residential....................  $   --    $   --   $   --   $   --   $  3
   Commercial.....................      --        --       --       --     --
  Commercial business.............      48       121       40       40     11
  Consumer........................       9         9       11       12     44
                                    ------    ------   ------   ------   ----
      Total.......................  $   57    $  130   $   51   $   52   $ 58
                                    ======    ======   ======   ======   ====

Accruing loans which are contractually
 past due 90 days or more:
  Real estate:
   Residential....................  $..461    $  548   $  295   $  355   $ 292
   Commercial.....................     152         4      106       26      17
  Commercial business.............      12        29       44       23      87
  Consumer........................     122       108       93      161      86
                                    ------    ------   ------   ------    ----

       Total......................  $  747    $  689   $  538   $  565   $ 482
                                    ======    ======   ======   ======   =====
  Total of nonaccrual and
   90 days past due loans.........  $  804    $  819   $  589   $  617   $ 540

Real estate owned.................     114        --       48       47      --

Other non-performing assets.......      --        --       --       --      --
Slow home loans (60 to 90 days
 delinquent)......................     602       446      349      309     198
                                    ------    ------   ------    -----    ----
   Total non-performing assets....  $1,520    $1,265   $  986   $  973   $ 738
                                    ======   =======   ======   ======   =====
Total loans delinquent 90 days
  or more to net loans............   0.56%     0.58%    0.53%    0.66%    0.65%

Total loans delinquent 90 days
  or more to total consolidated
  assets..........................   0.46      0.48     0.42     0.48     0.57

Total non-performing assets
 to total consolidated
  assets.............................0.93......0.88.....0.77.....0.82.....0.78

                                       17


     Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses for the full amount of the portion of the asset classified as loss or charge off such amount. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

     At June 30, 1997 and 1996 the aggregate amounts of the Savings Bank's classified assets as determined by the Savings Bank, and of the Savings Bank's general and specific loss allowances and charge-offs, were as follows:

                                               At June 30,
                                       ----------------------
                                          1997          1996
                                        -------     ---------
                                            (In thousands)

Loss...........................          $    82      $    74
Doubtful.......................               75           49
Substandard assets.............            1,726        2,197
                                         -------      -------
  Total classified assets......          $1,883       $2,320
                                         ======       ======

General loss allowances........          $  209       $  182
Specific loss allowances.......             273	          338
                                         ------       ------
   Total allowances                      $  482       $  520
                                         ======       ======
Charge-offs....................         $  114       $    1
                                         ======       ======

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

     The Savings Bank's further policy is not to remove a loan from a substandard classification, again, irrespective of pay record or collateral value, until those perceived weaknesses are cured. Because of this stringent classification policy, the June 30, 1997 substandard classification totals included $700,000 of loans that were current in their payment obligations. As of June 30, 1996, loans classified substandard included $900,000 of current loans.

     The following is a discussion of the Savings Bank's major substandard loans at June 30, 1997:

     The Savings Bank had two borrowers with major substandard loans at June 30, 1997. One borrower obtained a loan in December of 1992 to purchase a turkey farm in southern Missouri. The balance of the loan was $145,000 at June 30, 1997. The loan was 4 months delinquent at June 30, 1997 due to the loss of a turkey crop. The borrower is

                                       18

making additional payments to attempt to bring the loan current. The second borrower obtained a residential construction loan in March of 1996. At June 30, 1997, the balance of the loan was $124,000. The loan is classified due to the fact the borrower exceeded his initial loan amount and had to borrow additional proceeds to complete the construction of the house. To date, all principal and interest payments made by the borrower have been made timely.

     Real Estate Owned. Real estate acquired by the Savings Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, the unpaid principal balance of the related loan plus foreclosure costs are compared to the property's appraised value. The property is then directly written down to the lower of cost or fair value. Subsequently, the property is carried at the lower of cost or net realizable value with any adjustments made through the establishment of a specific reserve. At June 30, 1997, there were two pieces of property held as real estate owned.
In July 1997, both properties were sold generating a combined $7,000 profit. At June 30, 1996, no property was held as real estate owned.

Reserve for Loan Losses

     The Savings Bank's loan personnel, at least monthly, evaluate the need to establish reserves for losses on loans based on estimated losses on specific loans when a finding is made that a decline in value has occurred. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. These provisions for losses are charged against earnings in the year they are
established.   The Savings Bank had reserves for loan losses at
June 30, 1997, 1996 and 1995 of approximately $482,000, $520,000 and $442,000, respectively. Management believes that loan loss reserves were adequate at June 30, 1997. However, if the underlying facts and circumstances of the loan portfolio change in the future, the adequacy of the allowance for loan losses will be addressed and, if need be, adjusted accordingly.

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

                                                          Years Ended June 30,
                                             ---------------------------------------------
                                               1997      1996     1995      1994      1993
                                             ------     -----    -----      -----    -----
                                                        (Dollars in thousands)
Allowance at beginning of period...........    $520      $442     $479       $470     $443
Provision for loan losses..................      71        79      (27)        23       41
Recoveries:
 Residential real estate...................      --        --       --         --       --
 Commercial real estate....................      --        --       --         --       --
 Consumer..................................       5        --        2          8         3
 Commercial business.......................      --        --       --         --        --
                                               ----     -----     ----      -----      ----
   Total recoveries........................       5        --        2          8         3
                                               ----     -----     ----      -----      ----

Charge offs:
 Residential real estate...................       8        --        3          3        --
 Commercial real estate....................      --        --       --         --        --
 Consumer..................................      31         1        9          8         9
 Commercial business.......................      75        --       --         11         8
                                              -----      ----     ----       ----      ----
   Total charge offs.......................     114         1       12         22        17
                                              -----      ----     ----       ----      ----
   Net charge offs.........................     109         1       10         14        14
                                              -----      ----     ----       ----      ----
    Allowance at end of period.............    $482      $520     $442       $479      $470
                                               ====      ====     ====       ====      ====
Ratio of allowance to total loans
 outstanding at the end of the period......   0.35%     0.42%    0.42%      0.54%      0.61%
Ratio of net charge offs to average loans
 outstanding during the period.............   0.09%      --      0.01%      0.02%      0.02%

                                       20


Allowance for Loan Losses by Category

                                                                     At June 30,
                          -------------------------------------------------------------------------------------------------
                                       1997                1996                   1995                   1994
                          -----------------------  -----------------------  ---------------------  -----------------------
                                              %                       %                        %                       %
                                    %      of Gross         %      of Gross         %      of Gross         %      of Gross
                                  of Out-  Loans in       of Out-  Loans in       of Out-  Loans in       of Out-  Loans in
                                 standing  Category      standing  Category      standing  Category      standing  Category
                                 Loans in  to Gross      Loans in  to Gross      Loans in  to Gross      Loans in  to Gross
                           Amount Category Loans   Amount Category Loans   Amount Category Loans   Amount Category Loans
                           ------ -------- -----   ------ -------- -----  ------- -------- -----   ------ -------- -------
                                                                (Dollars in thousands)

Real estate -- mortgage:
  Residential........... $  174  0.16%   76.82%    $179  0.19%   77.44%    $186  0.22%   79.12%    $201  0.29%   79.86%
  Commercial............     60  0.55     7.90       61  0.67     7.42       58  0.82     6.75       53  0.96     6.24
  Land..................     15  0.22     4.97        9  0.16     4.69        7  0.16     4.08        5  0.14     3.93
  Second mortgage loans.      9  0.21     3.11        8  0.21     3.02        4  0.15     2.60        3  0.17     2.06
Consumer................    156  2.01     5.63      159  2.23     5.78      146  2.58     5.41      172  3.12     6.25
Commercial business.....     68  3.15     1.57      104  5.11     1.65       41  1.91     2.04       45  3.08     1.66
                         ------         -------   -----         -------   -----         ------    -----         ------

   Total allowance for
      loan losses        $  482  0.35%  100.00%    $520  0.42%  100.00%    $442  0.42%  100.00%    $479  0.54%   100.00%
                         ======         =======    =====        ======     =====        =======    =====         =======

                             At June 30,
                                1993
                      ------------------------
                                           %
                                  %     of Gross
                               of Out-  Loans in
                              standing  Category
                              Loans in  To Gross
                      Amount  Category  Loans
                      ------  --------  -------
Real estate--mortgage:
  Residential......  $ 199     0.32%    80.21%
  Commercial.......     49     1.12      5.67
  Land                   4     0.14      3.60
  Second mortgage loans  3     0.17      2.26
Consumer               171     3.42      6.49
Commercial business     44     3.24      1.77
                     -----             ------
  Total allowance for
    loan losses     $ 470     0.61%   100.00%
                   ======             =======

                                                       21


Investment Activities

     Savings and loan associations have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various Federal agencies and of state and municipal governments, deposits at the FHLB-Des Moines, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain minimum levels of liquid assets which vary from time to time. See "REGULATION OF FIRST HOME -- Federal Home Loan Bank System." The Savings Bank may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

     The Savings Bank is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. See "REGULATION OF FIRST HOME" herein and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" in the Annual Report. The balance of the Savings Bank's investments in short-term securities in excess of regulatory requirements reflects management's response to the significant percentage of deposits with short maturities. At June 30, 1997, the Savings Bank's regulatory liquidity was 15.8% which is significantly in excess of the required 5%. It is the intention of management to hold securities with short maturities in the Savings Bank's investment portfolio in order to enable the Savings Bank to match more closely the interest-rate sensitivities of its assets and liabilities.

     At June 30, 1997, the Savings Bank's investment portfolio included a domestic corporate bond of Sears, Roebuck & Company.
At June 30, 1997, this bond had a maturity date of August 1997 and an interest rate of 9.25%. Management of the Savings Bank presently does not have any plans to purchase additional corporate bonds.

     The Savings Bank purchased one pool of car loans through a private placement in fiscal 1992 totaling $250,000. Principal and interest payments are made on the loans monthly and paid to the Savings Bank. The loans have a five year stated maturity.
In October 1993, the Savings Bank was advised by the trustee that an audit of these loans disclosed evidence of possible fraudulent activity in connection with the borrowers' payments. On July 10, 1995, the pool of loans was downgraded from B to CCC. Monthly principal and interest payments are currently being received.
Based on information it received, the Savings Bank wrote down this investment by $66,000 to its estimated net realizable value because, in the opinion of management, the decline in market value was considered to be other than temporary. At June 30, 1997, the estimated net realizable value of this investment was $44,000.

     Routine short-term investment decisions are made by the President and Chief Executive Officer, who acts within policies established by the Board of Directors, and are reported monthly to the Board. Those investments include federally insured certificates of deposit, FHLB term time obligations, bankers acceptances, treasury obligations and U.S. Government agencies. All other investments including, but not limited to, mortgage-backed securities, bank qualifying municipal tax exempt bonds, corporate bonds or other longer term obligations require prior Board approval. Securities are purchased for investment purposes and are to be held until maturity. The goals of the Savings Bank's investment policy are to select investments based on safety first, flexibility second and diversification third. In addition, as a result of the concern with interest rate risk exposure, there has been a focus on short-term investments. At June 30, 1997, the Company's and the Savings Bank's securities investment portfolio totaled $17.0 million and consisted primarily of federal agency obligations securities, mutual funds, corporate bonds, and municipal bonds. For further information concerning the Savings Bank's investment and mortgage-backed securities portfolio, see Notes 2, 3 and 4 of the Notes to the Consolidated Financial Statements.

                                       22


Investment Securities Analysis

     The following table sets forth the Company's and the Savings
Bank's investment securities portfolio at carrying value at the dates indicated.

                                                     At June 30,
                                  --------------------------------------------------------
                                         1997             1996             1995
                                  -----------------  -----------------  -------------------
                                    Book  Percent of  Book   Percent of  Book    Percent of
                                  Value(1) Portfolio Value(1) Portfolio  Value(1) Portfolio
                                  -------  --------- -------- ---------  -------  ---------
                                                  (Dollars in thousands)
Debt securities:
Domestic corporate bonds.........$    150    0.88%   $   155     1.23%   $  159    1.24%
U.S. government treasury and
  obligations of U.S.
  government agencies............  13,127   76.78      8,009    63.56     8,699   67.82
Auto and student loan pools......     112    0.65        158     1.25       251    1.95
State and political subdivision..	   1,492    8.73      2,075    16.47     1,779   13.87
                                 --------  ------    -------  -------   -------  ------
  Total debt securities..........  14,881   87.04     10,397    82.51    10,888   84.88
                                 --------   -----     ------    -----    ------   -----
Equity securities:
Federal Home Loan Bank
  stock..........................   1,264    7.39        890     7.06       784    6.11
Other............................     951    5.57      1,314    10.43     1,155    9.01
                                  -------   -----    -------   ------    -------   ----
  Total equity securities........   2,215   12.96      2,204    17.49     1,939   15.12
                                  -------  ------    -------   ------    -------  -----
Total investment securities       $17,096  100.00%   $12,601   100.00%  $12,827  100.00%
                                  =======  =======   =======   =======  =======  =======

(1) The market value of the Company's and the Savings Bank's investment securities portfolio amounted to $17.12 million, $12.62 million and $12.84 million at June 30, 1997, 1996 and 1995, respectively. At June 30, 1997, the market value of the principal components of the Company's and the Savings Bank's investment securities portfolio which were obligations of U.S. Government securities was $13.13 million.

     The following table sets forth the maturities and weighted average yields of the debt securities in the Company's and the Savings Bank's investment securities portfolio at June 30, 1997.


                                      Less Than          One to       Five to           Over Ten
                                      One Year         Five Years     Ten Years           Years
                                   --------------   --------------   --------------   --------------
                                    Amount  Yield    Amount  Yield    Amount  Yield    Amount  Yield
                                   -------  -----   -------  -----   -------  -----   -------  -----
                                                         (Dollars in thousands)

Domestic corporate bonds.......... $   150  9.25%   $   --     --%   $    --   --%     $   --   --%

U.S. government treasury and
  obligations of U.S.
  government agencies.............   6,331  6.02      6,796   6.29         --   --          --   --

Auto and student loan pools.......      44  7.00         68  19.13         --   --          --   --

State and political subdivisions..     485  5.32        947   5.58         60  5.66         --   --
                                    ------            -----              -----             -----
   Total..........................  $7,010  6.05     $7,811   6.32        $60  5.66     $   --   --
                             -----        -----           -----       ------

                                       23

     At June 30, 1997, the Savings Bank held the following security which had an aggregate book value in excess of 10% of the Company's stockholders' equity:

                                        Carrying Value  Fair Value
                                       ---------------  ----------
Federal Farm Credit Bank bond                $4,998       $5,025

     Mortgage-Backed Securities. To supplement lending activities in previous periods of deposit growth and/or declining loan demand, the Savings Bank has invested in residential mortgage-backed securities. Because of strong local loan demand, however, no mortgage-backed securities have been purchased in the past five years. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and market values of the Savings Bank's mortgage-backed securities portfolio, see Note 4 of the Notes to Consolidated Financial Statements. The Savings Bank has invested in federal agency securities issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA"). As of
June 30, 1997, 78% of the outstanding balance of the mortgage-backed securities had adjustable rates of interest.

     As of June 30, 1997, the Savings Bank's portfolio included
$800,000 of mortgage-backed securities purchased as investments to supplement the Savings Bank's mortgage lending activities.

     The FHLMC, FNMA and GNMA certificates are modified pass- through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, single-family residential mortgages issued by these government-sponsored entities. As a result, the interest rate risk characteristics of the underlying pool of mortgages, such as fixed- or adjustable-rate, as well a prepayment risk, are passed on to the certificate holder. FHLMC and FNMA provide the certificate holder a guarantee of timely payments of interest and ultimate collection of principal, whether or not they have been collected. GNMA's guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the U.S. government. Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that reduce credit risk.
In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Savings Bank.

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

                                       24


     The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 1997.

Weighted
Average                                                                        Percentage
Interest                                              Minimum                   of Total
 Rate           Term      Category                     Amount      Balance      Deposits
--------      --------    -------------              ---------    ---------    ----------
                                                               (In thousands)
0.00%           None      Non-interest bearing        $  --       $ 3,271         2.78%
2.18%           None      NOW accounts                   25         7,972         6.78
3.78%           None      Super Saver accounts            1        14,878        12.64
2.74%           None      Super NOW accounts            300         6,432         5.47
3.00%           None      Savings accounts               --         5,588         4.75

                Certificates of Deposit
                -----------------------
5.00%           3 months  Fixed term, fixed rate        500         1,799         1.53
5.10%           6 months  Fixed term, fixed rate        500        13,915        11.82
5.45%          12 months  Fixed term, fixed rate        500        16,030        13.62
5.60%          18 months  Fixed term, fixed rate        500         2,535         2.15
5.75%          24 months  Fixed term, fixed rate        500         5,287         4.49
5.85%          30 months  Fixed term, fixed rate        500         1,939         1.65
5.90%          36 months  Fixed term, fixed rate        500         2,819         2.40
6.00%          48 months  Fixed term, fixed rate        500         1,132         0.96
6.10%          60 months  Fixed term, fixed rate        500         7,167         6.09
8.00%          96 months  Fixed term, fixed rate        500            29         0.02
various        various    Fixed term, adjust rate       500        12,921        10.98
various        various    Jumbo certificates        100,000        13,971        11.87
                                                                 --------       -------
                          TOTAL                                  $117,685       100.00%

     The following table indicates the amount of the Savings Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 1997. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

                                          Jumbo
                                      Certificates
Maturity Period                        of Deposits
---------------                       -------------
                                      (In thousands)
Three months or less                     $3,081
Three through six months                  2,032
Six through twelve months                 4,336
Over twelve months                        4,522
                                        -------

     Total                              $13,971
                                        =======

                                                              25




Time Deposits by Rates

    The following table sets forth the time deposits in the Savings Bank classified by rates as of the dates indicated.


                                     At June 30,
                       ------------------------------------
                         1997         1996           1995
                       ---------  ------------   ----------
                                 (In thousands)
3.00 - 4.49%.......... 	$   --       $    240       $ 2,093
4.50 - 5.49%..........  27,382        34,324        16,041
5.50 - 6.49%............41,547        25,510        36,862
6.50 - 7.49%..........  	10,377        10,261        11,321
Over   7.49%..........     238           739         1,507
                       -------      --------       -------
Total................. $79,544       $71,074       $67,824
                       =======       =======       =======

    The following table sets forth the amount and maturities of time deposits at June 30, 1997.

                                                 Amount Due
                          --------------------------------------------------
                                                                                          Percent
                                                                                          of Total
                          Less Than     1-2      2-3       3-4        After              Certificate
                           One Year    Years    Years     Years      4 Years     Total     Accounts
                          ---------   -------  --------  --------    --------   --------  ---------
                                                 (In thousands)
4.50 - 5.49%.............  $25,049   $  1,698  $    510  $   125    $   --      $27,382     34.42%
5.50 - 6.49%.............   24,967      9,464     3,281    3,105       730       41,547     52.23
6.50 - 7.49%.............    1,108      4,767     3,580       15       907       10,377     13.05
Over 7.49%...............      --          29       209       --        --          238      0.30
                           -------   --------  --------  -------    ------      -------    ------
Total....................  $51,124    $15,958    $7,580   $3,245    $1,637      $79,544    100.00%
                           =======    =======    ======   ======   =======      =======    =======

                                                              26



Deposit Flow

     The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Savings Bank at the dates indicated.

                                                                            At June 30,
                                     -----------------------------------------------------------------------------------
                                                  1997                           1996                       1995
                                     ----------------------------    -----------------------------    -----------------
                                                Percent                         Percent                         Percent
                                                   of     Increase                 of    Increase                  of
                                        Amount    Total  (Decrease)     Amount    Total  (Decrease)     Amount    Total
                                      --------  -------  ---------    ---------  ------  ---------     --------  ------
                                                                               (Dollars in thousands)
Non-interest bearing...............   $  3,271     2.78%   $   781     $  2,490   2.35%   $ 1,764       $   726    0.74%
NOW checking.......................      7,972     6.78      2,575        5,397   5.09      4,388         1,009    1.03
Regular savings accounts...........      5,588     4.75       (193)       5,781   5.46        877         4,904    4.98
Super Saver accounts...............     14,878    12.64        702       14,176  13.38       (160)       14,336   14.57
Super NOW accounts.................      6,432     5.47       (610)       7,042   6.65     (2,548)        9,590    9.75
Fixed-rate certificates which
 mature (1):
  Within 1 year....................     	46,054    39.13      3,122       42,932  40.52      4,070        38,862   39.50
  After 1 year, but within 2 years.     10,348     8.79      4,387        5,961   5.62       (238)        6,199    6.30
  After 2 years, but within 5 years      8,417     7.15        (78)       8,495   8.02     (1,143)        9,638    9.79
  Thereafter.......................         47     0.04         47          --     --         (12)           12    0.01
 Adjustable rate certificates......     14,678    12.47        992       13,686  12.91	        573        13,113   13.33
                                      --------   ------     ------     --------  -----     --------    --------  -------
Total certificates.................     79,544    67.58      8,470       71,074  67.07      3,250        67,824   68.93
                                      --------   ------     ------     --------  -----     --------    --------  ------
     Total.........................   $117,685   100.00%   $11,725     $105,960 100.00%    $7,571       $98,389  100.00%
                                      ========   =======   ========    ======== =======    ========    ========  =======

________________
(1) At June 30, 1997, 1996 and 1995, jumbo certificates of deposit amounted to $14.0 million, $11.8 million and $10.3 million, respectively, and IRAs equaled $14.1 million, $12.6 million and $11.8 million at those dates, respectively.

                                                                        27


     The following table sets forth the savings activities of the Savings Bank for the periods indicated.

                                       Years Ended June 30,
                               ---------------------------------
                                  1997        1996        1995
                               ---------    --------    --------
                                        (In thousands)
Beginning balance............  $105,960     $ 98,389    $ 85,904
                               --------     --------    --------

Net increase before
 interest credited...........     7,415        3,590       8,948

Interest credited............     4,310        3,981       3,537
                               --------     --------    --------

Net increase in
 savings deposits............    11,725        7,571      12,485
                               --------     --------    --------

Ending balance...............  $117,685     $105,960     $98,389
                               ========     ========     =======



     In the unlikely event the Savings Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the stockholders of the Savings Bank. Substantially all of the Savings Bank's depositors are residents of the State of Missouri.

     Borrowings. Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes. The Savings Bank may rely upon advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Des Moines has served as the Savings Bank's primary borrowing source. Advances from the FHLB-Des Moines are typically secured by the Savings Bank's first mortgage loans. These advances require monthly payments of interest only with principal due at maturity and have fixed rates. These advances were obtained in response to the Savings Bank's recent strong loan demand and limited deposit growth. The Savings Bank also has available a $5.0 million open line of credit with the FHLB. At June 30, 1997, no funds were drawn.

     The following tables set forth certain information concerning the Savings Bank's borrowings at the dates and for the periods indicated.

                                              At June 30,
                                            -----------------
                                            1997         1996
                                            -----       ------
Weighted average rate paid on
     FHLB advances........................  5.84%        5.80%


                                           Years Ended June 30,
                                           --------------------
                                             1997          1996
                                           --------       ------
                                           (Dollars in thousands)
Maximum amounts of FHLB advances
   outstanding at any month end...........  $23,500      $13,500
Approximate average FHLB advances
   outstanding............................   18,956       10,349
Approximate weighted average rate paid
   on FHLB advances.......................    5.87%        5.94%

                                       28

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

Subsidiary Activities

     Fybar Service Corporation ("Fybar") is a Missouri corporation wholly owned by the Savings Bank. Fybar owns three rental properties. One is an office building in Mountain Grove, Missouri called "The Shannon Centre" which is adjacent to the Savings Bank's drive-in and is currently approximately 90% occupied. The second property is in Ava, Missouri and consists of an older home which has been remodeled into apartments and a duplex. That rental property is 100% occupied. The third is a duplex in Ozark, Missouri which is 100% occupied.

     Fybar serves as Trustee on all the Savings Bank's deeds of trust, is a registered agent and receives limited income from credit life and accident and health policies written in conjunction with the Savings Bank's loans and operates Lawson & Lawson Insurance Agency.

     Fybar acquired Lawson & Lawson in December 1991. Lawson & Lawson is a general insurance agency with its business transacted off site in a building currently rented from Fybar. In August 1997, the assets relating to Lawson & Lawson were sold for $90,000, generating a $51,000 pre-tax profit. At June 30, 1997, the Savings Bank had an investment in Fybar of $289,000.

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

Missouri Savings and Loan Law

     General. As a Missouri-chartered savings and loan association, First Home derives its authority from, and is governed by, the provisions of the Missouri Savings and Loan Law ("Missouri Law") and regulations of the Missouri Division of Finance ("Division"). The Director of the Missouri Division of Finance ("Director") proposes regulations which must then be approved, amended, modified or disapproved by the State Savings and Loan Commission ("Commission"). Missouri Law and the resulting regulations are administered by the Director.

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

                                       29

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

     The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS.
A schedule of fees has also been established for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report. Savings associations that (unlike the Savings Bank) are classified as "troubled" (i.e., having a supervisory rating of "4" or "5" or subject to a conservatorship) are required to pay a 50% premium over the standard assessment. For the first half of 1997, the Savings Bank's assessment under the semi-annual assessment procedure was $23,000. Based on the current assessment rates published by the OTS and First Home's total assets of approximately $162.3 million at June 30, 1997, First Home will be required to pay a semi-annual assessment of approximately $24,000 for the second half of calendar year 1997.

     In addition, the investment and lending authority of the Savings Bank is prescribed by federal laws and regulations, and the Savings Bank is prohibited from engaging in any activities not permitted by such laws and regulations. These laws and regulations generally are applicable to all federally chartered savings associations and many also apply to state-chartered savings associations.

                                       30

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

     First Home is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally do not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus, provided that loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. The OTS by regulation has amended the loans-to-one borrower rule to permit savings associations meeting certain requirements, including fully phased-in capital requirements, to extend loans-to-one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1997, First Home was in compliance with applicable loans-to-one borrower limitations.

Potential Operational Restrictions Associated with Regulatory Oversight

     The Savings Bank is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the FDIC, which insures its deposits up to applicable limits. The Savings Bank is a member for the FHLB System and is subject to certain limited regulations promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve"). As the holding company of the Savings Bank, the Company also is subject to regulation and oversight by the OTS. Such regulation and supervision govern the activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities which are intended to strengthen the financial condition of the banking industry, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight, whether by the OTS, the FDIC or Congress, could have a material impact on the Company, the Savings Bank and their respective operations. Legislation proposing a comprehensive reform of the banking and thrift industries has recently been discussed in the United States Congress. Under such legislation, (I) the BIF and SAIF would be merged, at which time thrifts and banks would pay the same deposit insurance premiums, (ii) federal savings associations would be required to convert to a national bank or state-chartered bank or thrift, (iii) all savings and loan holding companies would become bank holding companies and (iv) the OTS would be merged with the Office of the Comptroller of the Currency. It is uncertain when or if such legislation may be passed and, if passed, in what form such legislation may be passed.

 Office of Thrift Supervision

     The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally-insured savings associations and regularly examines these institutions.

Federal Deposit Insurance Corporation

     The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the BIF and the SAIF. As insurer of deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

                                       31

     The Savings Bank's accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Savings Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," or "undercapitalized"-- which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIA, as discussed below. The Savings Bank's assessments expensed for the year ended June 30, 1997, totaled $142,000 and $640,000 in a special assessment.

     Pursuant to the Deposit Insurance Funds Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Savings Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Savings Bank.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Savings Bank.

Federal Home Loan Bank System

     The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB").
The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner.

     First Home, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Des Moines. First Home complied with this requirement with an investment in FHLB-Des Moines stock of $1.3 million at June 30, 1997.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of

                                       32

Directors of the FHLB-Des Moines.  At June 30, 1997, the Savings
Bank had $23.5 million of advances from the FHLB-Des Moines.

     Under OTS regulations, a member thrift institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage of its net withdrawable accounts plus short-term borrowings. This liquidity requirement, which is currently 5.0% may be changed from time to time by the OTS depending upon economic conditions and the deposit flows of member associations. Existing OTS regulations also require each member institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The short- and long-term liquidity ratios of First Home at June 30, 1997 were 14.7% and 15.8%, respectively.

Prompt Corrective Action

     Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates.
The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i)
"well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain as specific capital level for any capital measure: (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%

     A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized an may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

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

     At June 30, 1997, First Home was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. Federal law requires the federal banking regulatory agencies to prescribe, by regulation or guideline, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The federal banking agencies have adopted final regulations and Interagency Guidelines Prescribing Standards for
Safety and Soundness ("Guidelines").    The Guidelines set forth
the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Any institution which

                                      33

fails to comply with these standards must submit a compliance plan.
A failure to submit a compliance plan or to comply with an approved compliance plan will result in further enforcement action against the institution. Savings and loan holding companies are also required to ensure that transactions and relationship with their subsidiary savings associations do not have a detrimental effect on the safe and sound operation of the association.

Qualified Thrift Lender Test

     All savings associations are required to meet a QTL test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (1) the association may not make any new investment or engaging in activities that would not be permissible for national banks; (2) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (3) the association hall not be eligible to obtain new advances from any FHLB; and (4) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a qualified thrift lender, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB.
In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and becomes subject to the rules applicable to such companies. A savings institution may requalify as a qualified thrift lender if it thereafter complies with the QTL test.

     Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing);FHLB stock; and direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets,
(ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institutions total assets. At June 30, 1997, the qualified thrift investments of First Home were approximately 80.27% of its portfolio assets.

Capital Requirements

     Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements.

     OTS capital regulations establish a 3% core capital ratio (defined as the ratio of core capital to adjusted total assets).
Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and
(iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a core capital leverage ratio of less than 4% (3% for institutions

                                       34

receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Prompt Corrective Action."

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

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans which do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100% assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with an "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the economic value of the associations assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has recently postponed the date that the component will first be deducted from an institution's total capital until an appeals process is developed for the measurement of an institution's interest rate risk.

                                       35



     The following table presents the Savings Bank's capital levels as of June 30, 1997.

                                 At June 30, 1997
                               -------------------
                                          Percent of
                                Amount      Assets
                               --------   ---------
                              (Dollars in thousands)

Tangible capital.............  $18,927       11.7%
Minimum required
 tangible capital............    2,424        1.5
                               -------      ------
Excess.......................  $16,503       10.2%
                               =======      ======

Core capital.................  $18,927       11.7%
Minimum required core
 capital.....................    4,849        3.0%
                               -------       -----
Excess.......................  $14,078        8.7%
                               =======       =====

Risk-based capital...........  $19,101       18.2%
Minimum risk-based
 capital requirement.........    8,380        8.0
                               -------       -----
Excess.......................  $10,721       10.2%
                               =======       =====

Dividend Limitations

     OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Savings Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Savings Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Savings Bank below the amount required for the liquidation account established in connection with the mutual to stock conversion. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

     A Tier 1 savings association generally has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance approval from the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. A Tier 3 savings association may not make any capital distributions without prior approval from the OTS.

     At June 30, 1997, the Savings Bank met the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

                                       36

Investment Rules

     Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Savings Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1997, the largest loans by the Savings Bank outstanding to any one borrower, including related entities, was $942,000 which were secured primarily by single-family rental properties in and around Mountain Grove, Missouri. These loans were performing in accordance with their terms at that date.



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

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

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

Investment Portfolio Policy

     OTS supervisory policy requires that securities owned by thrift institutions must be classified and reported in accordance with GAAP consistent with the institution's intent to trade, available-for-sale or held-to-maturity. Trading securities are acquired principally for the purpose of near term sales. Such securities are reported at fair value and unrealized gains and losses are included in income. Securities which are designated as held-to-maturity are designated as such because the investor has the ability to hold these securities to maturity. Such securities are reported at amortized cost.

     All other securities are designated as available-for-sale, a designation which provides the investor with certain flexibility in managing its investment portfolio. Such securities are reported at fair

                                       37

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

                        REGULATION OF FIRST BANCSHARES

     First Bancshares is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933, as amended ("HOLA"). As such, the Company is registered with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements. The Company is required to file certain reports with, and otherwise comply with the regulations of, the OTS and the Securities and Exchange Commission. As a subsidiary of a savings and loan holding company, the Savings Bank is subject to certain restrictions in its dealings with the Company and with other companies affiliated with the Company and also are subject to regulatory requirements and provisions as federal institutions.

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

Holding Company Activities

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Savings Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a qualified thrift lender ("QTL") and were acquired in a supervisory acquisition.

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

                                       38

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

     Bad Debt Reserve. Historically, savings institutions such as the Savings Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to made annual additions thereto, which may have been deducted in arriving at their taxable income. The Savings Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Savings Bank's actual loss experience, or a percentage equal to 8% of the Savings Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Savings Bank's loss experience, the Savings Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Savings Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Savings Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years

                                       39

or, if the Savings Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Savings Bank makes "nondividend distributions" to the Corporation that are considered as made: (I) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Savings Bank's taxable income. Nondividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. Thus, any dividends to the Corporations that would reduce amounts appropriated to the Savings Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Savings Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Savings Bank makes a "nondividend distribution,' then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of the AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million was imposed on corporations, including the Savings Bank, whether or not an Alternative Minimum Tax ("AMT") was paid.

     Dividends-Received Deduction and Other Matters. The Corporation may exclude from its income 100% of dividends received from the Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Corporation and the Savings Bank will not file a consolidated tax return, except that if the Corporation or the Savings Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

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

     There have not been any IRS audits of the Savings Bank's Federal income tax returns during the past five years.

                                       40

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

     There have not been any audits of the Savings Bank's state income tax returns during the past five years.

     For additional information regarding taxation, see Notes 1 and 11 of the Notes to the Consolidated Financial Statements.

Competition

     The Savings Bank has been, and continues to be, a community-oriented savings institution offering a variety of financial resources to meet the needs of Wright, Webster, Douglas, Ozark and Christian counties, Missouri. The Savings Bank also transacts a significant amount of business in Texas, Greene and Taney counties, Missouri. The Savings Bank's deposit gathering and lending activities are concentrated in these market areas.
The Savings Bank's offices are located in Mountain Grove, Marshfield, Ava, Gainesville, Sparta and Theodosia, Missouri.

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


Personnel

     As of June 30, 1997, the Savings Bank had 58 full-time employees and five part-time employees. The Savings Bank believes that employees play a vital role in the success of a service company and that the Savings Bank's relationship with its employees is good.
The employees are not represented by a collective bargaining unit.

                                       41


Item 2.  Properties

     The following table sets forth information regarding the Savings Bank's offices as of June 30, 1997.

                                                               Land     Building
                                        Year       Net        Owned/     Owned/     Square
Location                     County    Opened   Book Value    Leased     Leased     Footage
---------------------       --------   ------   ----------    ------     ------     -------
                                                (Dollars in thousands)
Main Office
-----------

142 East First Street        Wright      1911      $602        Owned     Owned        9,800
Mountain Grove, Missouri  65711

Branch Offices
--------------

1208 N. Jefferson Street      Douglas     1978      251         Owned    Owned        2,800
Ava, Missouri  65608

103 South Clay Street         Webster     1974      238         Owned    Owned        2,600
Marshfield, Missouri  65706

Highway 5 and Highway 160     Ozark       1992      776          Owned   Owned        3,600
Gainesville, Missouri  65655

7164 Highway 14 East          Christian   1995      346          Owned   Owned        3,000
Sparta, Missouri  65753

Business Highway 160          Ozark        1997      94           Leased  Leased      1,200
Theodosia, Missouri  65761

Drive-in Facilities
--------------------

Route 60 and Oakland          Wright        1986     190           Owned  Owned        1,200
Mountain Grove, Missouri  65711

223 West Washington           Webster       1993     212           Owned  Owned        1,100
Marshfield, Missouri  65706

                                                              42



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

Item 4.    Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

                                    PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters

     The information contained in the section captioned "Common
Stock Information" in the Annual Report is incorporated herein by reference.

Item 6.     Management's Discussion and Analysis of Financial
            Condition and   Results of Operation

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Annual Report is incorporated herein by reference.

Item 7.     Financial Statements

     Independent Auditors Report*
     (a) Consolidated Statements of Financial Condition as of June 30, 1997 and 1996*
     (b) Consolidated Statements of Income For the Years Ended June 30, 1997, 1996 and 1995*
     (c) Consolidated Statements of Stockholders' Equity For the Years Ended June 30, 1997, 1996 and 1995*
     (d) Consolidated Statements of Cash Flows For the Years Ended June 30, 1997, 1996 and 1995*
     (e)   Notes to Consolidated Financial Statements*

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

                                       43


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

Name                  Age(1)    Position
--------             ------     --------

Stephen H. Romines     55       President and Chief Executive Officer
Peter M. Medlen        41       Executive Vice President
Susan J. Uchtman       34       Chief Financial Officer

_________________
(1)  As of June 30, 1997.

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

     Susan J. Uchtman has been employed by First Home since June of 1994. Mrs. Uchtman, a CPA, was previously employed by Kirkpatrick Phillips & Miller, CPAs, P.C., the Company's independent auditors, from September 1985 through May 1994.

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

                                       44

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

            10.1   Employment Agreement with Stephen H. Romines
                   (incorporated by reference to the Form 10KSB filing for the fiscal year ended June 30, 1995)

            10.2   First Home Savings Bank 1994 Employee Stock
                     Ownership Plan*

            10.3   First Bancshares, Inc. 1993 Stock Option Plan**

            10.4   First Home Savings Bank Management Recognition and
                     Development Plan**

            13.    Annual Report to Stockholders

            21.    Subsidiaries of the Registrant

            23.    Auditors' Consent

            27.   Financial Data Schedule

     (b)    Report on Form 8-K

            No Forms 8-K were filed during the quarter ended
              June 30, 1997


                                       45


____________________________
*     Incorporated by reference to the Corporation's Registration
        Statement on Form S-1 File No. 33-69886.

**    Incorporated by reference to the Corporation's 1994 Annual
        Meeting Proxy Statement dated September 14, 1994.

                                       46


                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIRST BANCSHARES, INC.


Date:  September 30, 1997             By: /s/ Stephen H. Romines
                                         --------------------------
                                         Stephen H. Romines
                                         Chairman of the Board,
                                          President and Chief
                                          Executive Officer (Duly
                                          Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Stephen H. Romines                 September 30, 1997
   -------------------------------
    Stephen H. Romines
    Chairman of the Board, President, Chief
    Executive Officer (Principal Executive Officer)

By:/s/ Susan J. Uchtman                     September 30, 1997
    -------------------------------
    Susan J. Uchtman
    Chief Financial Officer

By:                                                       1997
   ---------------------------------
    Harold F. Glass
    Director


By:/s/ Almeta Hardebeck                     September 30, 1997
   ----------------------------------
    Almeta Hardebeck
    Director


By:/s/ John G. Moody                      September 30, 1997
   -----------------------
    John G. Moody
    Director


By:                                                   , 1997
   -------------------------              --------- ---
    Dr. James F. Moore
    Director



















                                   Exhibit 13

                       Annual Report to Stockholders





                      (LOGO of FIRST BANCSHARES, INC.)

                         FIRST BANCSHARES, INC.



                                               1997 ANNUAL REPORT




                              TABLE OF CONTENTS


                                                                Page
                                                                ----

             Letter to Stockholders................................1
             Business of the Corporation                           3
             Selected Consolidated Financial Information           4
             Management's Discussion and Analysis of Financial
                Condition and Results of Operations                6
             Independent Auditors' Report                         13
             Consolidated Financial Statements                    14
             Notes to Consolidated Financial Statements           19
             Common Stock Information                             44
             Directors and Officers                               45
             Corporate Information                                46


Dear Stockholder:

{Column graph of Earning per share: 1994-$0.68, 1995-$0.77, 1996-$0.92 and 1997-$1.24}

     First Bancshares, Inc. concluded another strong performance for the fiscal year ended June 30, 1997. Net income, earnings per share, book value, deposits, loans and assets all enjoyed solid and substantial growth. Perhaps most important was the 34% growth in earnings per share from $.92 per share for fiscal 1996 to $1.24 for fiscal 1997.

{Column graph of book value per share: 1994-$16.50, 1995-$17.49, 1996-$18.70 and 1997-$20.30}

     Stock repurchase programs in effect during fiscal 1997 resulted in a net reduction of 177,132 outstanding shares. Stockholders' equity decreased, as a result, from $23.7 million at June 30, 1996 to $22.2 million at June 30, 1997. Book value per share, however, increased during the same period from $18.70 $20.34.

{Column graph of total assets:  1994-$118,460,000, 1995-$128,193,000,
   1996-$143,671,000 and 1997-$163,973,000.}

     The combination of strong loan growth, solid deposit growth and annual operating results produced a $20.3 million, or 14%, growth in total assets. Net loans increased by $15.4 million (13%) while deposits increased by $11.7 million (11%). A $10.0 million increase in Federal Home Loan Bank advances was utilized to complete funding loan growth and add to our portfolio of investment securities.

     First Bancshares, Inc. paid its fourteenth quarterly dividend of $.05 per share on June 30, 1997 and has announced its fifteenth quarterly dividend to be paid on September 30, 1997. Three stock repurchase programs were completed during the fiscal year. A seventh repurchase program of 109,466 shares began in June 1997. As of
 September 9, 1997, 3,815 shares had been repurchased for $76,000.

{Column graph of number of deposit accounts: 1994-9,301, 1995-10,203, 1996-13,264 and 1997-15,447}

     On August 31, 1997, Lawson & Lawson Insurance Agency, a general insurance agency, wholly-owned by Fybar Service Corporation was sold. Fybar is a wholly-owned subsidiary of First Home Savings Bank. The sale is expected to generate approximately $51,000 of pre-tax profits.

     With assets more than doubling since our current computer system was acquired, current plans are to purchase and install new computer hardware and software in late 1997 or early 1998. Our computer hardware was last upgraded in 1989 when assets totaled $78 million. Our most recent computer software upgrade was in 1991 when assets


totaled $87 million. Approximately $200,000 is budgeted for the computer upgrade.

     The new Gainesville facility was completed in late 1996 and the old modular facility was sold shortly thereafter. The
Gainesville area continues to provide a significant contribution to growth as loans and deposits totaled $14.1 million and $10.8 million, respectively, at June 30, 1997.

     Our growth in Ozark County was further enhanced by opening a new branch in Theodosia (approximately fifteen miles west of Gainesville, the county seat) in February 1997. At June 30, 1997, after four months of operation, Theodosia had generated deposit growth of $1.2 million and loan growth totaling $150,000.

     The United State Postal Service recently announced that the City of Gainesville will be eligible for a new post office in the very near future. We intend to bid aggressively for a contract to renovate the commercial space immediately to the right of our
 Gainesville building, shown at the top of the inside front cover, for that new post office facility.

     Just within the past week, First Home Savings Bank received notification it was the successful bidder for a branch bank with locations in two small southwest Missouri towns. The acquisition is contingent upon negotiation of a final contract with the seller and regulatory approval. Closing of the transaction, assuming all contingencies can be met, will probably occur in late 1997 or early 1998. Branch deposits to be acquired, which are subject to change by the closing of the transaction, totaled approximately $20.0 million at June 30, 1997.

     With the acquisition of these two new locations, building a new post office and completely revamping our computer system, we expect fiscal 1998 to be a very busy and productive year!




                                       Sincerely,



                                       /s/ Stephen H. Romines
                                       Stephen H. Romines
                                       President




September 15, 1997

Business of the Corporation


     First Bancshares, Inc. (the "Holding Company" or the "Company"), a Missouri corporation, was incorporated on September 30, 1993 for the purpose of becoming the holding company for First Home Savings Bank ("First Home" or the "Savings Bank") upon the conversion of First Home from a Missouri mutual to a Missouri stock savings and loan association. That conversion was completed on December 22, 1993. At June 30, 1997, the Company had total consolidated assets of $164.0 million and consolidated stockholders' equity of $22.2 million.

     The Company is not engaged in any significant business activity other than holding the stock of First Home. Accordingly, the information set forth in the report, including financial statements and related data, applies primarily to First Home and its subsidiary.

     First Home is a Missouri-chartered, federally-insured stock savings bank organized in 1911. The Savings Bank is regulated by the Missouri Division on Finance and the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation. First Home is also a member of the Federal Home Loan Bank ("FHLB") System.

     First Home conducts its business from its home office in Mountain Grove and five full service branch facilities in Marshfield, Ava, Gainesville, Sparta and Theodosia, Missouri. First Home provides its customers with a full array of community banking services. It is primarily engaged in the business of attracting deposits from, and making loans to, the general public. It emphasizes one-to-four family residential mortgage loans and, to a lesser extent, multi-family residential, consumer, commercial and home equity loans. First Home also invests in mortgage-backed, U. S. Government and agency securities and other assets.

     At June 30, 1997, First Home's total gross loans were $137.6 million, or 83.9% of total consolidated assets, including $105.7 million, or 76.8% of total gross loans secured by one-to-four family properties and $22.0 million, or 16.0% of total gross loans secured by other real estate. Of the loans secured by real estate, over 95.0% are adjustable-rate loans.

                                  3


                  SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following table sets forth certain information concerning the consolidated financial position and operating results of the Company as of and for the dates indicated. The Company is primarily in the business of directing, planning and coordinating the business activities of First Home. Since the Company had not commenced operations prior to the mutual to stock conversion of the Savings Bank on December 22, 1993, the financial information presented for 1993 is for the Savings Bank only. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its subsidiary presented herein.

                                                        At June 30,
                                   ---------------------------------------------------
                                     1997       1996       1995        1994      1993
                                   ---------   --------   -------    --------  --------
                                                  (Dollars in thousands)
FINANCIAL CONDITION DATA:

Total assets                        $163,973   $143,671   $128,193   $118,460   $94,890
Loans receivable, net                134,104    118,780    101,431     85,777    73,078
Mortgage-backed certificates             828      2,831      3,134      3,420     4,159
Cash, interest-bearing deposits
  and investment securities           24,408     18,236     20,483     24,523    13,785
Federal funds sold                        -          -          -       2,000     1,400
Customer deposits                    117,685    105,960     98,389     85,904    80,068
Borrowed funds                        23,555     13,555      5,055      8,055     3,055
Stockholders' equity                  22,207     23,729     24,492     24,313    11,421

                                                      Year Ended June 30,
                                    ----------------------------------------------------
                                       1997        1996      1995        1994     1993
                                     --------    --------   -------    --------  -------
                                                    (Dollars in thousands)
OPERATING DATA:

Interest income                      $ 11,695    $ 10,113   $ 8,390     $ 7,017   $ 6,837
Interest expense                        6,493       5,661     4,554       3,554     3,659
                                     --------     -------    ------     -------    ------
Net interest income                     5,202       4,452     3,836       3,463     3,178
Provision (credit) for loan losses         71          80       (27)         23        41
                                     --------     -------     ------     -------   -------
Net interest income after provision
  (credit) for loan losses              5,131       4,372      3,863      3,440     3,137
Gains (losses) on investments and
   mortgage-backed securities             187          (6)       (19)        (2)       -
Noninterest income, excluding gains
  (losses) on securities                  527         465        317        259       335
Noninterest expense                     3,648       3,045      2,514      2,216     1,974
                                      -------     -------    -------    -------    ------
Income before taxes                     2,197       1,786      1,647      1,481     1,498

Income taxes                              784         631        613        431       551
                                       ------      ------     ------    -------     ------
Net income                           $  1,413    $  1,155   $  1,034   $  1,050   $   947
                                     ========    ========   ========   ========   =======
Primary earnings per share             $ 1.24      $ 0.92     $ 0.77     $ 0.68        *
                                     ========    ========   ========   ========    =======
  *Operating as a mutual.
                                          4

                                             At or For the Year Ended June 30,
                                     ----------------------------------------------------
                                       1997        1996      1995        1994     1993
KEY OPERATING RATIOS:                --------    --------  --------    --------  ------
                                                                                   <c.
Return on average assets               0.91%       0.85%     0.85%       0.97%    1.03%
Return on average equity               6.24        4.90      4.28        5.51     8.63
Average equity to average assets      14.65       17.31     19.98       17.66    11.96
Interest rate spread for period        2.85        2.60      2.45        2.74     3.31
Net interest margin for period         3.53        3.40      3.30        3.36     3.65
Non-interest expense to average assets 2.36        2.23      2.08        2.06     2.15
Average interest-earning assets to
  interest-bearing liabilities       115.00      119.00    122.00      118.00   108.00
Allowance for loan losses to total
  loans at end of period               0.35        0.42      0.42        0.54     0.61
Net charge-offs to average outstanding
  loans during the period              0.09        0.01      0.01        0.02     0.02
Ratio of non-performing assets to
  total assets                         0.93        0.88      0.77        0.82     0.78
Ratio of loan loss reserves to
  non-performing assets               31.68       41.02     46.55       49.23    63.69

Dividend payout ratio                 16.13       21.05     25.32       14.49       *

                                                          At June 30,
                                   -------------------------------------------------------
                                       1997        1996      1995        1994     1993
                                    ---------   ---------  ---------   --------  -------
OTHER DATA:
Number of:
  Loans outstanding                   4,999       4,712      4,387        4,358   4,210
  Deposit accounts                   15,447      13,264     10,203       10,028   9,601
  Full service offices                    6           5          4            4       4

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

Operating Strategy

     The primary goals of management are to minimize risk, improve profitability and promote growth. Operating results depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting of deposits and borrowings. Net income is also affected by, among other things, provisions for loan losses and operating expenses.
Operating results are also significantly affected by general economic and competitive conditions, primarily changes in market interest rates, governmental legislation and policies concerning monetary and fiscal affairs and housing, as well as financial institutions and the attendant actions of the regulatory authorities. Management's strategy is to strengthen First Home's presence in, and expand the boundries of, its primary market area.

     Management has implemented various general strategies designed to continue profitability while maintaining safety and soundness.
Primary among those strategies are emphasizing one-to-four family lending, maintaining asset quality and managing interest-rate risk.
It is anticipated, subject to market conditions, that no changes will be made in these strategies.

     Emphasizing One-to-Four Family Lending.  Historically, First
Home has been predominantly a one-to-four family residential lender.
Single family residential loans constituted 79% of mortgage loans originated during fiscal 1997, 78% of 1996 mortgage loan originations and 70% of 1995 mortgage loan originations. First Home has worked to achieve a reputation within its local lending territory for prompt, efficient and courteous service during both the loan origination and servicing processes.

     Maintaining Asset Quality. First Home strongly emphasizes maintaining asset quality through sound underwriting, constant monitoring and effective collection techniques. At June 30, 1997, First Home's ratio of non-performing assets to total assets was .93%.
That same ratio at June 30, 1996 was .88%. Actual loan losses, net of recoveries, of loans originated were $12,000 for the year ended
June 30, 1997. Additional charge-offs were $25,000 for purchased auto loans and $73,000 for an overdraft of a commercial checking account. Actual loan losses, net of recoveries, for the year ended
June 30, 1996 were $1,000 and $11,000 for the year ended June 30, 1995.

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

                                  6
Fiscal Year Ended June 30, 1997 Compared to June 30, 1996

     Net Income.  Net income increased $258,000, or 22.3%, to
$1,413,000 for the fiscal year ended June 30, 1997 from $1,155,000 for the fiscal year ended June 30, 1996. An increase in interest income of $1,582,000 combined with an increase in noninterest income of $255,000 and a decrease in provision for loan losses of $9,000 were offset by increases in interest expense of $832,000, noninterest expense of $602,000 and income taxes of $153,000.

     Net Interest Income. Net interest income was $5,202,000 for the year ended June 30, 1997, an increase of $750,000, or 16.8%, from $4,452,000 for the year ended June 30, 1996. An increase in interest income of $1,582,000 was reduced by an increase in interest expense of $832,000.

     Interest Income. Total interest income of $11,695,000 for the year ended June 30, 1997 increased $1,582,000, or 15.6%, from $10,113,000 for the year ended June 30, 1996. An increase in net loans receivable of $15,324,000 resulted in an increase in interest income from loans of $1,474,000. Interest income from investment securities increased $226,000 attributable to the purchase of additional securities. Income from mortgage-backed and related securities decreased $40,000 due to the sale of one security and principal repayments of the remaining balances. A lower average outstanding balance in other interest-earnings assets caused a $78,000 decrease in the related income account.

     Interest Expense.  Interest expense increased $832,000, or
14.7%, from $5,661,000 for the year ended June 30, 1996 to $6,493,000 for the year ended June 30, 1997. An increase in the average balance of customer deposits partially offset by a decrease in the average deposit rates paid during the period created a $333,000 increase in interest expense on customer deposits. Additional FHLB advances accounted for a $499,000 increase in interest expense on borrowed funds.

     Provision (Credit) for Loan Losses. Provision for loan losses of $71,000 for the year ended June 30, 1997 was a decrease of $9,000 from $80,000 for the year ended June 30, 1996. Actual loan charge-offs, net of recoveries, of First Home originated loans were $12,000 for the year ended June 30, 1997 compared to $1,000 for the year ended June 30, 1996. Additional net charge-offs were $25,000 for purchased auto loans and $73,000 for an overdraft of a commercial checking account. Included in the $80,000 of loan loss reserves at June 30, 1996 were $74,000 to increase specific reserves for the losses on purchased auto loans and the commercial checking account anticipated in fiscal 1997.

     Noninterest Income. Noninterest income was $714,000 for the year ended June 30, 1997 compared to $459,000 for the year ended
June 30, 1996. Significantly contributing to the $255,000, or 55.6%, increase were net gains on investments and mortgage-backed securities of $187,000 for the year ended June 30, 1997 described under "--Gain
(Loss) on Investments and Mortgage-backed Securities."

     The increase in noninterest income also included a $119,000, or 44%, increase in service charges and other fee income from customer deposit accounts. That increase was attributable to the checking account program begun in July 1995 which has created a continued increase in customer deposit accounts. Loan origination and commitment fee income increased $5,000 from $3,000 for the year ended June 30, 1996 to $8,000 for the year ended June 30, 1997.

     Offsetting the increases described above was a loss of $25,000 on the sale of property and equipment for the year ended June 30, 1997, a decrease of $45,000 from the $20,000 gain recognized during the year ended June 30, 1996. With completion and occupancy of the new Gainesville facility, the original modular building was no longer needed and was sold in April of 1997 for a loss of $23,000. Income from real estate operations decreased by $8,000 from $94,000 for the year ended June 30, 1996 to $86,000 for the year ended June 30, 1997.

                                     7

Insurance commissions for the year ended June 30, 1997 were $65,000, also an $8,000 decrease from $73,000 for the year ended June 30, 1996.
The insurance agency was sold in August, 1997, generating a pre-tax profit of $51,000. Other noninterest income decreased $1,000.

     Noninterest Expense. Noninterest expense was $3,647,000 for the year ended June 30, 1997, an increase of 602,000, or 19.8%, from $3,045,000 for the year ended June 30, 1996. Deposit insurance premiums increased $554,000 due to a $640,000 one-time assessment to recapitalize the SAIF. The legislation mandating the assessment, however, also provided for reductions in future premiums. These reductions lowered the premiums for the following quarters to partially offset the assessment expense.

     Compensation and employee benefit expense increased $128,000, or 7.5%. The increase was attributable to salaries and related payroll taxes for additional staff for the Theodosia branch, opened in early 1997, and annual payroll increases for existing personnel.
Occupany and equipment expense increased $27,000, or 7.4%, due to the opening of the Theodosia branch and additional depreciation expense for the new Gainesville building.

     Other noninterest expense increased $23,000, or 4.7%. The majority of the increase was caused by to the increase in customer checking accounts. Increases included: postage - $26,000 (52.0%), debit card expense - $7,000, customer and public relations - $9,000 and losses on checking accounts of $8,000. Those increases were somewhat offset by a $7,000 (63.6%) decrease in the cost of checking account supplies. OTS and state regulatory assessments increased $12,000 (28.6%). Decreases in insurance expense of $6,000 (11.3%) and other operating expense of $13,000 (54.2%) were also recorded.

     Advertising and promotional expense decreased $131,000, or 64%.
As described in the comparison for June 30, 1996 to June 30, 1995, advertising expenses for the year ended June 30, 1996 included non-recurring start-up expenses for the checking account program.

     Gain (Loss) on Investments and Mortgage-backed Securities. As noted in "--Noninterest Income," there was a $187,000 net gain on securities for the year ended June 30, 1997. This was an increase of $193,000 from the $6,000 loss reported for the year ended June 30, 1996. Common and preferred stock were sold during the year ended
June 30, 1997 for $832,000 resulting in a pretax gain of $223,000.
The gain was somewhat offset by a $20,000 loss on the sale of a collaterized mortgage obligation and $16,000 in write-downs on a pool of auto loans purchased.

     Income Taxes. Income tax expense increased $153,000, or 24.2%, from $631,000 for the year ended June 30, 1996 to $784,000 for the year ended June 30, 1997. The increase was attributable to the $411,000 increase in income before taxes.

     Net Interest Margin. Net interest margin increased to 3.53% for the year ended June 30, 1997 compared to 3.40% for the year ended June 30, 1996. An increase in the yield on loans, primarily adjustable-rate loans, combined with decreases in the cost of customer deposits and borrowings were responsible for the overall increase in the margin.

Fiscal Year Ended June 30, 1996 Compared to June 30, 1995

     Net Income.  Net income for the fiscal year ended June 30, 1996 was $1,155,000, an increase of $121,000, or 11.7%, from $1,034,000 for the fiscal year ended June 30, 1995. Increases in interest income of $1,723,000 and noninterest income of $160,000 were offset by increases in total interest expense of $1,106,000, provision for loan losses of $106,000, noninterest expense of $531,000 and income taxes of $18,000.

     Net Interest Income. Net interest income increased by $616,000, or 16.1%, to $4,452,000 for the year ended June 30, 1996 compared to $3,836,000 for the year ended June 30, 1995. An increase of $1,723,000 in total interest income was reduced by a $1,106,000 increase in total interest expense.

                                      8

     Interest Income. Total interest income was $10,113,000 for the year ended June 30, 1996 compared to $8,390,000 for the year ended
June 30, 1995, an increase of $1,723,000, or 20.5%. Interest income from loans receivable increased by $1,919,000 primarily attributable to a $17,349,000 increase in net loans receivable from $101,431,000 at June 30, 1995 to $118,780,000 at June 30, 1996. The increase was also partly attributable to interest rate increases on existing loans pursuant to their adjustable rate features. Income from investment securities decreased $246,000. The decrease was primarily attributable to a declining balance in investment securities as proceeds from maturities and sales were used to fund loan demand.
Income from mortgage-backed and related securities decreased by $42,000 due to lower outstanding balances as these securities have been repaid. The $93,000 increase in income from other interest-earning assets was primarily attributable to proceeds from FHLB advances and proceeds from maturing investments being placed in interest-bearing accounts until needed to fund loan demand.

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

     Noninterest Expense. Noninterest expense of $3,045,000 for the year ended June 30, 1996 increased $531,000, or 21.1%, from $2,514,000 for the year ended June 30, 1995. Compensation and employee benefits increased $160,000, or 10.4%. Of this increase, $50,000 was attributable to the fair market value recording of the expense for the Employee Stock Ownership Plan ("ESOP"). This treatment is required by American Institute of Certified Public
Accountant's Statement of Position 93-6, "Employer's Accounting for
Employee Stock Ownership Plans". The Statement requires the recording of shares released from the ESOP to be recorded at the average fair market value for the period. The calculated amount is recorded as expense and an increase in paid-in capital for the fair market value over cost and to unearned compensation for the remainder. The expense reduces net income which in turn reduces retained earnings and stockholders' equity, while the paid-in capital and unearned compensation amounts increase stockholders equity.
Compensation expense for salaries and related payroll taxes increased by $110,000 due to the staffing of the Sparta branch and normal annual salary increases. Group health insurance expense increased by $38,000. Occupancy and equipment expenses increased $90,000 primarily due to the opening of the Sparta branch. Deposit insurance premiums increased $24,000 as customer deposits increased.
Professional fees decreased $43,000 due to more of the required public company reporting being prepared internally.

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

                                       9

     Gain (Loss) on Investments. There was a gain of $27,000 for the year ended June 30, 1996 attributable to the liquidation of four mutual funds, two U.S. Federal agency obligations and preferred stock by the Company to generate additional cash flow. An unrealized loss of $33,000 was recognized during the year ended
June 30, 1996 due to the write-down of a pool of auto loans to net realizable value. The unrealized loss on this investment for the year ended June 30, 1995 was $17,000.

     Income Taxes.  Income tax expense of $631,000 for the year ended
June 30, 1996 increased $18,000, or 2.9%, from $613,000 for the year ended June 30, 1995. The increase was attributable to the increase in income before taxes for the year ended June 30, 1996.

     Net Interest Margin. Net interest margin increased slightly to 3.40% for the year ended June 30, 1996 from 3.30% for the year ended
June 30, 1995. The percentage increase in net interest income was slightly more than the percentage increase in average interest-earning assets. Interest rates on adjustable-rate loans, which can only be adjusted annually, outpaced increases on the rates paid on deposits and FHLB advances.

Financial Condition

     General. During the year ended June 30, 1997, as in previous years, First Home continued its strategy of expanding its loan portfolio within its primary markets and increasing deposit market share. Loan demand continued strong throughout fiscal year 1997 with net loans receivable showing an increase of $15.3 million and deposits an increase of $11.7 million.

     Total Assets.  Total assets were $164.0 million at June 30,
1997, an increase of $20.3 million, or 14.1%, from $143.7 million at June 30, 1996. The increase was attributable to the $15.3 million increase in loans combined with a $6.2 million increase in cash, investments and mortgage-backed securities. These two increases were partially offset by a $2.0 million decrease in mortgage-backed certificates.

     Cash and Cash Equivalents. Cash and cash equivalents increased by $2.5 million from $3.3 million at June 30, 1996 to $5.8 million at June 30, 1997.

     Certificates of Deposit. Certificates of deposit purchased as investments were $1.5 million at June 30, 1997 compared to $2.3 million at June 30, 1996, resulting in a decrease of $800,000.

     Investment Securities. Investment securities increased $4.1 million from $11.7 million at June 30, 1996 to $15.8 million at June 30, 1997. The increase was attributable to the purchase of additional securities slightly offset by maturities and sales.
The purchases were funded from FHLB advances combined with the proceeds from the maturities and sales.

     Mortgage-backed Securities. The sale of collaterized mortgage obligation backed by Government National Mortgage Association securities was the primary cause for the reduction in mortgage-backed securities of $2.0 million from $2.8 million at June 30, 1996 to $800,000 at June 30, 1997.

     Loans Receivable. Net loans receivable were $134.1 million at June 30, 1997 compared to $118.7 million at June 30, 1996. The net loan increase of $15.4 million, primarily in one-to-four family residential real estate loans, was funded from a $11.7 million increase in customer deposits, proceeds from maturing investments and certificates of deposit and the remainder of advances from the FHLB.

                                       10

     Non-accrual Loans. Non-accrual loans decreased to $57,000 at June 30, 1997 compared to $130,000 at June 30, 1996. The decrease was attributable to the partial charge-off of an unsecured loan created by an overdraft on a commercial checking account.

     Non-performing Assets. Non-performing assets were $1.5 million at June 30, 1997, an increase of $254,000, or 20.1%, from $1.3 million at June 30, 1996. Non-performing assets at June 30, 1997 were comprised of 116 loans and two parcels of other real estate owned. At least one monthly payment was received during the quarter on 101 of those loans which had ending balances of $1,175,000.

     Deposits and Borrowings. Deposits increased from $106.0 million at June 30, 1996 to $117.7 million at June 30, 1997. This was an increase of $11.7 million, or 11.0%. FHLB advances were $23.5 million at June 30, 1997 compared to $13.5 million at June 30, 1996.
The additional $10.0 million was used to fund loan growth and purchase investment securities.

     Stockholders' Equity. Stockholders' equity of $22.2 million at June 30, 1997 decreased $1.5 million from $23.7 million at June 30,
1996. Net income was more than offset by stock repurchases and the payment of dividends.

Liquidity and Capital Resources. First Home's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. Funds are also obtained from FHLB advances. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The primary investing activity of First Home is the origination of mortgage loans.  First Home originated mortgage loans of  $40.6 million, $40.2 million and $30.5 million for the years ended June 30,
1997, 1996 and 1995, respectively.  Other investing activities include the purchase of investment securities, which totaled
$6.6 million, $6.4 million and $1.3 million for the years ended
June 30, 1997, 1996 and 1995.  These activities were funded
primarily by deposit growth, principal repayments on loans,
mortgage-backed securities, other investment securities, and advances.

     OTS regulations require First Home to maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.
First Home's sources of funds include deposits and principal and interest payments from loans and mortgage-backed securities and investments, and FHLB advances. During fiscal years 1997, 1996 and 1995, First Home used its sources of funds primarily to fund loan commitments and to pay maturing savings certificates and deposit withdrawals. At June 30, 1997, First Home had approved loan commitments totaling $567,000 and undisbursed loans in process totaling $3.1 million.

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

     At June 30, 1997, certificates of deposit amounted to $79.5 million, or 67.6%, of First Home's total deposits, including $51.1 million which were scheduled to mature by June 30, 1998.
Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management of First Home believes it has adequate resources to fund all loan commitments by savings deposits and FHLB advances and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

                                     11
     Currently, the OTS requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings.  In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings.  First Home's liquidity ratios were 15.8%, 10.7% and
11.2% at June 30, 1997, 1996 and 1995, respectively.  First Home's short-term liquidity ratios at June 30, 1997, 1996 and 1995 were
14.7%, 4.6% and 5.7%, respectively.  First Home consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

     OTS regulations require First Home to maintain specific amounts of capital. As of June 30, 1997, First Home was in compliance with all the regulatory capital requirements which were effective as of such date, with tangible, core and risk-based capital ratios of 11.7%, 11.7% and 18.2%, respectively. These ratios exceed the 1.5%, 3.0% and 8.0% required by OTS regulations. In addition, the OTS amended its capital regulations which require savings institutions to maintain specified amounts of regulatory capital based on the estimated effects of changes in market rates and which could further increase the amount of regulatory capital required to be maintained by the Savings Bank. See Note 15 of the Notes to Consolidated Financial Statements.

     Impact of New Accounting Standards. See Note 1 of the Notes to the Consolidated Financial Statements.

     Effect of Inflation and Changing Prices.  The Consolidated
Financial Statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of First Home is reflected in increased operating costs.
Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
During the current interest rate environment, management believes that the liquidity and the maturity structure of First Home's assets and liabilities are critical to the maintenance of acceptable profitability.

                                       12


{LOGO OF KIRKPATRICK, PHILLIPS & MILLER, CPAs, A PROFESSIONAL \
    CORPORATION}


                      INDEPENDENT AUDITORS' REPORT
                      ----------------------------


 To the Board of Directors and Stockholders
First Bancshares, Inc. and Subsidiary
Mountain Grove, Missouri

We have audited the accompanying consolidated statements of financial condition of First Bancshares, Inc. and Subsidiary as of June 30,
1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform these audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancshares, Inc. and Subsidiary as of June 30,
1997 and 1996, and the results of operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.


                          /s/ Kirkpatrick, Phillips & Miller
                          KIRKPATRICK, PHILLIPS & MILLER, CPAs, P.C.

Springfield, Missouri
August 6, 1997





                                  FIRST BANCSHARES, INC.  AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              - - - - - - - - - - - - - - - - - - - - - - - -
                                         June 30, 1997 and 1996
                                                                               1997              1996
                                                                         -------------      -------------
ASSETS
------
Cash and cash equivalents, including interest-bearing accounts
    of $1,895,311 in 1997 and $526,578 in 1996                           $   5,808,930      $   3,316,282
Certificates of deposit                                                      1,504,000          2,319,000
Investment securities available-for-sale, at fair value (Notes 1 and 2)     14,227,286          9,478,015
Investment securities held-to-maturity (estimated fair value of
    $1,625,760 in 1997 and $2,249,438 in 1996) (Notes 1 and 2)               1,604,665          2,233,375
Investment in Federal Home Loan Bank stock, at cost (Note 3)                 1,263,800            889,800
Mortgage-backed certificates available-for-sale,
   at fair value (Notes 1 and 4)                                               827,547          2,831,153
Loans receivable held-for-investment, net (Notes 1 and 5)                  134,103,537        118,779,992
Accrued interest receivable (Note 6)                                           665,112        468,962
Prepaid expenses                                                               117,511        106,725
Commissions and other receivables                                                4,400          4,400
Property and equipment, less accumulated depreciation
   and valuation reserves (Notes 1 and 7)                                    3,693,891      3,194,113
Intangible assets, less accumulated amortization (Notes 1 and 8)                31,354         42,513
Real estate owned                                                              113,776             -
Other assets                                                                     7,165          6,574
                                                                         -------------  -------------
    Total assets                                                         $ 163,972,974  $ 143,670,904
                                                                         =============  =============

  LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------
Customer deposits (Note 9)                                               $ 117,684,732  $ 105,960,227
Advances from Federal Home Loan Bank (Note 10)                              23,500,000     13,500,000
Other borrowed funds                                                            55,000         55,000
Income taxes payable - current (Note 11)                                         5,023         92,169
Deferred income taxes, net (Notes 1 and 11)                                    272,718        138,771
Accrued expenses                                                               248,857        195,622
                                                                         -------------  -------------
    Total liabilities                                                      141,766,330    119,941,789
                                                                         =============  =============
Commitments and contingencies (Note 14)                                            -              -

Preferred stock, $.01 par value; 2,000,000 shares authorized,
   none issued                                                                     -              -
Common stock, $.01 par value; 8,000,000 shares authorized,
   issued 1,558,530 in 1997 and 1,553,040 in 1996, outstanding
   1,091,554 in 1997 and 1,268,686 in 1996 (Note 16)                            15,585         15,530
Paid-in capital                                                             15,250,480     15,059,638
Retained earnings - substantially restricted (Notes 15 and 16)              15,211,828     14,010,896
Treasury stock, at cost - 466,976 shares in 1997 and
   284,354 shares in 1996                                                   (7,429,669)    (4,123,081)
Unearned compensation (Note 12)                                               (977,466)    (1,209,046)
Unrealized gain/(loss) on securities available-for-sale,
   net of applicable deferred income taxes                                     135,886        (24,822)
                                                                          ------------  -------------
    Total stockholders' equity                                              22,206,644     23,729,115
                                                                          ------------  -------------
    Total liabilities and stockholders' equity                           $ 163,972,974  $ 143,670,904
                                                                         =============  =============

                            The accompanying notes are an integral part of the
                                     consolidated financial statements
                                                     14

                               FIRST BANCSHARES, INC.  AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF INCOME
                                - - - - - - - - - - - - - - - - - - - -
                               Years Ended June 30, 1997, 1996 and 1995

                                                       1997             1996           1995
                                                   ------------    ------------    -----------
Interest Income:
  Loans receivable                                 $ 10,420,259    $  8,945,961    $ 7,027,255
  Investment securities                               1,028,922         802,995      1,049,168
  Mortgage-backed and related securities                160,580         200,611        242,692
  Other interest-earning assets                          84,980         163,631         71,383
                                                   ------------    ------------    -----------
      Total interest income                          11,694,741      10,113,198      8,390,498
                                                   ------------    ------------    -----------

Interest Expense:
  Customer deposits (Note 9)                          5,376,936       5,043,681      4,454,116
  Borrowed funds (Note 10)                            1,115,838         617,749        100,452
                                                    -----------     -----------    -----------
      Total interest expense                          6,492,774       5,661,430      4,554,568
                                                    -----------     -----------    -----------

      Net interest income                             5,201,967       4,451,768      3,835,930

Provision (credit) for loan losses                       71,361          79,500        (26,660)
                                                    -----------      ----------    -----------
      Net interest income after
        provision for loan losses                     5,130,606       4,372,268      3,862,590
                                                    -----------     -----------    -----------
Noninterest Income:
  Service charges and other fee income                  389,217         270,470        166,508
  Gain/(loss) on investment securities and
     mortgage-backed securities                         187,438          (6,330)       (18,505)
  Gain/(loss) on sale of property and equipment         (24,988)         20,243          7,000
  Loan origination and commitment fees (Note 1)           7,737           3,184          4,028
  Income from real estate operations                     86,157          93,678         60,118
  Insurance commissions                                  65,144          73,457         76,379
  Other                                                   3,536           4,099          3,150
                                                    -----------     -----------     ----------
      Total noninterest income                          714,241         458,801        298,678
                                                    -----------     -----------     ----------
Noninterest Expense:
  Compensation and employee benefits (Note 12)        1,823,972       1,695,707      1,535,863
  Occupancy and equipment                               392,336         365,150        274,724
  Deposit insurance premiums                            782,542         228,870        205,489
  Advertising and promotional                            73,235         204,469         30,953
  Professional fees                                      58,102          56,606         99,775
  Other                                                 517,278         494,591        367,008
                                                    -----------     -----------     ----------
     Total noninterest expense                        3,647,465       3,045,393      2,513,812
                                                    -----------     -----------    -----------
      Income before taxes                             2,197,382       1,785,676      1,647,456

Income Taxes (Note 11)                                  783,979         631,039        613,204
                                                    -----------     -----------    -----------
      Net income                                    $ 1,413,403     $ 1,154,637    $ 1,034,252
                                                    ===========     ===========    ===========
      Primary earnings per share (Note 1)           $    1.24       $     .92      $     .77
                                                    ===========     ===========    ===========
      Fully diluted earnings per share (Note 1)     $    1.23       $     .92      $     .77
                                                    ===========     ===========    ===========

                         The accompanying notes are an integral part of the
                                    consolidated financial statements
                                                    15


                                                FIRST BANCSHARES, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       - - - - - - - - - - - - - - - - - - - - - - - - -
                                                    Years Ended June 30, 1997, 1996 and 1995
                                  Common                                                                Unrealized       Total
                                   Stock           Paid-in       Retained     Treasury      Unearned  Gain/(Loss) on  Stockholders'
                              Shares     Amount     Capital       Earnings       Stock     Compensation   Securities    Equity
                            ---------  --------  -----------  ------------  -----------   -------------  ----------  -----------
Balance at June 30, 1994    1,473,792  $ 15,513  $14,857,610  $ 12,316,426  $  (910,450)  $ (1,742,436)  $(223,959)  $24,312,704
  Net income                       -         -            -      1,034,252           -              -           -      1,034,252
  Proceeds from exercise of
     stock option                 100         1          999            -            -              -           -          1,000
  Cash dividends ($.20 per share)  -         -            -       (256,593)          -              -           -       (256,593)
  Purchase of treasury stock
    at cost                   (73,714)       -            -             -      (997,518)            -           -       (997,518)
  Vesting of MRP stock             -         -            -             -            -          81,640          -         81,640
  Release of ESOP shares           -         -        63,159            -            -         200,060          -        263,219
  Net change in unrealized
    loss on securities
    available-for-sale,
    net of applicable
    deferred income taxes          -         -            -             -            -              -       52,891         2,891
                            ---------    ------   ----------    ----------   ----------     ----------    ---------   ----------
Balance at June 30, 1995    1,400,178    15,514   14,921,768    13,094,085   (1,907,968)    (1,460,736)   (171,068)   24,491,595
  Net income                       -         -            -      1,154,637           -              -           -      1,154,637
  Proceeds from exercise of
     stock options              1,648        16       16,464            -            -              -           -         16,480
  Cash dividends ($.20 per share)  -         -            -       (237,826)          -              -           -       (237,826)
  Purchase of treasury stock
    at cost                  (133,140)       -            -             -    (2,215,113)            -           -     (2,215,113)
  Vesting of MRP stock             -         -            -             -            -          55,390          -         55,390
  Release of ESOP shares           -         -       121,406            -            -         196,300          -        317,706
  Net change in unrealized
    loss on securities
    available-for-sale,
    net of applicable
    deferred income taxes           -        -            -             -           -               -      146,246       146,246
                             ---------   ------   ----------    ----------   ----------     -----------    --------   ----------
Balance at June 30, 1996     1,268,686   15,530   15,059,638    14,010,896   (4,123,081)    (1,209,046)    (24,822)   23,729,115
  Net income                        -        -            -      1,413,403           -              -           -      1,413,403
  Proceeds from exercise of
     stock options               5,490       55       54,845             -           -              -           -         54,900
  Cash dividends ($.20 per share)   -        -            -       (212,471)          -              -           -       (212,471)
  Purchase of treasury stock
    at cost                  (182,622)       -            -             -    (3,306,588)            -           -     (3,306,588)
  Vesting of MRP stock             -         -            -             -            -          55,640          -         55,640
  Release of ESOP shares           -         -       135,997            -            -         175,940          -        311,937
  Net change in unrealized
    gain (loss) on securities
    available-for-sale,
    net of applicable
    deferred income taxes          -         -            -             -             -              -      160,708       160,708
                            ---------  --------  -----------   -----------  ------------   ------------   ---------   -----------
Balance June 30, 1997       1,091,554  $ 15,585  $15,250,480   $15,211,828  $(7,429,669)   $  (977,466)   $ 135,886   $22,206,644
                      ======== ======= =========   ========= =========   =========   =======   =========

              The accompanying notes are an integral part of the consolidated financial statements

                                                 16

                                FIRST BANCSHARES, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                - - - - - - - - - - - - - - - - - - -
                               Years Ended June 30, 1997, 1996 and 1995
                                                        1997            1996           1995
                                                   ------------    ------------   ------------
Cash flows from operating activities:
  Net income                                       $  1,413,403    $  1,154,637   $  1,034,252
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                      178,489         161,513        134,946
      Amortization                                       11,159          15,765         16,083
      Premiums and discounts on mortgage-backed
        securities and investment securities             (1,353)          5,842          8,839
      Loss (credit) on loans, net of recoveries          71,361          79,500        (26,660)
      Unrealized loss on investment securities           16,000          33,000         17,000
      (Gain)/ loss on sale of investment securities
           and mortgage-backed securities              (203,438)        (26,670)         1,505
      (Gain)/ loss on sale of equipment                  24,988         (20,243)        (7,000)
      Income reinvested on investment securities
        and Federal Home Loan Bank stock                     -          (31,391)       (62,453)
      Vesting of MRP shares                              55,658          55,431         78,856
      Release of ESOP shares                            311,937         317,706        263,219
      Net change in operating accounts:
        Accrued interest receivable and other assets   (207,527)        (35,816)      (107,248)
        Deferred loan costs                             (37,034)        (23,912)       (25,366)
        Accrued expenses                                 53,235          32,185        (18,802)
        Deferred income taxes                            39,759          16,064        116,087
        Income taxes payable - current                  (87,146)         43,425         45,329
                                                    ------------    ------------   ------------
          Net cash from operating activities          1,639,491       1,777,036      1,468,587
                                                    ------------    ------------   ------------
Cash flows from investing activities:
  Purchase of investment securities
    available-for-sale                               (6,224,000)     (5,736,100)    (1,009,300)
  Purchase of investment securities held-to-maturity   (374,000)       (685,000)      (265,000)
  Proceeds from maturities of investment securities
    available-for-sale                                1,000,000       5,016,695        806,902
  Proceeds from maturities of investment securities
    held-to-maturity                                    610,542         445,872        265,510
  Proceeds from sale of investment securities
    available-for-sale                                  832,277       1,464,308        502,352
  Net change in certificates of deposit                 815,000       1,803,000      2,482,000
  Net change in federal funds sold                           -               -       2,000,000
  Net change in loans receivable                    (15,471,648)    (17,433,330)   (15,645,278)
  Proceeds from principal payments and maturities
    of mortgage-backed certificates                     127,895         265,265        228,624
  Proceeds from sales of mortgage-backed
    certificates                                      1,980,000              -              -
  Purchases of property and equipment                  (710,755)       (832,818)      (548,446)
  Proceeds from sale of property and equipment            7,500          32,800          7,000
  Net proceeds from sale of real estate owned                -           29,112         43,073
  Purchase of other assets                                   -               -          (3,000)
                                                    ------------    ------------   ------------
          Net cash used in investing activities     (17,407,189)    (15,630,196)   (11,135,563)
                                                    ------------    ------------   ------------
                                                         17

                                      FIRST BANCSHARES, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 - - - - - - - - - - - - - - - - - - - - - - - - -
                                      Years Ended June 30, 1997, 1996 and 1995

                                                       1997             1996          1995
                                                  -------------   -------------   ------------
Cash flows from financing activities:
  Net change in demand deposits, savings accounts,
    and certificates of deposit                    $ 11,724,505    $  7,571,221   $ 12,485,184
  Payments on borrowed funds                         (3,500,000)             -      (8,000,000)
  Proceeds from borrowed funds                       13,500,000       8,500,000      5,000,000
  Proceeds from sale of common stock                     54,900          16,480          1,000
  Cash dividends paid                                  (212,471)       (237,826)      (256,593)
  Purchase of treasury stock                         (3,306,588)     (2,215,113)      (997,518)
                                                   -------------   -------------   ------------
      Net cash from financing activities             18,260,346      13,634,762      8,232,073
                                                   ------------    -------------   ------------

Net increase (decrease) in cash and cash equivalents  2,492,648        (218,398)    (1,434,903)

Cash and cash equivalents -
  beginning of period                                 3,316,282       3,534,680      4,969,583
                                                   ------------     -----------     -----------
Cash and cash equivalents -
  end of period                                    $  5,808,930    $  3,316,282   $  3,534,680
                                                   ============    ============   =============

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest on deposits and
      other borrowings                             $  6,462,776    $  5,658,063   $  4,540,132
    Income taxes                                        831,149         567,602        455,457


Supplemental schedule of non-cash investing and
  financing activities:
  Loans and other real estate
    charged off to reserve                         $    109,863    $      1,117   $     12,487
  Loans transferred to real estate
    acquired in settlement of loans                     113,776          29,112         43,073





                     The accompanying notes are an integral part of the
                             consolidated financial statements
                                            18

FIRST BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1997, 1996 and 1995

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     First Bancshares, Inc., a Missouri corporation, was organized on September 30, 1993 for the purpose of becoming a unitary savings and loan holding company for First Home Savings Bank. The Savings Bank is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in southern Missouri. It also provides insurance brokerage activities through a subsidiary corporation. The Savings Bank is subject to competition from other financial institutions. The Company and Savings Bank are also subject to the regulation of certain federal agencies and undergo periodic examinations by those regulatory authorities.

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

     Use of estimates - Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.
          Actual results could vary from the estimates that were used

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


                               19

                          FIRST BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1997, 1996 and 1995

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

          In adopting SFAS No. 115, the Company modified its accounting policies and designated its securities in accordance with the three classifications. The Company's adoption of SFAS No. 115 resulted in the reclassification of certain securities from the held-to-maturity portfolio to the available-for-sale portfolio. The net unrealized losses have been reported as a separate component of stockholders' equity. At June 30, 1997 and 1996, the Company had no securities designated as trading securities.

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

                                       20

                          FIRST BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1997, 1996 and 1995


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     Property and equipment and related depreciation - Property and
          equipment has    been stated at cost except as discussed in
          Note (7). Depreciation has been principally computed by applying the following methods and estimated lives:

                   Category         	Estimated Life       Method
          ---------------------       --------------       ----------
          Automobiles                    5 Years    Straight-line and
                                                    declining-balance
          Office furniture, fixtures                Straight-line and
             and equipment            3-10 Years	    declining-balance
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

                                   21

                          FIRST BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1997, 1996 and 1995

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

     Loan origination fees and costs - During the year ended
          June 30, 1994, the Savings Bank adopted SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Under SFAS No. 91, loan origination fees and certain direct loan origination costs are deferred and recognized in interest income over the contractual lives of the related loans using the interest method. When a loan is paid-off or sold, the unamortized balance of these deferred fees and costs is recognized in income. The Savings Bank adopted SFAS No. 91 prospectively from July 1, 1993. The net effect of the Savings Bank's adoption of SFAS No. 91 was not material to its financial condition or results of operations.

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

     Earnings per share - Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The number of shares used in the computations were 1,141,175 in 1997, 1,260,434 in 1996 and 1,340,202 in 1995.

                                    22

                          FIRST BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1997, 1996 and 1995


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

          For purposes of the fully diluted computation for 1997 and 1995, the number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the market price of the Company's stock on June 30, 1997 and June 30, 1995 because that price was higher than the average market price for the year. A similar computation was not made for 1996 because the average market price for the year was higher than the price at June 30, 1996. The number of shares used in the computations of fully diluted earnings per share were 1,150,071 in 1997, 1,260,434 in 1996 and 1,349,835 in 1995.

          Employee Stock Ownership Plan ("ESOP") shares not committed to be released are not considered outstanding for purposes of calculating primary and fully diluted earnings per share due to the Company's adoption of Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans" (See Note (12)).

     New accounting standards -  In June 1996, the Financial
          Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which clarifies and provides consistent guidance for distinguishing transfer of financial assets that are sales from transfers that are borrowings. The standard is based on a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, and derecognizes liabilities when extinguished. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS
          No. 125" defers the December 31, 1996 effective date of application of certain portions of SFAS No. 125 until January 1, 1998. The Company adopted the provisions of SFAS No. 125 on January 1, 1997. The adoption did not have a material impact on the Company's financial condition or results of operations.

          SFAS No. 128, "Earnings Per Share," was issued in February 1997 and establishes standards for computing and presenting earnings per share ("EPS"). It applies to entities with publicly-held common stock or potential common stock. The Statement replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 is effective for the financial statements for the periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented. The impact of its adoption is not expected to be material to the Company.

          SFAS No. 129, "Disclosure of Information About Capital Structure," establishes standards for disclosing information about an entity's capital structure and applies to all entities. SFAS No. 129 continues the previous requirements to disclose certain information about an entity's capital structure found in Accounting Principles Board ("APB") Opinions No. 10 , "Omnibus Opinion - 1996," and No. 15, "Earnings Per Share," and SFAS No. 47, "Disclosure of Long-Term Obligations," for entities that were subject to those standards. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997.
          SFAS No. 129 contains no change in disclosure requirements for entities that were previously subject to the requirements of APB Opinions Nos. 10 and 15 and SFAS No.
          47. The adoption of the provisions of SFAS No. 129 is not expected to have a material impact on the Company.

                                   23

                          FIRST BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1997, 1996 and 1995


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     In July 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and presenting of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. SFAS No. 130 requires that companies
     (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition.
     SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

     In June 1997, FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which established standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS
     No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 becomes effective for the Company's fiscal year ending June 30, 1999, and requires that comparative information from earlier years be restated to conform to its requirements. The adoption of the provisions of SFAS No. 131 is not expected to have a material impact on the Company.


Reclassifications - Certain accounts in the prior-years' consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year consolidated financial statements.

                                   24


                          FIRST BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1997, 1996 and 1995


(2)  INVESTMENT SECURITIES

     As discussed in Note (1), effective June 30, 1994, the Company adopted SFAS No. 115 and designated certain securities as available-for-sale.

     A summary of the investment securities available-for-sale at June 30, 1997 is as follows:



                                                                                Estimated
                                        Amortized        Gross Unrealized          Fair
                                           Cost         Gains       Losses         Value
                                      ------------   ----------   ----------   --------------
     United States Government and
       Federal Agencies obligations   $ 13,041,337   $  105,037   $  (18,875)   $  13,127,499
     Domestic corporate obligations        150,075           -           (75)         150,000
     Mutual funds                           34,548        2,512           -            37,060
     Common and preferred stocks           790,569      131,123       (8,965)         912,727
                                     -------------   ----------   -----------   -------------
         Total                        $ 14,016,529   $  238,672   $  (27,915)   $  14,227,286
                                      ============   ==========   ===========   =============

     The amortized cost and estimated market value of debt securities available-for-sale at June 30, 1997 are summarized below by contractual terms to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Amortized        Estimated
                                                Cost          Fair Value
                                           -------------    -------------
     Due in one year or les                $   6,397,975    $   6,480,749
     Due after one year through five years     6,793,437        6,796,750
     Due after five years through ten years           -                -
     Due after ten years                              -                -
                                            ------------     ------------
          Total                             $ 13,191,412     $ 13,277,499
                                            ============     ============

     Proceeds from the sales of common and preferred stock held as available-for-sale during the year ended June 30, 1997 were $832,277. A gain of $223,438 was recognized on these sales.

     A summary of investment securities held-to-maturity at June 30, 1997 is as follows:


                                                                                  Estimated
                                       Amortized         Gross Unrealized            Fair
                                          Cost         Gains          Losses         Value
                                      ------------    ---------     ----------    -----------
     Obligations of states and
       political subdivisions          $ 1,492,441    $  21,095     $      -      $ 1,513,536
     Auto and student loan pools           112,224           -             -          112,224
                                       -----------    ---------     ----------    -----------
        Total                          $ 1,604,665    $  21,095     $      -      $ 1,625,760
                                      ============    =========     ==========    ===========

                                            25

                          FIRST BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1997, 1996 and 1995


(2)  INVESTMENT SECURITIES - (CONTINUED)

     Auto and student loan pools consist of an investment in a pool of auto loans and a pool of student loans and are stated at net realizable value in 1997, 1996 and 1995. The auto loan pool was written down to its estimated net realizable value because, in the opinion of management, the decline in market value of that security is considered to be other than temporary. The amount of the losses, $16,000, $33,000 and $17,000 for 1997,
     1996 and 1995, respectively, have been charged to operations.

     The amortized cost and estimated market value of investment securities held-to-maturity at June 30, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                              Amortized        Estimated
                                                 Cost          Fair Value
                                            ------------     ------------
     Due in one year or less                 $   529,585      $   534,802
     Due after one year through five years     1,015,080        1,029,515
     Due after five years through ten years       60,000           61,443
                                             -----------      -----------
         Total                               $ 1,604,665      $ 1,625,760
                                             ===========      ===========

     A summary of the investment securities available-for-sale at June 30, 1996 is as follows:

                                                                                  Estimated
                                        Amortized       Gross Unrealized             Fair
                                           Cost        Gains        Losses           Value
                                       -----------   ----------  -----------     ------------
     United States Government and
         Federal Agencies obligations  $ 8,045,888   $    9,906   $  (47,077)     $ 8,008,717
     Domestic corporate obligations        150,522        4,064           -           154,586
     Mutual funds                           34,548           -            -            34,548
     Common and preferred stocks         1,166,842      137,500      (24,178)       1,280,164
                                       -----------   ----------   -----------     ------------
         Total                         $ 9,397,800   $  151,470   $  (71,255)     $ 9,478,015
                                       ===========   ==========   ===========     ===========

     Proceeds from the sales of four mutual funds, two U.S. Federal agency obligations and preferred stock held as available-for-sale during the year ended June 30, 1996 were $1,464,308. A gain of $26,670 was recognized on these sales. Proceeds from the sales of four mutual funds held as available-for-sale during the year ended June 30, 1995 were $502,352. A loss of $1,505 was recognized on these sales.

                                26
FIRST BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1997, 1996 and 1995

(2)     INVESTMENT SECURITIES - (CONTINUED)

     A summary of investment securities held-to-maturity at June 30, 1996 is as follows:

                                                                                 Estimated
                                        Amortized        Gross Unrealized           Fair
                                           Cost        Gains         Losses         Value
                                       -----------   ----------   -----------    ------------
     Obligations of states and
       political subdivisions          $ 2,074,609    $  17,965    $  (1,902)     $ 2,090,672
     Auto and student loan pools           158,766           -            -           158,766
                                       -----------    ---------    ----------     -----------
        Total                          $ 2,233,375    $  17,965    $  (1,902)     $ 2,249,438
                                       ===========    =========    ==========     ===========

     The book value of securities pledged as collateral, to secure public deposits was $1,469,354 at June 30, 1997 and $690,343 at June 30, 1996. The approximate fair value of pledged securities was $1,477,332 at June 30, 1997 and $692,482 at June 30, 1996.

(3)  INVESTMENT IN FEDERAL HOME LOAN BANK STOCK

     Investment in stock of the Federal Home Loan Bank is required by law of every Federally-insured savings institution. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has been at par value.

     The Savings Bank, as a member of the Federal Home Loan Bank of Des Moines, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Des Moines in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the Federal Home Loan Bank of Des Moines. The Savings Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Des Moines stock of $1,263,800 at June 30, 1997.

(4)  MORTGAGE-BACKED SECURITIES

     The amortized cost and estimated market values of mortgage-backed securities available-for-sale as of June 30, 1997 are summarized below:

                                                                                   Estimated
                                        Amortized        Gross Unrealized             Fair
                                           Cost        Gains           Losses         Value
                                        ----------    ---------     ---------     -----------
     FHLMC certificates                 $  333,791    $   3,336      $     -       $  337,127
     FNMA certificates                     394,350           -         (1,185)        393,165
     GNMA certificates                      92,954        4,301            -           97,255
                                        ----------    ----------     ---------     ----------
       Total                            $  821,095    $   7,637      $ (1,185)     $  827,547
                                        ==========    =========      =========     ==========

                                                  27


                          FIRST BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1997, 1996 and 1995


(4)  MORTGAGE-BACKED SECURITIES - (CONTINUED)

     Proceeds from the sale of a collateralized mortgage obligation during the year ended June 30, 1997 was $1,980,000. A loss of $20,000 was recognized on this sale.

     The amortized cost and estimated market values of mortgage-backed securities available-for-sale as of June 30, 1996 are summarized below:

                                                                                   Estimated
                                            Amortized       Gross Unrealized          Fair
                                               Cost       Gains         Losses        Value
                                           ----------   ---------     ----------   -----------
     FHLMC certificates                    $  393,267   $   3,026     $    (705)   $   395,588
     FNMA certificates                        445,669          -         (2,908)       442,761
     GNMA certificates                        110,053       2,751            -         112,804
     Collateralized mortgage
       obligations                          2,000,000          -       (120,000)     1,880,000
                                           ----------   ---------     ----------   -----------
       Total                              $ 2,948,989   $   5,777    $ (123,613)   $ 2,831,153
                                          ===========   =========    ===========   ============

(5)  LOANS RECEIVABLE

     Loans receivable at June 30 consist of the following:

                                                 1997            1996
                                           -------------   --------------
     First mortgage loans                  $ 123,403,476    $ 110,473,413
     Loans to depositors, secured by
       savings accounts                        1,300,921        1,282,446
     Consumer and automobile loans             6,450,166        5,844,380
     Second mortgage loans                     4,278,560        3,726,771
     Other loans                               2,161,552        2,035,412
                                             -----------    -------------
        Total gross loans                    137,594,675      123,362,422
     Reserve for loan losses                    (481,543)        (520,045)
     Loans in process                         (3,117,023)      (4,132,779)
     Unamortized deferred loan costs, net
       of origination fees                       107,428           70,394
                                            ------------     ------------
        Net loans receivable               $ 134,103,537    $ 118,779,992
                                           =============    =============

     Activity in the allowance for loan losses is summarized as follows for the years ended June 30:

                                                  1997             1996
                                              ----------        ---------
                                                   <c.
     Balance at beginning of year              $ 520,045        $ 441,662
     Provision charged to income                  71,361           79,500
     Charge-offs                                (114,148)          (1,477)
     Recoveries                                    4,285              360
                                              ----------        ---------
       Balance at end of year                  $ 481,543        $ 520,045
                                               =========        =========

     The Savings Bank primarily grants first mortgage loans to customers throughout southern Missouri. The loans are typically secured by real estate or personal property.

                                    28


                          FIRST BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1997, 1996 and 1995

(5)  LOANS RECEIVABLE - (CONTINUED)

     As of June 30, 1997, the total recorded investment in impaired loans was $97,438 as recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118. This amount was subject to allowances for credit losses of $77,328. During 1997, the average recorded investment in impaired loans was $166,862. Interest income recognized in 1997 during the period in which the underlying loans were considered impaired was $3,440.

(6)  ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable at June 30 is summarized as follows:

                                                  1997            1996
                                             -----------       ----------
     Investment securities                    $  210,558       $  109,436
     Mortgage-backed securities                    8,799           17,952
     Loans receivable                            445,755          341,574
                                              ----------       ----------
          Total                               $  665,112       $  468,962
                                              ==========       ==========

(7)  PROPERTY AND EQUIPMENT

     Property and equipment at June 30 consists of the following:


                                                              1997
                                       ------------------------------------------------------
                                                       Accum.       Valuation
         Category                          Cost        Deprec.       Reserve          Net
   ----------------------------        -----------   ----------     ---------     -----------
     Land                              $   285,759   $       -      $      -      $   285,759
     Buildings                           2,704,560      755,364            -        1,949,196
     Office furniture,
       fixtures and equipment            1,353,759      894,827            -          458,932
     Automobiles                            85,491       41,055            -           44,436
     Investment real estate              1,382,206      155,491       271,147         955,568
                                       -----------   ----------     ---------     -----------
         Total                         $ 5,811,775  $ 1,846,737     $ 271,147     $ 3,693,891
                                       ===========  ===========     =========     ===========

                                                                       1996
                                      ------------------------------------------------------
                                                      Accum.        Valuation
           Category                       Cost        Deprec.        Reserve           Net
     ------------------------          -----------  ----------      ---------    ------------
     Land                              $   259,145  $       -       $      -     $    259,145
     Buildings                           2,532,713     688,305             -        1,844,408
     Office furniture,
       fixtures and equipment            1,106,434     841,936             -          264,498
     Automobiles                            89,834      29,011             -           60,823
     Investment real estate              1,171,840     135,454        271,147         765,239
                                       -----------  ----------      ---------    ------------
         Total                         $ 5,159,966  $1,694,706      $ 271,147    $  3,194,113
                                       ===========  ==========      =========    ============

                                       29


(7)  PROPERTY AND EQUIMENT - (CONTINUED)

     Depreciation charges to operations for the years ended June 30, 1997, 1996 and 1995 were $178,489, $161,513, and $134,946, respectively. The depreciation policies followed by the Company are described in Note (1).

     A valuation reserve has been established for certain investment real estate to adjust the property to its net realizable value at June 30, 1997 and 1996.

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

                                                  1997
                                    -------------------------------
                                                  Accum.
           Category                    Cost       Amort.       Net
     -----------------------        ---------   ---------   --------
     Organization costs             $   4,936   $   4,936   $      -
     Customer renewal lists           110,000      80,854      29,146
     Covenants not to compete          40,000      40,000          -
     Goodwill                           5,000       2,792       2,208
                                    ---------   ---------   ---------
         Total                      $ 159,936   $ 128,582   $  31,354
                                    =========   =========   =========

                                                 1996
                                  ----------------------------------                                                  Accum.
            Category                  Cost        Amort.       Net
     -----------------------      -----------   ---------   ---------
     Organization costs            $    4,936   $   4,490   $     446
     Customer renewal lists           110,000      74,254      35,746
     Covenants not to compete          40,000      36,396       3,604
     Goodwill                           5,000       2,283       2,717
                                   ----------   ---------   ---------
         Total                     $  159,936   $ 117,423   $  42,513
                                   ==========   =========   =========

     The intangible assets are being amortized as described in Note
     (1). Amortization expense charged to operations amounted to $11,159 for 1997, $15,764 for 1996, and $16,083 for 1995.

                                   30
FIRST BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1997, 1996 and 1995

(9)  CUSTOMER DEPOSITS

     A summary of deposit accounts at June 30 is as follows:


                                     Weighted
                                    Average Rate         1997                      1996
                                     at 6/30/97     Amount      %              Amount      %
                                   ------------ ------------  ------     --------------  ------
     Noninterest-bearing checking          -    $  3,270,891    2.8%     $   2,489,984    2.3%
     Interest-bearing checking           2.47%    14,403,732   12.2         12,439,258   11.7

     Super Saver money market            3.78%    14,877,924   12.7         14,175,731  13.4

     Savings                             3.04%     5,587,995    4.7          5,781,593   5.5
                                                ------------   ----       ------------  -----
                                                  38,140,542   32.4         34,886,566  32.9
                                                ------------   ----       ------------  -----
     Certificates of Deposit:
       3.0% to 4.49%                      -     $         -     -  %     $     239,453   0.2%
       4.5% to 5.49%                    5.24%     27,382,204   23.3         34,324,389  32.4
       5.5% to 6.49%                    5.87%     41,546,814   35.3         25,510,263  24.1
       6.5% to 7.49%                    6.82%     10,376,619    8.8         10,261,086   9.7
       7.5% and over                    7.71%        238,553    0.2            738,470   0.7
                                                ------------   -----     -------------  -----
                                                  79,544,190   67.6         71,073,661  67.1
                                                ------------   -----     -------------  -----

          Total                         4.83%  $ 117,684,732  100.0%     $ 105,960,227 100.0%
                                               =============  ======     ============= ======

     The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was $13,970,628 and $11,774,506 at June 30, 1997 and 1996, respectively.

     At June 30, 1997, scheduled maturities of certificates of deposit are as follows:

                                            During Years Ending June 30,
                      -----------------------------------------------------------------------------
                          1998           1999         2000          2001        2002        After
                      ------------   -----------  -----------   -----------  ---------    ---------
     4.5% to 5.49%    $ 25,048,530   $ 1,698,184  $   510,116   $   125,374  $       -     $     -
     5.5% to 6.49%      24,966,869     9,463,992    3,280,555     3,105,024     730,374          -
     6.5% to 7.49%       1,108,183     4,766,894    3,579,534        15,000     860,008      47,000
     7.5% and over              -         29,040      209,513            -          -           -
                      ------------   -----------  -----------   -----------  ---------    ---------
         Total        $ 51,123,582   $15,958,110  $ 7,579,718   $ 3,245,398  $1,590,382    $ 47,000
                      ============   ===========  ===========   ===========  ==========    ========

     Interest expense on deposits is as follows:

                                                Years Ended June 30,
                                    -----------------------------------------
                                         1997          1996          1995
                                    -----------   ------------    -----------
     Checking                       $   332,607    $   299,355    $   273,542
     Super Saver money market           548,141        558,737        592,563
     Savings                            170,383        164,254        159,730
     Certificates of Deposit          4,325,805      4,021,335      3,428,281
                                    -----------    -----------    -----------
         Total                      $ 5,376,936    $ 5,043,681    $ 4,454,116
                                    ===========    ===========    ===========

                                           31


                           FIRST BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1997, 1996 and 1995


(10)  ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWED FUNDS

     The advances listed below were obtained from the Federal Home Loan Bank of Des Moines and secured by Federal Home Loan Bank stock, loans, investment securities and deposit accounts. Interest is payable monthly. Advances from the Federal Home Loan Bank at June 30 are summarized as follows:

caption>
                                                           1997             1996
                                                      ------------     ------------
     Three year, 5.98% fixed;  matures June 1998      $  5,000,000     $  5,000,000

     One year, 5.79% fixed; matured October 1996                -         3,500,000

     Two year; 5.51% fixed; matures December 1997        3,000,000        3,000,000

     Five year; 5.78% fixed; matures December 2000       2,000,000        2,000,000

     One year; 5.92% fixed; matures September 1997       4,500,000               -

     One year; 5.46% fixed; matures November 1997        2,000,000               -

     Two year; 5.74% fixed; matures November 1998        2,000,000               -

     Three year; 5.85% fixed; matures November 1999      2,000,000               -

     One year; 5.86% fixed; matures June 1998            1,500,000               -

     Two year; 6.19% fixed; matures June 1999            1,500,000               -
                                                      ------------     ------------
             Total                                    $ 23,500,000     $ 13,500,000
                                                      ============     ============



     The fixed rate advances shown above shall be subject to a prepayment fee equal to 100 percent of the present value of the monthly lost cash flow to the Federal Home Loan Bank based upon the difference between the contract rate on the advance and the rate on an alternative qualifying investment of the same remaining maturity. Advances may be prepaid without a prepayment fee if the rate on an advance being prepaid is equal to or below the current rate for an alternative qualifying investment of the same remaining maturity.

     As of June 30, 1997, the Savings Bank had an open line of credit with the Federal Home Loan Bank of Des Moines. There was no balance outstanding at June 30, 1997. The line of credit has a limit of $5,000,000 and expires on September
     15, 1997. The interest rate is adjustable as indexed to the Federal Home Loan Bank daily investment return. At June 30, 1997, any outstanding advances on the line would have been at 6.19%.

                                       32

FIRST BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1997, 1996 and 1995



(10)  ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWED FUNDS -
        (CONTINUED)

     Maturities of Federal Home Loan Bank advances and other borrowed funds are as follows:

                                     Aggregate
                                      Annual
          Year Ended June 30         Maturities
          ------------------      -------------
                1998               $ 16,055,000
                1999                  3,500,000
                2000                  2,000,000
                2001                  2,000,000
                2002                         -
            Later Years                      -
                                   ------------
                                  $  23,555,000
                                  =============

     Interest expense on borrowed funds for the years ended June 30 is summarized below:

                                           1997          1996        1995
                                        -----------   ---------   ---------
     Advances from Federal Home Loan
       Bank                             $ 1,111,990   $ 613,899   $  96,602
     Other borrowings                         3,848       3,850       3,850
                                        -----------   ---------   ---------
         Total                          $ 1,115,838   $ 617,749   $ 100,452
                                       ============   =========   =========

(11)  INCOME TAXES

     The provision for income tax expense for the years ended June 30 is as follows:

                              1997         1996          1995
                           ----------   ----------   ----------
     Current               $  744,220   $  614,992   $  497,117
     Deferred                  39,759       16,047      116,087
                           ----------   ----------   ----------
         Total             $  783,979   $  631,039   $  613,204
                           ==========   ==========   ==========

     The provision for income taxes differs from that computed at the statutory corporate rate, 34% for the years ended June 30, 1997, 1996 and 1995, as follows:

                                         1997         1996         1995
                                      ---------    ---------    ---------
     Tax at statutory rate            $ 747,110    $ 607,130    $ 560,135
     Increase (decrease) in taxes
       resulting from:
         State taxes, net of
           federal benefit               56,179       51,207       52,189
         Tax-exempt income              (32,586)     (37,380)     (33,309)
         Net effect of other
           book/tax differences          13,276       10,082       34,189
                                     -----------   ----------    ---------
     Provision for income taxes       $ 783,979    $ 631,039    $ 613,204
                                      =========    =========    =========

                                       33

(11)  INCOME TAXES - (CONTINUED)

     Deferred income tax expense results from timing differences in the recognition of income and expense for tax and financial reporting purposes. The sources of the differences and the related tax effects for the years ended June 30 were as follows:

                                                    1997         1996         1995
                                                ----------    ----------   ----------
     Difference in depreciation methods
       used for tax purposes and
        financial statements                     $  48,496     $   2,066    $  16,189
     Effect of health insurance plan
       reserves not currently deductible             5,431        (9,210)         810
     Use of different methods for computing
       loan loss reserves for tax purposes
       and financial statements                     14,246        (7,384)      58,282
     Use of different methods for computing
       net deferred loan costs/fees for tax
       purposes and financial statements            17,932        21,968       38,832
     Other book/tax differences                    (46,346)        8,607        1,974
                                                 ----------     --------      --------
       Increase in deferred income taxes         $  39,759     $  16,047    $ 116,087
                                                 =========     =========    =========

     The components of deferred tax assets and liabilities as of June 30, 1997 and 1996 consisted of:

                                                                  1997        1996
                                                               ---------   ---------
     Deferred tax assets:
       Reserve for loan losses                                 $ 178,171   $ 192,417
       Valuation reserve on investment real estate                92,190      92,190
       Unrealized losses on securities available-for-sale         10,720      66,306
       Health insurance plan reserves not
         currently deductible                                      7,065      12,496
       Book amortization in excess of tax amortization             5,855       8,124
       Nontemporary decline in security held-to-maturity          20,720      18,500
       Unearned compensation                                       9,163      10,807
                                                               ---------   ---------
          Total gross deferred tax benefits                    $ 323,884   $ 400,840
                                                               ---------   ---------
     Deferred tax liabilities:
       Tax depreciation in excess of book depreciation         $ 210,948   $ 162,476
       Federal Home Loan Bank stock dividends                     68,709      68,709
       Bad debt reserves for tax purposes in excess of
         base year bad debt reserve                              147,078     147,078
       Unrealized gains on securities available-for-sale          91,134      57,984
       Unamortized deferred loan costs, net of fees               78,733      60,800
       Other                                                          -       42,564
                                                               ---------   ---------
         Total gross deferred tax liabilities                  $ 596,602   $ 539,611
                                                               ---------   ---------
           Net deferred tax liabilities                        $(272,718)  $(138,771)
                                                               ==========  =========

                                   34

                         FIRST BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1997, 1996 and 1995

(11)  INCOME TAXES - (CONTINUED)

     Under the Internal Revenue Code, the Savings Bank, in determining taxable income, was allowed a special bad debt deduction based on a percentage of taxable income of 8% for 1995 or on specified experience formulas. In accordance with SFAS No. 109, a deferred tax liability has not been recognized for tax basis bad debt reserves of approximately $2,145,621 of the Savings Bank that arose in tax years that began prior to December 31, 1987. At June 30, 1997 the amount of the deferred tax liability that had not been recognized was approximately $793,880. This deferred tax liability could be recognized if, in the future, there is a change in federal tax law, the Savings Bank fails to meet the definition of a 'qualified savings institution,' as defined by the Internal Revenue Code, certain distributions are made with respect to the stock of the Savings Bank, or the bad debt reserves are used for any purpose other than absorbing bad debts. In August 1996, the above percentage of taxable income special bad debt deduction was repealed. All thrifts are required to recapture and pay tax on all or a portion of their bad debt reserves added since the last taxable year beginning before January 1, 1988 (the "base year"). Institutions are required to recapture the excess of their bad debt reserves over the balance of the bad debt reserves outstanding at the end of the base year ratably over a six year period beginning with the first taxable year after December 31, 1995. Institutions can postpone the payment of these taxes for two years if they meet a residential loan requirement. This requirement is, generally, the institution's mortgage lending activity equaling or exceeding its average mortgage lending activity for the six taxable years preceding 1996, adjusted for inflation. As a result of the SFAS No. 109 recording described above, there will be no impact on the provision for federal income tax resulting from the recapture of the excess reserves. As the tax on the recapture is paid, the deferred tax liability will be reduced.

(12)  EMPLOYEE BENEFIT PLANS

     The Savings Bank participates in a multiple-employer defined benefit pension plan covering substantially all employees. Separate actuarial valuations are not available for each participating employer, nor are plan assets segregated. Pension expense for the years ended June 30, 1997, 1996 and 1995 was approximately $3,681, $3,638, and $5,128, respectively. Plan assets exceeded the present value of accumulated plan benefits at June 30, 1997, the latest actuarial valuation date.

     As a part of the conversion discussed in Note (1), the Company established an internally-leveraged ESOP that covers all employees that are age 21 or older and have completed one year of service with the Savings Bank. The Savings Bank makes annual contributions to the ESOP equal to the ESOP's debt service in addition to dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt to the Company. As the debt is repaid, shares are released from collateral and allocated to active participants, in proportion to their compensation relative to total compensation of active participants. The ESOP borrowed $1,520,870 from the Company and used the funds to purchase 152,087 shares of the common stock of the Company issued in the conversion. The loan will be repaid principally from the Savings Bank's discretionary contributions to the ESOP over a period of ten years. As of June 30, 1997 the loan had an outstanding balance of $892,981 and an interest rate of 6%.

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


                                    35

                           FIRST BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1997, 1996 and 1995

(12)  EMPLOYEE BENEFIT PLANS - (CONTINUED)

     from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. Benefits generally become 20% vested after each year of credited service beyond two years. Vesting is accelerated upon retirement, death, or disability of the participant. Forfeitures are returned to the Savings Bank or reallocated to other participants to reduce future funding costs. Benefits may be payable upon retirement, death, disability or separation from service. Since the
     Savings Bank's annual contributions are discretionary, benefits
     payable under    the ESOP cannot be estimated.  The Savings Bank
     recorded $302,763 of ESOP compensation expense in 1997, $312,118 in 1996 and $261,278 in 1995.

     A summary of ESOP shares at June 30, 1997 is as follows:

     Allocated shares                     45,869
     Shares committed for release         17,594
     Unreleased shares                    85,098
                                      ----------

          Total                          148,561
                                      ----------
     Fair value of unreleased shares  $1,723,235
                                      ==========

     The Savings Bank has adopted a Management Recognition Plan ("MRP") for the benefit of the directors, officers and employees of the Savings Bank. The MRP provides directors, officers and employees of the Company with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Savings Bank. The MRP is managed by trustees comprised of the directors of the Company. The trustees acquired 30,417 shares of the common stock of the Company issued in the conversion, all of which have been awarded as of June 30, 1994. These shares represent unearned compensation and have been accounted for as a reduction of stockholders' equity. Such awards vest at the rate of 20% at the end of each twelve months. Vesting is accelerated upon retirement. The Savings Bank recorded $55,658 of compensation expense under the MRP in 1997, $55,431 in 1996 and $78,856 in 1995.

     In conjunction with the conversion, 152,087 shares of common stock were reserved under the 1994 Stock Option and Incentive Plan (Stock Option Plan) for the benefit of certain officers, employees and directors. The Stock Option Plan is administered by a committee of the Board of Directors. Management intends that options granted under the Stock Option Plan constitute both incentive and non-incentive stock options. Options granted to non-employee directors will constitute non-incentive stock options. With respect to incentive stock options, the option exercise price may be no less than the fair market value of the Company's common stock on the date of grant. All options expire no later than ten years from the date of grant. The option grants vest at a rate of 20% at the end of each 12 months. During 1995, 1,000 incentive stock options were granted at an exercise price of $15.50 and 100 options were exercised at $10.00. During 1996, 1,648 options were exercised at $10.00. During 1997, 5,490 options were exercised at $10.00. Options to purchase 72,364 were exercisable at a weighted-average exercise price of $10.35 at June 30, 1997.

                                      36

                          FIRST BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1997, 1996 and 1995

(12)  EMPLOYEE BENEFIT PLANS - (CONTINUED)

     The number and exercise price of options outstanding at June 30 are as follows:

          Exerercise Price                  1997           1996
          ----------------                -------        --------
              $10.00                      114,432        119,922
              $10.75                       10,000         10,000
              $15.50                        1,000          1,000

     Stock options outstanding at June 30, 1997 had a weighted-average remaining contractual life of 6.5 years.
     Effective, July 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by the standard, the Company has elected to contine following the guidance of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees". Under APB No. 25, no compensation expense is recognized because the exercisable price of the Company's stock options equals or exceeds the market price of the stock on the date of grant. The effect of applying the fair value method required by SFAS No. 123 to the Company's stock option awards results in net income and earnings per share that are not materially different from amounts reported in the consolidated statements of income.

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

                                           1997            1996
                                       -----------     -----------
     Beginning balance                 $ 1,171,828     $   952,333
     Originations and advances             283,677         439,152
     Principal repayments                 (237,852)       (219,657)
                                       ------------    ------------
     Ending balance                    $ 1,217,653     $ 1,171,828
                                       ===========     ===========

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

     Letters of Credit - Outstanding standby letters of credit were approximately $137,820 and $45,050 at June 30, 1997 and 1996,
     respectively.

     Loan Commitments - The Savings Bank had outstanding firm commitments to originate real estate loans in the amount of $567,100 and $1,799,954 at June 30, 1997 and 1996, respectively.

                                   37
FIRST BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1997, 1996 and 1995

(14) COMMITMENTS AND CONTINGENCIES - (CONTINUED)

     Lines of Credit - The unused portion of lines of credit on commercial loans were approximately $2,348,464 and $754,795 at June 30, 1997 and 1996, respectively.

     Loans in Process - The Savings Bank has recorded loans in process representing the undisbursed portion of loans in the amount of $3,117,023 and $4,132,779 at June 30, 1997 and 1996,
     respectively. These amounts were recorded as loans receivable, with a corresponding reduction for such loans in process as reflected in Note (5).

     At June 30, 1997, the Savings Bank had an Irrevocable Standby Letter of Credit issued on its behalf from the Federal Home
     Loan Bank of Des Moines in the amount of $275,000, expiring
     May 27, 1998.

(15) REGULATORY CAPITAL REQUIREMENTS

     The Savings Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision ("OTS"). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material affect on the Savings Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines involving quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes, as of June 30, 1997, that the Savings Bank meets all capital adequacy requirements to which it is subject.

     As of June 30, 1997, the most recent notification from the OTS, the Savings Bank was categorized as well-capitalized under the framework for prompt corrective action. To be catorgorized as well-capitalized, the Savings Bank must maintain minimum total risk-based, Tier 1 risk-based, and core capital leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                     38

                           FIRST BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1997, 1996 and 1995

(15) REGULATORY CAPITAL REQUIREMENTS - (CONTINUED)

     The Savings Bank's actual capital amounts and ratios are also presented in the table.




                                                                                         To Be Well-
                                                                                       Capitalized Under
                                                                   For Capital         Prompt Corrective
                                                Actual          Adequacy Purposes      Action Provisions
                                             --------------     -----------------      -----------------
                                             Amount   Ratio      Amount    Ratio       Amount     Ratio
                                             -------  -----    ----------  ------    ---------  --------
                                                              (Dollars in thousands)
     As of June 30, 1997:
        Total Risk-Based Capital
           (to Risk-Weighted Assets)         $ 19,101  18.2%    > $ 8,380  > 8.0%    > $ 10,475  > 10.0%
        Core Capital
           (to Adjusted Tangible Assets)       18,927  11.7%    >   4,849  > 3.0%    >    8,081  >  5.0%
        Tangible Capital
           (to Tangible Assets)                18,927  11.7%    >   2,424  > 1.5%          N/A
        Tier 1 Capital
           (to Risk-Weighted Assets)           18,927  18.1%          N/A  	          >    6,285  >  6.0%
     As of June 30, 1996:
        Total Risk-Based Capital
           (to Risk-Weighted Assets)         $ 18,950  20.4%    >   7,424  > 8.0%    > $  9,281  > 10.0%
        Core Capital
           (to Adjusted Tangible Assets)       18,803  13.4%    >   4,210  > 3.0%    >    7,017  >  5.0%
        Tangible Capital
           (to Tangible Assets)                18,803  13.4%    >   2,105  > 1.5%          N/A
        Tier 1 Capital
           (to Risk-Weighted Assets)           18,803  20.3%          N/A  	          >    5,568  >  6.0%



(16) ADVERTISING COSTS

     The Company incurred $73,235, $204,469, and $30,953 in
     non-direct response advertising costs during the years ended
     1997, 1996 and 1995, respectively. The Company incurred no direct response advertising costs during these years.

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

                                          39

                          FIRST BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1997, 1996 and 1995

(17) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)

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

     Investment in Federal Home Loan Bank stock - Fair value of the
          Savings Bank's investment in Federal Home Loan Bank stock approximates the carrying value as no ready market exists for this investment and the stock could only be sold back to the Federal Home Loan Bank.

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

                                         40

FIRST BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1997, 1996 and 1995


(17) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)




                                                                        June 30, 1997
                                                                 --------------------------
                                                                    Carrying        Fair
                                                                     Amount         Value
                                                                 ------------   -----------
     Financial assets:
        Cash and cash equivalents                                $  5,808,930  $  5,808,930
        Certificates of deposit                                     1,504,000     1,504,000
        Available-for-sale securities                              14,227,286    14,227,286
        Held-to-maturity securities                                 1,604,665     1,625,760
        Investment in Federal Home Loan Bank stock                  1,263,800     1,263,800
        Available-for-sale mortgage-backed securities                 827,547       827,547
        Loans, net of allowance for loan losses                   134,103,537   136,711,000
        Accrued interest receivable                                   665,112       665,112

     Financial liabilities:
        Deposits                                                  117,684,732   117,674,000
        Federal Home Loan Bank advances                            23,500,000    23,274,000
        Other borrowings                                               55,000        55,000
     Unrecognized financial instruments (net of contract amount)
        Commitments to extend credit                                       -             -
        Letters of credit                                                  -             -
        Unused lines of credit                     -                    -

                                                                        June 30, 1996
                                                                ---------------------------
                                                                    Carrying        Fair
                                                                     Amount         Value
                                                                -------------  -------------
     Financial assets:
        Cash and cash equivalents                                $  3,316,282  $  3,316,282
        Certificates of deposit                                     2,319,000     2,319,000
        Available-for-sale securities                               9,478,015     9,478,015
        Held-to-maturity securities                                 2,233,375     2,249,438
        Investment in Federal Home Loan Bank stock                    889,800       889,800
        Available-for-sale mortgage-backed securities               2,831,153     2,831,153
        Loans, net of allowance for loan losses                   118,779,992   120,385,000
        Accrued interest receivable                                   468,962       468,962

     Financial liabilities:
        Deposits                                                  105,960,227   106,093,000
        Federal Home Loan Bank advances                            13,500,000    13,323,000
        Other borrowings                                               55,000        55,000
     Unrecognized financial instruments (net of contract amount)
        Commitments to extend credit                                       -             -
        Letters of credit                                                  -             -
        Unused lines of credit                                             -             -

                                                  41

                          FIRST BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1997, 1996 and 1995

(18) PARENT COMPANY ONLY FINANCIAL INFORMATION

     The following condensed statement of financial condition and condensed statements of operations and cash flows for First
     Bancshares, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.

                       Condensed Statements of Financial Condition

                 ASSETS                                      June 30, 1997   June 30, 1996
                -------                                     --------------   -------------
     Cash                                                    $      70,352   $    316,530
     Certificates of deposit                                        10,000        120,000
     Investment securities available-for-sale, at fair value     1,191,977      2,063,913
     Investment securities held-to-maturity                             -          60,000
     Investment in subsidiary                                   19,586,265     19,294,954
     Loan to ESOP                                                  892,981      1,074,865
     Property and equipment, less accumulated
       depreciation                                                545,113        812,036
     Other assets                                                   53,154         55,182
                                                              ------------   ------------
         Total assets                                         $ 22,349,842   $ 23,797,480
                                                              ============   ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Due to subsidiary                                        $     89,215   $     11,199
     Accrued expenses                                               11,115         18,235
     Deferred income taxes, net                                     42,868         38,931

     Stockholders' equity                                       22,206,644     23,729,115
                                                              ------------   ------------
        Total liabilities and stockholders' equity            $ 22,349,842   $ 23,797,480
                                                              ============   ============

                                   Condensed Statements of Income
                                                        Year Ended     Year Ended     Year Ended
                                                       June 30, 1997  June 30, 1996  June 30, 1995
                                                       -------------  -------------  -------------
     Income
       Equity in earnings of subsidiary                  $ 1,245,031   $ 1,016,319   $   851,484
       Interest income                                       135,556       227,920       344,447
       Gain on sale of investments                           205,938        26,670            -
       Other                                                  27,698        30,778        14,803
                                                         -----------   -----------   -----------
         Total income                                      1,614,223     1,301,687     1,210,734
                                                         -----------   -----------   -----------

     Expenses
       Professional fees                                      12,427        18,480        52,168
       Printing and office supplies                            9,201         9,262         5,948
       Interest                                               22,191            -          1,534
       Other                                                  64,102        58,532        28,786
       Income tax                                             92,899        60,776        88,046
                                                         -----------   -----------   -----------
         Total expenses                                      200,820       147,050       176,482
                                                         -----------   -----------   -----------
           Net income                                    $ 1,413,403   $ 1,154,637   $ 1,034,252
                                                         ===========   ===========   ===========

                                              42

FIRST BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1997, 1996 and 1995

(18) PARENT COMPANY ONLY FINANCIAL INFORMATION - (CONTINUED)


                                Condensed Statements of Cash Flows

                                                        Year Ended     Year Ended     Year Ended
                                                       June 30, 1997  June 30, 1996  June 30, 1995
                                                       -------------  -------------  -------------
     Cash flows from operating activities:
       Net income                                        $ 1,413,403   $ 1,154,637   $ 1,034,252
       Adjustments to reconcile net income to net
         cash provided from operating activities:
           Equity in earnings of subsidiary               (1,245,031)   (1,016,319)     (851,484)
           Depreciation expense                               10,196        10,228           300
           Income reinvested on investment securities             -        (15,592)      (31,106)
           Gain on sale of investments                      (205,938)      (26,670)           -
           Net change in operating accounts:
             Deferred income taxes, net                        2,165           302         1,861
             Other assets                                      2,028       (11,637)       (2,944)
             Liabilities                                      20,896       (15,765)        5,814
                                                         ------------   -----------   -----------
               Net cash from (used in) operating activities   (2,281)       79,184       156,693
                                                         ------------   -----------   -----------
     Cash flows from investing activities:
       Dividends from subsidiary                           1,500,000            -      1,500,000
       Principal payment on ESOP loan                        161,258       159,059       151,419
       Purchase of investment securities                    (250,000)     (150,000)     (949,935)
       Proceeds from maturities of investments               560,000       157,336            -
       Proceeds from sales of investments                    832,277     1,464,308            -
       Purchase of property and equipment                   (397,507)     (541,923)     (280,641)
       Proceeds from sales of property and
           equipment                                         654,234            -             -
       Purchase of other assets                                   -             -         (3,000)
       Net change in certificates of deposit                 110,000     1,107,000     1,033,000
                                                           ---------     ---------     ---------
         Net cash from investing activities                3,170,262     2,195,780     1,450,843
                                                           ---------     ---------     ---------

     Cash flows from financing activities:
       Proceeds from borrowed funds                           50,000            -             -
       Net proceeds from issuance of common stock             54,900        16,480         1,000
       Cash dividends paid                                  (212,471)     (237,826)     (256,593)
       Purchase of treasury stock                         (3,306,588)   (2,215,113)     (997,518)
                                                          -----------   -----------   -----------
         Net cash used in financing activities            (3,414,159)   (2,436,459)   (1,253,111)
                                                          -----------   -----------   -----------


     Net increase (decrease) in cash                        (246,178)     (161,495)      354,425

     Cash at beginning of period                             316,530       478,025       123,600
                                                          ----------     ----------    ----------

     Cash at end of period                               $    70,352   $   316,530   $   478,025
                                                         ===========   ===========   ===========

                                            43



                          FIRST BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1997, 1996 and 1995


                            COMMON STOCK INFORMATION

     The common stock of First Bancshares, Inc. is traded on The Nasdaq Stock Market under the symbol "FBSI". As of September 5, 1997, there were 796 stockholders and 1,099,254 shares of common stock outstanding (including unreleased ESOP shares of 85,098). This does not reflect the number of persons or entities who hold stock in nominee or "street name."

     On August 28, 1996, November 27, 1996, February 28, 1997 and
May 29, 1997, the Company declared a $.05 common stock dividend payable September 30, and December 31, 1996 and March 31, and
June 30, 1997 to stockholders of record on September 16, and December 16, 1996 and March 14, and June 16, 1997, respectively. Dividend payments by the Company are dependent primarily on dividends received by the Company from the Savings Bank. Under Federal regulations, the dollar amount of dividends a savings and loan association may pay is dependent upon the association's capital position and recent net income. Generally, if an association satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations.
However, institutions that have converted to stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with the OTS regulations and the Savings Bank's Plan of Conversion. In addition, under Missouri law, the Company is generally prohibited from declaring and paying dividends at a time when the Company's net assets are less than its stated capital or when the payment of dividends would reduce the Company's net assets below its stated capital.

The following table sets forth market price and dividend information for the Company's common stock.


Fiscal 1996               High         Low        Dividend
------------           ---------    --------      --------

First Quarter            $17.00      $14.50        $.05

Second Quarter           $17.00      $15.75        $.05

Third Quarter            $16.75      $16.00        $.05

Fourth Quarter           $16.8125    $15.25        $.05

Fiscal 1997
------------

First Quarter           $16.75      $15.25        $.05

Second Quarter          $17.25      $15.00        $.05

Third Quarter           $21.25      $16.50        $.05

Fourth Quarter          $21.00      $19.00        $.05

                                44





                         DIRECTORS AND OFFICERS


FIRST BANCSHARES, INC.                           FIRST HOME SAVINGS BANK
DIRECTORS:                                       DIRECTORS:

Stephen H. Romines                               Stephen H. Romines
Chairman of the Board                            Chairman of the Board

Harold F. Glass                                  Harold F. Glass
Harold F. Glass, Attorney at Law                 Harold F. Glass, Attorney at Law

John G. Moody                                    John G. Moody
Judge of the 44th                                Judge of the 44th
Missouri Judicial Circuit                        Missouri Judicial Circuit

Dr. James F. Moore                               Dr. James F. Moore
Director of State Fruit Experiment Station of    Director of State Fruit Experiment Station of
Southwest Missouri State University              Southwest Missouri State University

Almeta Hardebeck                                 Charles R. Cunningham
Loan Officer at the Sparta Branch                Retired Manager of the Marshfield Branch
First Home Savings Bank                          First Home Savings Bank

OFFICERS:                                        OFFICERS:

Stephen H. Romines                               Stephen H. Romines
President and Chief Executive Officer            President and Chief Executive Officer

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

                                   45


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

Kirkpatrick, Phillips & Miller, CPAs, P.C.  COMMON STOCK
Springfield, Missouri
                                            Traded on The Nasdaq Stock Market
GENERAL COUNSEL                             Nasdaq Symbol:  FBSI

Harold F. Glass
Springfield, Missouri

SPECIAL COUNSEL

Breyer & Aguggia
Washington, D.C.







ANNUAL MEETING

     The Annual Meeting of Stockholders will be held Wednesday,
October 15, 1997, at 2:00 p.m., Central Time, at the Days Inn
Conference Room, 300 East 19th Street, Mountain Grove, Missouri.

____________________________________________________________________
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


Exhibit 21

                        Subsidiaries of the Registrant




Parent
-------

First Bancshares, Inc.

                                    Percentage        Jurisdiction or
Subsidiaries (a)                    of Ownership     State of Incorporation
First Home Savings Bank                  100%              Missouri

Fybar Service Corporation (b)            100%              Missouri

----------------------
(a) The operation of the Company's wholly owned subsidiaries are included in the Company's Consolidated Financial Statements contained in the Annual Report attached hereto as Exhibit 13.
(b)     Wholly owned subsidiary of First Home Savings Bank.















                                          Exhibit 23

                                    Consent of Auditors

(On CPA firm letterhead)

                                CONSENT OF INDEPENDENT AUDITORS

We have issued our report dated August 6, 1997, accompanying the Consolidated Financial Statement incorporated by reference in the Annual Report of First Bancshares, Inc. on Form 10-KSB for the year ending June 30, 1997. We hereby consent to the incorporation by reference of said reports in the Registration Statement of First Bancshares, Inc. on Form S-8 (File No. 33-87234, effective December 9, 1994).


                                /s/Kirkpatrick, Phillips & Miller
                          KIRKPATRICK, PHILLIPS & MILLER, CPAs , P.C.

Springfield, Missouri
September 25, 1997

??


100