Form 10QSB
period 1997-09-30
FIRST BANCSHARES INC /MO/
filed 1997-11-18
CIK 912967

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                    -------------------------------------
                                 FORM 10-QSB

                    -------------------------------------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending           September 30, 1997
                               ----------------------------------------

                                                 or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________________ to ____________________
                               ------------------     -----------------
Commission File Number                      0-22842
                        --------------------------------

                  First Bancshares, Inc.
              -------------------------------------------
           Exact name of registrant as specified in its charter)

     Missouri                                  43-1654695
----------------------                   ----------------------
(State or other jurisdiction of                (I.R.S. Employer
   Incorporation or organization)                Identification No.)

    142 East First St., Mountain Grove, MO               65711
--------------------------------------------     ------------------
(Address of principal executive offices)              (Zip Code)

       (417) 926-5151
-------------------------------
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter
period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes     X             No
                      --------           ---------



As of November 12, 1997, there were 1,093,334 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.





                       FIRST BANCSHARES, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                              September 30, 1997



INDEX                                                            PAGE
----------------                                              --------
PART I-FINANCIAL INFORMATION
--------------------------------------------------

ITEM 1 - FINANCIAL STATEMENTS
--------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)          1

CONSOLIDATED STATEMENTS OF INCOME (unaudited)                       2

CONSOLIDATED STATEMENTS OF CASH FLOWS(unaudited)                  3-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(unaudited)             5-7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                              8-11



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                         12

ITEM 2.  CHANGES IN SECURITIES                                     12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           12

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS       12

ITEM 5.  OTHER INFORMATION                                         12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          12


SIGNATURES




                             FIRST BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       - - - - - - - - - - - - - - - - - - - - - - - - -
                                                                                                (Unaudited)
                                                                                         September 30,       June 30,
                                                                                              1997             1997
                                                                                       --------------      ------------
                                ASSETS                                                       (Dollars in thousands)
Cash and cash equivalents, including interest-bearing accounts
   of $1,007 at September 30 and $1,895 at June 30                                      $     4,337         $     5,809
Certificates of deposit                                                                       1,404               1,504
Investment securities available-for-sale, at fair value                                      12,005              14,227
Investment securities held-to-maturity (estimated
   fair value $1,509 at September 30 and $1,626 at June 30)                                   1,494               1,605
Investment in Federal Home Loan Bank stock, at cost                                           1,192               1,264
Mortgage backed certificates available-for-sale, at fair value                                  790                 828
Loans receivable held-for-investment, net (includes reserves for
   loan losses of $499 at September 30 and $482 at June 30)                                 136,855             134,104
Accrued interest receivable                                                                     703                 665
Prepaid expenses                                                                                146                 117
Property and equipment, less accumulated depreciation
   and valuation reserves                                                                     3,665               3,694
Intangible assets, less accumulated amortization                                                 -                   31
Real estate owned                                                                               156                 114
Other assets                                                                                      8                  11
                                                                                         -----------          -----------
     Total assets                                                                          $162,755             $163,973
                                                                                            =======              =======

   LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                                                                          $120,117             $117,685
Advances from Federal Home Loan Bank                                                         19,300               23,500
Other borrowed funds                                                                             55                   55
Income taxes payable - current                                                                  134                    5
Accrued expenses and accounts payable                                                           259                  249
Deferred income taxes                                                                           233                  272
                                                                                           --------             --------
     Total liabilities                                                                      140,098              141,766
                                                                                          ----------            --------
Commitments and contingencies                                                                   -                    -

Preferred stock, $.01 par value; 2,000,000 shares authorized,
   none issued                                                                                  -                    -
Common stock, $.01 par value; 8,000,000 shares authorized,
   1,568,480 issued, 1,092,554 and 1,091,554 outstanding at
   September 30 and June 30, respectively                                                         16                  16
Paid-in capital                                                                               15,415              15,250
Retained earnings - substantially restricted                                                  15,682              15,212
Treasury stock - at cost; 475,926 and 466,976 shares at
   September 30 and June 30, respectively                                                     (7,609)             (7,430)
Unearned compensation                                                                           (930)               (977)
Unrealized gain (loss) on securities available-for-sale, net of
   applicable deferred income taxes                                                               83                 136
                                                                                             --------            --------
   Total stockholders' equity                                                                 22,657              22,207
                                                                                              -------             ------
     Total liabilities and stockholders' equity                                             $162,755            $163,973
                                                                                             ========            =======

          See accompanying notes to Consolidated Financial Statements.
                                      -1-

                                         FIRST BANCSHARES, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF INCOME
                                         - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -- - - - -
                                                                                      (Unaudited)
                                                                                   Quarter Ended September 30,
                                                                                       1997           1996
                                                                                 (Dollars in thousands)
Interest Income:
   Loans receivable                                                                 $   2,828      $   2,479
   Investment securities                                                                  280            221
   Mortgage-backed and related securities                                                  11             51
   Other interest-earning assets                                                           42             15
                                                                                    ---------       --------
       Total interest income                                                            3,161          2,766
                                                                                     --------        -------

Interest Expense:
   Customer deposits                                                                    1,453          1,308
   Borrowed funds                                                                         340            221
                                                                                     ---------      --------
       Total interest expense                                                           1,793          1,529
                                                                                     ---------       --------

       Net interest income                                                              1,368          1,237

Provision for loan losses                                                                  19             12
                                                                                     ----------      ---------
Net interest income after
          provisions for losses                                                         1,349          1,225
                                                                                     ---------      ---------

Noninterest Income:
   Service charges and other fee income                                                   107             84
   Loan origination and commitment fees                                                     1              1
   Income from real estate operations                                                      32             22
   Insurance commissions                                                                   10             15
   Gain (loss) on investments                                                              88             (4)
   Gain on sale of property and equipment                                                  -              -
                                                                                       -------        ---------
       Total noninterest income                                                           238             118
                                                                                       -------         --------

Noninterest Expense:
   Compensation and employee benefits                                                      500            433
   Occupancy and equipment                                                                 106             89
   Deposit insurance premiums                                                               18            699
   Advertising and promotional                                                              22             17
   Professional fees                                                                        14             19
   Other                                                                                   108            110
                                                                                       -------          ------
       Total noninterest expense                                                           768           1,367
                                                                                        ------         -------

       Income (loss) before taxes                                                          819             (24)

Income Taxes Expense (Savings)                                                             298             (57)
                                                                                       --------         -------

       Net income                                                                     $    521        $     33
                                                                                         =====           ======
       Earnings per share                                                                .49               .03
                                                                                        ======           ======
        Dividends per share                                                              .05               .05
                                                                                         =====            ======

      See accompanying notes to Consolidated Financial Statements.
                                    -2-

                                       FIRST BANCSHARES, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                           Three months ended September 30, 1997 and 1996
                                                                                            (Unaudited)
                                                                                      1997               1996
                                                                                --------------      ------------
                                                                                  (Dollars in thousands)
Cash flows from operating activities:
   Net income                                                                       $    521           $     33
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation                                                                      47                 43
        Amortization                                                                       1                  4
        Unrealized loss on investment securities                                           5                  4
        Gain on sale of intangibles                                                      (51)                 -
        Gain on sale of real estate owned                                                 (7)                 -
        Gain on sale of investments securities available-for-sale                        (42)                 -
        Premiums and discounts on mortgage-backed
          securities and investment securities                                            (1)                 -
        Loss on loans, net of recoveries                                                  19                 12
        ESOP compensation expense at fair value                                           64                 27
        Vesting of unearned compensation                                                  47                 43
        Net change in operating accounts:
           Accrued interest receivable and other assets                                  (64)               (102)
          Deferred loan costs                                                             (7)                 (9)
          Deferred income tax benefits, net                                               -                 (282)
          Income taxes payable - current                                                 129                  (3)
          Deferred income tax payable                                                     (9)                 -
          Accrued expenses                                                                10                 692
                                                                                      -------             -------
             Net cash from operating activities                                           662                462
                                                                                      -------             --------

Cash flows from investing activities:
  Purchase of investment securities available-for-sale                                   (198)               (150)
  Purchase of investment securities held-to-maturity                                       -                   -
  Purchase of Federal Home Loan Bank stock                                                 -                 (148)
  Proceeds from sales of investment securities
    available-for-sale                                                                     232                 -
  Proceeds from maturities of investment securities
    available-for-sale                                                                   2,150                 -
  Proceeds from maturities of investment securities
    held-to-maturity                                                                       106                 168
  Proceeds from sale of Federal Home Loan Bank stock                                       72                 -
  Net change in certificates of deposit                                                    100               (5,400)
  Net change in federal funds sold                                                          -                  -
  Net change in loans receivable                                                        (2,919)              (3,908)
  Proceeds from maturities of mortgage-backed
    certificates                                                                            36                   31
  Purchases of property and equipment                                                      (27)                (167)
  Proceeds from sale of property and equipment                                               9                   -
  Proceeds from sale of intangibles                                                         81                   -
  Proceeds from sale of real estate owned                                                  121                   -
                                                                                       ---------              -------
Net cash used in investing activities                                                     (237)               (9,574)
                                                                                       --------               --------
                                    See accompanying notes to Consolidated Financial Statements.
                                                                              -3-

                                             FIRST BANCSHARES, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             - - - - - - - - - - - - - - - - - - - - - - - - - -
                             Three months ended September 30, 1997 and 1996
                                                                                              (Unaudited)
                                                                                      1997                   1996
                                                                                     ----------          ----------
                                                                                     (Dollars in thousands)
Cash flows from financing activities:
  Net change in demand deposits, savings accounts,
     and certificates of deposit                                                      $  2,432             $  4,026
  Proceeds from borrowed funds                                                             -                  7,000
  Payments on borrowed funds                                                            (4,200)                  -
  Proceeds from sale of common stock                                                       101                   12
  Purchase of treasury stock                                                              (179)              (1,038)
  Cash dividends paid                                                                      (51)                 (56)
                                                                                        -------              --------
       Net cash from financing activities                                               (1,897)               9,944
                                                                                        -------              -------

Net increase/(decrease) in cash and cash equivalents                                    (1,472)                 832

Cash and cash equivalents -
  beginning of period                                                                     5,809               3,316
                                                                                        -------             --------
Cash and cash equivalents -
  end of period                                                                         $ 4,337              $ 4,148



   See accompanying notes to Consolidated Financial Statements.
                                 -4-





                  FIRST BANCSHARES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE A - Basis of Presentation

The consolidated interim financial statements as of September 30, 1997 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the September 30, 1997 interim financial statements.
The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year. The June 30, 1997 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.


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

NOTE C - Earnings per Share

Earnings per share are presented for the periods ended September 30, 1997 and 1996 based on the weighted average number of shares issued and outstanding during the period. For the periods presented, unreleased ESOP shares are not considered outstanding for purposes of calculating earnings per share. Average shares include the weighted average number of common shares considered outstanding, plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds as follows:

                            Weighted Average Number      Shares
                               of Common Shares         Issuable
                            -----------------------     ---------
1997                              1,003,202              66,326
1996                              1,125,242              48,584

NOTE D - Employee Stock Ownership Plan

In connection with the conversion to stock form as described in Note B, the Savings Bank established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Holding Company in an amount sufficient to purchase 152,087 shares (10% of the Common \Stock issued in the Conversion). The loan is secured by the shares \purchased and is being repaid by the ESOP with funds from contributions made by the Savings Bank, dividends received by the ESOP and any other earnings on ESOP assets. All dividends received by the ESOP are paid on the loan. The Savings Bank presently expects to contribute approximately $180,000 plus interest annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid approximately nine years from inception.

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


                                          -5-



                FIRST BANCSHARES, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                              (continued)

Vesting is accelerated upon retirement, death or disability of the participant. Forfeitures are returned to the Savings Bank or are allocated to other participants to reduce future funding costs. Benefits may be payable upon retirement, death, disability or separation from service. Since the Savings Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

The Company accounts for its ESOP in accordance with Statement of Position 93-6, Employers Accounting for Employee Stock Ownership
Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reductions of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $107,000 and $66,000 for the three months ended September 30, 1997 and 1996, respectively.

A summary of ESOP shares at September 30, 1997 is as follows:

Shares allocated                                 63,463

Shares committed for release                      4,721

Unreleased shares                                80,377
                                                 ------

     Total                                       148,561
                                                 =======


Fair value of unreleased shares               $1,848,671


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








                                   -6-



                  FIRST BANCSHARES, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                              (continued)


NOTE F - Treasury Stock

First Bancshares, Inc. has completed six separate stock repurchase programs between March 9, 1994 and June 30, 1997. During those six programs, a total of 471,361 shares of stock have been acquired at a combined cost of $7,368,000. On June 30, 1997, a seventh repurchase program of 109,466 shares was initiated. As of November 12, 1997, 4,585 shares had been repurchased at a cost of $92,000. Treasury stock is shown at cost for financial statement presentation.

NOTE G - Accounting Changes
None.

                                     -7-




                 FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 1997, as well as certain material changes in results of operations during the three month periods ended September 30, 1997 and 1996.

     The following narrative is written with the presumption that the users have read or have access to the Company's 1997 Form 10-KSB, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1997, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.


Comparison of the Three Months ended September 30, 1997 to the
Three Months Ended September 30, 1996

     Financial Condition. Total assets decreased $1.2 million during the quarter to $162.8 million at September 30, 1997. Net loans were $136.9 million at September 30, 1997, an increase of $2.8 million. Cash and cash equivalents decreased $1.5 million during the quarter and investment securities available-for-sale decreased $2.2 million.

     FHLB advances were reduced by $4.2 million. The decreases in cash and investments described above were the primary source of the payment. Customer deposits increased by $2.4 million.

     Nonperforming assets were $1,597,000, or .98% of total assets at September 30, 1997 compared to $1,520,000, or .93% of total assets, at June 30, 1997. Nonaccrual loans of $57,000 at June 30, 1997 remained the same for September 30, 1997.

     Net Income. Net income was $521,000 for the quarter ended September 30, 1997 compared to $33,000 for the quarter ended September 30, 1996. Net interest income after provision for loan losses increased $124,000 and noninterest income increased $121,000. These two increases were combined with a $600,000 decrease in noninterest expense. Income tax expense increased $355,000 due to the increase in income before income tax expense.

     Net Interest Income. Net interest income increased $131,000, or 10.6%, to $1,368,000 for the quarter ended September 30, 1997 from $1,237,000 for the quarter ended September 30, 1996. Interest income increased $395,000 while interest expense increased $264,000.

     Interest Income. Interest income was $3,161,000 for the quarter ended September 30, 1997 compared to $2,766,000 for the quarter ended
September 30, 1996 for an increase of $395,000, or 14.3%.    The
majority of the change was a $349,000 increase in interest income from loans receivable from $2,479,000 for the quarter ended September 30, 1996 to $2,828,000 for the quarter ended September 30, 1997. The increase was primarily attributable to the increase in average loans outstanding coupled with a slight increase in the average yield.

Interest income from investment securities increased by $59,000 from $221,000 for the quarter ended September 30, 1996 to $280,000 for the quarter ended September 30, 1997. A higher outstanding balance of securities along with a higher average interest rate caused the increase. Income from other interest-earning assets increased by $27,000 as funds from the call of an investment security were held in the FHLB daily-time savings account until used to pay on an FHLB advance. Mortgage-backed securities income decreased by $40,000.
The decrease was caused by a reduction in the outstanding balance due to a sale of a $2.0 million security in April 1997.

                               -8-



            FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)


     Interest Expense. Interest expense increased by $264,000, or 17.2%, from $1,529,000 for the quarter ended September 30, 1996 to $1,793,000 for the quarter ended September 30, 1997. Interest expense on customer deposits increased $145,000, or 11%, as the outstanding balance increased and the rate paid on these deposits increased slightly. An increase in the outstanding balance of FHLB advances caused the interest expense to increase by $119,000, or 53.8%.

     Provision for Loan Losses. Loan loss provisions increased by $7,000 from $12,000 for the quarter ended September 30, 1996 to $19,000 for the quarter ended September 30, 1997. Actual loan losses, net of recoveries, was $1,800 for the quarter ended September 30, 1996 and $9,000 for the quarter ended September 30, 1997.

     Noninterest Income. Noninterest income of $117,000 for the quarter ended September 30, 1996 increased by $121,000 to $238,000 for the quarter ended September 30, 1997. Service charges and other fee income increased by $23,000, or 27%, from $84,000 for the quarter ended September 30, 1996 to $107,000 for the quarter ended September 30, 1997. The sale of the Lawson and Lawson Insurance Agency which resulted in a $51,000 pre-tax gain and the sale of common stock at a pre-tax gain of $43,000 caused the increase in gains on investments.

     Noninterest Expense. Noninterest expense decreased $600,000 from $1,368,000 for the quarter ended September 30, 1996 to $768,000
for the quarter ended September 30, 1997.    The quarter ended
September 30, 1996 included a $640,000 expense for a one-time assessment, to be paid by all savings and loan institutions, to fund the Savings Association Insurance Fund (SAIF). Reductions in SAIF premiums after that payment further lowered the related expense by $41,000. The increase in the fair market value of FBSI stock caused the ESOP expense to increase by $41,000. Normal salary increases were $19,000 and group health insurance premiums increased $7,000. Occupancy and equipment expense increased
$16,000 comprised of increases in repairs expense of $6,000 and additional depreciation for the new Gainesville building and Theodosia branch of $8,500.

     Net Interest Margin. Net interest margin decreased from 3.52% for the three months ended September 30, 1996 to 3.48% for the three months ended September 30, 1997. Income from earning assets increased by $395,000, or 14%, between the two quarters while interest expense increased by $264,000, or 17%. The average earning asset base increased by $16.6 million, or 12%, which was offset by a $18.1 million, or 15%, increase in the average interest-bearing liability base.


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

     First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from a $5 million Federal Home Loan Bank line of credit can be drawn as an alternative source of funds. During the period presented, First Home used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals. At September 30, 1997, First Home had approved loan commitments totaling $2.1 million and undisbursed loans in process of $2.3 million.

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

First Home Savings Bank has signed a contract to acquire two banking centers from NationsBank, N.A. The purchase is expected to be completed in mid-March 1998. Based on preliminary information from
 NationsBank, First Home will receive approximately $8.0 million of loans, $20.0 million in customer deposits and $12.0 million in liquid funds at closing. Conversion expenses, such as advertising, notifying current NationsBank customers and installation of First Home's computer equipment, will mostly occur in the quarter ended March 31, 1998.
After the purchase is completed, expenses are not expected to exceed income at the two locations.

Normal daily operating expenses are not expected to significantly change. Noninterest expense (excluding the one-time SAIF assessment) as a percentage of average assets at 2.00% is expected to remain basically constant. Interest expense is expected to gradually increase as the deposit base gradually increases. The interest expense increase is projected to be largely offset as new loans are funded. Customer deposits are expected to exceed withdrawals.

At September 30, 1997, certificates of deposit amounted to $81.0 million, or 68% of First Home's total deposits, including $45.3 million of fixed rate certificates scheduled to mature within twelve months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and the Federal Home Loan Bank line of credit and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.


                                  -10-



            FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (continued)


     The Office of Thrift Supervision requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. First Home's liquidity ratio was 12.74% at September 30, 1997 and its short-term liquidity ratio at September 30, 1997 was 11.52%. First Home consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

     The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at September 30, 1997.


                                                   Percent of Adjusted
                                        Amount        Total Assets
                                       ---------    ----------------
                                              (Unaudited)
                                        (Dollars in thousands)
Tangible capital                        $17,999            11.2%
Tangible capital requirement              2,408             1.5
                                        --------           ------
Excess                                  $15,59               9.7%
                                        =======            ======

Core capital                            $17,999             11.2%
Core capital requirement                  4,816              3.0
                                        -------            ------
Excess                                  $13,183              8.2%
                                        =======            ======

Risk-based capital                      $18,180             16.9%
Risk-based capital requirement            8,563              8.0
                                        -------           -------
Excess                                   $9,617              8.9%
                                        ========           ======

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

ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5, OTHER INFORMATION

None

ITEM 6, EXHIBITS AND REPORT ON FORM 8-K

Form 8-K filed on October 14, 1997 reporting the purchase agreement between NationsBank, N.A. and First Home Savings Bank. First Home will purchase the assets and assume the liabilities of the Crane Banking Center and the Galena Banking Center of NationsBank. Both centers are in Missouri.





                                      -14-



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      First Bancshares, Inc.



Date:  November 17, 1997             By: /s/ Stephen H. Romines
     ----------------------             --------------------------
                                         Stephen H. Romines
                                         Chairman, President,
                                             CEO


                                     By: /s/ Susan J. Uchtman
                                        ------------------------
                                         Susan J. Uchtman
                                           CFO








16