Form 10QSB
period 1997-12-31
FIRST BANCSHARES INC /MO/
filed 1998-02-17
CIK 912967

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

For the quarterly period ending           December 31, 1997
                               ---------------------------------------
                                or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________________ to _______________

Commission File Number                      0-22842
                       ------------------------------------------

                             First Bancshares, Inc.
                     -----------------------------------------
               (Exact name of registrant as specified in its charter)

          Missouri                                 43-1654695
   ---------------------------                    -----------------
(State or other jurisdiction of                   (I.R.S. Employer
  Incorporation or organization)                  Identification No.)

    142 East First St., Mountain Grove, MO              65711
------------------------------------------          ------------
(Address of principal executive offices)             (Zip Code)

       (417) 926-5151
   ---------------------
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes     X          No
                    ------------       -----------



As of February 13, 1998, there were 1,103,684 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.





                     FIRST BANCSHARES, INC. AND SUBSIDIARY
                                FORM 10-QSB
                              December 31, 1997



INDEX                                                    PAGE
--------                                               --------
PART I-FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS
---------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)  1

CONSOLIDATED STATEMENTS OF INCOME (unaudited)               2

CONSOLIDATED STATEMENTS OF CASH FLOWS(unaudited)          3-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(unaudited)     5-7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                       8-11



PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                   12

ITEM 2.  CHANGES IN SECURITIES                               12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                     12

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS 12

ITEM 5.  OTHER INFORMATION                                   12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                    12


SIGNATURES

                      FIRST BANCSHARES, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   - - - - - - - - - - - - - - - - - - - - - - - -
                                                          (Unaudited)
                                                         December 31,      June 30,
                                                             1997            1997
                                                         -----------      ----------
                                ASSETS                    (Dollars in thousands)
Cash and cash equivalents, including interest-bearing accounts
   of $983 at December 31 and $1,895 at June 30             $  4,444      $  5,809
Federal funds sold                                               218            -
Certificates of deposit                                        1,305         1,504
Investment securities available-for-sale, at fair value        9,499        14,227
Investment securities held-to-maturity (estimated
   fair value $1,611 at December 31 and $1,626 at June 30)     1,589         1,605
Investment in Federal Home Loan Bank stock, at cost            1,192         1,264
Mortgage backed certificates available-for-sale, at fair value   768           828
Loans receivable held-for-investment, net (includes reserves for
   loan losses of $516 at December 31 and $482 at June 30)   138,157       134,104
Accrued interest receivable                                      467           665
Prepaid expenses                                                 104           117
Property and equipment, less accumulated depreciation
   and valuation reserves                                      3,776         3,694
Intangible assets, less accumulated amortization                  -             31
Real estate owned                                                -            114
Other assets                                                      8            11
                                                            -------        ------
     Total assets                                          $161,527      $163,973
                                                           ========      ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                                          $120,812      $117,685
Advances from Federal Home Loan Bank                         17,000        23,500
Other borrowed funds                                             55            55
Income taxes payable - current                                   73             5
Accrued expenses and accounts payable                            78           249
Deferred income taxes                                           249           272
                                                           --------      --------
     Total liabilities                                      138,267       141,766
                                                           --------      --------

Commitments and contingencies                                    -             -

Preferred stock, $.01 par value; 2,000,000 shares authorized,
   none issued                                                   -             -
Common stock, $.01 par value; 8,000,000 shares authorized,
   1,569,440 issued, 1,092,814 and 1,091,554 outstanding at
   December 31 and June 30, respectively                         16            16
Paid-in capital                                              15,499        15,250
Retained earnings - substantially restricted                 16,123        15,212
Treasury stock - at cost; 476,626 and 466,976 shares at
   December 31 and June 30, respectively                     (7,627)       (7,430)
Unearned compensation                                          (828)         (977)
Unrealized gain (loss) on securities available-for-sale, net of
   applicable deferred income taxes                              77           136
                                                            -------      --------
   Total stockholders' equity                                23,260        22,207
                                                           --------      --------
     Total liabilities and stockholders' equity            $161,527      $163,973
                                                           ========      ========

         See accompanying notes to Consolidated Financial Statements.
                                        -1-




                        FIRST BANCSHARES, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                        - - - - - - - - - - - - - - - - - - -
                                                  (Unaudited)                   (Unaudited)
                                             Quarter Ended December 31,  Six Months Ended December 31,
                                                 1997        1996              1997         1996
                                              ---------   ---------         ----------  ----------
                                                              (Dollars in thousands)
Interest Income:
   Loans receivable                           $  2,886    $  2,565           $  5,714    $  5,044
   Investment securities                           232         230                512         451
   Mortgage-backed and related securities           13          48                 24          99
   Other interest-earning assets                    13          41                 55          56
                                              --------   ---------           --------    --------
       Total interest income                     3,144       2,884              6,305       5,650
                                              --------   ---------           --------    --------

Interest Expense:
   Customer deposits                             1,467       1,341              2,920      2,649
   Borrowed funds                                  253         271                593        492
                                               -------    --------            --------    -------
       Total interest expense                    1,720       1,612              3,513      3,141
                                               -------    --------            --------    -------

       Net interest income                       1,424       1,272              2,792      2,509

Provision for loan losses                           16          18                 35         30
                                               -------    --------             ------      -------
Net interest income after
          provisions for losses                  1,408       1,254              2,757      2,479
                                               -------    --------            -------     -------

Noninterest Income:
   Service charges and other fee income            113         101                220        185
   Loan origination and commitment fees              1           2                  2          3
   Income from real estate operations               22          24                 55         46
   Insurance commissions                            17          18                 27         33
   Gain on sale of investments                      (4)        192                 83        188
   Gain on sale of property and equipment            1         (26)                 1        (26)
                                               --------    --------            -------    -------
       Total noninterest income                    150         311                388        429
                                               --------    --------            -------    -------

Noninterest Expense:
   Compensation and employee benefits              550         437              1,050        870
   Occupancy and equipment                         115          95                221        184
   Deposit insurance premiums                       18          61                 36        760
   Advertising and promotional                     26          16                  48         33
   Professional fees                               17          10                  31         29
   Other                                          138          97                 246        207
                                              -------     --------            -------    -------
       Total noninterest expense                  864         716               1,632      2,083
                                              -------     --------            -------    -------

       Income before taxes                        694         849               1,513        825

Income Taxes                                      201         325                 499        268
                                              -------     -------             -------     -------

       Net income                             $   493     $   524             $ 1,014     $  557
                                              =======     =======             =======     =======

       Earnings per share - basic               .49          .47                1.01        .50
                                              =======      =======            =======      ======
       Earnings per share - diluted             .46          .45                 .94        .48
                                              =======      ========           =======      ======
       Dividends per share                      .05          .05                 .10        .10
                                              =======      ========           =======      =======

         See accompanying notes to Consolidated Financial Statements.
                                             -2-


                        FIRST BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        - - - - - - - - - - - - - - - - - - -
                      Six months ended December 31, 1997 and 1996
                                                                (Unaudited)
                                                              1997         1996
                                                          -----------  ----------
                                                               (Dollars in thousands)
Cash flows from operating activities:
   Net income                                             $     1,014   $    557
   Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                                  97         82
     Amortization                                                   1          8
     Unrealized loss on investment securities                       9          8
     Gain on sale of intangibles                                  (51)        -
     Gain on sale of real estate owned                            (16)        -
     Gain on sale of investments securities available-for-sale    (42)      (196)
     Premiums and discounts on mortgage-backed
       securities and investment securities                        (8)        -
     Loss on write-down of property                                -          26
     Loss on loans, net of recoveries                              35         30
     ESOP compensation expense at fair value                      137         52
     Vesting of unearned compensation                             149        141
     Net change in operating accounts:
        Accrued interest receivable and other assets              214         66
        Deferred loan costs                                       (17)       (11)
        Income taxes payable - current                             68         20
        Deferred income tax payable                                12         22
        Accrued expenses                                         (171)       (53)
                                                              --------     -------
           Net cash from operating activities                   1,431        752
                                                              --------     -------
Cash flows from investing activities:
  Purchase of investment securities available-for-sale           (203)    (2,150)
  Purchase of investment securities held-to-maturity             (105)        -
  Purchase of Federal Home Loan Bank stock                         -        (148)
  Proceeds from sales of investment securities
    available-for-sale                                            232        721
  Proceeds from maturities of investment securities
    available-for-sale                                          4,650        500
  Proceeds from maturities of investment securities
    held-to-maturity                                              112        176
  Proceeeds from sale of Federal Home Loan Bank stock              72         -
  Net change in certificates of deposit                           199        705
  Net change in federal funds sold                               (218)        -
  Net change in loans receivable                               (4,227)    (7,033)
  Proceeds from maturities of mortgage-backed
    certificates                                                   65         63
  Purchases of property and equipment                            (188)      (517)
  Proceeds from sale of property and equipment                      9         -
  Proceeds from sale of intangibles                                81         -
  Proceeds from sale of real estate owned                         286         -
                                                              -------     -------
Net cash used in investing activities                             765      (7,683)
                                                              -------     --------
See accompanying notes to Consolidated Financial Statements.
-3-
                             FIRST BANCSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                       - - - - - - - - - - - - - - - - - - - - - - - - -
                          Six months ended December 31, 1997 and 1996
                                                                   (Unaudited)
                                                               1997         1996
                                                             ---------  -----------
                                                             (Dollars in thousands)
Cash flows from financing activities:
  Net change in demand deposits, savings accounts,
     and certificates of deposit                             $ 3,127     $ 6,915
  Proceeds from borrowed funds                                    -        7,000
  Payments on borrowed funds                                  (6,500)         -
  Proceeds from sale of common stock                             112          12
  Purchase of treasury stock                                    (197)     (1,227)
  Cash dividends paid                                           (103)       (111)
                                                             --------   ---------
       Net cash from financing activities                     (3,561)     12,589
                                                             --------   ---------


Net increase/(decrease) in cash and cash equivalents          (1,365)      5,658

Cash and cash equivalents -
  beginning of period                                          5,809       3,316
                                                             --------    -------
Cash and cash equivalents -
  end of period                                             $  4,444    $  8,974
                                                            ========    ========






























         See accompanying notes to Consolidated Financial Statements.
                                    -4-


                      FIRST BANCSHARES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE A - Basis of Presentation
------------------------------

The consolidated interim financial statements as of December 31, 1997 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 1997 interim financial statements. The results of operations for the periods ended December 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year. The June 30, 1997 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.


NOTE B - Formation of Holding Company and Conversion to Stock Form
-------------------------------------------------------------------

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

NOTE C - Earnings per Share
---------------------------

Earnings per share are presented for the periods ended December 31, 1997 and 1996 based on the weighted average number of shares issued and outstanding during the period. For the periods presented, unreleased ESOP shares are not considered outstanding for purposes of calculating earnings per share. Average shares for diluted presentation include the weighted average number of common shares considered outstanding, plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds as follows:

                                   Weighted Average Number    Shares
                                      of Common Shares       Issuable
                                    ---------------------     --------
Quarter ended December 1997                1,012,835          69,272
Six months ended December 1997             1,008,018          67,451

Quarter ended December 1996                1,107,530          47,680
Six months ended December 1996             1,116,386          48,134

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

The Company accounts for its ESOP in accordance with Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reductions of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $116,000 and $223,000 for the quarter and six months ended December 31, 1997, respectively and $66,000 and $132,000 for the quarter and six months ended December 31, 1996.

A summary of ESOP shares at December 31, 1997 is as follows:

Shares allocated                                  63,463

Shares committed for release                       9,442

Unreleased shares                                 75,656
                                                  -------

     Total                                       148,561
                                                 =======


Fair value of unreleased shares               $2,345,336
                                              ==========


NOTE E - Management Recognition Plan
------------------------------------

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


                                             -6-


                        FIRST BANCSHARES, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                    (continued)


NOTE F - Treasury Stock
-----------------------

First Bancshares, Inc. has completed six separate stock repurchase programs between March 9, 1994 and June 30, 1997. During those six programs, a total of 471,361 shares of stock have been acquired at a combined cost of $7,368,000. On June 30, 1997, a seventh repurchase program of 109,466 shares was initiated. As of February 13, 1998, 5,365 shares had been repurchased at a cost of $112,000. Treasury stock is shown at cost for financial statement presentation.

NOTE G - Accounting Changes
---------------------------

The Company adopted FASB No. 128, Earnings per Share, during December, 1997. This Statement required the presentation of basic earnings per share (excludes dilution) and diluted earnings per share for periods presented on the face of the income statement with restatement of all prior-period earnings per share data presented.

NOTE H - Subsequent Events
--------------------------

On December 30, 1997, the Board of Directors of First Bancshares,
Inc. announced a two for one stock split in the form of a 100%
stock dividend. The stock dividend was payable on January 30, 1998 to shareholders of record as of January 16, 1998.

                                          -7-


            FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 1997, as well as certain material changes in results of operations during the three and six month periods ended December 31, 1997 and 1996.

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

     This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all of such forwarrd-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe", "expect", "anticipate", "estimate", "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates and changes in federal and state regulation. These factors should be considered in eveluating the forward-looking statements, and undue reliance should not be placed on such statements.


Comparison of the Three Months ended December 31, 1997 to the Three
--------------------------------------------------------------------
     Months Ended December 31, 1996
    --------------------------------

     Financial Condition. Total assets decreased $1.3 million during the quarter to $161.5 million at December 31, 1997. Available-for-sale investment securities decreased $2.5 million during the quarter as one security was called and another matured. FHLB advances were reduced by $2.3 million using the proceeds. Net loans increased $1.3 million during the quarter to $138.1 million and customer deposits increased by $.6 million to $120.8 million.

     Nonperforming assets decreased $.6 million to $950,000, or .59% of total assets at December 31, 1997 compared to $1,597,000, or .98% of total assets, at September 30, 1997. Nonaccrual loans of $57,000 at September 30, 1997 remained the same for December 31, 1997.

     Net Income. Net income for the quarter ended December 31, 1997 was $493,000 compared to $524,000 for the quarter ended December 31, 1996. Net interest income after provision for loan losses increased $154,000. Noninterest income decreased $161,000. Noninterest expense increased $148,000. Income tax expense decreased $124,000 due to the decrease in income before income tax expense.

     Net Interest Income. Net interest income increased $152,000, or 11.9%, from $1,272,000 for the quarter ended December 31, 1996 to $1,424,000 for the quarter ended December 31, 1997. Interest income increased $260,000 while interest expense increased $108,000.

     Interest Income. Interest income was $3,144,000 for the quarter ended December 31, 1997, an increase of $260,000, or 9.0%, from $2,884,000 for the quarter ended December 31, 1996. Interest income from loans receivable increased $321,000 from $2,595,000 for the quarter ended December 31, 1996 to $2,886,000 for the quarter ended December 31, 1997. The increase was attributable to an increase in average loans outstanding coupled with a slight increase in the average yield.

     Mortgage-backed securities income decreased by $35,000. The decrease was caused by a reduction in the outstanding balance due to a sale of a $2.0 million security in April 1997. Income from other interest-earning assets decreased by $28,000 as a lower balance was maintained in the FHLB daily-time savings account during the quarter ended December 31, 1997.

                                       -8-


           FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (continued)


     Interest Expense. Interest expense increased from $1,612,000 for the quarter ended December 31, 1996 to $1,720,000 for the quarter ended December 31, 1997. The $108,000 increase, or 6.7%, was the result of customer deposits increasing $7,937,000, or 7.03%, and the rates paid on these deposits increasing slightly. A decrease in the outstanding balance of FHLB advances caused interest expense to decrease by $18,000, or 6.6%.

     Provision for Loan Losses. Loan loss provisions decreased $2,000 from $18,000 for the quarter ended December 31, 1996 to $16,000 for the quarter ended December 31, 1997. There were no actual loan losses, net of recoveries, for the quarter ended December 31, 1997. Loan losses, net of recoveries, for the quarter ended December 31, 1996 were $102,000. An auto loan pool purchased was written down by $27,500 and the balance of an overdraft on a commercial account was written down by $73,500. Specific loss reserves had previously been established for both write-downs.

     Noninterest Income. Noninterest income decreased $161,000 from $311,000 for the quarter ended December 31, 1996 to $150,000 for the quarter ended December 31, 1997. Service charges and other fee income increased to $113,000 for the quarter ended December 31, 1997 from $101,000 for the quarter ended December 31, 1996.

     There was a $192,000 nonrecurring gain on the sale of investments during the quarter ended December 31, 1996. That gain was somewhat offset by a $26,000 loss recognized to write-down the former Gainesville branch facility to its estimated fair value.
The facility was sold for $5,000 in February 1997.

     Noninterest Expense. Noninterest expense was $864,000 for the quarter ended December 31, 1997 compared to $716,000 for the quarter ended December 31, 1996. The increase of $148,000, or 20.7%, was primarily in the area of compensation and employee benefits. The increase in the fair market value of FBSI stock caused the ESOP expense to increase by $50,000. A bonus of $17,000 was paid to employees during the quarter ended December 31, 1997. Normal salary increases were $26,000 and the expense for a temporary employee to assist in the computer conversion was $8,000. Related payroll taxes increased $8,000. Occupancy and equipment expense increased $20,000 comprised primarily of increases in maintenance expense of $10,000 and additional $7,000 depreciation for the new Gainesville building and Theodosia branch.

     Deposit insurance premiums decreased $43,000 as lower SAIF insurance premiums were in effect for the quarter ended December 31, 1997. Advertising and promotional increased $10,000 ($7,000 for gifts to customer for opening a new checking account and $3,000 for regular advertising). A modification in accrual amounts caused professional fees to increase $7,000.

     The majority of the $41,000 increase in other expense was attributable to postage expense increasing $18,000, correspondent bank service charges increasing $18,000 somewhat offset by a decrease in office supplies of $9,000.

     Net Interest Margin. Net interest margin increased from 3.59% for the three months ended December 31, 1996 to 3.69% for the three months ended December 31, 1997. Income from earning assets increased by $263,000, or 9.1%, between the two quarters while interest expense increased by $110,000, or 6.8%. The average earning asset base increased by $8.5 million, or 5.8%, which was offset by a $8.1 million, or 6.4%, increase in the average interest-bearing liability base.


Comparison of the Six Months ended December 31, 1997 to the Six
----------------------------------------------------------------
   Months Ended December 31, 1996.
   -------------------------------

     Financial Condition. Total assets decreased $2.4 million for the six months ended December 31, 1997. An increase in net loans of $4.1 million was offset by a $1.4 million decrease in cash and cash equivalents and a $4.7 million decrease in available-for-sale investment securities.

     FHLB advances were reduced $6.5 million through proceeds from maturities, calls of investment securities and reductions in cash and cash equivalents. Customer deposits increased $3.1 million to $120.8 million at December 31, 1997.

     Nonperforming assets decreased $570,000 during the six months ended December 31, 1997.

     Net Income. Net income increased $457,000 from $557,000 for the six months ended December 31, 1996 to $1,014,000 for the six months ended December 31, 1997. Net interest income after provision for loan losses increased $278,000, or 11.2%. Noninterest expense decreased $451,000. This increase was offset by a decrease in noninterest income of $41,000 and an increase in income taxes of $231,000.

     Net interest income. Net interest income was $2,792,000 for the six months ended December 31, 1997 compared to $2,509,000 for the six months ended December 31, 1996. This $283,000 increase was basically attributable to an increase in interest income of $655,000 offset by an increase in interest expense of $372,000.

     Interest income. Total interest income of $5,650,000 for the six months ended December 31, 1996 increased by $655,000 to $6,305,000 for the six months ended December 31, 1997. Interest income from loans receivable increased $670,000, or 13.3%, from $5,044,000 for the six months ended December 31, 1996 to $5,714,000 for the six months ended December 31, 1997. The increase was primarily attributable to the increase in avaerage loans outstanding combined with a slight increase in the average yield.

     Interest income from investment securities increased by $61,000 from $451,000 for the six months ended December 31, 1996 to $512,000 for the six months ended December 31, 1997. A higher average outstanding balance for the period and a slightly higher average interest rates created the increase. Income from mortgage-backed securities decreased from $99,000 for the six months ended December 31, 1996 to $24,000 for the six months ended December 31, 1997. The $75,000 decrease was the result of a reduction in the oustanding balance due to the sale of a $2.0 million security in April, 1997.

     Interest expense. There was a $372,000 increase in interest expense, or 11.8%, from $3,141,000 for the six months ended December 31, 1996 to $3,513,000 for the six months ended December 31, 1997. The primary cause of the increase was interest expense on customer deposits increasing by $271,000 from $2,649,000 for the six months ended December 31, 1996 to $2,920,000 for the six months ended December 31, 1997. An increase in average FHLB advances outstanding resulted in the $101,000 increase in interest expense on borrowed funds.

     Provision for loan losses. Provision for loan losses of $30,000 for the six months ended December 31, 1996 increased by $5,000 to $35,000 for the six months ended December 31, 1997. Actual loan losses, net of recoveries, were $9,000 for the six months ended December 31, 1997 compared to $102,000 for the six months ended December 31, 1996. The losses for the six months ended December 31, 1996, as discussed in the quarterly section, were to write down the balance in the auto loan pool purchased and the overdraft to estimated net realizable value.

     Noninterest income. Noninterest income was $388,000 for the six months ended December 31, 1997, a decrease of $41,000, from $429,000 for the six months ended December 31, 1996. Service charge and other fee income increased $35,000, or 18.9%, from $185,000 for the six months ended December 31, 1996 to $220,000 for the six months ended December 31, 1997.

     Gains on the sale of investments of $83,000 for the six months ended December 31, 1997 included the sale of the Lawson and Lawson Insurance Agency which resulted in a $51,000 pre-tax gain, the sale of common stock at a pre-tax gain of $43,000 netted with an $11,000 additional write-down of an auto loan pool security. Nonrecurring gains from sales of securities by the holding company were $188,000 for the six months ended December 31, 1996.

     Noninterest expense. Noninterest expense decreased from $2,083,000 for the six months ended December 31, 1996 to $1,632,000 for the six months ended December 31, 1997. The $451,000 decrease was primarily caused by a reduction in deposit insurance premiums of $724,000 ($640,000 in a one-time SAIF assessment and $84,000 in reduced regular premiums). This reduction was offset by increases in compensation and employee benefits of $180,000 ($91,000 for ESOP expense based on the increase in the fair market value of FBSI stock, $45,000 normal salary increases, $17,000 bonus to employees, $8,000 for a temporary employee to assit in the computer conversion, $7,000 group health insurance and $10,000 in related payroll taxes).

     Occupancy and equipment expense increased $37,000. The increase was caused by a $16,000 increase in repairs and maintenance and $16,000 in additional depreciation for the new Gainesville building and Theodosia branch. Advertising and promotional increased $15,000 ($8,000 gifts to customers for opening new checking accounts and $7,000 normal advertising costs).

     Other expense increased $39,000 as postage expense increased
$18,000 and corresponent bank service charges increased $18,000, somewhat offset by a $9,000 decrease in office supplies.

     Net interest margin. Net interest margin increased from 3.50% for the six months ended December 31, 1996 to 3.59% for the six months ended December 31, 1997. Income from earnings assets increased by $655,000, or 11.6% while interest expense increased $372,000, or 11.8%. The average earning asset base increased by $12.5 million, or 8.7%, which was offset by a $13.1 million, or 10.6% increase in the average interest-bearing liability base.
                                 -9-


           FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (continued)

Liquidity and Capital Resources
-------------------------------

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

     First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from a $5 million Federal Home Loan Bank line of credit can be drawn as an alternative source of funds. During the period presented, First Home used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals. At December 31, 1997, First Home had approved loan commitments totaling $1.7 million and undisbursed loans in process of $2.1 million.

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

First Home Savings Bank is acquiring two banking centers from NationsBank, N.A. The banking centers are located in Crane and Galena, Missouri. The purchase is expected to be completed in mid-March 1998. Based on preliminary information from NationsBank, First Home will receive approximately $17.0 million in deposits, $7.0 million in loans and $10.0 million in liquid funds at closing. Conversion expenses, such as advertising, notifying current NationsBank customers and installation of First Home's computer equipment, will mostly occur in the quarter ending March 31, 1998. After the purchase is completed, expenses are not expected to exceed income at the two locations.

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

At December 31, 1997, certificates of deposit amounted to $81.2 million, or 67% of First Home's total deposits, including $46.8 million of fixed rate certificates scheduled to mature within twelve months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and the Federal Home Loan Bank line of credit and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.



                                   -10-


           FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)


     The Office of Thrift Supervision requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. First Home's liquidity ratio was 10.19% at December 31, 1997. First Home consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

     The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at December 31, 1997.


                                                     Percent of Adjusted
                                          Amount          Total Assets
                                                (Unaudited)
                                           (Dollars in thousands)
Tangible capital                         $18,664           11.7%
Tangible capital requirement               2,389            1.5
                                         -------           -----
Excess                                   $16,275           10.2%
                                         =======          ======

Core capital                             $18,664           11.7%
Core capital requirement                   4,778            3.0
                                         -------          ------
Excess                                   $13,886            8.7%
                                         =======          ======

Risk-based capital                       $18,849           17.6%
Risk-based capital requirement	             8,557            8.0
                                         -------          ------
Excess                                   $10,292            9.6%
                                         =======          ======









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

None.























                                     -14-

                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                First Bancshares, Inc.



Date:  February 17, 1998                 By: /s/ Stephen H. Romines
      ----------------------                -------------------------
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


15