Form 10QSB
period 1998-03-31
FIRST BANCSHARES INC /MO/
filed 1998-05-15
CIK 912967

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                    ---------------------------------

                                FORM 10-QSB

                    ----------------------------------


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending           March 31, 1998
                                 -------------------------------

                              or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to ___________


Commission File Number                      0-22842
                           ------------------------------------

                               First Bancshares, Inc.
                   ------------------------------------------------
         (Exact name of registrant as specified in its charter)

      Missouri                                      43-1654695
   --------------------                             ------------
(State or other jurisdiction of                   (I.R.S. Employer
 Incorporation or organization)                  Identification No.)

  142 East First St., Mountain Grove, MO               65711
  ---------------------------------------           -----------
(Address of principal executive offices)              (Zip Code)

       (417) 926-5151
  -----------------------
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes     X       No
                      ---------      ----------



As of May 11, 1998, there were 2,212,706 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                    FIRST BANCSHARES, INC. AND SUBSIDIARY
                                FORM 10-QSB
                              MARCH 31, 1998




INDEX                                                     PAGE
-----                                                    ------
PART I-FINANCIAL INFORMATION
----------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)   1

CONSOLIDATED STATEMENTS OF INCOME (unaudited)                2

CONSOLIDATED STATEMENTS OF CASH FLOWS(unaudited)           3-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(unaudited)      5-7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                       8-13



PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                   14

ITEM 2.  CHANGES IN SECURITIES                               14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                     14

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS 14

ITEM 5.  OTHER INFORMATION                                   14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                    14


SIGNATURES

                 FIRST BANCSHARES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
            - - - - - - - - - - - - - - - - - - - - - - - -
                                                 (Unaudited)
                                           March 31,       June 30,
                                             1998            1997
                                ASSETS      (Dollars in thousands)
Cash and cash equivalents, including
   interest-bearing accounts of $12,157
   at March 31 and $1,895 at June 30      $  15,535       $   5,809
Federal funds sold                              613              -
Certificates of deposit                       1,805           1,504
Investment securities available-for-sale,
   at fair value                              6,567          14,227
Investment securities held-to-maturity
   (estimated fair value $1,279 at
   March 31 and $1,626 at June 30)            1,246           1,605
Investment in Federal Home Loan Bank stock,
   at cost                                    1,192           1,264
Mortgage backed certificates available-
   for-sale, at fair value                      748             828
Loans receivable held-for-investment, net
   (includes reserves for loan losses of
   $520 at March 31 and $482 at June 30)    144,264         134,104
Accrued interest receivable                     692             665
Prepaid expenses                                137             117
Property and equipment, less accumulated
   depreciation and valuation reserves        4,126           3,694
Intangible assets, less accumulated
   amortization                               1,013              31
Real estate owned                                -              114
Other assets                                      8              11
                                          ---------       ---------
     Total assets                         $ 177,946       $ 163,973
                                          =========       =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                         $ 140,733       $ 117,685
Advances from Federal Home Loan Bank         12,200          23,500
Other borrowed funds                             -               55
Income taxes payable - current                  295               5
Accrued expenses                                564             249
Deferred income taxes                           265             272
                                          ---------       ---------
     Total liabilities                      154,057         141,766
                                          ---------       ---------

Commitments and contingencies                    -              -

Preferred stock, $.01 par value;
   2,000,000 shares authorized,
   none issued                                   -              -
Common stock, $.01 par value; 8,000,000
   shares authorized, 3,164,180 issued,
   2,210,528 and 2,183,108 outstanding at
   March 31 and June 30, respectively            16               16
Paid-in capital                              15,730           15,250
Retained earnings - substantially restricted 16,465           15,212
Treasury stock - at cost; 953,652 and
   933,952 shares at March 31 and June 30,
   respectively                              (7,632)          (7,430)
Unearned compensation                          (781)            (977)
Unrealized loss on securities available-
   for-sale, net of applicable deferred
   income taxes                                  91              136
                                           --------         --------
   Total stockholders' equity                23,889           22,207
                                           --------         --------
     Total liabilities and stockholders'
   equity                                 $ 177,946       $ 163,973
                                          =========       =========

         See accompanying notes to Consolidated Financial Statements.
                                      -1-

                 FIRST BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME
                 - - - - - - - - - - - - - - - - - - - -
                                    Unaudited)         (Unaudited)
                                  Quarter Ended     Nine Months Ended
                                    March 31,            March 31,
                                  1998     1997       1998     1997
                                -------- --------   -------- -------
                                         (Dollars in thousands)
Interest Income:
   Loans receivable             $ 2,915   $ 2,634   $ 8,629  $ 7,678
   Investment securities            208       293       720      744
   Mortgage-backed and related
     securities                      13        47        37      146
   Other interest-earning assets     35        17        90       73
                                -------   -------   -------  -------
       Total interest income      3,171     2,991     9,476    8,641
                                -------   -------   -------  -------

Interest Expense:
   Customer deposits              1,476     1,325     4,396    3,974
   Borrowed funds                   235       317       828      809
                                -------   -------   -------   ------
       Total interest expense     1,711     1,642     5,224    4,783
                                -------   -------   -------   ------

       Net interest income        1,460     1,349     4,252    3,858

Provision for loan losses            22        20        57       50
                                -------    ------    ------   ------

Net interest income after
          provisions for losses   1,438     1,329     4,195    3,808
                                -------   -------    ------   ------

Noninterest Income:
   Service charges and other
     fee income                     109        88       329      273
   Loan origination and commitment
     fees                             3         3         5        6
   Income from real estate
     operations                      24        20        79       66
   Insurance commissions             25        17        52       50
   Gain (loss) on investments        (9)       (3)       74      185
   Gain on sale of property and
     equipment                       -         -          1      (26)
                                 -------    ------    ------  -------
       Total noninterest income     152       125       540      554
                                 -------    ------    ------  -------

Noninterest Expense:
   Compensation and employee
     benefits                       592       466     1,642    1,336
   Occupancy and equipment          117       104       338      288
   Deposit insurance premiums        19         4        55      764
   Advertising and promotional       31        22        79       61
   Professional fees                 16        16        47       45
   Other                            181       116       427      317
                                -------    -------   ------   ------
       Total noninterest expense    956       728     2,588    2,811
                                -------    ------    ------   ------

       Income before taxes          634       726     2,147    1,551

Income Taxes                        230       278       729      546
                                -------    ------   -------   ------

       Net income               $   404   $   448   $ 1,418  $ 1,005
                                =======   =======   =======  =======

       Earnings per share -
         basic                    .20        .21       .70      .50
                                =======   ========   =======  =======

       Earnings per share -
         diluted                  .18        .20       .66      .46
                                =======   =========  =======  ========

       Dividends per share        .03       .025       .16      .15

       See accompanying notes to Consolidated Financial Statements.
                                    -2-

                  FIRST BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  - - - - - - - - - - - - - - - - - - - -
                 Nine months ended March 31, 1998 and 1997
                                                    (Unaudited)
                                                   1998       1997
                                               ---------   ---------
                                               (Dollars in thousands)
Cash flows from operating activities:
   Net income                                   $  1,418    $  1,005
   Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                    161         123
     Amortization                                      7          10
     Unrealized loss on investment securities         18          12
     Gain on sale of intangibles                     (51)         -
     Gain on sale of real estate owned               (16)         -
     Gain on sale of investments                     (42)       (192)
     Gain on sale of property and equipment           -           -
     Loss on write-down of property                   -           26
     Premiums and discounts on mortgage-backed
       securities and investment securities           (9)         (2)
     Loss on loans, net of recoveries                 57          50
     Income reinvested on investment securities and
        Federal Home Loan Bank stock                  -           -
     ESOP compensation expense at fair value         241          91
     Vesting of unearned compensation                196         183
     Net change in operating accounts:
       Accrued interest receivable and other assets   21        (198)
       Deferred loan costs                           (40)        (20)
       Deferred income tax benefits, net              -           -
       Income taxes payable - current                290         246
       Deferred income tax payable                    27          26
       Accrued expenses                              250         (21)
                                                  -------      ------
         Net cash from operating activities        2,528       1,339
                                                 -------     -------

Cash flows from investing activities:
  Purchase of investment securities available-
    for-sale                                        (248)     (6,234)
  Purchase of investment securities held-to-
    maturity                                        (105)         -
  Purchase of Federal Home Loan Bank stock                      (302)
  Proceeds from redemption of Federal Home Loan
    Bank stock                                        72         -
  Proceeds from sales of investment securities
    available-for-sale                               232         721
  Proceeds from maturities of investment securities
    available-for-sale                             7,650       1,000
  Proceeds from maturities of investment securities
    held-to-maturity                                 446         494
  Net change in certificates of deposit             (301)        715
  Net change in federal funds sold                  (613)         -
  Net change in loans receivable                  (5,546)    (10,872)
  Proceeds from maturities of mortgage-backed
    certificates                                      78          98
  Purchases of property and equipment               (261)       (688)
  Proceeds from sale of property and equipment         9          -
  Purchase of intangible in branch acquisition    (1,019)         -
  Proceeds from sale of intangibles                   81          -
  Proceeds from sale of real estate owned            286          -
  Purchase of other assets                            -           -
                                                  -------     -------
           Net cash used in investing activities     761    (15,068)
                                                 --------    --------
      See accompanying notes to Consolidated Financial Statements.
                                        -3-
                    FIRST BANCSHARES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
             - - - - - - - - - - - - - - - - - - - - - - - - - -
                                                     (Unaudited)
                                                   1998       1997
                                               ---------   ---------
                                               (Dollars in thousands)
Cash flows from financing activities:
  Net change in demand deposits, savings
    accounts, and certificates of deposit       $  5,626    $  8,282
  Branch acquisition - liabilities assumed, net
    of assets                                     12,294          -
  Proceeds from borrowed funds                        -        8,600
  Payments on borrowed funds                     (11,355)         -
  Proceeds from sale of common stock                 239          35
  Purchase of treasury stock                        (202)     (1,900)
  Cash dividends paid                               (165)       (164)
                                                ---------   ---------
       Net cash from financing activities          6,437      14,853
                                                --------    ---------


Net increase in cash and cash equivalents
                                                   9,726       1,124

Cash and cash equivalents -
  beginning of period                              5,809       3,316
                                                 -------     -------
Cash and cash equivalents -
  end of period                                 $ 15,535    $  4,440
                                                ========    =========


      See accompanying notes to Consolidated Financial Statements.
                                -4-

             FIRST BANCSHARES, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE A - Basis of Presentation
-------------------------------

The consolidated interim financial statements as of March 31, 1998 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 1998 interim financial statements.
The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year. The June 30, 1997 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.



NOTE B - Earnings per Share
---------------------------

Earnings per share are presented for the periods ended March 31, 1998 and 1997 based on the weighted average number of shares issued and outstanding during the period. For the periods presented, unreleased ESOP shares are not considered outstanding for purposes of calculating earnings per share. Average shares for diluted presentation include the weighted average number of common shares considered outstanding, plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds as follows:

                                    Weighted Average Number   Shares
                                of Common Shares Outstanding  Issuable
                                ----------------------------  --------
Quarter ended March 31, 1998            2,054,383              139,710
Nine months ended March 31, 1998        2,028,819              127,977

Quarter ended March 31, 1997            2,154,566              119,522
Nine months ended March 31, 1997        2,207,084              102,000

NOTE C - Employee Stock Ownership Plan
--------------------------------------

In connection with the conversion to stock form as described in previous filings, the Savings Bank established an ESOP for the exclusive benefit of participating employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Holding Company in an amount sufficient to purchase 152,087 shares, 10% of the Common Stock issued in the Conversion, (equivalent to 304,164 shares after the 2-for-1 stock split on January 30, 1998). The loan is secured by the shares purchased and is being repaid by the ESOP with funds from contributions made by the Savings Bank, dividends received by the ESOP and any other earnings on ESOP assets. All dividends received by the ESOP are paid on the loan. The Savings Bank presently expects to contribute approximately $180,000 plus interest annually to the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid approximately nine years from inception.

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

The Company accounts for its ESOP in accordance with Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reductions of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $147,000 and $370,000 for the three months and nine months ended March 31, 1998, respectively. ESOP compensation expense was $79,000 and $211,000 for the three months and nine months ended March 31, 1997.

A summary of ESOP shares at March 31, 1998 is as follows:

Shares allocated                               125,086

Shares committed for release                    28,326

Unreleased shares                              141,870
                                               -------

     Total                                     295,282
                                               =======


Fair value of unreleased shares             $1,915,245
                                            ==========


NOTE D - Management Recognition Plan
------------------------------------

A Management Recognition Plan (MRP) has been adopted for the benefit of officers, directors and employees of the Savings Bank. The MRP provides officers, directors and employees with a proprietary interest in the Holding Company that will encourage them to remain with the Savings Bank or Holding Company. The Savings Bank contributed enough funds to the MRP to allow it to purchase 30,417 shares, 2% of the shares of Common Stock issued in the Conversion, (equivalent to 60,834 shares after the 2-for-1 stock split on January 30, 1998). Shares have been granted to qualifying eligible officers, directors and employees pursuant to terms of the MRP. The shares are in the form of restricted stock and will vest over a five-year period. Compensation expense in the amount of the fair market value of the stock at the date of the grant to the officers, directors or employees will be recognized during the years in which the shares are payable.


                                   -6-

                 FIRST BANCSHARES, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                (continued)


NOTE E - Treasury Stock
-----------------------

First Bancshares, Inc. has completed six separate stock repurchase programs between March 9, 1994 and June 30, 1997. During those six programs, a total of 942, 722 shares of stock have been acquired at a combined cost of $7,368,000. On June 30, 1997, a seventh repurchase program of 218,932 shares was initiated. As of May 11, 1998, 11,130 shares had been repurchased at a cost of $117,000. Treasury stock is shown at cost for financial statement presentation.

NOTE F - Acquisition
--------------------

On March 12, 1998, First Home Savings Bank, the wholly-owned subsidiary of First Bancshares, Inc., completed a purchase of two branch banks from NationsBank. The branches are located at Crane and Galena, Missouri. The acquisition was accounted for under the purchase method. Assets acquired were cash - $11.3 million, property and equipment - $341,000, and loans - $4.8 million. Liabilities assumed were customer deposits of $17.4 million. A premium was paid to NationsBank for the loans purchased and customer deposit accounts assumed. The total premium was $1.02 million. This intangible asset will be written off over the estimated lives of the underlying accounts.

NOTE G - Stock Dividend
-----------------------
On December 30, 1997, the Board of Directors of First Bancshares, Inc. announced a two-for-one stock split in the form of a 100% stock dividend. The stock dividend was paid on January 30, 1998 to sharesholders of record as of January 16, 1998. All amounts in this report pertaining to shares of stock have been adjusted to account for the split.


NOTE H - Accounting Changes
---------------------------

The Company adopted FASB. No. 128, "Earnings per Share", during December 1997. This Statement required the presentation of basic earnings per share (excludes dilution) and diluted earnings per share for periods presented on the face of the income statement with restatement of all prior-period earnings per share data presented.

                                    -7-


           FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 1997, as well as certain material changes in results of operations during the three and nine month periods ended March 31, 1998 and 1997.

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


Comparison of the Three Months ended March 31, 1998 to the Three
----------------------------------------------------------------
  Months Ended March 31 1997
  --------------------------


     Financial Condition. Largely as a result of the two branches purchased from NationsBank, total assets increased $16.4 million during the quarter ended March 31, 1998. Loans increased $6.1 million ($4.8 million from the branches purchased). Federal funds sold and certificates of deposits increased $900,000. Other increases in assets directly related to the branches purchased were cash and cash equivalents of $11.1 million, property and equipment of $350,000 and intangible assets of $1.0 million. These increases were offset by a decrease in investment securities of $3.3 million. Customer deposits increased $19.9 million, of which $17.4 million related to the branches purchased. Advances from the Federal Home Loan Bank decreased $4.8 million.

     Nonperforming assets were $1,175,000, or .66% of total assets at March 31, 1998 compared to $950,000, or .59% of total assets at December 31, 1997 and $1,438,000, or .90% of total assets at March 31, 1997. Nonaccrual loans of $57,000 at March 31, 1998 remained constant from December 31, 1997 and March 31, 1997.

     Net Income. Net income was $404,000 for the quarter ended March 31, 1998, a decrease of $44,000, or 9.8%, from net income of $448,000 for the quarter ended March 31, 1997. Net interest income after provision for loan losses increased $109,000 and noninterest income increased $27,000. Total noninterest expense increased $228,000. Income tax expense decreased $48,000 due to the decrease in income before income tax expense.

     Net Interest Income. Net interest income increased $111,000, or 8.2%, to $1,460,000 for the quarter ended March 31, 1998 from $1,349,000 for the quarter ended March 31, 1997. Interest income increased $180,000 while interest expense increased $69,000.

     Interest Income. Interest income was $3,171,000 for the quarter ended March 31, 1998 compared to $2,991,000 for the quarter ended March 31, 1997. This $180,000 increase, or 6.0%, was largely attributable to a $281,000 increase in interest income from loans receivable from $2,634,000 for the quarter ended March 31, 1997 to $2,915,000 for the quarter ended March 31, 1998. The balance of average loans outstanding increased while the interest rates on new and existing adjustable rate loans increased very slightly.

     Interest income from investment securities decreased by $85,000 from $293,000 for the quarter ended March 31, 1997 to $208,000 for the quarter ended March 31, 1998. Several securities were called or matured during the quarter ended March 31, 1998 and the average interest earned on investment securities decreased slightly.

     Mortgage-backed securities income decreased $34,000. The decrease was caused by a reduction in the outstanding balance due to a sale of a $2.0 million security in April 1997. Income from other interest-earning assets increased by $18,000 as higher balances were maintained in the FHLB daily-time savings account and in federal funds sold during the quarter ended March 31, 1998.


                                      -8-

          FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
       ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)


     Interest Expense. Interest expense of $1,711,000 for the quarter ended March 31, 1998 increased $69,000, or 4.2%, from $1,642,000 for the quarter ended March 31, 1997. The increase was attributable to an increase in the balance in customer deposits. This increase was offset by a decrease of $82,000 in interest expense on borrowed funds as Federal Home Loan Bank advances were repaid.

     Provision for Loan Losses. Loan loss provisions remained basically constant at $22,000 for the quarter ended March 31, 1998 compared to $20,000 for the quarter ended March 31, 1997. Charge-offs, net of recoveries, on First Home originated loans were $18,000 for the quarter ended March 31, 1998. There were no loan losses, net of recoveries, on First Home originated loans for the quarter ended March 31, 1997.

     Noninterest Income. Noninterest income of $152,000 for the quarter ended March 31, 1998 increased $27,000 from $125,000 for the quarter ended March 31, 1997. Service charges and other fee income increased by $21,000 from $88,000 for the quarter ended March 31, 1997 to $109,000 for the quarter ended March 31, 1998.

     Income from real estate operations increased from $20,000 for the quarter ended March 31, 1997 to $24,000 for the quarter ended March 31, 1998. This $4,000 increase was primarily attributable to full occupancy of the rental properties held by the Savings Bank's service corporation. Insurance commissions increased $8,000. First Bancshares, Inc. formed a wholly-owned subsidiary corporation, South Central Missouri Title, Inc. in October 1997. South Central sells title insurance and performs real estate closings for the general public.

     Noninterest Expense. Noninterest expense increased $228,000, or 31%, from $728,000 for the quarter ended March 31, 1997 to $956,000 for the quarter ended March 31, 1998. Compensation and employee benefits increased $126,000. The increase was primarily attributable to a $68,000 increase to record ESOP expense at fair market value and the remainder to payroll increases which went into effect on January 1, 1998 for existing personnel. Addition of personnel at the Crane and Galena branches effective March 12, 1998 contributed slightly to the increase. Occupancy and equipment increased $13,000. The majority of this increase was for the installation of a new computer system in January 1998.
The previous system had been fully depreciated for several quarters. The purchase of the branches in Crane and Galena, Missouri created a small increase.

     Deposit insurance premiums increased $15,000 as the outstanding balance of customer deposits increased and an overpayment of premiums from the SAIF assessment were used in the March 1997 payment. Advertising and promotional increased $9,000 to promote the purchase of the Crane and Galena branches. Other noninterest expenses increased $65,000, primarily due to $46,000 of nonrecurring expenses for the purchase of the Crane and Galana branches. Postage increased $9,000 and correspondent bank charges increased $4,000 caused by increases in checking account activity.


                                           -9-

           FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (continued)


     Net Interest Margin. Net interest margin increased from 3.57% for the three months ended March 31, 1997 to 3.71% for the three months ended March 31, 1998. Income from earning assets increased by $180,000, or 6%, between the two quarters while interest expense increased by $68,000, or 4%. Net interest income increased by $112,000, or 8%. The average earning asset base increased by $6.3 million, or 4%, which was offset by a $5.7 million, or 4%, increase in the average interest-bearing liability base.

Comparison of the Nine Months ended March 31, 1998 to the Nine
---------------------------------------------------------------
  Months Ended March 31, 1997.
  ----------------------------

     Financial Condition. Total assets for the nine months ended March 31, 1998 increased by $14.0 million. Cash and cash equivalents, federal funds sold, and certificates of deposit purchased increased by $10.6 million. Net loans increased $10.2 million and property and equipment increased $432,000. Investment securities decreased $8.1 million. Intangible assets increased $982,000 in connection with the Crane and Galena branch purchase. Customer deposits increased by $23.0 million. Advances from Federal Home Loan Bank decreased by $11.3 million.

     Nonperforming assets decreased $345,000 during the nine months ended March 31, 1998.

     Net Income. Net income increased to $1,418,000 for the nine months ended March 31, 1998 from $1,005,000 for the nine months ended March 31, 1997. Net interest income after provision for loan losses was $4,195,000 for the nine months ended March 31, 1998 compared to $3,808,000 for the nine months ended March 31, 1997. This $387,000 increase was somewhat offset by a $14,000 decrease in noninterest income. Noninterest expense decreased $223,000. Income tax expense increased $183,000 due to the increase in income before income tax expense.

     Net Interest Income. Net interest income of $4,252,000 for the nine months ended March 31, 1998 increased $394,000 from net interest income of $3,858,000 for the nine months ended March 31, 1997. Total interest income increased by $835,000 while total interest expense increased $441,000.

     Interest Income. Total interest income increased $835,000 from $8,641,000 for the nine months ended March 31, 1997 to $9,476,000 for the nine months ended March 31, 1998. The increase resulted from a $951,000 increase in income from loans receivable from $7,678,000 for the nine months ended March 31, 1997 to $8,629,000 for the nine months ended March 31, 1998. This increase was primarily due to an increase in the average outstanding loan balances during the two periods.

     The increase in income from loans was somewhat offset by a $24,000 decrease in income on investment securities to $720,000 for the nine months ended March 31, 1998 compared to $744,000 for the
nine months ended March 31, 1997.   The decrease reflects a lower
average balance of investment securities offset slightly by higher average interest rates during the nine months ended March 31, 1998. Further, interest income from mortgage-backed securities decreased $109,000 to $37,000 for the nine months ended March 31, 1998. The decrease was the result of a reduction in the outstanding balance due to the sale of a $2.0 million security in April, 1997.

     Interest Expense. Total interest expense was $5,224,000 for the nine months ended March 31, 1998, a $441,000 increase from $4,783,000 for the nine months ended March 31, 1997. An increase in the average balance of customer deposits and an increase in the average interest rates on the deposits caused the greater portion of the increase. A $19,000 increase in interest expense on borrowed funds, attributable to additional Federal Home Loan Bank advances, made up the remainder of the increase in interest expense.

                                      -10-

          FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
       ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)


     Provision for Loan Losses. Provision for loan losses increased by $7,000 from $50,000 for the nine months ended March 31, 1997 to $57,000 for the nine months ended March 31, 1998. The increase was largely attributable to establishment of additional reserves for the loans purchased at the Crane and Galena branches. Actual loan losses, net of recoveries, on First Home originated loans were $27,000 for the nine months ended March 31, 1998 compared to $1,400 for the nine months ended March 31, 1997.

     Noninterest Income. Noninterest income of $540,000 for the nine months ended March 31, 1998 decreased by $14,000 from $554,000 for the nine months ended March 31, 1997. Service charges and other fee income of $329,000 for the nine months ended March 31, 1998 increased $56,000 from $273,000 for the nine months ended March 31, 1997.

     Income from real estate operations increased $13,000 from $66,000 for the nine months ended March 31, 1997 to $79,000 for the nine months ended March 31, 1998. The increase was attributable to higher occupancy rates at the commercial rental properties. Gains from sales of investments for the nine months ended March 31, 1998 included the sale of Lawson and Lawson Insurance Agency which resulted in a $51,000 pre-tax gain, the sale of common stock at a pre-tax gain of $43,000 netted with an $20,000 additional write-down of an auto loan pool security. Nonrecurring gains from sales of securities by the holding company were $188,000 for the nine months ended March 31, 1997.

     Noninterest Expense. Noninterest expense decreased by $223,000 to $2,588,000 for the nine months ended March 31, 1998 from $2,811,000 for the nine months ended March 31, 1997. The decrease was caused by a reduction in deposit insurance premiums of $709,000 ($640,000 in a one-time SAIF assessment and $69,000 in reduced regular premiums). This reduction was offset by increases in compensation and employee benefits of $306,000, or 23%. The increase was attributable to an additional $159,000 for the recording of ESOP shares committed to be released at current fair market value. Other increases in compensation and employee expense were $103,000 of normal salary increases, $17,000 for employee bonuses, $21,000 for temporary employees to assist in the computer conversion and the remainder in related payroll taxes.

     Occupancy and equipment increased $50,000. The increase was comprised of an increase in repair and maintenance expense, additional depreciation for the Gainesville building and Theodosia branch and additional depreciation for the new computer system. Upfront advertising costs for the Crane and Galena branches and continuing increases in gifts to customers for opening new checking accounts increased advertising expense by $18,000. Other noninterest expenses increased by $110,000 attributable to the purchase of Crane and Galena branches, increased postage expense and increased correspondent bank charges.


                                      -11-

             FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

     Net Interest Margin. Net interest margin of 3.62% for the nine months ended March 31, 1998 increased .09% from 3.53% for the nine months ended March 31, 1997. The increase in income from earning assets of $838,000 was partially offset by the increase in interest expense of $442,000. The average earning assets base increased by $10.6 million, or 7%, which was partially offset by a $10.6 million, or 8%, increase in average interest-bearing liabilities.


Liquidity and Capital Resources
-------------------------------

     First Home's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities, net operating income and FHLB advances. While maturities and scheduled amortization of loans and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from a $5 million Federal Home Loan Bank line of credit can be drawn as an alternative source of funds. During the periods presented, First Home used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals. At March 31, 1998, First Home had approved loan commitments totaling $2.6 million and undisbursed loans in process of $2.0 million.

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

     Normal daily operating expenses are expected to increase somewhat as the Crane and Galena branches are assimilated into our system. Those expenses are, however, expected to be more than offset by additional revenues generated from those two branches. Noninterest expense as a percentage of average assets at approximately 2% is expected to remain basically constant. Interest expense on customer deposits is expected to increase slightly over the near future as the deposit base gradually increases. Rates on existing interest bearing transaction accounts and maturing certificates of deposits are expected to remain basically stable. Interest expense on borrowed funds is expected to gradually decrease as FHLB advances are repaid with liquid funds obtained in conjunction with the Crane and Galena branch acquisition.

     Interest income is expected to gradually increase over the near future as new loans are funded. Interest rates on existing adjustable-rate loans are expected to remain basically constant to gradually decreasing. Securities and maturing investments are expected to be reinvested at relatively constant interest rates. Noninterest income is expected to increase slightly as service charges and other fee income from demand deposit accounts increases. Customer deposits are expected to marginally exceed withdrawals.

                                   -12-

              FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (continued)

     At March 31, 1998, certificates of deposit amounted to $89.6 million, or 64% of First Home's total deposits, including $54.2 million of fixed rate certificates scheduled to mature within twelve months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and the Federal Home Loan Bank line of credit and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

     The Office of Thrift Supervision requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowings. First Home's liquidity ratio was 12.49% at March 31, 1998. First Home consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

     The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at March 31, 1998.

                                               Percent of Adjusted
                                    Amount        Total Assets
                                    ------     ------------------
                                            (Unaudited)
                                      (Dollars in thousands)
Tangible capital                    $18,203          10.4%
Tangible capital requirement          2,624           1.5
                                    -------          -----
Excess                              $15,579           8.9%
                                    =======         ======

Core capital                        $18,203          10.4%
Core capital requirement              6,999           4.0
                                    -------         ------
Excess                              $11,204           6.4%
                                    =======          =====

Risk-based capital                  $18,401          15.9%
Risk-based capital requirement        9,284           8.0
                                    -------         -----
Excess                              $ 9,117           7.9%
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


                                          First Bancshares, Inc.



Date:  May  14, 1998                      By: /s/ Stephen H. Romines
      -------------------------              -------------------------
                                             Stephen H. Romines
                                               Chairman, President
                                                  CEO


                                          By: /s/ Susan J. Uchtman
                                             ----------------------
                                             Susan J. Uchtman
                                             CFO


20