Form 10KSB
period 1998-06-30
FIRST BANCSHARES INC /MO/
filed 1998-09-28
CIK 912967

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                        ----------------------------

                              FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1998  OR

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
                       (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  x  NO
                          ---    ----
    Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. / X /
               ---
    The registrant's revenues for the fiscal year ended June 30, 1998 were $13,286,000.

    As of September 25, 1998, there were outstanding 2,163,678 shares of the Registrant's Common Stock. The Registrant's voting stock is traded over-the-counter and is listed on the Nasdaq Stock Market ("Nasdaq/NMS") under the symbol "FBSI." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq/NMS on September 25, 1998, was $20,417,352. For purposes of this calculation, officers and directors of the Registrant, the Employee Stock Ownership Plan and the Management Recognition Plan are considered affiliates of the Registrant.

               DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of Annual Report to Stockholders for the Fiscal Year
      Ended June 30, 1998. (Parts I and II)

2.  Portions of Proxy Statement for the 1998 Annual Meeting of
      Stockholders. (Part III)

Transitional Small Business Disclosure Format (check one)
                       Yes     No  X
                          ----   -----


                               PART I

Item 1.  Business

General

     First Bancshares, Inc. ("First Bancshares" or the "Company"), a Missouri corporation, was incorporated on September 30, 1993 for the purpose of becoming the holding company for First Home Savings
Bank ("First Home" or the "Savings Bank") upon the Savings Bank's conversion from a state-chartered mutual to a state-chartered stock savings and loan association ("Conversion"). The Conversion was completed on December 22, 1993. At June 30, 1998, the Company had consolidated total assets of $172.2 million, total customer deposits of $141.1 million and stockholders' equity of $24.4 million. First Bancshares has not engaged in any significant activity other than holding the stock of First Home. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Savings Bank.

     The Savings Bank is a Missouri-chartered, federally insured stock savings and loan association organized in 1911. The Savings Bank conducts its business from its home office in Mountain Grove and seven full service branch facilities in Marshfield, Ava, Gainesville, Sparta, Theodosia, Crane and Galena, Missouri. The deposits of the Savings Bank are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").


     The Savings Bank provides its customers with a full array of community banking services. The Savings Bank is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with other funding sources, to invest in one- to four-family residential mortgage loans and, to a lesser extent, multi-family residential, consumer, and commercial mortgage loans, including home equity loans, for its loan portfolio, as well as for mortgage-backed and U.S. Government and agency securities and other assets. At June 30, 1998, the Savings Bank's net loans were $146.4 million, or 85.0% of consolidated total assets, including $112.4 million, or 74.74% of total loans secured by one- to four-family properties, $25.3 million, or 16.82% of total loans secured by other real estate and $10.4 million of consumer loans, or 6.89% of total loans. As discussed in following areas, ARM loans account for approximately 87% of the total loan portfolio.


     In March 1998, the Savings Bank purchased two bank branch offices from NationsBank. The branches are located in Crane and Galena, Missouri. As part of the agreement, the Savings Bank assumed customer deposits of $17.4 million and other liabilities of $60,000 in exchange for loans of $4.8 million, premises and equipment of $300,000, cash of $11.3 million and other assets of $70,000. The Savings Bank paid a premium of $1.0 million for the loans purchased and the customer deposits assumed. The acquisition was recorded using the purchase method of accounting.
The premium paid for the branches is being amortized on a straight-line basis over fifteen years.

Market Area

     The Savings Bank is headquartered in the town of Mountain Grove, in Wright County, Missouri. Wright County has a population of approximately 17,000 and its economy is highly diversified, with an emphasis on the beef and dairy industry. The Savings Bank's market area is predominantly rural in nature and its deposit taking and lending activities primarily encompass Wright, Webster, Douglas, Christian, Ozark, and Stone counties. Companies in the area include Hutchens Steel, Paramont Cap, Arlee Home Fashions, Copeland Corporation, and Rawlings. The Savings Bank also transacts a significant amount of business in Texas and Greene counties, Missouri. The area, especially Ozark County due to its proximity to the Norfolk and Bull Shoals lakes, has experienced a rather slow but steady growth from retirees. Economic conditions in the Savings Bank's market area have been stable.

                                 1
Selected Consolidated Financial Information

     This information is incorporated by reference to pages 4 and 5 of the 1998 Annual Report to Stockholders ("Annual Report") attached hereto as Exhibit 13.

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

                                  2


                                                                       Years Ended June 30,
                                     -----------------------------------------------------------------------------------------
                                                 1998                            1997                           1996
                                     ---------------------------   ---------------------------   -----------------------------
                                                Interest                       Interest                      Interest
                                     Average      and      Yield/   Average       and    Yield/   Average     and       Yield/
                                     Balance(2) Dividends   Cost    Balance(2) Dividends  Cost    Balance(2) Dividends   Cost
                                     ---------  ---------  ------   ---------  ---------  ----    ---------  --------   ------
                                                                      (Dollars in thousands)
Interest-earning assets:
 Loans(1)............................ $142,405  $11,626    8.16%    $126,587  $10,420    8.23%    $111,335  $ 8,946    8.03%
 Mortgage-backed securities..........      751       51    6.79        2,374      161    6.76        3,035      201    6.62
 Investment securities...............   11,872      873    7.35       16,834    1,029    6.11       13,275      803    6.05
 Daily interest-bearing deposits.....    5,898      213    3.61        1,723       85    4.93        3,223      163    5.06
 Federal funds sold                        172        8    4.65           -        -       -             3        -      -
                                      --------   ------             --------  -------            ---------  -------
    Total interest-earning assets....  161,098   12,771    7.93      147,518   11,695    7.93      130,871   10,113    7.73
Non-interest earning assets:
 Office properties and equipment, net    3,016                         2,349                         2,003
 Real estate, net....................      939                         1,159                           876
 Other non-interest-earning assets...    5,230                         3,511                         2,614
                                     ---------                      --------                      --------
   Total assets...................... $170,283                      	$154,537                      $136,364
                                      ========                      ========                      ========

Interest-bearing liabilities:
 Passbook accounts................... $  6,435      195    3.03     $  5,621      170    3.02     $  5,182      164    3.17
 NOW and Super Saver accounts........   34,462    1,003    2.91       28,140      881    3.13       26,353      858    3.25
 Certificates of deposit.............   84,219	    4,810    5.71       75,223    4,326    5.75       68,475    4,021    5.87
                                      --------    -----             --------   ------              -------    -----
   Total deposits....................  125,116    6,008    4.80      108,984    5,377    4.93      100,010    5,043    5.04

 Other interest-bearing liabilities..   16,398      997    6.08       19,011    1,116    5.87       10,404	      618    5.94
                                      --------   ------             --------   ------              -------    -----

   Total interest-bearing liabilities  141,514    7,005    4.95      127,995    6,493    5.07      110,414    5,661    5.13

Non-interest-bearing liabilities:
 Other liabilities...................    5,211                         3,902                     	    2,362
                                     ---------                      --------                      --------
   Total liabilities.................  146,725                       131,897                       112,776


Stockholders' equity.................   23,558                        22,640                        23,588
                                     ---------                      --------                      --------
   Total liabilities and
     stockholders' equity.............$170,283                      $154,537                     $136,364
                                      ========                      =========                    ========
Net interest income...................           $5,766                         $5,202                       $4,452
                                                 ======                         ======                       ======

Interest rate spread..................                     2.98%                          2.86%                        2.60%

Net interest margin...................                     3.58%                          3.53%                        3.40%

Ratio of average interest-earning
 assets to average interest-
 bearing liabilities..................   114%                           115%                        119%
__________________
(1)  Average balances include nonaccrual loans and loans 90 days or more past due. The corresponding interest up to the date of nonaccrual status has been included in the "Interest and Dividends" column.
(2)  Average balances for a period have been calculated using the average monthly balances for the respective year.

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


                                                    At June 30,       Years Ended June 30,
                                                        1998         1998     1997     1996
                                                    ----------       -----    -----    -----

Weighted average yield on loan portfolio..............  8.22%        8.16%    8.23%    8.03%
Weighted average yield on mortgage-backed
  securities..........................................  6.97         6.79     6.76     6.62
Weighted average yield on investment securities.......  6.03         7.35     6.11     6.05
Weighted average yield on interest-bearing deposits...  6.05         3.61     4.93     5.06
Weighted average yield on federal funds sold..........   --          4.65      --       --
Weighted average yield on all interest-
  earning assets......................................  8.09         7.93     7.93     7.73
Weighted average rate paid on total deposits..........  4.55         4.80     4.93     5.04
Weighted average rate paid on FHLB advance............  5.89         6.08     5.87     5.94
Weighted average rate paid on all interest
 -bearing liabilities.................................  4.60         4.95     5.07     5.13
Interest rate spread (spread between weighted
 average rate on all interest-earning assets
 and all interest-bearing liabilities)................  3.49         2.98     2.86     2.60
Net interest margin (net interest income
  (expense) as a percentage of average
  interest-earning assets)............................   N/A         3.58     3.53     3.40

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

                                      Years Ended June 30,                 Years Ended June 30,
                                       1998 Compared to 1997               1997 Compared to 1996
                                         Increase (Decrease)                 Increase (Decrease)
                                                 Due to                             Due to
                                   ----------------------------------    -------------------------------
                                                       Rate/                               Rate/
                                    Volume     Rate    Volume   Net       Volume   Rate    Volume    Net
                                    -------   ------   ------  -----      -------  ----   --------  -----
                                                              (In thousands)
Interest-earning assets:
 Loans(1)..........................   $1,303   $ (87)   $(10)  $1,206     $1,225   $ 223    $ 26   $1,474
 Mortgage-backed securities........     (110)      1      (1)    (110)       (44)      4      --      (40)
 Investment securities.............     (303)    209     (62)    (156)       215       8       3      226
 Daily interest-bearing deposits...      206     (23)    (55)     128        (76)     (4)      2      (78)
 Federal funds sold................       --	      --       8        8         --      --      --       --
                                    ---------  ------   -----  -------    -------   -----   -----  -------
Total net change in income on
 interest-earning assets...........    1,096     100    (120)   1,076      1,320     231      31    1,582
                                     -------   ------   -----  -------    -------   ------  -----  -------

Interest-bearing liabilities:
 Interest-bearing deposits.........      794    (142)    (21)     631        452    (110)     (8)    334
 FHLB advances.....................     (153)     40      (6)    (119)       511      (7)     (6)     498
                                      -------   -----    ----    -----     ------   -----    -----   -----

Total net change in expense on
 interest- bearing liabilities.....      641    (102)    (27)     512        963    (117)    (14)    832
                                      ------  ------   -----   ------     ------  ------  ------  ------
Net change in net interest income..   $  455  $  202   $ (93)  $  564     $  357  $  348  $   45  $  750
                                      ======  ======  ======   ======     ======  ======  ======  ======

(1)  Includes interest on loans 90 days or more past due.
                                                   5




Interest Rate Sensitivity of Net Portfolio Value

The table below measures interest rate risk by estimating the change in market value of the Savings Bank's assets, liabilities, and off-balance sheet contracts in response to an instantaneous change in the general level of interest rates. The procedure for measuring interest rate risk was developed by the Office of Thrift Supervision ("OTS") to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period) used previously by the OTS. The model first estimates the level of the Savings Bank's market value of portfolio equity ("MVPE") (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Savings Bank's MVPE under different interest rate scenarios. The change in MVPE under the different interest rate scenarios provides a measure of the Savings Bank's exposure to interest rate risk. The data presented below is as of June 30, 1998.

                        -400      -300     -200      -100                 +100     +200      +300      +400
                        Basis     Basis    Basis     Basis       No      Basis     Basis     Basis     Basis
                        Points    Points   Points    Points     Change   Points    Points    Points    Points
                       -------   -------  -------   --------  -------   -------  --------  --------  --------
                                                          (In thousands)
ASSETS
Mortgage loans and
 securities.............  $141,425   $139,608   $138,104   $137,132   $136,347   $135,310   $133,653   $131,203   $128,307
Non-mortgage loans......    13,156     13,104     13,053     13,003     12,954     12,906     12,860     12,814     12,769
Cash, deposits and
 securities.............    17,209     17,158     17,107     17,056     17,006     16,956     16,906     16,856     16,807
Premises and
 equipment..............     3,721      3,721      3,721      3,721      3,721      3,721      3,721      3,721      3,721
Other assets........... 	    1,217      1,476      1,729      2,619      3,692      4,922      6,081      7,172      8,206
                          ---------  ---------  --------  ---------  ---------   --------   --------   ---------  --------
TOTAL...................  $176,728   $175,067   $173,714   $173,531   $173,720   $173,815   $173,221   $171,766   $169,810
                          =========  =========  =========  ========   ========   ========   ========   =========  =========

LIABILITIES
Deposits................  $145,429   $144,811   $144,204   $143,612   $143,034   $142,466   $141,910   $141,364   $140,831
Borrowings..............     6,754      6,665      6,578      6,493      6,411      6,330      6,251      6,173      6,098
Other liabilities.......       664        664        663        663        663        662        662        662        662
                          --------   --------   --------   --------   --------   --------   --------   --------   --------
TOTAL...................  $152,847   $152,140   $151,445   $150,768   $150,108   $149,458   $148,823   $148,199   $147,591
                          ========   ========   ========   ========   ========   ========   ========   ========   ========


MARKET VALUE OF
 PORTFOLIO EQUITY.........$ 23,881   $ 22,927   $ 22,269   $ 22,763   $ 23,612   $ 24,357   $ 24,398   $ 23,567   $ 22,219
                          ========   ========   ========   ========   ========   ========   ========   ========   ========

                                                            6



Lending Activities

     General. The principal lending activity of the Savings Bank is the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing single-family owner occupied homes within its primary market area. In an attempt to diversify its lending portfolio, however, the Savings Bank also originates nonresidential real estate loans, consumer loans, mobile home loans, home improvement loans, commercial loans, business loans, student loans, and loans secured by savings accounts. In addition to loans within the Savings Bank's primary market area, the Savings Bank also has originated 19 single-family loans, one condominium loan and two land loans in Kansas, Texas, Tennessee, Arkansas, California and Colorado. The aggregate balance of these 22 loans at June 30, 1998 was $1.9 million and all were performing according to their terms at that date.

     At June 30, 1998, the Savings Bank's net loans receivable totaled approximately $146.4 million representing approximately 85.02% of consolidated total assets. Since 1973, the Savings Bank has primarily originated ARM loan products. At June 30, 1998, ARM loans accounted for $131.6 million or 87.47% of the total loan portfolio. The Savings Bank focuses on serving the needs of its local community and strongly believes in a lending philosophy that stresses individual customer service and flexibility in meeting the needs of its customers.

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

                                                                           At June 30,
                              -----------------------------------------------------------------------------------------------------
                                     1998                 1997                 1996                 1995                 1994
                               -----------------    -----------------    -----------------    -----------------   -----------------
                                Amount   Percent     Amount   Percent     Amount   Percent     Amount   Percent    Amount   Percent
                              ---------  -------    --------  -------    --------  -------    --------  -------    --------  -------
                                                                     (Dollars in thousands)
Type of Loan:
------------

 Residential.................  $112,404   74.74%    $105,700   76.82%    $ 95,534   77.44%    $ 82,891   79.12%   $ 70,320   80.17%
 Commercial..................    11,615    7.72       10,876    7.90        9,159    7.42        7,074    6.75       5,497    6.27
 Land........................     8,727    5.80        6,828    4.97        5,781    4.69        4,272    4.08       3,464    3.95
 Second mortgage loans.......     4,910    3.27        4,278    3.11        3,727    3.02        2,731    2.60       1,812    2.07
                               --------   -----     --------   -----     --------  ------    ---------   ------   --------   -----
   Total mortgage loans......   137,656   91.53      127,682   92.80      114,201   92.57       96,968   92.55      81,093   92.46
                               --------   -----     --------   -----     --------  ------    ---------   -----    --------   -----

Other Loans:
 Automobile loans............     5,724    3.81        4,334    3.15        4,184    3.39        3,084    2.95       2,685    3.06
 Savings account loans.......     1,662    1.10        1,301    0.94        1,282    1.04        1,145    1.09         941    1.08
 Mobile home loans...........     1,135    0.75          743    0.54          745    0.60          622    0.59         583    0.66
 Other consumer..............     1,847    1.23        1,373    1.00          916    0.75          811    0.78         947    1.08
 Commercial business.........     2,372    1.58        2,162    1.57        2,035    1.65        2,142    2.04       1,460    1.66
                               --------   -----     --------  ------      -------  ------     --------  ------    --------  ------
   Total other loans.........    12,740    8.47        9,913    7.20        9,162    7.43        7,804    7.45       6,616    7.54
                               --------   -----     --------  ------      -------  ------     --------  -------   --------  ------

   Total loans...............   150,396  100.00%     137,595  100.00%     123,363  100.00%     104,772  100.00%     87,709  100.00%
                               --------  =======    --------  =======     -------  =======     -------  =======   --------  ======

Add:

 Unamortized deferred loan costs,
  net of origination fees....       167                  107                   70                   46                 21

Less:

 Undisbursed loans in process     3,629                3,117                 4,133               2,945             1,474
 Unamortized loan origination fees,
  net of direct costs........       --                   --                    --                   --               --
 Allowance for possible loan
   losses....................       528                  481                   520                 442               479
                               --------             --------               -------             -------           -------

Total loans receivable, net..  $146,406             $134,104              $118,780            $101,431           $85,777
                               ========             ========              ========             =======           =======

                                                                              8





                                                                     At June 30,
                             ------------------------------------------------------------------------------------------------
                                   1998               1997                 1996                 1995               1994
                             ----------------    ----------------     ----------------     ----------------   ----------------
                              Amount  Percent     Amount  Percent      Amount  Percent      Amount  Percent     Amount  Percent
                             -------  -------    -------  -------     -------  -------     -------  -------   --------  -------
                                                                 (Dollars in thousands)


Type of Security:
Residential real estate
  Second mortgage loans......  $  3,884   2.58%     $  3,805   2.77%     $  3,356   2.72%     $  2,355   2.25%    $  1,812   2.07%
  One-to-four family.........   112,404  74.74       105,700  76.82        95,534  77.44        82,891  79.12       70,320  80.17
  Multi-family...............     1,085   0.72         1,119   0.81         1,190   0.97         1,391   1.33        1,267   1.45
Commercial or industrial real
    estate...................    11,422   7.60        10,123   7.36         8,283   6.71         5,977   5.70        4,230   4.82
Land.........................     8,861   5.89         6,935   5.04         5,838   4.73         4,354   4.15        3,464   3.95
Commercial or industrial assets   2,372   1.58         2,162   1.57         2,035   1.65         2,142   2.04        1,460   1.66
Automobile...................     5,724   3.81         4,334   3.15         4,184   3.39         3,084   2.95        2,685   3.06
Savings accounts.............     1,662   1.10         1,301   0.94         1,282   1.04         1,145   1.09          941   1.08
Mobile homes.................     1,135   0.75           743   0.54           745   0.60           622   0.59          583   0.66
Other........................     1,847   1.23         1,373   1.00           916   0.75           811   0.78          947   1.08
                               --------  -----       -------  -----        ------  -----        ------  -----      -------  -----

   Total.....................   150,396 100.00%      137,595 100.00%      123,363 100.00%      104,772 100.00%      87,709 100.00%
                                        =======              =======              =======              =======             =======

Add:

 Unamortized deferred loan costs,
 net of origination fees.....       167                  107                   70                   46                  21

Less:
 Undisbursed loans in process     1,514                1,185                1,535                  841                  20
 Due to borrowers on construction
   loans.....................     2,115                1,932                2,598                2,104               1,454
 Allowance for possible loan losses 528                  481                  520                  442                 479
                               --------             --------             --------              -------             --------

 Total loans receivable, net.  $146,406             $134,104             $118,780             $101,431             $85,777
                               ========             ========             ========              =======              =======

                                                            9


     One- to Four-Family Residential Loans. The primary lending activity of the Savings Bank has been the origination of mortgage loans to enable borrowers to purchase existing homes, to construct new single-family homes or refinance existing debt on their homes. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses at a minimum. At June 30, 1998, approximately $112.4 million, or 74.74% of the Savings Bank's gross loan portfolio, consisted of loans secured by one- to four-family residential real estate.

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

     The Savings Bank's lending policies generally limit the maximum loan-to-value ratio on adjustable rate residential mortgage loans to 85% of the lesser of the appraised value or purchase price of the underlying residential property. The Savings Bank requires title insurance or an abstract extension and attorney's opinion, fire and casualty coverage and a flood zone determination on all mortgage loans originated or purchased. All of the Savings Bank's real estate loans contain "due on sale" clauses. The Savings Bank personnel prepare all property evaluations at no expense to the borrower unless the property is outside its normal lending territory, in which event, independent appraisers are utilized. At June 30, 1998, the maximum loan-to-value ratio on loans to local borrowers was generally 85%.

     At June 30, 1998, the Savings Bank had $5.9 million in interim construction loans in its portfolio with maximum loan to value ratios of 80% to 85%. Most of these loans are residential construction loans for single- or multi-family dwelling units. All of these loans automatically convert into permanent residential real estate loans.

     Multi-Family Residential Loans. At June 30, 1998, approximately $1.1 million, or .72% of the Savings Bank's gross loan portfolio consisted of nine loans secured by multi-family residential real estate. Multi-family real estate loans are generally originated at 80% of the appraised value of the property or selling price, whichever is less, and carry adjustable rate mortgages with the principal amortized over 10 to 30 years. Loans secured by multi-family real estate are generally larger and involve a greater degree of risk than one- to four- family residential loans. In addition, multi-family real estate loans carry risks similar to those associated with commercial real estate lending.
See " -- Consumer and Commercial Business Loans."

     At June 30, 1998, the Savings Bank's largest multi-family residential loan was a $226,000 loan secured by five separate properties with a total of 12 rental units in Harrison, Arkansas and a 400 acre farm in Douglas County, Missouri. At June 30, 1998,

                                       10

the Savings Bank had two multi-family residential loans that the Savings Bank originated that were delinquent 60 days or more. See "-- Non-Performing Assets and Delinquencies."

     Land and Commercial Real Estate Loans. The Savings Bank had land and commercial real estate loans outstanding of $20.3 million at June 30, 1998. The commercial real estate loans originated by the Savings Bank are primarily secured by commercial buildings. Land loans on property located primarily in the Savings Bank's primary market area amounted to $8.9 million or 5.89% of the total loan portfolio at June 30, 1998. The Savings Bank's land loans generally are secured by farm land and involve the risks associated with general agricultural conditions.

     The Savings Bank does not actively solicit or originate commercial real estate loans. At June 30, 1998, the Savings Bank's largest commercial real estate loan was a $521,000 loan secured by an automobile dealership building located in its market area which was performing according to its terms. Of primary concern in commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the property. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to supply and demand in the market in the type of property securing the loan and therefore, may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, the borrowers' ability to repay the loan may be impaired.

     Consumer and Commercial Business Loans. The Savings Bank's consumer loans consist of car loans, appliance dealer loans, mobile home loans, savings account loans, and various other consumer loans. At June 30, 1998, the Savings Bank's consumer loans totaled approximately $10.4 million, or 6.89% of the Savings Bank's total loans. Subject to market conditions, management expects to continue to market and originate consumer loans as part of its strategy to provide a wide range of personal financial services to its depository customer base and as a means to enhance the interest rate sensitivity of the Savings Bank's interest-earning assets and its interest rate spread.

     In May 1994, the Savings Bank purchased a pool of car loans totaling $250,000 through a private placement. Principal and interest payments are made on the loans monthly and paid to the Savings Bank. At June 30, 1998, the balance of these loans, after write-offs of $25,000, totaled $24,000. Based on information from the loan servicer concerning delinquencies, repossessions and individual balances written-off, the Savings Bank has established a reserve of $24,000 at June 30, 1998 for the remaining loans.

     The Savings Bank also purchases consumer loans from two local appliance dealers. Such loans are made by the appliance dealers to the dealer's customers. At June 30, 1998, such loans amounted to $158,000. Reserves for losses maintained by the dealers at June 30, 1998 totaled $10,000. These loans are originated by the dealers and are assigned, with recourse, to the Savings Bank. Payments are made directly to the dealers by the borrower and any losses are borne by the dealer rather than the Savings Bank. The Savings Bank obtains and reviews regularly updated financial statements of the appliance dealers and monitors the individual loans purchased.

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

                                       11

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, mobile homes, boats and recreational vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.
The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Savings Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. Historically, the Savings Bank has had a low level of delinquencies on its consumer loans. See
"-- Non-Performing Assets and Delinquencies." At June 30, 1998, only $255,000 of the Savings Bank's consumer loan portfolio was 90 days or more past due.

     Other loans consist of commercial loans with no real estate as security, business equipment loans, farm equipment loans and cattle loans. As of June 30, 1998, 1997 and 1996, these loans totaled $2.4 million, $2.2 million and $2.0 million, respectively. Not only did the dollar amount of other loans remain stable, the ratio of other loans as a percent of total loans likewise remained relatively constant during the three years ended June 30, 1998 at 1.58%, 1.57% and 1.65%, respectively. These ratios are an indication that the Savings Bank does not particularly emphasize loans of this type, but may make such loans for well qualified customers. There have been no losses from the "other loans" category in the past three fiscal years.

     Second Mortgage Loans. The Savings Bank offers adjustable rate second mortgage loans that are usually made on the security of the borrower's residence. Loans normally do not exceed 80% to 85% of the appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 20 to 25 years requiring monthly payments of principal and interest. At June 30, 1998, second mortgage loans amounted to $4.9 million, or 3.27% of total loans of the Savings Bank.

                                       12


Loan Maturity and Repricing

     The following table sets forth certain information at June 30, 1998 regarding the dollar amount of loans maturing in the Savings Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less. Mortgage loans which have adjustable rates are shown as maturing at their next repricing date. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                            After One Year   After 3 Years    After 5 Years
                          Within One Year  Through 3 Years  Through 5 Years  Through 10 Years  Beyond 10 Years     Total
                          ---------------  ---------------  ---------------  ----------------  ---------------   ---------
                                                     (Dollars in thousands)
Real estate mortgage.........  $115,073        $   85           $   15            $   301          $   814       $116,288
Commercial real estate.......    12,110           372               --                 --               25         12,507
Land.........................     8,829            32               --                 --               --          8,861
Mobile home..................     1,015            42               12                 31               35          1,135
Automobile...................     5,252           398               57                 17               --          5,724
Savings account loans........     1,571            38               53                 --               --          1,662
Other consumer...............     1,488           354                5                 --               --          1,847
Commercial business..........     2,170           149               44                 --                9          2,372
                               --------         -----            ------            -------         -------      ---------
     Total loans.............  $147,508       $ 1,470            $  186           $   349          $   883       $150,396
                               ========       =======            ======           ========         ========      ========


     The following table sets forth the dollar amount of all loans due one year after June 30, 1998, all of which have fixed interest rates.

                                   Fixed
                                   Rates
                                  -------
                               (In thousands)
Real estate mortgage.........     $1,215
Commercial real estate.......        397
Land.........................         32
Mobile home..................        120
Automobile...................        472
Savings account loans........         91
Other consumer...............        359
Commercial business..........        202
                                  ------
     Total                        $2,888
                                  ======

                                                                         13

     The following table sets forth scheduled contractual amortization of loans and mortgage-backed securities at June 30, 1998 and the dollar amount of such loans and mortgage-backed securities at the date which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                           At June 30, 1998
                              -----------------------------------------------------
                                                     Commercial           Mortgage-
                              Mortgage    Consumer    Business     Total    Backed
                               Loans       Loans       Loans       Loans  Securities
                              --------    --------   ----------   ------  ----------
                                                  (In thousands)

Amounts due:
 Within one year...........  $  5,080     $3,443      $1,543      $ 10,066    $ --
 After one year
  through three years......     1,806      3,354         394         5,554      --
 After three years
  through five years.......     2,375      2,297         175         4,847      --
 After five years..........   128,395      1,274         260       129,929     703
                             --------     ------      ------      --------   -----
     Total.................  	$137,656    $10,368      $2,372      $150,396   $703
                             ========     ======      ======      ========    ====

Interest rate terms
 on amounts due after
 one year:
   Fixed...................  $  1,644     $1,042      $  202      $  2,888    $152
   Adjustable..............   130,932      5,883         627       137,442     551
                             -------     ------      ------       --------    ----
      Total................  $132,576     $6,925      $  829      $140,330    $703
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

     The Savings Bank has occasionally purchased loans from other financial institutions or three local appliance dealers, as discussed above. See "-- Consumer and Commercial Business Loans." The Savings Bank did not purchase any whole mortgage loans during 1998 other than in connection with the Crane and Galena purchase.

                                    14

The following table shows total mortgage loans originated, purchased, sold and repaid during the periods indicated.

                                                                 Years Ended June 30,
                                                      --------------------------------------
                                                        1998            1997           1996
                                                      --------        --------       -------
                                                             (In thousands)
Total mortgage loans at beginning of period........  	$127,682       $114,201       $ 96,968
Loans originated:                                     --------       --------       --------
 One-to-four family residential.....................    34,141         33,414         32,452
 Multi-family residential and commercial real estate     3,977          4,539          4,254
 Land...............................................     3,769          2,622          3,528
                                                      --------       --------       --------
   Total loans originated...........................    41,887         40,575         40,234

Loans purchased:
 One-to-four family residential.....................     2,115             --            358
 Multi-family residential and commercial real estate       590             --             --
 Land                                                       71             --             --
 Participation loans................................        --             --             --
                                                       -------         ------        -------
   Total loans purchased............................     2,776             --            358

Loans sold..........................................        --             --             --

Mortgage loan principal repayments..................    34,643          26,870        23,359
                                                      --------        --------      --------

Other-loans charged off or
 transferred to other real estate(1)................        46             224           --
                                                      --------         --------     -------
   Total other activity.............................        46             224           --
                                                      --------         --------     -------

Total gross mortgage loans at end of period.........  $137,656        $127,682     $114,201
                                                      ========        ========      =======

Total mortgage-backed certificates at beginning of
 period.............................................  $    828        $  2,831      $ 3,134
Mortgage-backed purchased...........................        --              --           --
Mortgage-backed sold................................        --          (2,000)          --
Principal repayments................................      (123)           (128)        (265)
Amortization of premiums............................        --              --           (3)
Adjustment to market value..........................        (2)            125          (35)
                                                      --------        --------      -------
Total mortgage-backed at end of period..............  $    703        $    828      $ 2,831
                                                      ========        ========      ========

-------------
(1) Loans transferred to other real estate amounted to $41,000, $114,000 and $0 in 1998, 1997 and 1996, respectively. Mortgage loans charged off amounted to $5,000, $110,000 and $0 in 1998, 1997 and 1996, respectively.

                                       15

     Loan Commitments. The Savings Bank issues commitments for adjustable rate one- to four-family residential mortgage loans that are honored for up to a maximum of 30 days from approval. If the commitment expires, it is generally renewed upon request without penalty or expense to the borrower at the current market rate.
The Savings Bank had outstanding net loan commitments of approximately $1.1 million at June 30, 1998. See Note 15 of the Notes to the Consolidated Financial Statements.

     Loan Origination and Other Fees. The Savings Bank does not charge points on ARM mortgage loans. Instead, it quotes an interest rate, or base rate, with no points and gives the borrower the option, if desired, to pay a 1% fee, but obtain the loan at 1% below the Savings Bank's base rate at the time the loan is issued. Subsequent increases or decreases in the loan's interest rate are based upon the reduced rate rather than the base rate. Construction borrowers can pay a 2% fee and receive a 2% reduction in the initial rate. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. While the Savings Bank has sold no loans, if any were sold the net deferred fees associated with loans that are sold would be recognized as income at the time of sale. The Savings Bank had $167,000 net deferred loan costs at June 30, 1998.

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

     The table below sets forth the amounts and categories of non-performing assets in the Savings Bank's loan portfolio at the dates indicated. Loans are placed on non-accrual status only when the Savings Bank determines there is little, if any, likelihood they will be repaid. The loans are fully reserved at that time, through appropriate loss reserves and are kept on the books as long as some principal is being repaid. The Savings Bank has no reserves for uncollected interest and does not accrue interest on the non-accrual loans. The Savings Bank would have recorded interest income of $4,300, $4,300 and $4,300 on non-accrual loans during the years ended June 30, 1998, 1997 and 1996, respectively, if such loans had been performing during such periods. The Savings Bank did not recognize interest income on loans after being placed on a non-accrual basis during the years ended June 30, 1998, 1997 and 1996.

     While accruing loans contractually past due 90 days or more have increased significantly over the past year, management is not unduly concerned. The vast majority of the loans are well secured, and the borrowers are making payments and working with Bank personnel to bring their loans current. Since June 30, 1998, residential loans totaling $421,000 and $90,000 of commercial business loans have been brought current.

                                       16

     The following table sets forth information with respect to the Savings Bank's non-performing assets at the dates indicated. At the dates shown, the Savings Bank had no restructured loans within the meaning of SFAS 15.

                                                    At June 30,
                                     ------------------------------------------
                                      1998     1997     1996     1995     1994
                                     ------   ------   ------   ------   ------
                                               (Dollars in thousands)
Loans accounted for on
 a nonaccrual basis:
  Real estate:
   Residential....................  $   --    $   --   $   --   $   --   $ --
   Commercial.....................      --        --       --       --     --
  Commercial business.............      48        48      121       40     40
  Consumer........................       9         9        9       11     12
                                    ------    ------   ------   ------   ----
      Total.......................  $   57    $   57   $  130   $   51   $ 52
                                    ======    ======   ======   ======   ====

Accruing loans which are contractually
 past due 90 days or more:
  Real estate:
   Residential....................  $1,321    $  461   $  548   $  295   $ 355
   Commercial.....................     306       152        4      106      26
  Commercial business.............     201        12       29       44      23
  Consumer........................     255       122      108       93     161
                                    ------    ------   ------   ------    ----

       Total......................  $2,083    $  747   $  689   $  538   $ 565
                                    ======    ======   ======   ======   =====
  Total of nonaccrual and
   90 days past due loans.........  $2,140    $  804   $  819   $  589   $ 617

Real estate owned.................      --       114       --       48      47

Other non-performing assets.......      --        --       --       --      --
Slow home loans (60 to 90 days
 delinquent)......................     700       602      446      349     309
                                    ------    ------   ------    -----    ----
   Total non-performing assets....  $2,840    $1,520   $1,265   $  986   $ 973
                                    ======   =======   ======   ======   =====
Total loans delinquent 90 days
  or more to net loans............   1.46%     0.56%    0.58%    0.53%    0.66%

Total loans delinquent 90 days
  or more to total consolidated
  assets..........................   1.24      0.46     0.48     0.42     0.48

Total non-performing assets
 to total consolidated
  assets..........................   1.65      0.93     0.88     0.77     0.82

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

     At June 30, 1998 and 1997 the aggregate amounts of the Savings Bank's classified assets as determined by the Savings Bank, and of the Savings Bank's general and specific loss allowances and charge-offs, were as follows:

                                               At June 30,
                                       ----------------------
                                          1998          1997
                                        -------     ---------
                                            (In thousands)

Loss...........................          $   73      $    82
Doubtful.......................              55           75
Substandard assets.............           1,419        1,726
                                         -------      -------
  Total classified assets......          $1,547       $1,883
                                         ======       ======

General loss allowances........          $  242       $  209
Specific loss allowances.......             286	         273
                                         ------       ------
   Total allowances                      $  528       $  482
                                         ======       ======
Charge-offs.. ..................         $   32       $  114
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

     The Savings Bank's further policy is not to remove a loan from a substandard classification, again, irrespective of pay record or collateral value, until those perceived weaknesses are cured. Because of this stringent classification policy, the June 30, 1998 substandard classification totals included $479,000 of loans that were current in their payment obligations. As of June 30, 1997, loans classified substandard included $700,000 of current loans.

     The following is a discussion of the Savings Bank's major substandard loan at June 30, 1998:
The borrower obtained a residential construction loan in March of 1996. At June 30, 1998, the balance of the loan was $122,000. The loan is classified due to the fact the borrower exceeded his initial loan amount and had to borrow additional


                                       18


proceeds to complete the construction of the house. To date, all principal and interest payments made by the borrower have been made timely.

     Real Estate Owned. Real estate acquired by the Savings Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, the unpaid principal balance of the related loan plus foreclosure costs are compared to the property's appraised value. The property is then directly written down to the lower of cost or fair value. Subsequently, the property is carried at the lower of cost or net realizable value with any adjustments made through the establishment of a specific reserve. At June 30, 1998 and 1997, no property was held as real estate owned.

Reserve for Loan Losses

     The Savings Bank's loan personnel, at least monthly, evaluate the need to establish reserves for losses on loans based on estimated losses on specific loans when a finding is made that a decline in value has occurred. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, historical loss experience, the level and trend of delinquent and classified loans, current and anticipated economic; and real estate conditions and the composition of the loan portfolio. These provisions for losses are charged
against earnings in the year they are established.   The Savings
Bank had reserves for loan losses at June 30, 1998, 1997 and 1996 of approximately $528,000, $482,000 and $520,000, respectively. Management believes that loan loss reserves were adequate at June 30, 1998. However, if the underlying facts and circumstances of the loan portfolio change in the future, the adequacy of the allowance for loan losses will be addressed and, if need be, adjusted accordingly.

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

                                                          Years Ended June 30,
                                             ---------------------------------------------
                                               1998      1997     1996      1995      1994
                                             ------     -----    -----      -----    -----
                                                        (Dollars in thousands)
Allowance at beginning of period...........    $482      $520     $442       $479     $470
Provision for loan losses..................      66        71       79        (27)      23
Recoveries:
 Residential real estate...................      12        --       --         --       --
 Commercial real estate....................      --        --       --         --       --
 Consumer..................................      --         5       --          2        8
 Commercial business.......................      --        --       --         --       --
                                               ----     -----     ----      -----     ----
   Total recoveries........................      12         5       --          2        8
                                               ----     -----     ----      -----     ----

Charge offs:
 Residential real estate...................       5         8       --          3        3
 Commercial real estate....................      --        --       --         --       --
 Consumer..................................      27        31        1          9        8
 Commercial business.......................      --        75       --         --       11
                                              -----      ----     ----       ----     ----
   Total charge offs.......................      32       114        1         12       22
                                              -----      ----     ----       ----     ----
   Net charge offs.........................      20       109        1         10       14
                                              -----      ----     ----       ----     ----
    Allowance at end of period.............    $528      $482     $520       $442     $479
                                               ====      ====     ====       ====     ====
Ratio of allowance to total loans
 outstanding at the end of the period......   0.35%     0.35%    0.42%      0.42%      0.54%
Ratio of net charge offs to average loans
 outstanding during the period.............   0.01%     0.09%      --       0.01%      0.02%

                                       20

Allowance for Loan Losses by Category

                                                                     At June 30,
                          -------------------------------------------------------------------------------------------------
                                       1998                1997                   1996                   1995
                          -----------------------  -----------------------  ---------------------  -----------------------
                                              %                       %                        %                       %
                                    %      of Gross         %      of Gross         %      of Gross         %      of Gross
                                  of Out-  Loans in       of Out-  Loans in       of Out-  Loans in       of Out-  Loans in
                                 standing  Category      standing  Category      standing  Category      standing  Category
                                 Loans in  to Gross      Loans in  to Gross      Loans in  to Gross      Loans in  to Gross
                           Amount Category Loans   Amount Category Loans   Amount Category Loans   Amount Category Loans
                           ------ -------- -----   ------ -------- -----  ------- -------- -----   ------ -------- -------
                                                                (Dollars in thousands)

Real estate -- mortgage:
  Residential........... $  195  0.17%   74.74%    $174  0.16%   76.82%    $179  0.19%   77.44%    $186  0.22%   79.12%
  Commercial............     69  0.59     7.72       60  0.55     7.90       61  0.67     7.42       58  0.82     6.75
  Land..................     20  0.23     5.80       15  0.22     4.97        9  0.16     4.69        7  0.16     4.08
  Second mortgage loans.     12  0.24     3.27        9  0.21     3.11        8  0.21     3.02        4  0.15     2.60
Consumer................    161  1.55     6.89      156  2.01     5.63      159  2.23     5.78      146  2.58     5.41
Commercial business.....     71  2.99     1.58       68  3.15     1.57      104  5.11     1.65       41  1.91     2.04
                         ------         -------   -----         -------   -----         ------    -----         ------

   Total allowance for
      loan losses        $  528  0.35%  100.00%    $482  0.35%  100.00%    $520  0.42%  100.00%    $442  0.42%   100.00%
                         ======         =======    =====        ======     =====        =======    =====         =======

                             At June 30,
                                1994
                      ------------------------
                                           %
                                  %     of Gross
                               of Out-  Loans in
                              standing  Category
                              Loans in  To Gross
                      Amount  Category  Loans
                      ------  --------  -------
Real estate--mortgage:
  Residential......  $ 201     0.29%    79.86%
  Commercial.......     53     0.96      6.24
  Land                   5     0.14      3.93
  Second mortgage loans  3     0.17      2.06
Consumer               172     3.12      6.25
Commercial business     45     3.08      1.66
                     -----             ------
  Total allowance for
    loan losses     $ 479     0.54%   100.00%
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

     The Savings Bank is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. See "REGULATION OF FIRST HOME" herein and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" in the Annual Report. The balance of the Savings Bank's investments in short-term securities in excess of regulatory requirements reflects management's response to the significant percentage of deposits with short maturities. At June 30, 1998, the Savings Bank's regulatory liquidity was 16.3% which is significantly in excess of the required 5%. It is the intention of management to hold securities with short maturities in the Savings Bank's investment portfolio in order to enable the Savings Bank to match more closely the interest-rate sensitivities of its assets and liabilities.

     The Savings Bank purchased one pool of car loans through a private placement in fiscal 1992 totaling $250,000. Principal and interest payments are made on the loans monthly and paid to the Savings Bank. The loans have a five year stated maturity.
In October 1993, the Savings Bank was advised by the trustee that an audit of these loans disclosed evidence of possible fraudulent activity in connection with the borrowers' payments. On July 10, 1995, the pool of loans was downgraded from B to CCC. Monthly principal and interest payments are not currently being received. Based on information it received, the Savings Bank wrote down this investment by $96,000 to its estimated net realizable value because, in the opinion of management, the decline in market value was considered to be other than temporary. At June 30, 1998, the estimated net realizable value of this investment was $14,000.

     Routine short-term investment decisions are made by the President and Chief Executive Officer, who acts within policies established by the Board of Directors, and are reported monthly to the Board. Those investments include federally insured certificates of deposit, FHLB term time obligations, bankers acceptances, treasury obligations and U.S. Government agencies. All other investments including, but not limited to, mortgage-backed securities, bank qualifying municipal tax exempt bonds, corporate bonds or other longer term obligations require prior Board approval. Securities are purchased for investment purposes and are to be held until maturity. The goals of the Savings Bank's investment policy are to select investments based on safety first, flexibility second and diversification third. In addition, as a result of the concern with interest rate risk exposure, there has been a focus on short-term investments. At June 30, 1998, the Company's and the Savings Bank's securities investment portfolio totaled $4.9 million and consisted primarily of federal agency obligations securities, mutual funds, and municipal bonds. For further information concerning the Savings Bank's investment and mortgage-backed securities portfolio, see Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements.

                                       22

Investment Securities Analysis

     The following table sets forth the Company's and the Savings
Bank's investment securities portfolio at carrying value at the dates indicated.

                                                     At June 30,
                                  --------------------------------------------------------
                                         1998             1997             1996
                                  -----------------  -----------------  -------------------
                                    Book  Percent of  Book   Percent of  Book    Percent of
                                  Value(1) Portfolio Value(1) Portfolio  Value(1) Portfolio
                                  -------  --------- -------- ---------  -------  ---------
                                                  (Dollars in thousands)
Debt securities:
Domestic corporate bonds.........$     --      --%   $   150     0.88%   $  155    1.23%
U.S. government treasury and
  obligations of U.S.
  government agencies............   1,699   34.87     13,127    76.78     8,009   63.56
Auto and student loan pools......      63    1.30        112     0.65       158    1.25
State and political subdivision..	   1,050   21.55      1,492     8.73     2,075   16.47
                                 --------  ------    -------  -------   -------  ------
  Total debt securities..........   2,812   57.72     14,881    87.04    10,397   82.51
                                 --------   -----     ------    -----    ------   -----
Equity securities:
Federal Home Loan Bank
  stock..........................   1,058   21.71      1,264     7.39       890    7.06
Other............................   1,002   20.57        951     5.57     1,314   10.43
                                  -------   -----    -------   ------    -------   ----
  Total equity securities........   2,060   42.28      2,215    12.96     2,204   17.49
                                  -------  ------    -------   ------    -------  -----
Total investment securities       $ 4,872  100.00%   $17,096   100.00%  $12,601  100.00%
                                  =======  =======   =======   =======  =======  =======

(1) The market value of the Company's and the Savings Bank's investment securities portfolio amounted to $4.89 million, $17.12 million and $12.62 million at June 30, 1998, 1997 and 1996, respectively. At June 30, 1998, the market value of the principal components of the Company's and the Savings Bank's investment securities portfolio which were obligations of U.S. Government securities was $1.70 million.

     The following table sets forth the maturities and weighted average yields of the debt securities in the Company's and the Savings Bank's investment securities portfolio at June 30, 1998.


                                      Less Than          One to       Five to           Over Ten
                                      One Year         Five Years     Ten Years           Years
                                   --------------   --------------   --------------   --------------
                                    Amount  Yield    Amount  Yield    Amount  Yield    Amount  Yield
                                   -------  -----   -------  -----   -------  -----   -------  -----
                                                         (Dollars in thousands)

U.S. government treasury and
  obligations of U.S.
  government agencies.............  $  300  5.70        900   6.34        499  6.42         --   --

Auto and student loan pools.......      14  7.00         49   7.00         --   --          --   --

State and political subdivisions..     515  5.68        395   5.69        140  5.18         --   --
                                    ------            -----              -----             -----
   Total..........................  $  829  5.71     $1,344   6.17       $639  6.15     $   --   --
                                     -----            -----              -----             ------

                                       23

     At June 30, 1998, the Savings Bank held no security which had an aggregate book value in excess of 10% of the Company's stockholders' equity:

     Mortgage-Backed Securities. To supplement lending activities in previous periods of deposit growth and/or declining loan demand, the Savings Bank has invested in residential mortgage-backed securities. Because of strong local loan demand, however, no mortgage-backed securities have been purchased in the past six years. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and market values of the Savings Bank's mortgage-backed securities portfolio, see Note 5 of the Notes to Consolidated Financial Statements. The Savings Bank has invested in federal agency securities issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA"). As of
June 30, 1998, 79% of the outstanding balance of the mortgage-backed securities had adjustable rates of interest.

     As of June 30, 1998, the Savings Bank's portfolio included
$700,000 of mortgage-backed securities purchased as investments to supplement the Savings Bank's mortgage lending activities.

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

                                       24

     The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 1998.

Weighted
Average                                                                        Percentage
Interest                                              Minimum                   of Total
 Rate           Term      Category                     Amount      Balance      Deposits
--------      --------    -------------              ---------    ---------    ----------
                                                               (In thousands)
0.00%           None      Non-interest bearing        $  --       $ 4,463         3.17%
2.14%           None      NOW accounts                   25        15,135        10.73
3.77%           None      Super Saver accounts            1        17,550        12.44
2.73%           None      Super NOW accounts            300         6,833         4.85
3.00%           None      Savings accounts               --         8,113         5.75

                Certificates of Deposit
                -----------------------
4.86%           3 months  Fixed term, fixed rate        500         1,795         1.27
5.06%           6 months  Fixed term, fixed rate        500        16,322        11.57
5.32%          12 months  Fixed term, fixed rate        500        19,643        13.93
5.62%          18 months  Fixed term, fixed rate        500         3,482         2.47
5.72%          24 months  Fixed term, fixed rate        500         5,831         4.13
5.73%          30 months  Fixed term, fixed rate        500         1,938         1.37
5.83%          36 months  Fixed term, fixed rate        500         2,937         2.08
6.22%          48 months  Fixed term, fixed rate        500         1,147         0.81
6.34%          60 months  Fixed term, fixed rate        500         7,480         5.30
6.09%          72 months  Fixed term, fixed rate        500            90         0.06
7.49%          120 months Fixed term, fixed rate        500            64         0.05
various        various    Fixed term, adjust rate       500        13,672         9.69
various        various    Jumbo certificates        100,000        14,564        10.33
                                                                 --------       -------
                          TOTAL                                  $141,059       100.00%
                                                                 ========       =======

     The following table indicates the amount of the Savings Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 1998. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

                                          Jumbo
                                      Certificates
Maturity Period                        of Deposits
---------------                       -------------
                                      (In thousands)
Three months or less                     $3,088
Three through six months                  2,881
Six through twelve months                 4,468
Over twelve months                        4,127
                                        -------

     Total                              $14,564
                                        =======

                                                              25



Time Deposits by Rates

    The following table sets forth the time deposits in the Savings Bank classified by rates as of the dates indicated.


                                     At June 30,
                       ------------------------------------
                         1998         1997           1996
                       ---------  ------------   ----------
                                 (In thousands)
2.00 - 4.49%..........	$   785      $     --       $   240
4.50 - 5.49%..........  41,051        27,382        34,324
5.50 - 6.49%..........  36,970        41,547        25,510
6.50 - 7.49%..........   9,896        10,377        10,261
Over   7.49%..........     263           238           739
                       -------      --------       -------
Total................. $88,965       $79,544       $71,074
                       =======       =======       =======

    The following table sets forth the amount and maturities of time deposits at June 30, 1998.

                                                 Amount Due
                          --------------------------------------------------
                                                                                          Percent
                                                                                          of Total
                          Less Than     1-2      2-3       3-4        After              Certificate
                           One Year    Years    Years     Years      4 Years     Total     Accounts
                          ---------   -------  --------  --------    --------   --------  ---------
                                                 (In thousands)
2.00 - 4.49%               $   769   $     14  $      2  $    --    $   --      $   785      0.88%
4.50 - 5.49%.............   35,920      3,748       757      211       415       41,051     46.14
5.50 - 6.49%.............   21,638      5,980     4,027    4,374       951       36,970     41.56
6.50 - 7.49%.............    5,344      3,620        23      862        47        9,896     11.12
Over 7.49%...............       53        210        --       --        --          263      0.30
                           -------   --------  --------  -------    ------      -------    ------
Total....................  $63,724    $13,572    $4,809   $5,447    $1,413      $88,965    100.00%
                           =======    =======    ======   ======   =======      =======    =======

                                                              26


Deposit Flow

     The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Savings Bank at the dates indicated.

                                                                            At June 30,
                                     -----------------------------------------------------------------------------------
                                                  1998                           1997                       1996
                                     ----------------------------    -----------------------------    -----------------
                                                Percent                         Percent                         Percent
                                                   of     Increase                 of    Increase                  of
                                        Amount    Total  (Decrease)     Amount    Total  (Decrease)     Amount    Total
                                      --------  -------  ---------    ---------  ------  ---------     --------  ------
                                                                               (Dollars in thousands)
Non-interest bearing...............   $  4,463     3.17%   $ 1,192     $  3,271   2.78%   $   781       $ 2,490    2.35%
NOW checking.......................     15,135    10.73      7,163        7,972   6.78      2,575         5,397    5.09
Regular savings accounts...........      8,113     5.75      2,525        5,588   4.75       (193)        5,781    5.46
Super Saver accounts...............     17,550    12.44      2,672       14,878  12.64        702        14,176   13.38
Super NOW accounts.................      6,833     4.85        401        6,432   5.47       (610)        7,042    6.65
Fixed-rate certificates which
 mature (1):
  Within 1 year....................     57,920    41.06     11,866       46,054  39.13      3,122        42,932   40.52
  After 1 year, but within 2 years.     10,961     7.77        613       10,348   8.79      4,387         5,961    5.62
  After 2 years, but within 5 years      6,385     4.53     (2,032)       8,417   7.15        (78)        8,495    8.02
  Thereafter.......................         27     0.01        (20)          47   0.04         47           --      --
 Adjustable rate certificates......     13,672     9.69     (1,006)      14,678  12.47	        992        13,686   12.91
                                      --------   ------     ------     --------  -----     --------    --------  -------
Total certificates.................     88,965    63.06      9,421       79,544  67.58      8,470        71,074   67.07
                                      --------   ------     ------     --------  -----     --------    --------  ------
     Total.........................   $141,059   100.00%   $23,374     $117,685 100.00%   $11,725      $105,960  100.00%
                                      ========   =======   ========    ======== =======    ========    ========  =======

________________
(1) At June 30, 1998, 1997 and 1996, jumbo certificates of deposit amounted to $14.6 million, $14.0 million and $11.8 million, respectively, and IRAs equaled $15.8 million, $14.1 million and $12.6 million at those dates, respectively.

                                                                        27

     The following table sets forth the savings activities of the Savings Bank for the periods indicated.

                                       Years Ended June 30,
                               ---------------------------------
                                  1998        1997        1996
                               ---------    --------    --------
                                        (In thousands)
Beginning balance............  $117,685     $105,960    $ 98,389
                               --------     --------    --------

Net increase before
 interest credited...........    19,089        7,415       3,590

Interest credited............     4,285        4,310       3,981
                               --------     --------    --------

Net increase in
 savings deposits............    23,374       11,725       7,571
                               --------     --------    --------

Ending balance...............  $141,059     $117,685    $105,960
                               ========     ========     =======


     In the unlikely event the Savings Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the stockholders of the Savings Bank. Substantially all of the Savings Bank's depositors are residents of the State of Missouri.

     Borrowings. Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes. The Savings Bank may rely upon advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Des Moines has served as the Savings Bank's primary borrowing source. Advances from the FHLB-Des Moines are typically secured by the Savings Bank's first mortgage loans. These advances require monthly payments of interest only with principal due at maturity and have fixed rates. These advances were obtained in response to the Savings Bank's recent strong loan demand and limited deposit growth. The Savings Bank also has available a $7.0 million open line of credit with the FHLB. At June 30, 1998, no funds were drawn.

     The following tables set forth certain information concerning the Savings Bank's borrowings at the dates and for the periods indicated.

                                              At June 30,
                                            -----------------
                                            1998         1997
                                            -----       ------
Weighted average rate paid on
     FHLB advances........................  5.89%        5.84%


                                           Years Ended June 30,
                                           --------------------
                                             1998          1997
                                           --------       ------
                                           (Dollars in thousands)
Maximum amounts of FHLB advances
   outstanding at any month end...........  $23,500      $23,500
Approximate average FHLB advances
   outstanding............................   16,398       18,956
Approximate weighted average rate paid
   on FHLB advances.......................    6.08%        5.87%

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

Subsidiary Activities

     Fybar Service Corporation ("Fybar") is a Missouri corporation wholly owned by the Savings Bank. Fybar owns four rental properties. One is an office building in Mountain Grove, Missouri called "The Shannon Centre" which is adjacent to the Savings Bank's drive-in and is currently approximately 90% occupied. The second property is in Ava, Missouri and consists of an older home which has been remodeled into apartments and a duplex. That rental property is 100% occupied. The third is a duplex in Ozark, Missouri which is 100% occupied. The fourth property is a single family residence in Gainesville, Missouri which is currently occupied.

     Fybar serves as Trustee on all the Savings Bank's deeds of trust, is a registered agent and receives limited income from credit life and accident and health policies written in conjunction with the Savings Bank's loans.

     Fybar acquired Lawson & Lawson Insurance Agency in December 1991. Lawson & Lawson is a general insurance agency. Its business was transacted off site in a building currently rented from Fybar. In August 1997, the assets relating to Lawson & Lawson were sold for $90,000, generating a $51,000 pre-tax profit. At June 30, 1998, the Savings
Bank had an investment in Fybar of $352,000.


     South Central Missouri Title, Inc., which began doing business in late 1997, is a Missouri corporation wholly owned by First Bancshares, Inc. South Central is a licensed agent to sell title insurance and also provides real estate closing services.

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

     The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS.
A schedule of fees has also been established for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report. Savings associations that (unlike the Savings Bank) are classified as "troubled" (i.e., having a supervisory rating of "4" or "5" or subject to a conservatorship) are required to pay a 50% premium over the standard assessment. For the first half of 1998, the Savings Bank's assessment under the semi-annual assessment procedure was $24,000. Based on the current assessment rates published by the OTS and First Home's total assets of approximately $170.7 million at June 30, 1998, First Home will be required to pay a semi-annual assessment of approximately $26,000 for the second half of calendar year 1998.

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

     First Home is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally do not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus, provided that loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. The OTS by regulation has amended the loans-to-one borrower rule to permit savings associations meeting certain requirements, including fully phased-in capital requirements, to extend loans-to-one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1998, First Home was in compliance with applicable loans-to-one borrower limitations.

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

                                       31

     The Savings Bank's accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Savings Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," or "undercapitalized"-- which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIA, as discussed below. The Savings Bank's assessments expensed for the year ended June 30, 1998, totaled $75,000.

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

     First Home, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Des Moines. First Home complied with this requirement with an investment in FHLB-Des Moines stock of $1.1 million at June 30, 1998.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of

                                       32

Directors of the FHLB-Des Moines.  At June 30, 1998, the Savings
Bank had $5.7 million of advances from the FHLB-Des Moines.

Liquidity Requirements

     Under OTS regulations, a member thrift institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage of its net withdrawable accounts plus short-term borrowings. This liquidity requirement, which is currently 4.0% may be changed from time to time by the OTS depending upon economic conditions and the deposit flows of member associations. Monetary penalties may be imposed for failure to meet liquidity requirements. The liquidity ratio of First Home at June 30, 1998 was 16.3%.

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

     At June 30, 1998, First Home was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

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

Qualified Thrift Lender Test

     All savings associations are required to meet a QTL test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (1) the association may not make any new investment or engaging in activities that would not be permissible for national banks; (2) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (3) the association shall not be eligible to obtain new advances from any FHLB; and (4) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a qualified thrift lender, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB.
In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and becomes subject to the rules applicable to such companies. A savings institution may requalify as a qualified thrift lender if it thereafter complies with the QTL test.

     Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing);FHLB stock; and direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets,
(ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institutions total assets. At June 30, 1998, the qualified thrift investments of First Home were approximately 77.17% of its portfolio assets.

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

                                       35


     The following table presents the Savings Bank's capital levels as of June 30, 1998.

                                 At June 30, 1998
                               -------------------
                                          Percent of
                                Amount      Assets
                               --------   ---------
                              (Dollars in thousands)

Tangible capital.............  $18,862       11.2%
Minimum required
 tangible capital............    2,537        1.5
                               -------      ------
Excess.......................  $16,325        9.7%
                               =======      ======

Core capital.................  $18,862       11.2%
Minimum required core
 capital.....................    6,765        4.0%
                               -------       -----
Excess.......................  $12,097        7.2%
                               =======       =====

Risk-based capital...........  $19,070       16.3%
Minimum risk-based
 capital requirement.........    9,356        8.0
                               -------       -----
Excess.......................  $ 9,714        8.3%
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

     At June 30, 1998, the Savings Bank met the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

                                       36

Investment Rules

     Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Savings Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1998, the largest loans by the Savings Bank outstanding to any one borrower, including related entities, was $890,000 which were secured primarily by single-family rental properties in and around Mountain Grove, Missouri. These loans were performing in accordance with their terms at that date.


Activities of Savings Associations and Their Subsidiaries

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

Competition

     The Savings Bank has been, and continues to be, a community-oriented savings institution offering a variety of financial resources to meet the needs of Wright, Webster, Douglas, Ozark , Christian and Stone counties, Missouri. The Savings Bank also transacts a significant amount of business in Texas and Greene counties, Missouri. The Savings Bank's deposit gathering and lending activities are concentrated in these market areas.
The Savings Bank's offices are located in Mountain Grove,
Marshfield, Ava, Gainesville, Sparta, Theodosia, Crane and Galena,
Missouri.

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


Personnel

     As of June 30, 1998, the Savings Bank had 71 full-time employees and nine part-time employees. The Savings Bank believes that employees play a vital role in the success of a service company and that the Savings Bank's relationship with its employees is good.
The employees are not represented by a collective bargaining unit.

                                       41

Item 2.  Properties

     The following table sets forth information regarding the Savings Bank's offices as of June 30, 1998.

                                                   Net         Land     Building
                                        Year    Book Value    Owned/     Owned/     Square
Location                     County    Opened  as of 6/30/98  Leased     Leased     Footage
---------------------       --------   ------   ----------    ------     ------     -------
                                           (Dollars in thousands)
Main Office
-----------

142 East First Street        Wright      1911      $562        Owned     Owned        9,800
Mountain Grove, Missouri  65711

Branch Offices
--------------

1208 N. Jefferson Street      Douglas     1978      247         Owned    Owned        2,800
Ava, Missouri  65608

103 South Clay Street         Webster     1974      225         Owned    Owned        2,600
Marshfield, Missouri  65706

Highway 5 and Highway 160     Ozark       1992      749         Owned   Owned        3,600
Gainesville, Missouri  65655

7164 Highway 14 East          Christian   1995      329         Owned   Owned        3,000
Sparta, Missouri  65753

Business Highway 160          Ozark        1997      90         Leased  Leased      1,200
Theodosia, Missouri  65761

123 Main Street
Crane, Missouri  65633       Stone        1998      298         Owned   Owned        3,800

South Side of Square
Galena, Missouri  65656      Stone        1998       80          Owned   Owned        1,600

Drive-in Facilities
--------------------

Route 60 and Oakland          Wright        1986    184          Owned  Owned       1,200
Mountain Grove, Missouri  65711

223 West Washington           Webster       1993     206           Owned  Owned        1,100
Marshfield, Missouri  65706

                                                              42


Item 3.  Legal Proceedings

     In the opinion of management, the Savings Bank is not a party to any pending claims or lawsuits that are expected to have a material adverse effect on the Savings Bank's financial condition or operations. Periodically, there have been various claims and lawsuits involving the Savings Bank mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Savings Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Savings Bank's business. Aside from such pending claims and lawsuits which are incident to the conduct of the Savings Bank's ordinary business, the Savings Bank is not a party to any material pending legal proceedings that would have a material adverse effect on the financial condition or operations of the Savings Bank.

Item 4.    Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

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

Item 7.     Financial Statements

     Independent Auditors Report*
     (a) Consolidated Statements of Financial Condition as of June 30, 1998 and 1997*
     (b) Consolidated Statements of Income For the Years Ended June 30, 1998, 1997 and 1996*
     (c) Consolidated Statements of Stockholders' Equity For the Years Ended June 30, 1998, 1997 and 1996*
     (d) Consolidated Statements of Cash Flows For the Years Ended June 30, 1998, 1997 and 1996*
     (e)   Notes to Consolidated Financial Statements*

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

Name                  Age(1)    Position
--------             ------     --------

Stephen H. Romines     56       President and Chief Executive Officer
Peter M. Medlen        42       Executive Vice President
Susan J. Uchtman       35       Chief Financial Officer

_________________
(1)  As of June 30, 1998.

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

     Stephen H. Romines joined the Savings Bank in 1973 and has served as Chairman of the Board, President and Chief Executive
Officer of the Savings Bank since 1978. Mr. Romines is the brother-in-law of Mr. Medlen, Executive Vice President of First Home.

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

            10.1   Employment Agreement with Stephen H. Romines
                   (incorporated by reference to the Form 10KSB filing for the fiscal year ended June 30, 1995)

            10.2   First Home Savings Bank 1994 Employee Stock
                     Ownership Plan*

            10.3   First Bancshares, Inc. 1993 Stock Option Plan**

            10.4   First Home Savings Bank Management Recognition and
                     Development Plan**

            13.    Annual Report to Stockholders

            21.    Subsidiaries of the Registrant

            23.    Auditors' Consent

            27.    Financial Data Schedule

     (b)    Report on Form 8-K

            No Forms 8-K were filed during the quarter ended
              June 30, 1998


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

                                      FIRST BANCSHARES, INC.


Date:  September 28, 1998             By: /s/ Stephen H. Romines
                                         --------------------------
                                         Stephen H. Romines
                                         Chairman of the Board,
                                          President and Chief
                                          Executive Officer (Duly
                                          Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Stephen H. Romines                 September 28, 1998
   -------------------------------
    Stephen H. Romines
    Chairman of the Board, President, Chief
    Executive Officer (Principal Executive Officer)

By:/s/ Susan J. Uchtman                     September 28, 1998
    -------------------------------
    Susan J. Uchtman
    Chief Financial Officer

By:                                                       1998
   ---------------------------------
    Harold F. Glass
    Director


By:/s/ Almeta Hardebeck                     September 28, 1998
   ----------------------------------
    Almeta Hardebeck
    Director


By:/s/ John G. Moody                        September 28, 1998
   -----------------------
    John G. Moody
    Director


By:                                                   , 1998
   -------------------------              --------- ---
    Dr. James F. Moore
    Director



















                                   Exhibit 13

                       Annual Report to Stockholders





                      (LOGO of FIRST BANCSHARES, INC.)

                         FIRST BANCSHARES, INC.



                            1998 ANNUAL REPORT




                              TABLE OF CONTENTS


                                                                Page
                                                                ----

             Letter to Stockholders................................1
             Business of the Corporation                           3
             Selected Consolidated Financial Information           4
             Management's Discussion and Analysis of Financial
                Condition and Results of Operations                6
             Independent Auditors' Report                         14
             Consolidated Financial Statements                    15
             Notes to Consolidated Financial Statements           20
             Common Stock Information                             45
             Directors and Officers                               46
             Corporate Information                                47


Dear Stockholder:

{Column graph of Earning per share: 1994-$0.34, 1995-$0.39, 1996-$0.48, 1997-$.65 and 1998-$.90}

     Any review of the performance for the fiscal year ended June 30, 1998 must first begin with a reminder that a 100% stock dividend was paid in January, 1998. For comparisons to prior fiscal years to be meaningful, therefore, outstanding shares for those prior fiscal years have been adjusted to reflect the stock dividend.

{Column graph of book value per share: 1994-$8.25, 1995-$8.75, 1996-$9.35, 1997-$10.17 and 1998-$11.01}

     First Bancshares, Inc., ended fiscal year 1998 with another strong performance. Net income, earnings per share, book value, loans, deposits and assets continued their substantial growth history maintained over the past 5 years. We are particularly pleased that basic earnings per share increased 38% from $.65 last year to $.90 this year.

     Stockholders' equity grew $2.2 million during the fiscal year. Options exercised by Bank employees, somewhat offset by a limited amount of First Bancshares, Inc. stock repurchased, resulted in an increase of 48,500 shares outstanding. That combination produced an increase in book value per share from $10.17 to $11.01.

{Column graph of total assets:  1994-$118,460,000, 1995-$128,193,000,
   1996-$143,671,000, 1997-$163,973,000 and 1998-$172,173,000.}

     Net loan growth totaled $12.3 million and net deposit growth totaled $23.4 million for the fiscal year. Of those amounts, $4.8 million of loans and $17.4 million of deposits resulted from the purchase of the Crane and Galena NationsBank branches which was completed in March of 1998. Further, $11.0 million in cash received as part of that transaction was used to reduce borrowed funds.

     The Crane and Galena branches have been a valuable addition to our banking operations. We are now the only bank in Galena, the county seat of Stone County, and one of two banks in Crane, a small thriving community in northern Stone County. Given Galena's proximity to Table Rock Lake and Crane's proximity to the rapidly expanding Springfield, Missouri market, we expect solid long-term growth at each location.

     First Bancshares, Inc. paid its eighteenth quarterly dividend on June 30, 1998 and has announced its nineteenth quarterly dividend of $.03 per share to be paid on September 30, 1998. In May 1998, a stock repurchase program of 218,932 shares, originally approved in 1997 was extended for another year. As of September 9, 1998, 40,722 shares had been repurchased for $532,000.

{Column graph of customer deposit accounts: 1994-$85,904, 1995-$98,389, 1996-$105,960, 1997-$117,685 and 1998-$141,059
   and net loans receivable:  1994-$85,777, 1995-$101,431,
   1996-$118,780, 1997-$134,104 and 1998-$146,406}

     The computer upgrade, hardware and software, discussed in last year's annual report was completed in February, 1998. Further, a complete Y2K software upgrade was installed in August, 1998 and has successfully passed initial testing. We anticipate all Y2K testing should be completed by late this year and that our present computer system will take us will into the next century.



     Negotiations with United States Postal Service to build a new facility in Gainesvile have been ongoing during the entire fiscal year. Our architect is currently working on a set a plans that will meet United States Post Office approval. If all goes well, we hope to reach an agreement to renovate the commercial space immediately to the right of our Gainesville building, shown at the top of the inside front cover, for that new post office facility last this year. If you ever thought the Post Office was slow in delivering the mail, try negotiating a building project with them.

     In late 1997, First Bancshares, Inc. established a new wholly-owned subsidiary, South Central Missouri Title, Inc. As the name would imply, South Central, a Missouri corporation, is licensed to write title insurance, prepare title reports, certifies abstracts and acts as a closing agent for various real estate transactions. South Central initially opened for business in Hartville, Missouri, the county seat of Wright County. We have been very pleased with the business that office has generated. A second office was opened in August, 1998 in Ava, Missouri, the county seat of Douglas County.


     With the exception of the continued emphasis on Year 2000 implementation and testing and reaching an agreement to construct a new Gainesville post office, First Bancshares, Inc. has no unique nor special agenda for fiscal 1999. We will, of course, continue our efforts to improve profitability, promote stable growth and be on the lookout for opportunities to enhance stockholder value and better serve our bank customers. As we strive to increase our growth, we would welcome referrals of your friends and acquaintances to any of our eight convenient locations.




                                       Sincerely,



                                       /s/ Stephen H. Romines
                                       Stephen H. Romines
                                       President





Business of the Corporation


     First Bancshares, Inc. (the "Holding Company" or the "Company"), a Missouri corporation, was incorporated on September 30, 1993 for the purpose of becoming the holding company for First Home Savings Bank ("First Home" or the "Savings Bank") upon the conversion of First Home from a Missouri mutual to a Missouri stock savings and loan association. That conversion was completed on December 22, 1993. At June 30, 1998, the Company had total consolidated assets of $172.2 million and consolidated stockholders' equity of $24.4 million.

     The Company is not engaged in any significant business activity other than holding the stock of First Home. Accordingly, the information set forth in the report, including financial statements and related data, applies primarily to First Home.

     First Home is a Missouri-chartered, federally-insured stock savings bank organized in 1911. The Savings Bank is regulated by the Missouri Division of Finance and the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation. First Home also is a member of the Federal Home Loan Bank ("FHLB") System.

     First Home conduct its business from its home office in Mountain Grove and seven full service branch facilities in Marshfield, Ava, Gainesville, Sparta, Theodosia, Crane and Galena, Missouri.
First Home provides its customers with a full array of community banking services. It is primarily engaged in the business of attracting deposits from, and making loans to, the general public. It emphasizes one-to-four family residential mortgage loans and, to a lesser extent, multi-family residential, consumer, commercial and home equity loans. First Home also invests in mortgage-backed, U. S. Government and agency securities and other assets.

     At June 30, 1998, First Home's total gross loans were $150.4 million, or 87.3% of total consolidated assets, including $112.4 million, or 74.7% of total gross loans secured by one-to-four family properties and $25.3 million, or 16.8% of total gross loans secured by other real estate. Of the loans secured by real estate, over 95.0% are adjustable-rate loans.

                                  3


                  SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following table sets forth certain information concerning the consolidated financial position and operating results of the Company as of and for the dates indicated. The Company is primarily in the business of directing, planning and coordinating the business activities of First Home. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its subsidiaries presented herein.

                                                        At June 30,
                                   ---------------------------------------------------
                                     1998       1997       1996        1995      1994
                                   ---------   --------   -------    --------  --------
                                                  (Dollars in thousands)
FINANCIAL CONDITION DATA:

Total assets                        $172,173   $163,973   $143,671   $128,193   $118,460
Loans receivable, net                146,406    134,104    118,780     101,431    85,777
Mortgage-backed certificates             703        828      2,831      3,134     3,420
Cash, interest-bearing deposits
  and investment securities           18,941     24,408     18,236     20,483    24,523
Federal funds sold                        -          -          -          -     2,000
Customer deposits                    141,059    117,685    105,960     98,389    85,904
Borrowed funds                         5,700     23,555     13,555      5,055     8,055
Stockholders' equity                  24,365     22,207     23,729     24,492    24,313

                                                      Year Ended June 30,
                                    ----------------------------------------------------
                                       1998        1997      1996        1995     1994
                                     --------    --------   -------    --------  -------
                                                    (Dollars in thousands)
OPERATING DATA:

Interest income                      $ 12,771    $ 11,695   $10,113     $ 8,390   $ 7,017
Interest expense                        7,005       6,493     5,661       4,554     3,554
                                     --------     -------    ------     -------    ------
Net interest income                     5,706       5,202     4,452       3,836     3,463
Provision (credit) for loan losses         66          71        80         (27)       23
                                     --------     -------     ------     -------   -------
Net interest income after provision
  (credit) for loan losses              5,700       5,131      4,372      3,863     3,440
Gains (losses) on investments and
   mortgage-backed securities              11         187         (6)       (19)      (2)
Noninterest income, excluding gains
  (losses) on securities                  755         527        465        317       259
Noninterest expense                     3,729       3,648      3,045      2,514     2,216
                                      -------     -------    -------    -------    ------
Income before taxes                     2,737       2,197      1,786      1,647     1,481

Income taxes                              892         784        631        613       431
                                       ------      ------     ------    -------     ------
Net income                           $  1,845    $  1,413   $  1,155   $  1,034   $ 1,050
                                     ========    ========   ========   ========   =======
Primary earnings per share             $ 0.90      $ 0.65     $ 0.48     $ 0.39     $ 0.34
                                     ========    ========   ========   ========    =======
  *Operating as a mutual.
                                          4

                                             At or For the Year Ended June 30,
                                     ----------------------------------------------------
                                       1998        1997      1996        1995     1994
KEY OPERATING RATIOS:                --------    --------  --------    --------  ------
                                                                                   <c.
Return on average assets               1.08%       0.91%     0.85%       0.85%    0.97%
Return on average equity               7.83        6.24      4.90        4.28     5.51
Average equity to average assets      13.83       14.65     17.31       19.98    17.66
Interest rate spread for period        2.98        2.85      2.60        2.45     2.74
Net interest margin for period         3.58        3.53      3.40        3.30     3.36
Non-interest expense to average assets 2.19        2.36      2.23        2.08     2.06
Average interest-earning assets to
  interest-bearing liabilities       114.00      115.00    119.00      122.00   118.00
Allowance for loan losses to total
  loans at end of period               0.35        0.35      0.42        0.42     0.54
Net charge-offs to average outstanding
  loans during the period              0.02        0.09      0.01        0.01     0.02
Ratio of non-performing assets to
  total assets                         1.02        0.93      0.88        0.77     0.82
Ratio of loan loss reserves to
  non-performing assets               29.93       31.68     41.02       46.55    49.23

Dividend payout ratio                 12.22       16.13     21.05       25.32       14.49

                                                          At June 30,
                                   -------------------------------------------------------
                                       1998        1997      1996        1995     1994
                                    ---------   ---------  ---------   --------  -------
OTHER DATA:
Number of:
  Loans outstanding                    5,545       4,999      4,712      4,387      4,358
  Deposit account                     20,127      15,447     13,264     10,203     10,028
  Full service offices                     8           6          5          4           4
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

Operating Strategy

     The primary goals of management are to minimize risk, improve profitability and promote growth. Operating results depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting of deposits and borrowings. Net income is also affected by, among other things, provisions for loan losses and operating expenses.
Operating results are also significantly affected by general economic and competitive conditions, primarily changes in market interest rates, governmental legislation and policies concerning monetary and fiscal affairs and housing, as well as financial institutions and the attendant actions of the regulatory authorities. Management's strategy is to strengthen First Home's presence in, and expand the boundaries of, its primary market area.

     Management has implemented various general strategies designed to continue profitability while maintaining safety and soundness.
Primary among those strategies are emphasizing one-to-four family lending, maintaining asset quality and managing interest-rate risk.
It is anticipated, subject to market conditions, that no changes will be made in these strategies.

     Emphasizing One-to-Four Family Lending.  Historically, First
Home has been predominantly a one-to-four family residential lender.
Single family residential loans constituted 69% of mortgage loans originated during fiscal 1998, 79% of 1997 mortgage loan originations and 78% of 1996 mortgage loan originations. First Home has worked to achieve a reputation within its local lending territory for prompt, efficient and courteous service during both the loan origination and servicing processes.

     Maintaining Asset Quality. First Home strongly emphasizes maintaining asset quality through sound underwriting, constant monitoring and effective collection techniques. At June 30, 1998, First Home's ratio of non-performing assets to total assets was 1.02%.
That same ratio at June 30, 1997 was .93%.  During the year ended
June 30, 1998, actual loan losses, net of recoveries, of loans originated by First Home were $19,400. Actual loan losses, net of recoveries, of loans originated were $12,000 for the year ended
June 30, 1997.  Additional charge-offs during the year ended June
30, 1997 were $25,000 for purchased auto loans and $73,000 for an overdraft of a commercial checking account. Actual loan losses, net of recoveries, for the year ended June 30, 1996 were $1,000.

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

                                  6
Year 2000 Issues

     For the previous two years, First Home has been addressing the potential Year 2000 problems. As part of an awareness and assessment process, First Home examined its computer system along with related interfaces and data exchange processes with third parties, other equipment utilizing date sensitive technology, servicer and vendor relationships and all daily business processing activities. The plans developed by First Home for addressing Year 2000 problems has been examined and found satisfactory by the OTS. The plans included purchasing new mainframe hardware which occurred in January 1998.
The Bank is currently on schedule with respect to the implementation and testing of these plans. The Bank's plan for full Year 2000 compliance is scheduled to be complete by December 1998. Estimated costs to bring the Bank up to Year 2000 compliance are approximately
$250,000 (most of which have already been incurred).

Fiscal Year Ended June 30, 1998 Compared to June 30, 1997

     Net Income.  Net income for the fiscal year ended June 30, 1998 was $1,845,000, an increase of $432,000, or 30.6%, from $1,413,000 for the fiscal year ended June 30, 1997. Increases in interest income of $1,076,000 combined with a $52,000 increase in noninterest income and a $5,000 decrease in provision for loan losses were offset by increases in interest expense of $512,000, noninterest expense of $81,000 and income taxes of $107,000.

     Net Interest Income. Net interest income increased $564,000, or 10.8%, to $5,766,000 for the year ended June 30, 1998 compared to $5,202,000 for the year ended June 30, 1997. A $1,076,000 increase in interest income was reduced by a $512,000 increase in interest expense.

     Interest Income.  Total interest income for the year ended
June 30, 1998 increased $1,076,000, or 9.2%, to $12,771,000 from
$11,695,000 for the year ended June 30, 1997.  Interest income from loans receivable increased $1,206,000. The increase in income from loans receivable that resulted from a $12,303,000 increase in net loans receivable was somewhat offset by a decrease in the annualized yield on loans from 8.23% for the year ended June 30, 1997 to 8.16%
for the year ended June 30, 1998.  Interest rates were decreased during the year on existing loans pursuant to their adjustable rate
features.   Interest income from investment securities decreased
$155,000 as a large portion of securities held were called for early redemption.  Income from mortgage-backed and related securities decreased $109,000 due to the sale of one security during the year ended June 30, 1997 and principal repayments of the remaining balances.  A larger average balance in Federal funds sold and
FHLB daily time savings resulted in a $135,000 increase in interest income.  Funds to maintain those higher balances were primarily acquired as part of the  purchase of the branches from NationsBank.

     Interest Expense.  Interest expense for the year ended June
30, 1998 was $7,005,000, an increase of  $512,000, or 7.9%, from
$6,493,000 for the year ended June 30, 1997. Interest expense on customer deposits increased $631,000 as the average balance of customer deposits increased. This was partially offset by a decrease in the average deposit rates paid during the period. FHLB advances were paid off at their respective maturity dates to create a $119,000 reduction in interest expense on borrowed funds.

     Provision for Loan Losses.  Provision for loan losses decreased
$5,000, or 7.6%, to $66,000 for the year ended June 30, 1998 from $71,000 for the year ended June 30, 1997. Actual loan charge-offs, net of recoveries, of First Home originated loans were $19,000 for the year ended June 30, 1998 compared to $12,000 for the year ended June 30, 1997.

     Noninterest Income.  Noninterest income increased $52,000 to
$766,000 for the year ended June 30, 1998 from $714,000 for the year ended June 30, 1997. The 7.2% increase included a $119,000, or
30.7%, increase in service charges and other fee income from customer deposit accounts. Two factors influenced the increase in service charges and other fee income. The primary factor was the checking account program begun in July 1995 which has created a continued increase in customer deposit accounts. The second

                                7

factor was the acquisition of $6.7 million in demand accounts as part of the purchase of two branches from NationsBank completed in March 1998.  Gains of $58,000 on the sale of property and equipment for the year ended June 31, 1998 were an increase of
$83,000 from the $25,000 loss recognized during the year ended
June 30, 1997.   The gain for the year ended June 30, 1998 was
primarily from the sale of the assets of Lawson & Lawson Insurance
Agency.

     Insurance commissions increased $16,000, or 25.0%, to $81,000 for the year ended June 30, 1998 from $65,000 for the year ended
June 30, 1997.  The decrease in insurance commissions, because
Lawson & Lawson Insurance Agency was sold, were more than offset by title insurance commissions earned by South Central Missouri Title, Inc. which opened in November 1997. Other increases in noninterest income were $5,000 from real estate operations and other income of $3,000.

     Offsetting the increases described above was a $176,000 reduction in gain on investment securities and mortgage-backed securities to $11,000 for the year ended June 30, 1998 from $187,000 for the year ended June 30, 1997. Information regarding this reduction is provided under "-Gain (Loss) on Investments and Mortgage-backed Securities."

     Noninterest Expense.  Noninterest expense increased $82,000, or
2.2%, from $3,647,000 for the year ended June 30, 1997 to $3,729,000 for the year ended June 30, 1998. Compensation and employee benefit expense increased $457,000, or 25.1%, including $60,000 attributable to salaries and related payroll taxes for staff at the Crane and Galena branches purchased, $38,000 for the hiring of two personnel to assist in the computer conversion and the downloading of the Crane and Galena data into First Home's computer system, an $18,500 bonus to all employees in December 1997 and $28,000 for the addition of personnel for South Central Missouri Title, Inc.
The remaining $105,500 salaries and payroll taxes increase was attributable to hiring of additional personnel at other branches and annual payroll increases for existing personnel.

     Due to the increase in the average fair market value of the Company's common stock, the expense for the Employee Stock Ownership
Plan ("ESOP") increased $195,000. This treatment is required by the American Institute of Certified Public Accountant's Statement of
Position 93-6, "Employer's Accounting for Employee Stock Ownership
Plans." The Statement requires the recording of shares released from the ESOP to be recorded at the average fair market value for the period.

     The remaining increase in compensation and employee benefit expense was $33,000 for group health insurance expense. Addition of employees at Crane and Galena and existing personnel meeting the health plan requirements created the increase.

     Occupancy and equipment expense was $491,000 for the year ended
June 30, 1998 compared to $392,000 for the year ended June 30, 1997.
Included in the $99,000, or 25.2%, increase was $44,000 in additional depreciation expense ($22,000 for the new computer system, $12,000 for the Gainesville building and furnishings placed in service in December 1996, $4,000 for the Crane and Galena buildings and equipment, and the remaining depreciation expense for the replacement of fully depreciated equipment at existing locations).
Also included in the $99,000 increase were $31,000 in maintenance expense ($13,000 on the old computer system, $5,000 for the addition of Crane and Galena branches and the remaining in upgrading alarm and security systems), $11,000 in items expensed primarily relating to the computer conversion, $8,000 in furniture, fixtures and equipment expense (mostly small items purchased for Crane and Galena branches), $5,000 increase in utilities, and $5,000 increase in real estate taxes.

     Other noninterest expense rose to $711,000 for the year ended
June 30, 1998 from $517,000 for the year ended June 30, 1997. The majority of the $194,000, or 37.4%, increase was a $53,000 increase in loss on checking accounts and an increase of $48,000 for correspondent bank processing and service charges. The increase for loss on checking accounts includes a provision of $34,000 to establish a reserve for items deposited with the correspondent bank for which First Home has not yet received credit. In August 1998, the correspondent bank processing was moved to the FHLB.

                                   8

     The remaining $93,000 increase, partially attributable to the Crane and Galena acquisition, was caused by increases in:
postage - $19,000 (28.6%), telephone - $10,000 (19.9%), office supplies - $8,000 (13.3%), cost of checks for customers - $7,000
(24.0%). The branch acquisitions also resulted in $17,000 for amortization of the premium paid on the deposits assumed and the loans purchased, a $22,000 broker fee and $9,000 of filing fees for regulatory approval.

     Advertising and promotional expense increased $32,000, or 44.3%. Marketing expense, consisting of the cost of the gifts given to customers for opening new checking accounts or referring a new customer to open a checking account increased $18,000 as the number of checking accounts opened continued to increase. Other advertising costs increased $14,000 to promote the Crane and Galena branch acquisition.

     The above increases were offset by a decrease in deposit insurance premiums of $708,000. During the year ended June 30, 1997, a $640,000 one-time assessment to recapitalize the SAIF was paid and expensed. The legislation mandating the assessment, however, also provided for reductions in future premiums.

     Gain (Loss) on Investments and Mortgage-backed Securities. As noted in "--Noninterest Income," gain on investment securities and mortgage-backed securities decreased $176,000 from the $187,000 gain reported for the year ended June 30, 1997 to $11,000 for the year ended June 30, 1998. Common and preferred stocks were sold during the year ended June 30, 1998 for $232,000 resulting in a pretax gain of $41,000. The gain was offset by $30,000 in write-downs on a pool of auto loans purchased. During the year ended
June 30, 1997, common and preferred stock were sold for $832,000 resulting in a pretax gain of $223,000. The gain was somewhat offset by a $20,000 loss on the sale of a collaterized mortgage obligation and $16,000 in write-downs on a pool of auto loans purchased.

     Income Taxes. Income tax expense was $891,000 for the year ended June 30, 1998 compared to $784,000 for the year ended June
30, 1997. The increase of $107,000, or 13.7%, was attributable to the $539,000 increase in income before taxes.

     Net Interest Margin. Net interest margin increased by .05% to 3.58% for the year ended June 30, 1998 compared to 3.53% for the year ended June 30, 1997. A decrease in the yield on loans due to the reduction in rates on adjustable-rate loans, was offset by an increase in the yield on investment securities for an overall steady yield on interest-earning assets. A reduction in the cost of customer deposits created an increase in the actual net interest margin.


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

                                  9

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

                                10

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


Financial Condition

     General. During the year ended June 30, 1998, as in previous years, First Home continued its strategy of expanding its loan portfolio and increasing deposit market share within its primary markets. That strategy was enhanced by the decision late last year to enlarge the market area with the acquisition of branches in Crane and Galena. Loan demand continued strong throughout fiscal year 1998 with net loans receivable showing an increase of $12.3 million and deposits an increase of $23.4 million.

     Total Assets. Total assets increased $8.2 million, or 5.0%, to $172.2 million at June 30, 1998, from $164.0 million at June 30, 1997.
The purchase of the Crane and Galena branches created the majority of the increase as $11.3 million in cash, $4.8 million in loans, and $300,000 of buildings and equipment were acquired. Excluding the Crane and Galena purchase, net loans receivable increased $7.5 million. Those increases were partially offset by an $12.2 million decrease in investment securities.

     Cash and Cash Equivalents. Cash and cash equivalents of $11.9 million at June 30, 1998 increased $6.1 million from $5.8 million at June 30, 1997.

     Certificates of Deposit. Certificates of deposit purchased as investments were $2.2 million at June 30, 1998 compared to $1.5 million at June 30, 1997, resulting in a $700,000 increase.

     Investment Securities. Bonds that were called and regular scheduled maturities of investment securities created a $12.2 decrease from $17.1 million at June 30, 1997 to $4.9 million at June 30, 1998.

     Mortgage-backed Securities. Mortgage-backed securities decreased $100,000 to $700,000 at June 30, 1998 from $800,000 at
June 30, 1997. This decrease was the result of regular principal repayments.

     Loans Receivable. Net loans receivable of $146.4 million at June 30, 1998 was an increase of $12.3 million, or 9.2%, from $134.1 million at June 30, 1997. The net loan increase not attributable to the Crane and Galena purchase was funded from the increase in customer deposits, proceeds from maturing investments and certificates of deposit, and cash received from the branch purchase.

                                 11

     Non-accrual Loans. Non-accrual loans remained constant at $57,000 at June 30, 1997 and June 30, 1998.

     Non-performing Assets. Non-performing assets increased to $1.8 million at June 30, 1998, an increase of $300,000, or 20.0%, from $1.5 million at June 30, 1997. Non-performing assets at June
30, 1998 were comprised of 169 loans. At least one monthly payment was received during the quarter ended June 30, 1998 on 124 of those loans which had ending balances totaling $1.6 million.

     Deposits and Borrowings. Deposits increased $23.4 million, or 19.9%, to $141.1 million at June 30, 1998 from $117.7 million at June
30, 1997. Of the total increase, $17.4 million were assumed with the Crane and Galena branch purchase and $6.0 million was attributed to growth at existing locations. FHLB advances were reduced by $17.8 million to $5.7 million at June 30, 1998 compared to $23.5 million at June 30, 1997. Funds from calls of investment securities and from the branch purchase were used to make the repayments.

     Stockholders' Equity. Stockholders' equity was $24.4 million at June 30, 1998 compared to $22.2 million at June 30, 1997. The $2.2 million increase was comprised of net income of $1.8 million, $600,000 in unearned compensation adjustments and $300,000 from the exercise of stock options offset by $200,000 for the repurchase of treasury stock and $200,000 for payment of dividends.

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

     The primary investing activity of First Home is the origination of mortgage loans. Mortgage loans originated by First Home have remained remarkably constant at $41.9 million, $40.6 million and $40.2 million for the years ended June 30, 1998, 1997 and 1996, respectively. Other investing activities include the purchase of investment securities, which totaled $1.7 million, $6.6 million and $6.4 million for the years ended June 30, 1998, 1997 and 1996.
These activities were funded primarily by deposit growth, principal repayments on loans, mortgage-backed securities, other investment securities, and advances.

     OTS regulations require First Home to maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.
First Home's sources of funds include deposits and principal and interest payments from loans and mortgage-backed securities and investments, and FHLB advances. During fiscal years 1998, 1997 and 1996, First Home used its sources of funds primarily to fund loan commitments and to pay maturing savings certificates and deposit withdrawals. At June 30, 1998, First Home had approved loan commitments totaling $1.1 million and undisbursed loans in process totaling $3.6 million.

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

     At June 30, 1998, certificates of deposit amounted to $89.0 million, or 63.1%, of First Home's total deposits, including $63.7 million which were scheduled to mature by June 30, 1999.
Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management of First Home believes it has adequate resources to fund all loan commitments by savings deposits and FHLB advances and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

                                     12
     Currently, the OTS requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings.  In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings.  First Home's liquidity ratios were 16.3%, 15.8% and
10.7% at June 30, 1998, 1997 and 1996, respectively  First Home consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

     OTS regulations require First Home to maintain specific amounts of capital. As of June 30, 1998, First Home was in compliance with all the regulatory capital requirements which were effective as of such date, with tangible, core and risk-based capital ratios of 11.2%, 11.2% and 16.3%, respectively. These ratios exceed the 1.5%, 4.0% and 8.0% required by OTS regulations. In addition, the OTS amended its capital regulations which require savings institutions to maintain specified amounts of regulatory capital based on the estimated effects of changes in market rates and which could further increase the amount of regulatory capital required to be maintained by the Savings Bank. See Note 15 of the Notes to Consolidated Financial Statements.

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

                                       13


{LOGO OF KIRKPATRICK, PHILLIPS & MILLER, CPAs, A PROFESSIONAL \
    CORPORATION}


                      INDEPENDENT AUDITORS' REPORT
                      ----------------------------


 To the Board of Directors and Stockholders
First Bancshares, Inc. and Subsidiaries
Mountain Grove, Missouri

We have audited the accompanying consolidated statements of financial condition of First Bancshares, Inc. and Subsidiaries as of June 30,
1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancshares, Inc. and Subsidiaries as of June 30,
1998 and 1997, and the results of operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.


                          /s/ Kirkpatrick, Phillips & Miller
                          KIRKPATRICK, PHILLIPS & MILLER, CPAs, P.C.

Springfield, Missouri
August 21, 1998



                                  FIRST BANCSHARES, INC.  AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              - - - - - - - - - - - - - - - - - - - - - - - -
                                         June 30, 1998 and 1997
                                                                               1998              1997
                                                                         -------------      -------------
ASSETS
------
Cash and cash equivalents, including interest-bearing accounts
    of $5,898,306 in 1998 and $1,895,311 in 1997                           $   11,862,951      $   5,808,930
Certificates of deposit                                                      2,205,000          1,504,000
Investment securities available-for-sale, at fair value (Notes 1 and 3)      2,701,208         14,227,286
Investment securities held-to-maturity (estimated fair value of
    $1,125,763 in 1998 and $1,625,760 in 1997) (Notes 1 and 3)               1,113,907          1,604,665
Investment in Federal Home Loan Bank stock, at cost (Note 4)                 1,057,600          1,263,800
Mortgage-backed certificates available-for-sale,
   at fair value (Notes 1 and 5)                                               702,722            827,547
Loans receivable held-for-investment, net (Notes 1 and 6)                  146,406,343        134,103,537
Accrued interest receivable (Note 7)                                           664,414        665,112
Prepaid expenses                                                               126,373        117,511
Commissions and other receivables                                                23,906          4,400
Property and equipment, less accumulated depreciation
   and valuation reserve (Notes 1 and 8)                                    4,297,515      3,693,891
Intangible assets, less accumulated amortization (Notes 1 and 2)                1,003,216         31,354
Real estate owned                                                                          -          113,776
Other assets                                                                     7,725          7,165
                                                                         -------------  -------------
    Total assets                                                         $ 172,172,880  $ 163,972,974
                                                                         =============  =============

  LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------
Customer deposits (Note 9)                                               $ 141,058,748  $ 117,684,732
Advances from Federal Home Loan Bank (Note 10)                               5,700,000     23,500,000
Other borrowed funds                                                                -          55,000
Income taxes payable - current (Note 11)                                         74,686          5,023
Deferred income taxes, net (Notes 1 and 11)                                    269,434        272,718
Accrued expenses                                                               705,342        248,857
                                                                         -------------  -------------
    Total liabilities                                                      147,808,210    141,766,330
                                                                         =============  =============
Commitments and contingencies (Note 15)                                            -              -

Preferred stock, $.01 par value; 2,000,000 shares authorized,
   none issued                                                                     -              -
Common stock, $.01 par value; 8,000,000 shares authorized,
   issued 2,693,576 in 1998 and 1,558,530 in 1997, outstanding
   2,213,600 in 1998 and 1,091,554 in 1997                                      26,936         15,585
Paid-in capital                                                             15,838,295     15,250,480
Retained earnings - substantially restricted (Note 16)                      16,823,131     15,211,828
Treasury stock, at cost - 479,976 shares in 1998 and
   466,976 shares in 1997                                                   (7,664,176)    (7,429,669)
Unearned compensation (Note 12)                                               (734,516)    (977,466)
Unrealized gain on securities available-for-sale,
   net of applicable deferred income taxes                                     75,000        135,886
                                                                          ------------  -------------
    Total stockholders' equity                                              24,364,670     22,206,644
                                                                          ------------  -------------
    Total liabilities and stockholders' equity                           $ 172,172,880  $ 163,972,974
                                                                         =============  =============

                            The accompanying notes are an integral part of the
                                     consolidated financial statements
                                                     15

                               FIRST BANCSHARES, INC.  AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                                - - - - - - - - - - - - - - - - - - - -
                               Years Ended June 30, 1998, 1997 and 1996


                                                       1998             1997           1996
                                                   ------------    ------------    -----------
Interest Income:
  Loans receivable                                 $ 11,626,193    $ 10,420,259    $ 8,945,961
  Investment securities                                 873,623       1,028,922        802,995
  Mortgage-backed and related securities                 51,100         160,580        200,611
  Other interest-earning assets                         219,763          84,980        163,631
                                                   ------------    ------------    -----------
      Total interest income                          12,770,679      11,694,741     10,113,198
                                                   ------------    ------------    -----------

Interest Expense:
  Customer deposits (Note 9)                          6,008,164       5,376,936      5,043,681
  Borrowed funds (Note 10)                              996,913       1,115,838        617,749
                                                    -----------     -----------    -----------
      Total interest expense                          7,005,077       6,492,774      5,661,430
                                                    -----------     -----------    -----------

      Net interest income                             5,765,602       5,201,967      4,451,768

Provision (credit) for loan losses                       65,955          71,361         79,500
                                                    -----------      ----------    -----------
      Net interest income after
        provision for loan losses                     5,699,647       5,130,606      4,372,268
                                                    -----------     -----------    -----------
Noninterest Income:
  Service charges and other fee income                  508,635         389,217        270,470
  Gain/(loss) on investment securities and
     mortgage-backed securities                          11,444         187,438        (6,330)
  Gain/(loss) on sale of property and equipment          55,269         (24,988)        20,243
  Loan origination and commitment fees (Note 1)           6,905           7,737          3,184
  Income from real estate operations                     95,115          86,157         93,678
  Insurance commissions                                  81,458          65,144         73,457
  Other                                                   6,995           3,536          4,099
                                                    -----------     -----------     ----------
      Total noninterest income                          765,821         714,241        458,801
                                                    -----------     -----------     ----------
Noninterest Expense:
  Compensation and employee benefits (Note 12)        2,281,341       1,823,972      1,695,707
  Occupancy and equipment                               491,294         392,336        365,150
  Deposit insurance premiums                             74,777         782,542        228,870
  Advertising and promotional                           105,688          73,235        204,469
  Professional fees                                      65,605          58,102         56,606
  Other                                                 710,964         517,278        494,591
                                                    -----------     -----------     ----------
     Total noninterest expense                        3,728,669       3,647,465      3,045,393
                                                    -----------     -----------    -----------
      Income before taxes                             2,736,799       2,197,382      1,785,676

Income Taxes (Note 11)                                  891,316         783,979        631,039
                                                    -----------     -----------    -----------
      Net income                                    $ 1,845,483     $ 1,413,403    $ 1,154,637
                                                    ===========     ===========    ===========
      Basic earnings per share (Note 1)             $     .90       $     .65      $     .48
                                                    ===========     ===========    ===========
      Diluted earnings per share (Note 1)           $     .85       $     .62      $     .46
                                                    ===========     ===========    ===========

                         The accompanying notes are an integral part of the
                                    consolidated financial statements
                                                    16


                                                FIRST BANCSHARES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       - - - - - - - - - - - - - - - - - - - - - - - - -
                                                    Years Ended June 30, 1998, 1997 and 1996
                                  Common                                                                Unrealized       Total
                                   Stock           Paid-in       Retained     Treasury      Unearned  Gain/(Loss) on  Stockholders'
                              Shares     Amount     Capital       Earnings       Stock     Compensation   Securities    Equity
                            ---------  --------  -----------  ------------  -----------   -------------  ----------  -----------
Balance at June 30, 1995    1,400,178   $15,514  $14,921,768   $13,094,085  $(1,907,968)   $(1,460,736)   $171,068)  $24,491,595
  Net income                       -         -            -      1,154,637           -              -           -      1,154,637
  Proceeds from exercise of
     stock options              1,648        16       16,464            -            -              -           -         16,480
  Cash dividends ($.20 per share)  -         -            -       (237,826)          -              -           -       (237,826)
  Purchase of treasury stock
    at cost                  (133,140)       -            -             -    (2,215,113)            -           -     (2,215,113)
  Vesting of MRP stock             -         -            -             -            -          55,390          -         55,390
  Release of ESOP shares           -         -       121,406            -            -         196,300          -        317,706
  Net change in unrealized
    loss on securities
    available-for-sale,
    net of applicable
    deferred income taxes           -        -            -             -           -               -      146,246       146,246
                             ---------   ------   ----------    ----------   ----------     -----------    --------   ----------
Balance at June 30, 1996     1,268,686   15,530   15,059,638    14,010,896   (4,123,081)    (1,209,046)    (24,822)   23,729,115
  Net income                        -        -            -      1,413,403           -              -           -      1,413,403
  Proceeds from exercise of
     stock options               5,490       55       54,845             -           -              -           -         54,900
  Cash dividends ($.20 per share)   -        -            -       (212,471)          -              -           -       (212,471)
  Purchase of treasury stock
    at cost                  (182,622)       -            -             -    (3,306,588)            -           -     (3,306,588)
  Vesting of MRP stock             -         -            -             -            -          55,640          -         55,640
  Release of ESOP shares           -         -       135,997            -            -         175,940          -        311,937
  Net change in unrealized
    gain (loss) on securities
    available-for-sale,
    net of applicable
    deferred income taxes          -         -            -             -             -              -      160,708       160,708
                            ---------  --------  -----------   -----------  ------------   ------------   ---------   -----------
Balance June 30, 1997       1,091,554  $ 15,585  $15,250,480   $15,211,828  $(7,429,669)   $  (977,466)   $ 135,886   $22,206,644
Net income                        -        -            -      1,845,483           -              -           -      1,845,483
  Proceeds from exercise of
     stock options              32,342      324      265,361             -           -              -           -        265,685
  Cash dividends ($.11 per share)   -        -            -       (223,153)          -              -           -       (223,153)
100% stock dividend (Note 1)1,102,704    11,027           -        (11,027)          -              -           -             -
  Purchase of treasury stock
    at cost                   (13,000)       -            -             -      (234,507)            -           -       (234,507)
  Vesting of MRP stock             -         -            -             -            -          55,250          -         55,250
  Release of ESOP shares           -         -       322,454            -            -         187,700          -        510,154
  Net change in unrealized
    gain (loss) on securities
    available-for-sale,
    net of applicable
    deferred income taxes          -         -            -             -             -              -      (60,886)      (60,886)
                            ---------  --------  -----------   -----------  ------------   ------------   ---------   -----------
Balance June 30, 1998       2,213,600  $ 26,936  $15,838,295   $16,823,131  $(7,664,176)   $  (734,516)   $  75,000   $24,364,670
                      ======== ======= =========   ========= =========   =========   =======   =========

              The accompanying notes are an integral part of the consolidated financial statements

                                                 17

                                FIRST BANCSHARES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                - - - - - - - - - - - - - - - - - - -
                               Years Ended June 30, 1998, 1997 and 1996
                                                        1998            1997           1996
                                                   ------------    ------------   ------------
Cash flows from operating activities:
  Net income                                       $  1,845,483    $  1,413,403   $  1,154,637
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                      223,681         178,489        161,513
      Amortization                                       18,183          11,159         15,765
      Premiums and discounts on mortgage-backed
        securities and investment securities             (9,690)         (1,353)         5,842
      Loss (credit) on loans, net of recoveries          65,955          71,361         79,500
      Unrealized loss on investment securities           30,000          16,000         33,000
      Gain on sale of investment securities
           and mortgage-backed securities               (41,444)       (203,438)       (26,670)
      (Gain)/ loss on sale of equipment                  (1,813)         24,988        (20,243)
      Gain on sale of intangible assets                 (49,829)             -              -
      Gain on sale of real estate owned                  (3,627)             -              -
      Income reinvested on investment securities
        and Federal Home Loan Bank stock                     -               -         (31,391)
      Vesting of MRP shares                              55,250          55,658         55,431
      Release of ESOP shares                            510,154         311,937        317,706
      Net change in operating accounts:
        Accrued interest receivable and other assets     51,214        (207,527)       (35,816)
        Deferred loan costs                             (59,487)        (37,034)       (23,912)
        Accrued expenses                                391,485          53,235         32,185
        Deferred income taxes                            29,963          39,759         16,064
        Income taxes payable - current                   69,663         (87,146)        43,425
                                                    ------------    ------------   ------------
          Net cash from operating activities          3,125,141       1,639,491      1,777,036
                                                    ------------    ------------   ------------
Cash flows from investing activities:
  Purchase of investment securities
    available-for-sale                               (1,644,900)     (6,224,000)    (5,645,800)
  Purchase of investment securities held-to-maturity   (105,000)             -        (685,000)
  Purchase of Federal Home Loan Bank stock                   -         (374,000        (90,300)
  Proceeds from maturities of investment securities
    available-for-sale                               12,900,450       1,000,000      5,016,695
  Proceeds from maturities of investment securities
    held-to-maturity                                    563,759         610,542        445,872
  Proceeds from sale of investment securities
    available-for-sale                                  231,948         832,277      1,464,308
  Proceeds from sale of Federal Home Loan Bank stock    206,200              -              -
  Net change in certificates of deposit                (701,000)        815,000      1,803,000
  Net change in loans receivable                     (7,561,466)    (15,471,648)   (17,433,330)
  Proceeds from principal payments and maturities
    of mortgage-backed certificates                     122,405         127,895        265,265
  Proceeds from sales of mortgage-backed
    certificates                                             -        1,980,000             -
  Purchases of property and equipment                  (496,056)       (710,755)      (832,818)
  Proceeds from sale of property and equipment           11,761           7,500         32,800
  Proceeds from sale of intangible assets                80,000              -              -
  Net proceeds from sale of real estate owned           158,461              -          29,112
  Net cash received in acquisition of
    branches (Note 2)                                11,274,501              -              -
                                                    ------------    ------------   ------------
       Net cash from (used in) investing activities  15,041,063     (17,407,189)   (15,630,196)
                                                    ------------    ------------   ------------8
                                                         17

                                      FIRST BANCSHARES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 - - - - - - - - - - - - - - - - - - - - - - - - -
                                      Years Ended June 30, 1998, 1997 and 1996

                                                       1998             1997          1996
                                                  -------------   -------------   ------------
Cash flows from financing activities:
  Net change in demand deposits, savings accounts,
    and certificates of deposit                    $  5,947,762    $ 11,724,505   $  7,571,221
  Payments on borrowed funds                        (18,055,000)     (3,500,000)            -
  Proceeds from borrowed funds                          200,000      13,500,000      8,500,000
  Proceeds from sale of common stock                    252,715          54,900         16,480
  Cash dividends paid                                  (223,153)       (212,471)      (237,826)
  Purchase of treasury stock                           (234,507)     (3,306,588)    (2,215,113)
                                                   -------------   -------------   ------------
      Net cash from (used in) financing activities  (12,112,183)     18,260,346     13,634,762
                                                   ------------    -------------   ------------

Net increase (decrease) in cash and cash equivalents  6,054,021       2,492,648       (218,398)

Cash and cash equivalents -
  beginning of period                                 5,808,930       3,316,282      3,534,680
                                                   ------------     -----------     -----------
Cash and cash equivalents -
  end of period                                    $ 11,862,951    $  5,808,930   $  3,316,282
                                                   ============    ============   =============

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest on deposits and
      other borrowings                             $  6,541,148    $  6,462,776   $  5,658,063
    Income taxes                                        798,195         831,149        567,602


Supplemental schedule of non-cash investing and
  financing activities:
  Loans and other real estate
    charged off to reserve                         $     19,414    $    109,863   $      1,117
  Loans transferred to real estate
    acquired in settlement of loans                      41,058         113,776         29,112





                     The accompanying notes are an integral part of the
                             consolidated financial statements
                                            19

                         FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     First Bancshares, Inc., a Missouri corporation, was organized on September 30, 1993 for the purpose of becoming a unitary savings and loan holding company for First Home Savings Bank. The Savings Bank is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in southern Missouri. It also provided insurance brokerage activities through a subsidiary corporation until September 1997. The Savings Bank is subject to competition from other financial institutions. The Company and Savings Bank are also subject to the regulation of certain federal agencies and undergo periodic examinations by those regulatory authorities. In November of 1997, South Central Missouri Title, Inc. was formed as a subsidiary corporation of First Bancshares, Inc. South Central is a licensed agent to sell title insurance and also provides real estate sales closing services.

     To assist the reader in evaluating the financial statements of First Bancshares, Inc. and Subsidiaries, the significant accounting policies are summarized below.

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

     Principles of consolidation - The accompanying consolidated financial statements include the accounts of First Bancshares, Inc. and its wholly-owned subsidiaries, the Savings Bank and South Central Missouri Title, Inc., and Fybar Service Corporation, a wholly-owned subsidiary of the Savings Bank. In consolidation, all significant intercompany balances and transactions have been eliminated.

     Consolidated statements of cash flows - For purposes of the consolidated statements of cash flows, cash consists of cash on hand and deposits with other financial institutions which are unrestricted as to withdrawal or use. Cash equivalents include highly-liquid instruments with an original maturity of three months or less.


                               20

                          FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     Investment securities and mortgage-backed certificates -
          Securities are classified in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which establishes three classifications of investment securities: held-to-maturity, trading and available-for-sale. Trading securities are acquired principally for the purpose of near term sales. Such securities are reported at fair value and unrealized gains and losses are included in income. At June 30, 1998 and 1997, the Company had no securities designated as trading securities. Securities which are designated as held-to-maturity are designated as such because the investor has the ability to hold these securities to maturity. Such securities are reported at amortized cost.

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

          The accrual of interest on impaired loans is discontinued when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past due 90 days or more, except when the loan is well secured and in the process of collection. Any accrued but uncollected interest previously recorded on such loans is generally reversed in the current period and interest income is subsequently recognized upon collection. Cash collections subsequently received are applied against outstanding principal until the loan is considered fully collectible, after which cash collections are recognized as interest income.

          The Company reports the change in present value of the expected future cash flows related to impaired loans as an increase or decrease in bad debt expense.

                                       21

                          FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     Property and equipment and related depreciation - Property and equipment has been stated at cost except as discussed in Note (8). Depreciation has been principally computed by applying the following methods and estimated lives:

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

     Intangible assets - Intangible assets have been recorded by the Savings Bank in connection with the acquisition of two branches from NationsBank, which is discussed further in Note (2). The premium paid by the Savings Bank for the branches is being amortized on a straight-line basis over fifteen years. Amortization expense relating to this premium was $17,000 in 1998.

          Intangible assets were also recorded by Fybar Service Corporation in connection with the acquisiton of Lawson and Lawson Insurance Agency, Inc. during October, 1991. In September, 1997, the intangible assets of Lawson and Lawson were sold. Amortization expense relating to these intangible assets were $1,183, $11,159 and $15,765 in 1998, 1997 and 1996, respectively.

     Income taxes - The Company files a consolidated federal income tax return with its wholly-owned subsidiaries. The income tax effect of timing differences in reporting transactions for financial reporting and income tax purposes is reflected in the financial statements as deferred income taxes.

          Income taxes are accounted for under the asset and liability method in accordance with
          SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

                                 22

                        FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     Allowance for loan losses - The Savings Bank maintains an allowance for loan losses to absorb possible future losses that may be realized on its loan portfolio. In conjunction with a review of the loan portfolio, the allowance for loan losses is evaluated and adjusted at least quarterly. In evaluating the allowance for loan losses, management considers various factors including historical loss experience, the level and trend of delinquent and classified loans, current and anticipated economic, and real estate conditions, and the composition of the loan portfolio. Losses incurred upon initial acquisition of real estate owned through foreclosure are charged to the allowance for loan losses.

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

     Loan origination fees and costs - Loan origination fees and costs are recorded in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Under SFAS No. 91, loan origination fees and certain direct loan origination costs are deferred and recognized in interest income over the contractual lives of the related loans using the interest method. When a loan is paid-off or sold, the unamortized balance of these deferred fees and costs is recognized in income.

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

     Stock Dividend - On December 30, 1997, the Company's Board of
          Directors declared a two-for-one stock split (in the form of a 100% stock dividend) of First Bancshares, Inc.
          common stock to stockholders of record on January 16, 1998, payable on January 30, 1998. Common stock was increased and retained earnings was reduced for the aggregate par value of the shares issued. The stated par value of each share was not changed from $.01.

         All per share amounts and average shares outstanding have been restated to reflect the aforementioned stock dividend.

                                     23

                      FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     Earnings per share - In February 1997, the Financial Accounting
          Standards Board ("FASB") issued SFAS No. 128, "Earnings
          Per Share." SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation. The Company adopted SFAS No. 128 for the year ended June 30, 1998, and prior periods were restated. The adoption of this standard did not have a material effect on previously reported earnings per share.

          Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the Company. Dilutive potential common shares are added to weighted average shares used to compute basic earnings per share. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock.

     New accounting standards - In June 1997, FASB issued SFAS No.
          130, "Reporting Comprehensive Income", which establishes standards for reporting and presenting of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. SFAS No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company's most significant component of other comprehensive income is the unrealized holding gains and losses on investment securities classified as available-for-sale.

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

                                  24

                    FIRST BANCSHARES, INC AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                - - - - -  - - - - - - - - - - - - - - - - -
                   Years Ended June 30, 1998, 1997 and 1996


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

          In February 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997, and requires comparative information for earlier years to be restated, unless such information is not readily available. The adoption of SFAS No. 132 is not expected to have a material impact on the Company.

          In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities.
          It requires that an entity recognize all derivatives as either assets or liabilities in the Statement of Financial Position and measure those instruments at fair value.
          This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this standard is not expected to have a material impact on the Company.

     Reclassifications - Certain accounts in the prior-years' consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year consolidated financial statements.

(2)  ACQUISITION

     In March 1998, the Savings Bank purchased two bank branch offices from NationsBank. The branches are located at Crane and Galena, Missouri. As part of the agreement, the Savings Bank assumed customer deposits of $17,426,254 and other liabilities of $65,000 in exchange for loans of $4,787,311, premises and equipment of $341,197, cash of $11,274,501 and other assets of $68,029. The Savings Bank paid a premium of $1,020,216 for the loans purchased and customer deposit accounts assumed. The acquisition was recorded using the purchase method of accounting. Results of operations of the branches acquired are included in the accompanying financial statements since the date of acquisition.

                               25


                          FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996


(3)  INVESTMENT SECURITIES

     As discussed in Note (1), the Company has designated certain securities as available-for-sale.

     A summary of the investment securities available-for-sale at June 30, 1998 is as follows:

                                                                                Estimated
                                        Amortized        Gross Unrealized          Fair
                                           Cost         Gains       Losses         Value
                                      ------------   ----------   ----------   --------------
     United States Government and
       Federal Agencies obligations   $  1,700,000   $      750   $   (1,300)   $   1,699,450
     Mutual funds                           34,098        3,410           -            37,508
     Common and preferred stocks           848,000      116,250           -           964,250
                                     -------------   ----------   -----------   -------------
         Total                        $  2,582,098   $  120,410   $   (1,300)   $   2,701,208
                                      ============   ==========   ===========   =============

     The amortized cost and estimated market value of debt securities available-for-sale at June 30, 1998 are summarized below by contractual terms to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Amortized        Estimated
                                                Cost          Fair Value
                                           -------------    -------------
     Due in one year or less               $     300,000    $     300,750
     Due after one year through five years       900,000          899,700
     Due after five years through ten years      500,000          499,000
                                             ------------     ------------
          Total                             $  1,700,000     $  1,699,450
                                            ============     ============

     Proceeds from the sales of common and preferred stock held as available-for-sale during the year ended June 30, 1998 were $231,948. A gain of $41,444 was recognized on these sales.

     A summary of investment securities held-to-maturity at June 30, 1998 is as follows:


                                                                                  Estimated
                                       Amortized         Gross Unrealized            Fair
                                          Cost         Gains          Losses         Value
                                      ------------    ---------     ----------    -----------
     Obligations of states and
       political subdivisions          $ 1,050,443    $  11,856     $      -      $ 1,062,299
     Auto and student loan pools            63,464           -             -           63,464
                                       -----------    ---------     ----------    -----------
        Total                          $ 1,113,907    $  11,856     $      -      $ 1,125,763
                                      ============    =========     ==========    ===========

                                            26

                          FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996


(3)  INVESTMENT SECURITIES - (CONTINUED)

     Auto and student loan pools are stated at net realizable value in 1998, 1997 and 1996. The auto loan pool was written down to its estimated net realizable value because, in the opinion of management, the decline in market value of that security is considered to be other than temporary. The amount of the losses, $30,000, $16,000 and $33,000 for 1998,
     1997 and 1996, respectively, have been charged to operations.

     The amortized cost and estimated market value of investment securities held-to-maturity at June 30, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                              Amortized        Estimated
                                                 Cost          Fair Value
                                            ------------     ------------
     Due in one year or less                 $   529,880      $   531,395
     Due after one year through five years       444,027          451,897
     Due after five years through ten years      140,000          142,471
                                             -----------      -----------
         Total                               $ 1,113,907      $ 1,125,763
                                             ===========      ===========

     A summary of the investment securities available-for-sale at June 30, 1997 is as follows:

                                                                                  Estimated
                                        Amortized       Gross Unrealized             Fair
                                           Cost        Gains        Losses           Value
                                       -----------   ----------  -----------     ------------
     United States Government and
         Federal Agencies obligations  $13,041,337   $  105,037   $  (18,875)     $13,127,499
     Domestic corporate obligations        150,075           -            (75)        150,000
     Mutual funds                           34,548        2,512           -            37,060
     Common and preferred stocks           790,569      131,123       (8,965)         912,727
                                       -----------   ----------   -----------     ------------
         Total                         $14,016,529   $  238,672   $  (27,915)     $14,227,286
                                       ===========   ==========   ===========     ===========

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

     A summary of investment securities held-to-maturity at June 30, 1997 is as follows:

                                                                                 Estimated
                                        Amortized        Gross Unrealized           Fair
                                           Cost        Gains         Losses         Value
                                       -----------   ----------   -----------    ------------
     Obligations of states and
       political subdivisions          $ 1,492,441    $  21,095    $      -       $ 1,513,536
     Auto and student loan pools           112,224           -            -           112,224
                                       -----------    ---------    ----------     -----------
        Total                          $ 1,604,665    $  21,095    $      -       $ 1,625,760
                                       ===========    =========    ==========     ===========

                                          27
                          FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996

(3)     INVESTMENT SECURITIES - (CONTINUED)


     The book value of securities pledged as collateral, to secure public deposits was $1,392,427 at June 30, 1998 and $1,469,354 at June 30, 1997. The approximate fair value of pledged securities was $1,393,896 at June 30, 1998 and $1,477,332 at June 30, 1997.

(4)  INVESTMENT IN FEDERAL HOME LOAN BANK STOCK

     Investment in stock of the Federal Home Loan Bank is required by law of every Federally-insured savings institution. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has been at par value.

     The Savings Bank, as a member of the Federal Home Loan Bank of Des Moines, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Des Moines in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the Federal Home Loan Bank of Des Moines. The Savings Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Des Moines stock of $1,057,600 at June 30, 1998.

(5)  MORTGAGE-BACKED SECURITIES

     The amortized cost and estimated market values of mortgage-backed securities available-for-sale as of June 30, 1998 are summarized below:

                                                                                   Estimated
                                        Amortized        Gross Unrealized             Fair
                                           Cost        Gains           Losses         Value
                                        ----------    ---------     ---------     -----------
     FHLMC certificates                 $  276,499    $   1,887      $     -       $  278,386
     FNMA certificates                     338,824          285          (640)        338,469
     GNMA certificates                      83,366        2,501            -           85,867
                                        ----------    ----------     ---------     ----------
       Total                            $  698,689    $   4,673      $   (640)     $  702,722
                                        ==========    =========      =========     ==========

     The amortized cost and estimated market values of mortgage-backed securities available-for-sale as of June 30, 1997 are summarized below:

                                                                                   Estimated
                                            Amortized       Gross Unrealized          Fair
                                               Cost       Gains         Losses        Value
                                           ----------   ---------     ----------   -----------
     FHLMC certificates                    $  333,791   $   3,336     $      -     $   337,127
     FNMA certificates                        394,350          -         (1,185)       393,165
     GNMA certificates                         92,954       4,301            -          97,255
                                           ----------   ---------     ----------   -----------
       Total                              $   821,095   $   7,637    $   (1,185)   $   827,547
                                          ===========   =========    ===========   ============

                         FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996

(5)  MORTGAGE-BACKED SECURITIES - (CONTINUED)

     Proceeds from the sale of a collateralized mortgage obligation during the year ended June 30, 1997 was $1,980,000. A loss of $20,000 was recognized on this sale.


(6)  LOANS RECEIVABLE

     Loans receivable at June 30 consist of the following:

                                                 1998            1997
                                           -------------   --------------
     First mortgage loans                  $ 132,745,973    $ 123,403,476
     Loans to depositors, secured by
       savings accounts                        1,662,078        1,300,921
     Consumer and automobile loans             8,706,448        6,450,166
     Second mortgage loans                     4,909,851        4,278,560
     Other loans                               2,371,898        2,161,552
                                             -----------    -------------
        Total gross loans                    150,396,248      137,594,675
     Reserve for loan losses                    (528,084)        (481,543)
     Loans in process                         (3,628,736)      (3,117,023)
     Unamortized deferred loan costs, net
       of origination fees                       166,915          107,428
                                            ------------     ------------
        Net loans receivable               $ 146,406,343    $ 134,103,537
                                           =============    =============

     Activity in the allowance for loan losses is summarized as follows for the years ended June 30:

                                                  1998             1997
                                              ----------        ---------
                                                   <c.
     Balance at beginning of year              $ 481,543        $ 520,045
     Provision charged to income                  65,955           71,361
     Charge-offs                                 (32,394)        (114,148)
     Recoveries                                   12,980            4,285
                                              ----------        ---------
       Balance at end of year                  $ 528,084        $ 481,543
                                               =========        =========

     The Savings Bank primarily grants first mortgage loans to customers throughout southern Missouri. The loans are typically secured by real estate or personal property.

     As of June 30, 1998 and 1997, the total recorded investment in impaired loans was $81,120 and $97,438. Respectively, as recognized in conformity with FASB Statement No. 114, as amended by FASB Statement No. 118. This amount was subject to allowances for credit losses of $81,120 and $77,328, as of June 30, 1998 and 1997, respectively. During 1998 and 1997, the average recorded investment in impaired loans was $86,579 and $166,862, respectively. Interest income recognized in 1998 and 1997 during the period in which the underlying loans were considered impaired was $956 and $3,440, respectively.

                                29


                        FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996

(7)  ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable at June 30 is summarized as follows:

                                                  1998            1997
                                             -----------       ----------
     Investment securities                    $   45,168          210,558
     Mortgage-backed securities                    8,799            8,799
     Loans receivable                            610,447          445,755
                                              ----------       ----------
          Total                               $  664,414       $  665,112
                                              ==========       ==========

(8)  PROPERTY AND EQUIPMENT

     Property and equipment at June 30 consists of the following:

                                                              1998
                                       ------------------------------------------------------
                                                       Accum.       Valuation
         Category                          Cost        Deprec.       Reserve          Net
   ----------------------------        -----------   ----------     ---------     -----------
     Land                              $   448,777   $       -      $      -      $   285,759
     Buildings                           2,893,596      755,364            -        1,949,196
     Office furniture,
       fixtures and equipment            1,739,449      894,827            -          458,932
     Automobiles                           102,350       41,055            -           44,436
     Investment real estate              1,420,618      155,491       271,147         955,568
                                       -----------   ----------     ---------     -----------
         Total                         $ 6,604,790  $ 2,036,128     $ 271,147     $ 4,297,515
                                       ===========  ===========     =========     ===========

                                                              1997
                                      ------------------------------------------------------
                                                      Accum.        Valuation
           Category                       Cost        Deprec.        Reserve           Net
     ------------------------          -----------  ----------      ---------    ------------
     Land                              $   285,759  $       -       $      -     $    285,759
     Buildings                           2,704,560     755,364             -        1,949,196
     Office furniture,
       fixtures and equipment            1,353,759     894,827             -          458,932
     Automobiles                            85,491      41,055             -           44,436
     Investment real estate              1,382,206     155,491        271,147         955,568
                                       -----------  ----------      ---------    ------------
         Total                         $ 5,811,775  $1,846,737      $ 271,147    $  3,693,891
                                       ===========  ==========      =========    ============

     Depreciation charges to operations for the years ended June 30, 1998, 1997 and 1996 were $223,681, $178,489, and $161,513, respectively. The depreciation policies followed by the Company are described in Note (1).

     A valuation reserve has been established for certain investment real estate to adjust the property to its net realizable value at June 30, 1998 and 1997.

                                  30


                         FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996

(9)  CUSTOMER DEPOSITS

     A summary of deposit accounts at June 30 is as follows:


                                                         1998                      1997
                                                    Amount      %              Amount      %
                                                ------------  ------     --------------  ------
     Noninterest-bearing checking               $  4,462,915    3.2%     $   3,270,891    2.8%
     Interest-bearing checking                    21,967,908   15.6         14,403,732   12.2

     Super Saver money market                     17,550,514   12.4         14,877,924  12.7

     Savings                                       8,112,612    5.7          5,587,995   4.7
     Certificates of Deposit                      88,964,799   63.1...................79,544,190  67.6
                                                ------------   ----       ------------  -----

          Total                                $ 141,058,748  100.0%     $ 117,684,732 100.0%
                                               =============  ======     ============= ======

     The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was $14,563,772 and $13,970,628 at June 30, 1998 and 1997, respectively.

     At June 30, 1998, scheduled maturities of certificates of deposit are as follows:

           1999                                 $   63,724,663
           2000                                     13,571,359
           2001                                      4,809,618
           2002                                      5,446,418
           2003 and later                            1,412,741
                                     --------------
                                     $   88,964,799
                                     ==============

                                        31


                           FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996


(10)  ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWED FUNDS

     The advances listed below were obtained from the Federal Home Loan Bank of Des Moines and secured by Federal Home Loan Bank stock, loans, investment securities and deposit accounts. Interest is payable monthly. Advances from the Federal Home Loan Bank at June 30 are summarized as follows:

caption>
                                                           1998             1997
                                                      ------------     ------------
     Three year, 5.98% fixed;  matures June 1998      $         -      $  5,000,000

     Two year; 5.51% fixed; matures December 1997               -         3,000,000

     Five year; 5.78% fixed; paid in full                       -         2,000,000

     One year; 5.92% fixed; matures September 1997              -         4,500,000

     One year; 5.46% fixed; matures November 1997               -         2,000,000

     Two year; 5.74% fixed; matures November 1998        2,000,000        2,000,000

     Three year; 5.85% fixed; matures November 1999      2,000,000        2,000,000

     One year; 5.86% fixed; matures June 1998                   -         1,500,000

     Two year; 6.19% fixed; matures June 1999            1,500,000        1,500,000
     Two year; 5.90% fixed; matures January 2003           200,000               -

                                                      ------------     ------------
             Total                                    $  5,700,000     $ 23,500,000
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

     As of June 30, 1998, the Savings Bank had an open line of credit with the Federal Home Loan Bank of Des Moines. There was no balance outstanding at June 30, 1998. The line of credit has a limit of $7,000,000 and expires on September
     11, 1998. The interest rate is adjustable as indexed to the Federal Home Loan Bank daily investment return. At June 30, 1998, any outstanding advances on the line would have been at 6.37%.

                                       32

                         FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996


(10)  ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWED FUNDS -
        (CONTINUED)

     Maturities of Federal Home Loan Bank advances and other borrowed funds are as follows:

                                     Aggregate
                                      Annual
          Year Ended June 30         Maturities
          ------------------      -------------
                1999               $  3,500,000
                2000                  2,000,000
                2001                         -
                2002                         -
                2003                    200,000
            Later Years                      -
                                   ------------
                                  $  5,700,000
                                  =============

     Interest expense on borrowed funds for the years ended June 30 is summarized below:

                                           1998          1997        1996
                                        -----------   ---------   ---------
     Advances from Federal Home Loan
       Bank                             $   992,959  $1,111,990   $ 613,899
     Other borrowings                         3,954       3,848       3,850
                                        -----------   ---------   ---------
         Total                          $   996,913  $1,115,838   $ 617,749
                                       ============   =========   =========

(11)  INCOME TAXES

     The provision for income tax expense for the years ended June 30 is as follows:

                              1998         1997          1996
                           ----------   ----------   ----------
     Current               $  858,842   $  744,220   $  614,992
     Deferred                  32,474       39,759       16,047
                           ----------   ----------   ----------
         Total             $  891,316   $  783,979   $  631,039
                           ==========   ==========   ==========

     The provision for income taxes differs from that computed at the statutory corporate rate, 34% for the years ended June 30, 1998, 1997 and 1996, as follows:

                                         1998         1997         1996
                                      ---------    ---------    ---------
     Tax at statutory rate            $ 930,512    $ 747,110    $ 607,130
     Increase (decrease) in taxes
       resulting from:
         State taxes, net of
           federal benefit               68,966       56,179       51,207
         Tax-exempt income              (24,665)     (32,586)     (37,380)
         Employee benefit plans         (85,975)      12,183       30,068
         Net effect of other
           book/tax differences           2,478        1,093      (19,986)
                                     -----------   ----------    ---------
     Provision for income taxes       $ 891,316    $ 783,979    $ 631,039
                                      =========    =========    =========

                                       33


                         FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996

(11)  INCOME TAXES - (CONTINUED)

     Deferred income tax expense results from timing differences in the recognition of income and expense for tax and financial reporting purposes. The sources of the differences and the related tax effects for the years ended June 30 were as follows:

                                                    1998         1997         1996
                                                ----------    ----------   ----------
     Difference in depreciation methods
       used for tax purposes and
        financial statements                     $  26,281     $  48,496    $   2,066
     Effect of health insurance plan
       reserves not currently deductible             6,010         5,431          (9,210)
     Use of different methods for computing
       loan loss reserves for tax purposes
       and financial statements                    (28,083)       14,246       (7,384)
     Use of different methods for computing
       net deferred loan costs/fees for tax
       purposes and financial statements            17,741        17,932       21,968
     Other book/tax differences                     10,525       (46,346)       8,607
                                                 ----------     --------      --------
       Increase in deferred income taxes         $  32,474     $  39,759    $  16,047
                                                 =========     =========    =========

     The components of deferred tax assets and liabilities as of June 30, 1998 and 1997 consisted of:

                                                                  1998        1997
                                                               ---------   ---------
     Deferred tax assets:
       Reserve for loan losses                                 $ 195,391   $ 178,171
       Reserve for losses on uncollected funds                    12,580          -
       Valuation reserve on investment real estate                92,190      92,190
       Unrealized losses on securities available-for-sale            720      10,720
       Health insurance plan reserves not
         currently deductible                                      1,055       7,065
       Book amortization in excess of tax amortization                -        5,855
       Nontemporary decline in security held-to-maturity          14,800      20,720
       Unearned compensation                                      10,842       9,163
                                                               ---------   ---------
          Total gross deferred tax benefits                    $ 327,578   $ 323,884
                                                               ---------   ---------
     Deferred tax liabilities:
       Tax depreciation in excess of book depreciation         $ 237,229   $ 210,948
       Federal Home Loan Bank stock dividends                     60,936      68,709
       Bad debt reserves for tax purposes in excess of
         base year bad debt reserve                              136,215     147,078
       Unrealized gains on securities available-for-sale          46,282      91,134
       Installment sale recognition                                9,141          -
       Unamortized deferred loan costs, net of fees               96,474      78,733
       Other                                                      10,735          -
                                                               ---------   ---------
         Total gross deferred tax liabilities                  $ 597,012   $ 596,602
                                                               ---------   ---------
           Net deferred tax liabilities                        $(269,434)  $(272,718)
                                                               ==========  =========

                                   34

                         FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996

(11)  INCOME TAXES - (CONTINUED)

     In accordance with SFAS No. 109, a deferred tax liability has not been recognized for tax basis bad debt reserves of approximately $2,145,621 of the Savings Bank that arose in tax years that began prior to December 31, 1987. At June 30, 1998 the amount of the deferred tax liability that had not been recognized was approximately $793,880. This deferred tax liability could be recognized if, in the future, there is a change in federal tax law, the Savings Bank fails to meet the definition of a 'qualified savings institution,' as defined by the Internal Revenue Code, certain distributions are made with respect to the stock of the Savings Bank, or the bad debt reserves are used for any purpose other than absorbing bad debts. In August 1996, new legislation was enacted which provided for the recapture into taxable income of certain amounts previously deducted as additions to the bad debt reserves for income tax purposes. The Savings Bank began changing its method of determining bad debt reserves for tax purposes during 1996.
     The amounts to be recaptured for income tax reporting purposes are considered by the Savings Bank in the determination of the net deferred tax liability.


(12)  EMPLOYEE BENEFIT PLANS

     The Savings Bank participates in a multiple-employer defined benefit pension plan covering substantially all employees. Separate actuarial valuations are not available for each participating employer, nor are plan assets segregated. Pension expense for the years ended June 30, 1998, 1997 and 1996 was approximately $3,800, $3,681, and $3,638, respectively. Plan assets exceeded the present value of accumulated plan benefits at June 30, 1998, the latest actuarial valuation date.

     The Company established an internally-leveraged ESOP in December 1993 that covers all employees that are age 21 or older and have completed one year of service with the Savings Bank. The Savings Bank makes annual contributions to the ESOP equal to the ESOP's debt service in addition to dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt to the Company. As the debt is repaid, shares are released from collateral and allocated to active participants, in proportion to their compensation relative to total compensation of active participants. The loan will be repaid principally from the Savings Bank's discretionary contributions to the ESOP over a period of ten years. As of June 30, 1998, the loan had an outstanding balance of $708,321 and an interest rate of 6%.

     The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans". Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares as a reduction of stockholders' equity in the consolidated balance sheets. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. Benefits generally become 20% vested after each year of credited service beyond two years. Vesting is accelerated upon retirement, death, or disability of the participant. Forfeitures are returned to the Savings Bank or reallocated to other participants to reduce future funding costs. Benefits may be payable upon retirement, death, disability or separation from service. Since the Savings
     Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. The Savings Bank

                                   35
</page

                        FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996

(12)  EMPLOYEE BENEFIT PLANS - (CONTINUED)

recorded $496,302 of ESOP compensation expense in 1998, $302,763 in 1997 and $312,118 in 1996.

     A summary of ESOP shares at June 30, 1998 is as follows:

     Allocated shares                    125,086
     Shares committed for release         37,540
     Unreleased shares                   132,656
                                      ----------

          Total                          295,282
                                      ----------
     Fair value of unreleased shares  $1,757,692
                                      ==========

     The Savings Bank has adopted a Management Recognition Plan ("MRP") for the benefit of the directors, officers and employees of the Savings Bank. The MRP provides directors, officers and employees of the Company with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Savings Bank. The MRP is managed by trustees comprised of the directors of the Company. The plan authorizes the Company to grant up to 60,834 shares of the Company stock, all of which are awarded as of June 30, 1998.
     These shares represent unearned compensation and have been accounted for as a reduction of stockholders' equity. Such awards vest at the rate of 20% at the end of each twelve months. Vesting is accelerated upon retirement. The Savings Bank recorded $52,250 of compensation expense under the MRP in 1998, $55,658 in 1997 and $55,431 in 1996.

     The Company has reserved 304,174 shares of common stock under the 1994 Stock Option and Incentive Plan (Stock Option Plan) for the benefit of certain officers, employees and directors. The Stock Option Plan is administered by a committee of the Board of Directors. Management intends that options granted under the Stock Option Plan constitute both incentive and non-incentive stock options.

     Options granted to non-employee directors will constitute non-incentive stock options. With respect to incentive stock options, the option exercise price may be no less than the fair market value of the Company's common stock on the date of grant. All options expire no later than ten years from the date of grant. The option grants vest at a rate of 20% at the end of each 12 months.

                                      36

                          FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996

(12)  EMPLOYEE BENEFIT PLANS - (CONTINUED)

     A summary of the Company's stock option activity, and related information for the years ended June 30 follows:

                                      1998              1997                 1996
                                -----------------  -----------------  ----------------------
                                         Weighted           Weighted          Weighted
                                          Average            Average            Average
                                          Exercise           Exercise           Exercise
                                 Options    Price    Options   Price   Options    Price
                                ---------   ------   -------   -----   -------    -----
Outstanding - beginning of year   247,320    5.05    258,300    5.05    364,140    5.05
Granted                                -      -           -       -          -       -
Exercised                         (52,692)   5.04    (10,980)   5.00    (3,296)     5.00
Forfeited                            (648)   5.00        -      -       (2,544)     5.0
                                 ---------          --------           ---------
Outstanding - end of year         193,980    5.06    247,320    5.05    258,300     5.05
                                 ========           ========           =========
Exercisable at end of year        140,512    5.05    140,784    5.05     98,696     5.04
                                 ========           ========           =========

     Exercise prices for options outstanding as of June 30, 1998 ranged from $5.00 to $7.75. The weighted-average remaining contractual life of those options is 5.5 years.

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

     All references in this note to the number of shares and per share amounts have been restated to reflect the 100% stock dividend.

                                  37

                         FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996

(13) EARNINGS PER SHARE
     The following information shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock. The amounts in the income columns represent the numerator and the amounts in the shares columns represent the denominator.

                                      1998                           1997                              1996
                         ---------------------------     -------------------------------     -----------------------------
                                              Per Share                          Per Share                         Per Share
                        Income     Shares      Amount    Income     Shares     Amount   Income     Shares      Amount
                        -------    -------     ------    -------    -------       ------    ---------   --------     ------
Basic EPS:
Income available
  to Common
  Stockholders        $ 1,845,483  2,039,290    $ .90   $1,413,403  2,174,446    $ .65    $ 1,154,637  2,422,462    $ .48
                                                =====                            ====                             ======

Effect of
  dilutive securities         -      121,818                -         107,904                             98,406
                     ------------------------            ---------------------             ----------------------

Diluted EPS:
Income available to
stockholders plus
stock options       $ 1,845,483  2,161,108      $ .85  $1,413,403  2,282,350    $ .62   $1,154,637  2,520,868     $ .46

(14)  RELATED PARTY TRANSACTIONS

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


                                           1998            1997
                                       -----------     -----------
     Beginning balance                 $ 1,217,653     $ 1,171,828
     Originations and advances             371,032         283,677
     Principal repayments                 (535,608)       (237,852)
                                       ------------    ------------
     Ending balance                    $ 1,053,077     $ 1,217,653
                                       ===========     ===========

(15)  COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, the Savings Bank has various outstanding commitments that are not reflected in the accompanying consolidated financial statements. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The principal commitments of the Savings Bank are as follows:

     Letters of Credit - Outstanding standby letters of credit were approximately $260,930 at June 30, 1998.

                                  38

                        FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996

(15) COMMITMENTS AND CONTINGENCIES - (CONTINUED)

     Loan Commitments - The Savings Bank had outstanding firm commitments to originate real estate loans in the amount of $1,063,343 at June 30, 1998.

     Lines of Credit - The unused portion of lines of credit on commercial loans were approximately $2,014,145 at June 30, 1998.

     Loans in Process - The Savings Bank has recorded loans in process representing the undisbursed portion of loans in the amount of $3,628,736 at June 30, 1998. These amounts were recorded as loans receivable, with a corresponding reduction for such loans in process as reflected in Note (6).

     At June 30, 1998, the Savings Bank had an Irrevocable Standby Letter of Credit issued on its behalf from the Federal Home
     Loan Bank of Des Moines in the amount of $300,000, expiring
     May 27, 1999.

(16) REGULATORY CAPITAL REQUIREMENTS

     The Savings Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision ("OTS"). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material affect on the Savings Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines involving quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes, as of June 30, 1998, that the Savings Bank meets all capital adequacy requirements to which it is subject.

     As of June 30, 1998, the most recent notification from the OTS, the Savings Bank was categorized as well-capitalized under the framework for prompt corrective action. To be categorized as well-capitalized, the Savings Bank must maintain minimum total risk-based, Tier 1 risk-based, and core capital leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                     39

                           FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996

(16) REGULATORY CAPITAL REQUIREMENTS - (CONTINUED)

     The Savings Bank's actual capital amounts and ratios are also presented in the table.



                                                                                         To Be Well-
                                                                                       Capitalized Under
                                                                   For Capital         Prompt Corrective
                                                Actual          Adequacy Purposes      Action Provisions
                                             --------------     -----------------      -----------------
                                             Amount   Ratio      Amount    Ratio       Amount     Ratio
                                             -------  -----    ----------  ------    ---------  --------
                                                              (Dollars in thousands)
     As of June 30, 1998:
        Total Risk-Based Capital
           (to Risk-Weighted Assets)         $ 19,070  16.3%    > $ 9,356  > 8.0%    > $ 11,695  > 10.0%
        Core Capital
           (to Adjusted Tangible Assets)       18,862  11.2%    >   6,765  > 4.0%    >    8,456  >  5.0%
        Tangible Capital
           (to Tangible Assets)                18,862  11.2%    >   2,537  > 1.5%          N/A
        Tier 1 Capital
           (to Risk-Weighted Assets)           18,862  16.1%          N/A  	          >    7,017  >  6.0%
     As of June 30, 1997:
        Total Risk-Based Capital
           (to Risk-Weighted Assets)         $ 19,101  18.2%    >   8,380  > 8.0%    > $ 10,475  > 10.0%
        Core Capital
           (to Adjusted Tangible Assets)       18,927  11.7%    >   4,849  > 3.0%    >    8,081  >  5.0%
        Tangible Capital
           (to Tangible Assets)                18,927  11.7%    >   2,424  > 1.5%          N/A
        Tier 1 Capital
           (to Risk-Weighted Assets)           18,927  18.1%          N/A  	          >    6,285  >  6.0%


(17) ADVERTISING COSTS

     The Company incurred $105,688, $73,235,and $204,469 in
     non-direct response advertising costs during the years ended
     1998, 1997 and 1996, respectively. The Company incurred no direct response advertising costs during these years.

(18) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents and certificates of deposit - For these short-term instruments, the carrying amount approximates fair value.

                                40

                         FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996

(18) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)


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

                                         41

                          FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996


(18) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)



                                                                        June 30, 1998
                                                                 --------------------------
                                                                    Carrying        Fair
                                                                     Amount         Value
                                                                 ------------   -----------
     Financial assets:
        Cash and cash equivalents                                $ 11,862,951  $ 11,862,951
        Certificates of deposit                                     2,205,000     2,205,000
        Available-for-sale securities                               2,701,208     2,701,208
        Held-to-maturity securities                                 1,113,907     1,125,763
        Investment in Federal Home Loan Bank stock                  1,057,600     1,057,600
        Available-for-sale mortgage-backed securities                 702,722       702,722
        Loans, net of allowance for loan losses                   146,406,343   147,966,000
        Accrued interest receivable                                   664,414       664,414

     Financial liabilities:
        Deposits                                                  141,058,748   141,173,000
        Federal Home Loan Bank advances                             5,700,000     5,703,000
        Other borrowings                                                   -             -
     Unrecognized financial instruments (net of contract amount)
        Commitments to extend credit                                       -             -
        Letters of credit                                                  -             -
        Unused lines of credit                                             -             -

                                                                        June 30, 1997
                                                                ---------------------------
                                                                    Carrying        Fair
                                                                     Amount         Value
                                                                -------------  -------------
     Financial assets:
        Cash and cash equivalents                                $  5,808,930  $  5,808,930
        Certificates of deposit                                     1,504,000     1,504,000
        Available-for-sale securities                              14,227,286    14,227,286
        Held-to-maturity securities                                 1,604,665     1,625,760
        Investment in Federal Home Loan Bank stock                  1,263,800     1,263,800
        Available-for-sale mortgage-backed securities                 827,547       827,547
        Loans, net of allowance for loan losses                   134,103,537   136,711,000
        Accrued interest receivable                                   665,112       665,112

     Financial liabilities:
        Deposits                                                  117,684,732   117,674,000
        Federal Home Loan Bank advances                            23,500,000    23,274,000
        Other borrowings                                               55,000        55,000
     Unrecognized financial instruments (net of contract amount)
        Commitments to extend credit                                       -             -
        Letters of credit                                                  -             -
        Unused lines of credit                                             -             -

                                                  42

                          FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996

(19) PARENT COMPANY ONLY FINANCIAL INFORMATION

     The following condensed statement of financial condition and condensed statements of operations and cash flows for First
     Bancshares, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.

                       Condensed Statements of Financial Condition

                 ASSETS                                      June 30, 1998   June 30, 1997
                -------                                     --------------   -------------
     Cash                                                    $   1,856,647   $     70,352
     Certificates of deposit                                       210,000         10,000
     Investment securities available-for-sale, at fair value       741,250      1,191,977
     Investment in subsidiaries                                 20,408,871     19,586,265
     Loan to ESOP                                                  708,321        892,981
     Property and equipment, less accumulated
       depreciation                                                535,928        545,113
     Other assets                                                   41,554         53,154
                                                              ------------   ------------
         Total assets                                         $ 24,502,571   $ 22,349,842
                                                              ============   ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Due to subsidiary                                        $     23,171   $     89,215
     Accrued expenses                                               73,162         11,115
     Deferred income taxes, net                                     41,568         42,868

     Stockholders' equity                                       24,364,670     22,206,644
                                                              ------------   ------------
        Total liabilities and stockholders' equity            $ 24,502,571   $ 22,349,842
                                                              ============   ============

                                   Condensed Statements of Income
                                                        Year Ended     Year Ended     Year Ended
                                                       June 30, 1998  June 30, 1997  June 30, 1996
                                                       -------------  -------------  -------------
     Income
       Equity in earnings of subsidiary                  $ 1,789,186   $ 1,245,031   $ 1,016,319
       Interest income                                        96,705       135,556       227,920
       Gain on sale of investments                            41,444       205,938        26,670
       Other                                                  26,129        27,698        30,778
                                                         -----------   -----------   -----------
         Total income                                      1,953,464     1,614,223     1,301,687
                                                         -----------   -----------   -----------

     Expenses
       Professional fees                                      13,501        12,427        18,480
       Printing and office supplies                            9,936         9,201         9,262
       Interest                                                  978        22,191            -
       Other                                                  57,269        64,102        58,532
       Income tax                                             26,297        92,899        60,776
                                                         -----------   -----------   -----------
         Total expenses                                      107,981       200,820       147,050
                                                         -----------   -----------   -----------
           Net income                                    $ 1,845,483   $ 1,413,403   $ 1,154,637
                                                         ===========   ===========   ===========

                                              43

                         FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996

(19) PARENT COMPANY ONLY FINANCIAL INFORMATION - (CONTINUED)


                                Condensed Statements of Cash Flows

                                                        Year Ended     Year Ended     Year Ended
                                                       June 30, 1998  June 30, 1997  June 30, 1996
                                                       -------------  -------------  -------------
     Cash flows from operating activities:
       Net income                                        $ 1,845,483   $ 1,413,403   $ 1,154,637
       Adjustments to reconcile net income to net
         cash provided from operating activities:
           Equity in earnings of subsidiary               (1,789,186)   (1,245,031)   (1,016,319)
           Depreciation expense                               10,318        10,196        10,228
           Income reinvested on investment securities             -             -        (15,592)
           Gain on sale of investments                       (41,444)     (205,938)      (26,670)
           Net change in operating accounts:
             Deferred income taxes, net                        1,742         2,165           302
             Other assets                                     24,570         2,028       (11,637)
             Liabilities                                      46,003        20,896       (15,765)
                                                         ------------   -----------   -----------
               Net cash from (used in) operating activities   97,486        (2,281)       79,184
                                                         ------------   -----------   -----------
     Cash flows from investing activities:
       Dividends from subsidiary                           1,500,000     1,500,000            -
       Principal payment on ESOP loan                        165,939       161,258       159,059
       Purchase of investment securities                    (248,000)     (250,000)     (150,000)
       Proceeds from maturities of investments               500,000       560,000       157,336
       Proceeds from sales of investments                    231,948       832,277     1,464,308
       Purchase of property and equipment                     (1,133)     (397,507)     (541,923)
       Proceeds from sales of property and
           equipment                                              -        654,234            -
       Purchase of South Central Missouri Title
            Inc. stock                                        (5,000)           -             -
       Net change in certificates of deposit                (200,000)      110,000     1,107,000
                                                           ---------     ---------     ---------
         Net cash from investing activities                1,943,754     3,170,262     2,195,780
                                                           ---------     ---------     ---------

     Cash flows from financing activities:
       Proceeds from borrowed funds                               -         50,000            -
       Repayment of borrowed funds                           (50,000)           -             -
       Net proceeds from issuance of common stock            252,715        54,900        16,480
       Cash dividends paid                                  (223,153)     (212,471)     (237,826)
       Purchase of treasury stock                           (234,507)   (3,306,588)   (2,215,113)
                                                          -----------   -----------   -----------
         Net cash used in financing activities              (254,945)   (3,414,159)   (2,436,459)
                                                          -----------   -----------   -----------


     Net increase (decrease) in cash                       1,786,295      (246,178)     (161,495)

     Cash at beginning of period                              70,352       316,530       478,025
                                                          ----------     ----------    ----------

     Cash at end of period                               $ 1,856,647   $    70,352   $   316,530
                                                         ===========   ===========   ===========

                                            44


                          FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        - - - - -  - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 1998, 1997 and 1996


                            COMMON STOCK INFORMATION

     The common stock of First Bancshares, Inc. is traded on The Nasdaq Stock Market under the symbol "FBSI". As of September 8, 1998, there were 792 stockholders and 2,173,678 shares of common stock outstanding (including unreleased ESOP shares of 132,656). This does not reflect the number of persons or entities who hold stock in nominee or "street name."

     On August 26, 1997 and November 26, 1997, the Company declared a $.05 ($.025 restated for stock dividend) common stock dividend payable September 30, and December 31, 1997 to stockholders of record on September 15, and December 15, 1997, respectively. On February 28, 1998 and May 30, 1998, the Company declared a $.03 common stock dividend payable March 31, and June 30, 1998 to stockholders of record on March 16, and June 16, 1998, respectively. Dividend payments by the Company are dependent primarily on dividends received by the Company from the Savings Bank. Under Federal regulations, the dollar amount of dividends a savings and loan association may pay is dependent upon the association's capital position and recent net income. Generally, if an association satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations.
However, institutions that have converted to stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with the OTS regulations and the Savings Bank's Plan of Conversion. In addition, under Missouri law, the Company is generally prohibited from declaring and paying dividends at a time when the Company's net assets are less than its stated capital or when the payment of dividends would reduce the Company's net assets below its stated capital.

The following table sets forth market price and dividend information for the Company's common stock. All per share amounts prior to the stock dividend have been adjusted to reflect the stock dividend.


Fiscal 1997               High         Low        Dividend
------------           ---------    --------      --------

First Quarter            $8.375      $7.625        $.025

Second Quarter           $8.625      $7.50        $.025

Third Quarter            $10.625      $8.25        $.025

Fourth Quarter           $10.50       $9.50        $.025

Fiscal 1998
------------

First Quarter           $12.8125    $10.00        $.025

Second Quarter          $17.50      $11.8125      $.025

Third Quarter           $17.75      $14.00        $.03

Fourth Quarter          $16.00      $12.50        $.03

                                45




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

                                   46


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

Kirkpatrick, Phillips & Miller, CPAs, P.C.  COMMON STOCK
Springfield, Missouri
                                            Traded on The Nasdaq Stock Market
GENERAL COUNSEL                             Nasdaq Symbol:  FBSI

Harold F. Glass
Springfield, Missouri

SPECIAL COUNSEL

Breyer & Aguggia
Washington, D.C.







ANNUAL MEETING

     The Annual Meeting of Stockholders will be held Wednesday,
October 21, 1998, at 2:00 p.m., Central Time, at the Days Inn
Conference Room, 300 East 19th Street, Mountain Grove, Missouri.

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

                              47











                                  Exhibit 21

                        Subsidiaries of the Registrant







Parent
-------

First Bancshares, Inc.

                                    Percentage        Jurisdiction or
Subsidiaries (a)                    of Ownership     State of Incorporation
First Home Savings Bank                  100%              Missouri

South Central Missouri Title, Inc.       100%              Missouri

Fybar Service Corporation (b)            100%              Missouri

----------------------
(a) The operation of the Company's wholly owned subsidiaries are included in the Company's Consolidated Financial Statements contained in the Annual Report attached hereto as Exhibit 13.
(b)     Wholly owned subsidiary of First Home Savings Bank.















                                          Exhibit 23

                                    Consent of Auditors

(On CPA firm letterhead)

                                CONSENT OF INDEPENDENT AUDITORS

We have issued our report dated August 21, 1998, accompanying the Consolidated Financial Statement incorporated by reference in the Annual Report of First Bancshares, Inc. on Form 10-KSB for the year ending June 30, 1998. We hereby consent to the incorporation by reference of said reports in the Registration Statement of First Bancshares, Inc. on Form S-8 (File No. 33-87234, effective December 9, 1994).


                                /s/Kirkpatrick, Phillips & Miller
                          KIRKPATRICK, PHILLIPS & MILLER, CPAs , P.C.

Springfield, Missouri
September 25, 1998