Form 10QSB
period 1998-09-30
FIRST BANCSHARES INC /MO/
filed 1998-11-17
CIK 912967

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                 --------------------------------

                          FORM 10-QSB
                 --------------------------------



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending           September 30, 1998
                               --------------------------------

                         or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________________ to ____________________
                               -------------------    --------------------
Commission File Number                      0-22842
                      -------------------------------------------
                         First Bancshares, Inc.
                         -----------------------
           (Exact name of registrant as specified in its charter)

              Missouri                                43-1654695
         --------------------                        --------------
(State or other jurisdiction of                     (I.R.S. Employer
  Incorporation or organization)                  Identification No.)

    142 East First St., Mountain Grove, MO               65711
 -------------------------------------------           ----------
(Address of principal executive offices)              (Zip Code)

       (417) 926-5151
-------------------------
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes     X          No
                 -------            --------



As of November 12, 1998, there were 2,162,458 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.





             FIRST BANCSHARES, INC. AND SUBSIDIARIES
                       FORM 10-QSB
                   September 30, 1998



INDEX                                                          PAGE

PART I-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)        1

CONSOLIDATED STATEMENTS OF INCOME (unaudited)                     2

CONSOLIDATED STATEMENTS OF CASH FLOWS(unaudited)                3-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(unaudited)             5

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                             6-9



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                       10

ITEM 2.  CHANGES IN SECURITIES                                   10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         10

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS     10

ITEM 5.  OTHER INFORMATION                                       10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        10


SIGNATURES


               FIRST BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           - - - - - - - - - - - - - - - - - - - - - - - -
                                                           (Unaudited)
                                                  September 30,     June 30,
                                                      1998            1998
                                                  -------------    ----------
                                ASSETS             (Dollars in thousands)
(s)
Cash and cash equivalents, including interest-
   bearing accounts of $7,392 at September 30
   and $5,898 at June 30                          $   9,380       $  11,863
Federal funds sold                                      235              -
Certificates of deposit                               2,209           2,205
Investment securities available-for-sale, at fair
  value                                               2,375           2,701
Investment securities held-to-maturity (estimated
   fair value $820 at September 30 and $1,126 at
   June 30)                                             813           1,114
Investment in Federal Home Loan Bank stock, at cost   1,058           1,058
Mortgage backed certificates available-for-sale,
   at fair value                                        664             703
Loans receivable held-for-investment, net
   (includes reserves for loan losses of $540 at
    September 30 and $528 at June 30)               150,193          46,406
Accrued interest receivable                             789             664
Prepaid expenses                                        118             126
Property and equipment, less accumulated depreciation
   and valuation reserves                             4,346           4,298
Intangible assets, less accumulated amortization        986           1,003
Real estate owned                                        -               -
Other assets                                              8              32
                                                 -----------     -----------
     Total assets                                $  173,174      $  172,173
                                                 ===========     ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                                $  142,202      $  141,059
Advances from Federal Home Loan Bank                  5,700           5,700
Income taxes payable - current                          126              75
Accrued expenses and accounts payable                   685             705
Deferred income taxes                                   284             269
                                                 ----------      -----------
     Total liabilities                              148,997         147,808
                                                 ----------      -----------

Commitments and contingencies                            -               -

Preferred stock, $.01 par value; 2,000,000
   shares authorized, none issued                        -               -
Common stock, $.01 par value; 8,000,000 shares
   authorized, 2,694,376 issued, 2,163,478 and
   2,213,600 outstanding at September 30 and
   June 30, respectively                                 27              27
Paid-in capital                                      15,917          15,838
Retained earnings - substantially restricted         17,207          16,823
Treasury stock - at cost; 530,898 and 479,976
   shares at September 30 and June 30, respectively  (8,329)         (7,664)
Unearned compensation                                  (688)           (734)
Unrealized gain (loss) on securities available-
   for-sale, net of applicable deferred income taxes     43              75
                                                   ---------       ---------
   Total stockholders' equity                        24,177          24,365
                                                   ---------       ---------
     Total liabilities and stockholders' equity   $ 173,174        $172,173
                                                  =========       =========

       See accompanying notes to Consolidated Financial Statements.
                                   -1-


                   FIRST BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                  - - - - - - - - - - - - - - - - - - - - -
                                                         (Unaudited)
                                                 Quarter Ended September 30,
                                                     1998          1997
                                                   --------      --------
                                                   (Dollars in thousands)
Interest Income:
   Loans receivable                                $  3,037     $  2,828
   Investment securities                                111          280
   Mortgage-backed and related securities                17           11
   Other interest-earning assets                         89           42
                                                   --------     ---------
       Total interest income                          3,254        3,161
                                                   --------     --------

Interest Expense:
   Customer deposits                                  1,638        1,453
   Borrowed funds                                        86          340
                                                   --------     --------
       Total interest expense                         1,724        1,793
                                                   --------     --------

       Net interest income                            1,530        1,368

Provision for loan losses                                22           19
                                                   --------     --------
Net interest income after
          provisions for losses                       1,508        1,349
                                                   --------     --------

Noninterest Income:
   Service charges and other fee income                 156          107
   Loan origination and commitment fees                   2            1
   Income from real estate operations                    24           32
   Insurance commissions                                 33           10
   Gain (loss) on investments                           (12)          88
   Gain on sale of property and equipment                -            -
       Total noninterest income                         203          238
                                                   --------      -------
Noninterest Expense:
   Compensation and employee benefits                   635         500
   Occupancy and equipment                              142         106
   Deposit insurance premiums                            21          18
   Advertising and promotional                           29          22
   Professional fees                                     22          14
   Other                                                165         108
                                                    --------      ------
       Total noninterest expense                      1,014         768
                                                    --------      ------

       Income (loss) before taxes                       697         819

Income Taxes Expense (Savings)                          253         298
                                                    -------      ------
       Net income                                   $   444     $   521
                                                    =======     =======

        Basic earnings per share                       .22          .26
                                                    =======      =======
        Diluted earnings per share                     .20          .24
                                                    =======      =======
        Dividends per share                            .03         .025
                                                    =======      =======

        See accompanying notes to Consolidated Financial Statements.
                                   -2-

                FIRST BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                - - - - - - - - - - - - - - - - - - - -
             Three months ended September 30, 1998 and 1997
                                                          (Unaudited)
                                                          1998        1997
                                                        ---------   ---------
                                                      (Dollars in thousands)
Cash flows from operating activities:
   Net income                                           $    444     $    521
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                            63          47
      Amortization                                            17           1
      Unrealized loss on investment securities                12           5
      Gain on sale of intangibles                             -          (51)
      Gain on sale of real estate owned                       -           (7)
      Gain on sale of investments securities available-
        for-sale                                              -          (42)
      Premiums and discounts on mortgage-backed
        securities and investment securities                  -           (1)
      Loss on loans, net of recoveries                        22          19
      Release of ESOP shares                                 121         111
      Net change in operating accounts:
         Accrued interest receivable and other assets        (93)        (64)
         Deferred loan costs                                 (25)         (7)
         Income taxes payable - current                       51         129
         Deferred income tax payable                           9          (9)
         Accrued expenses                                    (20)         10
                                                         --------     -------
            Net cash from operating activities               601         662
                                                         --------     -------

Cash flows from investing activities:
  Purchase of investment securities available-for-sale        -         (198)
Proceeds from sales of investment securities
    available-for-sale                                        -          232
  Proceeds from maturities of investment securities
    available-for-sale                                       300       2,150
  Proceeds from maturities of investment securities
    held-to-maturity                                         289         106
  Proceeeds from sale of Federal Home Loan Bank stock         -           72
  Net change in certificates of deposit                       (4)        100
  Net change in federal funds sold                          (235)         -
  Net change in loans receivable                          (3,784)     (2,919)
  Proceeds from maturities of mortgage-backed
    certificates                                              39          36
  Purchases of property and equipment                       (111)        (27)
  Proceeds from sale of property and equipment                -            9
  Proceeds from sale of intangibles                           -           81
  Proceeds from sale of real estate owned                     -          121
                                                         --------    --------
Net cash used in investing activities                     (3,506)       (237)
                                                         --------    --------

      See accompanying notes to Consolidated Financial Statements.
                                -3-
                 FIRST BANCSHARES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
          - - - - - - - - - - - - - - - - - - - - - - - - -
           Three months ended September 30, 1998 and 1997
                                                             (Unaudited)
                                                          1998          1997
                                                       ---------     ----------
                                                       (Dollars in thousands)
Cash flows from financing activities:
  Net change in demand deposits, savings accounts,
     and certificates of deposit                       $  1,143       $  2,432
  Proceeds from borrowed funds                               -              -
  Payments on borrowed funds                                 -          (4,200)
  Proceeds from sale of common stock                          4            101
  Purchase of treasury stock                               (665)          (179)
  Cash dividends paid                                       (60)           (51)
                                                        ---------     ---------
       Net cash from financing activities                   422         (1,897)
                                                        ---------     ---------


Net increase/(decrease) in cash and cash equivalents     (2,483)        (1,472)

Cash and cash equivalents -
  beginning of period                                    11,863          5,809
                                                       ---------       --------
Cash and cash equivalents -
  end of period                                         $  9,380       $  4,337
                                                        =========      =========






         See accompanying notes to Consolidated Financial Statements.

                 FIRST BANCSHARES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE A - Basis of Presentation

The consolidated interim financial statements as of September 30, 1998 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the September 30, 1998 interim financial statements. The results of operations for the periods ended
September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year. The June 30, 1998 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.


NOTE B - Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the Company. Dilutive potential common shares are added to weighted average shares used to compute basic earnings per share. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. For the periods presented, unreleased ESOP shares are not considered outstanding for purposes of calculating earnings per share.

                                                           Dilutive
                                 Weighted Average Number    Shares
                                     of Common Shares      Issuable
                                 -----------------------   --------
1998                                    2,057,092           124,326
1997                                    2,006,404           132,652


NOTE C - Treasury Stock

First Bancshares, Inc. has completed six separate stock repurchase programs between March 9, 1994 and June 30, 1997. During those six programs, a total of 471,361 shares of stock have been acquired at a combined cost of $7,368,000. On June 30, 1997, a seventh repurchase program of 218,932 shares was initiated. As of November 12, 1998, 41,942 shares had been repurchased at a cost of $548,000.Treasury stock is shown at cost for financial statement presentation.

NOTE G - Accounting Changes
None.



      FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
   ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 1998, as well as certain material changes in results of operations during the three month periods ended September 30, 1998 and 1997.

     The following narrative is written with the presumption that the users have read or have access to the Company's 1998 Form 10-KSB, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1998, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.


Comparison of the Three Months ended September 30, 1998 to the Three Months Ended September 30, 1997

     Financial Condition. Total assets increased $1.0 million during the quarter to $173.2 million at September 30, 1998. Net loans increased $3.8 million to $150.2 million at September 30, 1998. Cash and cash equivalents decreased $2.5 million during the quarter and investment securities available-for-sale decreased $2.2 million. Customer deposits increased by $1.1 million.

     Nonperforming assets were $1,925,000, or 1.11% of total assets at September 30, 1998 compared to $1,764,000, or 1.02% of total assets, at June 30, 1998. Nonaccrual loans of $56,000 at September 30, 1998 remained the same as at June 30, 1998.

     Net Income. Net income decreased $77,000 from $521,000 for the quarter ended September 30, 1997 to $444,000 for the quarter ended September 30, 1998. Net interest income after provision for loan losses increased $159,000. This increase was offset with a $35,000 decrease in noninterest income and a $246,000 increase in noninterest expense. Income tax expense decreased $45,000 due to the decrease in income before income tax expense.

     Net Interest Income. Net interest income was $1,530,000 for the quarter ended September 30, 1998, an increase of $162,000 from $1,368,000 for the quarter ended September 30, 1997. Interest income increased $93,000 while interest expense decreased $69,000.

     Interest Income. Interest income increased $93,000, or 2.9%, from $3,161,000 for the quarter ended September 30, 1997 to
$3,254,000 for the quarter ended September 30, 1998.    The
majority of the change was a $209,000 increase in interest income from loans receivable from $2,828,000 for the quarter ended September 30, 1997 to $3,037,000 for the quarter ended September 30, 1998. The increase was attributable to the increase in average loans outstanding offset by a slight decrease in the average yield.

     Interest income from investment securities was $111,000 for the quarter ended September 30, 1998, a decrease of $169,000 from $280,000 for the quarter ended September 30, 1997. Less outstanding securities combined with a lower average interest rate caused the decrease. Income from other interest-earning assets increased by $47,000 as funds from the call of investment securities were held in the FHLB daily-time savings account.


       FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
    ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (continued)


     Interest Expense. Interest expense was $1,724,000 for the quarter ended September 30, 1998. This was a $69,000 decrease from $1,793,000 for the quarter ended September 30, 1997. Interest expense on customer deposits increased $185,000, or 12.7%, as outstanding balances increased offset slightly by a decrease in the rate paid on those deposits. An decrease in the outstanding balance of FHLB advances caused the interest expense to decrease by $254,000, or 74.7%.

     Provision for Loan Losses. Loan loss provisions increased by $3,000 from $19,000 for the quarter ended September 30, 1997 to $22,000 for the quarter ended September 30, 1998. Actual loan losses, net of recoveries, was $10,000 for the quarter ended September 30, 1998 and $9,000 for the quarter ended
September 30, 1997.

     Noninterest Income. Noninterest income decreased by $35,000 from $238,000 for the quarter ended September 30, 1997 to $203,000 for the quarter ended September 30, 1998. Service charges and other fee income increased by $49,000, or 45.7%, from $107,000 for the quarter ended September 30, 1997 to $156,000 for the quarter ended September 30, 1998. Insurance commissions increased by $23,000 with the inclusion of South Central Missouri Title, Inc.

     During the quarter ended September 31, 1997, the sale of Lawson and Lawson Insurance Agency resulted in a $51,000 pre-tax gain and the sale of common stock at a pre-tax gain of $43,000 occurred creating the gain on investments. That gain was offset by $6,000 write-down in an auto loan pool security. The write-down on that same security during the quarter ended September 30, 1998 was $12,000.

     Noninterest Expense. Noninterest expense was $1,014,000 for the quarter ended September 30, 1998, an increase of $246,000 from $768,000 for the quarter ended September 30, 1997. The addition of Crane and Galena branches and South Central Missouri Title, Inc. added $58,000 to employee compensation and benefits. The increase in the fair market value of FBSI stock caused the ESOP expense to increase by $10,000. Normal salary increases and the cost of additional of personnel at existing locations were $54,000. Group health insurance premiums and self-insurance costs increased $29,000. An additional $16,000 of employee costs was capitalized as loan costs during the quarter ended September 30, 1998.

     Occupancy and equipment expense increased $36,000 comprised of a $12,000 increase in depreciation for the new computer system, additional computer expenses of $4,500, maintenance expenses of $7,000 and depreciation and maintenance costs for the Crane and Galena buildings of $11,000.

     Advertising and promotional increased $7,000 in expense for gifts to customers for opening new checking accounts at the Crane and Galena branches. Professional fees increased $8,000 in additional auditing costs.

     Other increases in operating expenses were: additional costs for addition of Crane and Galena branches - $11,000, costs of checks for customers with selected checking accounts-$4,000, telephone expense for Telebanker line - $5,000, postage - $16,000, correspondent bank service charges - $26,000, charitable contributions - $8,000 and amortization of premium paid for Crane and Galena branches - $17,000. These increases were offset by a $34,000 reduction in a loss reserve for items deposited with the correspondent bank for which First Home had not received credit as of June 30, 1998. First Home received credit for these items during the quarter ended September 30, 1998.

     Net Interest Margin. Net interest margin increased from 3.48% for the three months ended September 30, 1997 to 3.73% for the three months ended September 30, 1998. Income from earning assets increased by $94,000, or 2%, between the two quarters while interest expense decreased by $68,000, or 4%. The average earning asset base increased by $6.7 million, or 4%, which was offset by a $4.6 million, or 3%, increase in the average interest-bearing liability base.

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

     First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from a $5 million Federal Home Loan Bank line of credit can be drawn as an alternative source of funds. During the period presented, First Home used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals. At September 30, 1998, First Home had approved loan commitments totaling $1.4 million and undisbursed loans in process of $2.5 million.

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

     Normal daily operating expenses are not expected to significantly change. Noninterest expense as a percentage of average assets at 2.3% is expected to remain basically constant. Interest expense is expected to gradually increase as the deposit base gradually increases. The interest expense increase is projected to be largely offset as new loans are funded. Customer deposits are expected to exceed withdrawals.

     At September 30, 1998, certificates of deposit amounted to $89.4 million, or 62% of First Home's total deposits, including $56.7 million of fixed rate certificates scheduled to mature within twelve months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and the Federal Home Loan Bank line of credit and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.


      FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
   ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (continued)


     The Office of Thrift Supervision requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. First Home's liquidity ratio was 8.33% at September 30, 1998%.
First Home consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

     The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at September 30, 1998.



                                                    Percent of Adjusted
                                          Amount        Total Assets
                                        ----------  --------------------
                                               (Unaudited)
                                           (Dollars in thousands)

Tangible capital                         $ 19,353           11.4%
Tangible capital requirement                2,552            1.5
                                         --------           -----
Excess                                   $ 16,801            9.9%
                                         --------           -----

Core capital                             $ 19,353           11.4%
Core capital requirement                    6,806            4.0
                                         --------           -----
Excess                                   $ 12,547            7.4%
                                         --------           -----

Risk-based capital                       $ 19,572           16.3%
Risk-based capital requirement              9,595            8.0
                                         --------           -----
Excess                                   $  9,977            8.3%
                                         --------           -----

           FIRST BANCSHARES, INC. AND SUBSIDIARIES

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























                             -10-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


First Bancshares, Inc.



Date:  November 16, 1998                    By: /s/ Stephen H. Romines
      ---------------------                    -------------------------
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





                                 -11-