Form 10QSB
period 1998-12-31
FIRST BANCSHARES INC /MO/
filed 1999-02-16
CIK 912967

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                    ------------------------------------

                                 FORM 10-QSB

                    ------------------------------------


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending   December 31, 1998
                               ----------------------
                         or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________ to _______________

Commission File Number                      0-22842
                               ----------------------------
                        First Bancshares, Inc.
                      --------------------------
        (Exact name of registrant as specified in its charter)

         Missouri                                43-1654695
-----------------------------                   --------------
(State or other jurisdiction of                 (I.R.S. Employer
Incorporation or organization)                    Identification No.)

    142 East First St., Mountain Grove, MO            65711
-------------------------------------------         ----------
(Address of principal executive offices)            (Zip Code)

       (417) 926-5151
------------------------
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes     X     No
                  ---------    ---------


As of February 10, 1999, there were 2,114,458 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


              FIRST BANCSHARES, INC. AND SUBSIDIARIES
                          FORM 10-QSB
                       December 31, 1998



INDEX                                                        PAGE

PART I-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)      1

CONSOLIDATED STATEMENTS OF INCOME (unaudited)                   2

CONSOLIDATED STATEMENTS OF CASH FLOWS(unaudited)              3-4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)     5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(unaudited)         6-7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                          8-13



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                     14

ITEM 2.  CHANGES IN SECURITIES                                 14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                       14

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS   14

ITEM 5.  OTHER INFORMATION                                     14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                      14


SIGNATURES



                 FIRST BANCSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               - - - - - - - - - - - - - - - - - - - - - - - -
                                                              (Unaudited)
                                                         December 31,   June 30,
                                                             1998        1998
                                                         ------------   --------
                ASSETS
                                                          (Dollars in thousands)
Cash and cash equivalents, including interest-bearing
accounts of $10,257 at December 31 and $5,898 at June 30  $  12,340   $  11,863
Federal funds sold                                              245          -
Certificates of deposit                                       1,909       2,205
Investment securities available-for-sale, at fair value       2,094       2,701
Investment securities held-to-maturity (estimated
   fair value $1,058 at December 31 and $1,126 at June 30)    1,042       1,114
Investment in Federal Home Loan Bank stock, at cost           1,058       1,058
Mortgage backed certificates available-for-sale, at fair value  632         703
Loans receivable held-for-investment, net (includes reserves for
   loan losses of $553 at December 31 and $528 at June 30)  150,624     146,406
Accrued interest receivable                                     627         664
Prepaid expenses                                                 85         126
Property and equipment, less accumulated depreciation
   and valuation reserves                                     4,618       4,298
Intangible assets, less accumulated amortization                969       1,003
Other assets                                                      8          32
                                                           --------     --------
     Total assets                                        $  176,251  $  172,173
                                                         ==========  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                                        $  147,110  $  141,059
Advances from Federal Home Loan Bank                          3,700       5,700
Income taxes payable - current                                   96          75
Accrued expenses and accounts payable                           568         705
Deferred income taxes                                           268         269
                                                         ----------  ----------
     Total liabilities                                      151,742     147,808
                                                         ----------  ----------
Commitments and contingencies                                   -           -

Preferred stock, $.01 par value; 2,000,000 shares authorized,
   none issued                                                  -           -
Common stock, $.01 par value; 8,000,000 shares authorized,
   2,695,296 issued, 2,148,683 and 2,213,600 outstanding at
   December 31 and June 30, respectively                         27           27
Paid-in capital                                              15,994       15,838
Retained earnings - substantially restricted                 17,568       16,823
Treasury stock - at cost; 546,613 and 479,976 shares at
   December 31 and June 30, respectively                     (8,528)      (7,664)
Unearned compensation                                          (590)        (734)
Unrealized gain (loss) on securities available-for-sale, net of
   applicable deferred income taxes                              38           75
                                                           ---------     --------
   Total stockholders' equity                                24,509       24,365
                                                         ----------   ----------
     Total liabilities and stockholders' equity          $  176,251   $  172,173
                                                         ==========   ==========

         See accompanying notes to Consolidated Financial Statements.
                                     -1-

                FIRST BANCSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                - - - - - - - - - - - - - - - - - - - - -
                                           (Unaudited)         (Unaudited)
                                          Quarter Ended       Six Months Ended
                                            December 31,        December 31,
                                           1998     1997       1998      1997
                                         --------  -------   --------  ---------
                                                  (Dollars in thousands)
Interest Income:
   Loans receivable                       $  3,061  $2,886    $  6,098  $  5,714
   Investment securities                        93     232         204       512
   Mortgage-backed and related securities       16      13          33        24
   Other interest-earning assets                78      13         167        55
                                           -------  ------    --------  --------
       Total interest income                 3,248   3,144       6,502     6,305
                                           -------  ------    --------  --------

Interest Expense:
   Customer deposits                         1,630   1,467       3,268     2,920
   Borrowed funds                               74     253         160       593
                                           -------  ------     -------  --------
       Total interest expense                1,704   1,720       3,428     3,513
                                           -------  ------     -------  --------

       Net interest income                   1,544   1,424       3,074     2,792

Provision for loan losses                       21      16          43        35
                                           -------  ------     -------  --------
Net interest income after
       provisions for losses                 1,523   1,408       3,031     2,757
                                           -------  -------     ------  --------
Noninterest Income:
   Service charges and other fee income        137     113         293       220
   Loan origination and commitment fees          1       1           3         2
   Income from real estate operations           27      22          51        55
   Insurance commissions                        42      17          75        27
   Gain on sale of investments                  (2)     (4)        (14)       83
   Gain on sale of property and equipment       (8)      1          (8)        1
                                            -------  ------     -------  -------
       Total noninterest income                197     150         400       388
                                            ------  -------     -------  -------

Noninterest Expense:
   Compensation and employee benefits          641     550       1,276     1,050
   Occupancy and equipment                     143     115         285       221
   Deposit insurance premiums                   21      18          42        36
   Advertising and promotional                  12      26          41        48
   Professional fees                            41      17          63        31
   Other                                       200     138         365       246
                                            ------  -------     -------  -------
       Total noninterest expense             1,058     864       2,072     1,632
                                            ------  -------    --------  -------

       Income before taxes                     662     694       1,359     1,513
Income Taxes                                   241     201         494       499
                                            ------  -------     ------  --------

       Net income                           $  421  $  493      $  865  $  1,014
                                            ======  ======      ======  ========

       Earnings per share - basic             .21     .24         .42      .50
                                            ======  ======      ======  =======
       Earnings per share - diluted           .20     .23         .40      .47
                                            ======  ======      ======  =======
       Dividends per share                    .03    .025         .06      .05
                                            ======  ======      ======  =======

       See accompanying notes to Consolidated Financial Statements.
                                       -2-

                 FIRST BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                - - - - - - - - - - - - - - - - - - - - -
                 Six months ended December 31, 1998 and 1997
                                                        (Unaudited)
                                                     1998        1997
                                                   --------    -------
                                                 (Dollars in thousands)
Cash flows from operating activities:
   Net income                                       $   865   $  1,014
   Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                       127         97
     Amortization                                        34          1
     Unrealized loss on investment securities            14          9
     Gain on sale of intangibles                         -         (51)
     Gain on sale of real estate owned                   -         (16)
     Gain on sale of investments securities
       available-for-sale                                -         (42)
     Loss on disposal of equipment                        8         -
     Premiums and discounts on mortgage-backed
       securities and investment securities              -          (8)
     Loss on loans, net of recoveries                    43         35
     Vesting of MRP shares                               53         56
     Release of ESOP shares                             238        230
     Net change in operating accounts:
        Accrued interest receivable and other assets    102        214
        Deferred loan costs                             (38)       (17)
        Income taxes payable - current                   21         68
        Deferred income tax payable                      (4)        12
        Accrued expenses                               (137)      (171)
                                                    --------   --------
           Net cash from operating activities         1,326      1,431
                                                    --------   --------

Cash flows from investing activities:
  Purchase of investment securities
    available-for-sale                                  (27)      (203)
  Purchase of investment securities held-to-maturity   (311)      (105)
Proceeds from sales of investment securities
    available-for-sale                                   -         232
  Proceeds from maturities of investment securities
    available-for-sale                                  600      4,650
  Proceeds from maturities of investment securities
    held-to-maturity                                    369        112
  Proceeds from sale of Federal Home Loan Bank stock     -          72
  Net change in certificates of deposit                 296        199
  Net change in federal funds sold                     (245)      (218)
  Net change in loans receivable                     (4,244)    (4,227)
  Proceeds from maturities of mortgage-backed
    certificates                                         71         65
  Purchases of property and equipment                  (434)      (188)
  Proceeds from sale of property and equipment           -           9
  Proceeds from sale of intangibles                      -          81
  Proceeds from sale of real estate owned                -         286
                                                    -------   ---------
Net cash used in investing activities                (3,925)       765
                                                    --------  ---------
     See accompanying notes to Consolidated Financial Statements.
                                  -3-
                 FIRST BANCSHARES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
            - - - - - - - - - - - - - - - - - - - - - - - - -
               Six months ended December 31, 1998 and 1997
                                                      (Unaudited)
                                                    1998        1997
                                                   -------   ----------
                                                (Dollars in thousands)
Cash flows from financing activities:
  Net change in demand deposits, savings accounts,
     and certificates of deposit                    $ 6,051   $  3,127
  Proceeds from borrowed funds                           -          -
  Payments on borrowed funds                         (2,000)    (6,500)
  Proceeds from sale of common stock                      9        112
  Purchase of treasury stock                           (864)      (197)
  Cash dividends paid                                  (120)      (103)
                                                    --------  ---------
       Net cash from financing activities             3,076     (3,561)
                                                    --------  ---------



Net increase/(decrease) in cash and cash equivalents    477     (1,365)

Cash and cash equivalents -
  beginning of period                                11,863      5,809
                                                    --------  ---------
Cash and cash equivalents -
  end of period                                   $  12,340   $  4,444
                                                  =========   =========





        See accompanying notes to Consolidated Financial Statements.
                                  -4-

               FIRST BANCSHARES, INC. AND SUBSIDIARIES
                  STATEMENTS OF COMPREHENSIVE INCOME
               - - - - - - - - - - - - - - - - - - - - -
               Six months ended December 31, 1998 and 1997
                                                       (Unaudited)
                                                    1998       1997
                                                  --------   --------
                                                (Dollars in thousands)
Net income                                        $   865    $  1,014
                                                  --------   --------
Other comprehensive income, net of tax
  Unrealized gains (losses) on securities             (37)        (59)
                                                  --------   ---------
Other comprehensive income                            (37)        (59)
                                                  --------   ---------

Comprehensive income                              $   828    $    955
                                                  ========   =========


     See accompanying notes to Consolidated Financial Statements.
                                    -5-


             FIRST BANCSHARES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE A - Basis of Presentation

The consolidated interim financial statements as of December 31, 1998 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 1998 interim financial statements. The results of operations for the periods ended December 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year. The June 30, 1998 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.


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

                              -6-



            FIRST BANCSHARES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                         (continued)

NOTE B - Earnings per Share-continued

                                                            Dilutive
                                    Weighted Average Number   Shares
                                        of Common Shares     Issuable
                                      -------------------   ---------
Quarter ended Dec. 31, 1998                 2,037,560         116,684
Quarter ended Dec. 31, 1997                 2,025,670         138,544

Six months ended Dec. 31, 1998              2,047,326         117,451
Six months ended Dec. 31, 1997              2,016,036         134,902


NOTE C - Treasury Stock

First Bancshares, Inc. has completed six separate stock repurchase programs between March 9, 1994 and June 30, 1997. During those six programs, a total of 471,361 shares of stock have been acquired at a combined cost of $7,368,000. On June 30, 1997, a seventh repurchase program of 218,932 shares was initiated. As of February 10, 1999, 92,212 shares had been repurchased at a cost of $1,187,000. Treasury stock is shown at cost for financial statement presentation.

NOTE D - Accounting Changes

During the current year ending June 30, 1999, the Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and presenting of comprehensive income and its components in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. SFAS No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of condition. The Company's most significant component of other comprehensive income is the unrealized holding gains and losses on the investment securities classified as available-for-sale.

NOTE E - Year 2000 Issues

As part of the ongoing plan for Year 2000 compliance, software has been updated for the mainframe's operating system and the core banking applications. Testing of these systems began in December 1998 and will be completed in mid-February 1999. Stand-alone PCs which did not meet the assessment process have been replaced and will be tested with updated application software in March 1999.
There is no change in the estimated costs of $250,000 as reported in the June 30, 1998 annual report. Approximately $200,000 of these costs have been incurred to date. All systems are scheduled to be in place and tested by June 30, 1999. The most reasonably likely worst case Year 2000 scenario is that daily processing may be delayed for one to three days. The Company's contingency plan describes that the daily work would be held over until processing could be resumed normally.

                                -7-



       FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
      ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 1998, as well as certain material changes in results of operations during the three and six month periods ended December 31, 1998 and 1997.

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

     This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all of such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe", "expect", "anticipate", "estimate", "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.


Comparison of the Three Months ended December 31, 1998 to the Three
     Months Ended December 31, 1997

     Financial Condition. During the quarter ended December 31, 1998, total assets increased $3.1 million to $176.3 million at December 31, 1998. The increase was comprised of a $3.0 million increase in cash and cash equivalents. Net loans increased $.4 million during the quarter to $150.6 million at December 31, 1998. Those two increases were offset by a decrease in certificates of deposit purchased of $.3 million.

     Customer deposits increased $4.9 million during the quarter ended December 31, 1998 to $147.1 million. The majority of the growth was in checking accounts. FHLB advances were reduced by $2.0 million using the proceeds from the customer deposit growth.

     Nonperforming assets remained basically constant at $2.0 million, or 1.13% of total assets at December 31, 1998 compared to $1.9, or 1.11% of total assets, at September 30, 1998. Nonaccrual loans of $57,000 at September 30, 1998 remained the same at December 31, 1998.

     Net Income.  Net income of $421,000 for the quarter ended
December 31, 1998 decreased $72,000 from $493,000 for the quarter ended December 31, 1997. Net interest income, after provision for loan losses, increased $115,000. Noninterest income increased
$47,000. These increases were more than offset, however, by a $194,000 increase in noninterest expense and a $40,000 income tax expense increase.



                                  -8-
       FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
      ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (continued)

     Net Interest Income. Net interest income increased $120,000, or 8.4%, from $1,424,000 for the quarter ended December 31, 1997 to $1,544,000 for the quarter ended December 31, 1998. Interest income increased $104,000 combined with a $16,000 decrease in interest expense.

     Interest Income. Interest income of $3,248,000 for the quarter ended December 31, 1998 increased $104,000, or 3.3%, from $3,144,000 for the quarter ended December 31, 1997. Interest income from loans receivable increased $175,000 from $2,886,000 for the quarter ended December 31, 1997 to $3,061,000 for the quarter ended December 31, 1998. The increase was attributable to the increase in average loans outstanding offset by a slight decrease in the average yield. The decrease in yield was the result of the rates on adjustable rate loans being lowered throughout the previous several months.

     Income from other interest-earning assets increased by $65,000 as a higher balance was maintained in the FHLB daily-time savings account during the quarter ended December 31, 1998. Income from investment securities decreased $139,000. The average balance of investment securities was much lower for the quarter ended December 31, 1998, as securities were called and not replaced, compared to the quarter ended December 31, 1997.

     Interest Expense. Interest expense decreased by $16,000 from $1,720,000 for the quarter ended December 31, 1997 to $1,704,000 for the quarter ended December 31, 1998. The decrease resulted from lower interest expense on borrowed funds as FHLB advances were repaid. That decrease in interest expense on FHLB advances of $179,000, or 71.1%, however was offset by a $163,000, or 11.2%, increase in interest on customer deposits. The outstanding balance of customer deposits increased while the average rate paid on those deposits decreased slightly.

     Provision for Loan Losses. Loan loss provisions increased $5,000 from $16,000 for the quarter ended December 31, 1997 to $21,000 for the quarter ended December 31, 1998. Actual loan losses, net of recoveries, on First Home originated loans were $1,200 for the quarter ended December 31, 1998. There was no actual loan losses, net of recoveries, for the quarter ended December 31, 1997.

     Noninterest Income. Noninterest income was $197,000 for the quarter ended December 31, 1998, an increase of $47,000 from $150,000 for the quarter ended December 31, 1997. Service charges and other fee income increased $24,000, or 21.2%. This increase was combined with an increase of $25,000 in insurance commissions from South Central Missouri Title, Inc.

     Noninterest Expense. Noninterest expense increased $194,000, or 22.3% from $864,000 for the quarter ended December 31, 1997 to $1,058,000 for the quarter ended December 31, 1998. The increase was primarily in the area of compensation and employee benefits. Addition of the Crane and Galena branches and South Central Missouri Title, Inc. added $67,000 to the quarter ended December 31, 1998. Normal salary increases and related costs were $23,000.

     Occupancy and equipment expense increased $28,000 comprised primarily of increases in depreciation of $10,000 on the new computer system, additional computer expenses of $8,000 and depreciation and maintenance for the Crane and Galena buildings and equipment of $8,000.

     Professional fees increased $19,000 primarily due to additional audit costs. Other noninterest expenses increased as follows:
office supplies-$13,000, telephone - $8,000, charitable contributions
- $9,500, correspondent bank service charges and related courier expense - $9,000, loss on checking accounts - $3,000, and amortization of $17,000 of the premium paid for the Crane and Galena branch purchase which occurred in March 1998.
                                    -9-
            FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)

     Net Interest Margin. Net interest margin increased from 3.69% for the three months ended December 31, 1997 to 3.71% for the three months ended December 31, 1998. Income from earning assets increased by $104,000, or 3.3%, between the two quarters while interest expense decreased by $16,000, or .1%. The average earning asset base increased by $12.3 million, or 8.0%, which was offset by a $9.9 million, or 7.4%, increase in the average interest-bearing liability base.


Comparison of the Six Months ended December 31, 1998 to the Six
    Months Ended December 31, 1997.

     Financial Condition.  Total assets for the six months ended
December 31, 1998 increased $4.1 million, primarily due to a $4.2 million increase in net loans. Customer deposits increased $6.0 million to $147.1 million at December 31, 1998. FHLB advances, as they matured, were reduced $2.0 million through proceeds from the increase in customer deposits.

     Nonperforming assets increased $200,000 during the six months to $2.0 million at December 31, 1998.

     Net Income. Net income decreased $149,000 from $1,014,000 for the six months ended December 31, 1997 to $865,000 for the six months ended December 31, 1997. Net interest income, after provision for loan losses, increased $274,000, or 9.9%. Noninterest income increased $12,000. Those increases were, however, more than offset by a $440,000, or 26.9%, increase in noninterest expense.

     Net interest income. Net interest income of $3,074,000 for the six months ended December 31, 1998 increased $282,000 from $2,792,000 for the six months ended December 31, 1997. Interest income increased $197,000 as interest expense decreased $85,000.

     Interest income. Total interest income increased $197,000 from $6,305,000 for the six months ended December 31, 1997 to $6,502,000 for the six months ended December 31, 1998. Interest income from loans receivable increased $384,000 as a result of a higher outstanding balance in loans receivable offset somewhat by a lower yield due to the reduction in rates on adjustable-rate mortgages. Income from other earning assets also increased $112,000 attributable to a higher balance in those assets. Those increases were offset by a $308,000 decrease in income from investment securities caused by a lower balance in investments combined with a lower average yield.

     Interest Expense. During the six months ended December 31, 1998, interest expense decreased $85,000 to $3,428,000 from $3,513,000 for the six months ended December 31, 1997. Interest expense on customer deposits increased $348,000. A higher outstanding balance, primarily in interest bearing checking accounts, more than offset a lower average rate paid on deposits. Reduction in FHLB advances, however, created a $433,000 decrease in interest expense on FHLB borrowings.

     Provision for loan losses. Provision for loan losses increased from $35,000 for the six months ended December 31, 1997 to $43,000 for the six months ended December 31, 1998. Actual loan losses, net of recoveries, were $11,200 for the six months ended December 31, 1998 and $9,000 for the six months ended December 31, 1997.
                                 -10-



          FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (continued)


     Noninterest income. Noninterest income was $400,000 for the six months ended December 31, 1998 compared to $388,000 for the six months ended December 31, 1997. The $12,000 increase included an increase in service charges and other fee income of $73,000 and an increase in insurance commissions of $48,000. The latter increase was a result of the title insurance commissions from South Central Missouri Title, Inc. which opened in November 1997.

     The above increases were offset by a $97,000 reduction in gain on investments. The six months ended December 31, 1997 included the sale of the Lawson and Lawson Insurance Agency which resulted in a $51,000 pre-tax gain, the sale of common stock at a pre-tax gain of $43,000 netted with an $11,000 additional write-down of an auto loan pool security. The six months ended December 31, 1998 included only $14,000 from additional write-downs on the auto loan pool security. This security was completely written off in November 1998.

     Noninterest expense. Noninterest expense for the six months ended December 31, 1998 was $2,072,000 compared to $1,632,000 for the six months ended December 31, 1997. The $440,000 increase was primarily related to compensation and employee benefits. Addition of the Crane and Galena branches and South Central Missouri Title, Inc. increased compensation and benefits by $125,000. The increase in fair market value of FBSI stock added $7,000 to ESOP expense. Group health insurance premiums and self-insurance costs added $52,000. Normal salary increases and additional personnel at existing locations contributed $77,000 to the increase. Those increases were somewhat offset by a increase of $30,000 in employee costs capitalized as loan costs.

     Occupancy and equipment expense increased $64,000.
Depreciation of the new computer system added $21,000, additional computer expenses were $12,000, depreciation and maintenance costs for the Crane and Galena buildings were $19,000 and maintenance and furniture and equipment costs were $6,000.

     Professional fees increased $26,000 as a result of additional audit and outside accounting costs.

     Other noninterest expense increased $124,000. The increase included increases in: office supplies - $14,000, telephone - $14,000, postage - $9,000, correspondent bank service charges and related courier expense - $36,000, and charitable contributions - $19,000. Amortization expense on the premium paid on the Crane and Galena purchase was $34,000.

     Net interest margin. Net interest margin increased from 3.59% for the six months ended December 31, 1997 to 3.72% for the six months ended December 31, 1998. Income from earning assets increased by $198,000, or 3.1%, while interest expense decreased $85,000, or 2.4%. The average earning asset base increased $9.6 million, or 6.1%. The average interest-bearing liability base increased $7.2 million, or 5.3%.


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

                              -11-


        FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
      ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (continued)


     First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from a $5 million Federal Home Loan Bank line of credit can be drawn as an alternative source of funds. During the period presented, First Home used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals. At December 31, 1998, First Home had approved loan commitments totaling $1.3 million and undisbursed loans in process of $2.4 million.

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

     Normal daily operating expenses are not expected to significantly change. Noninterest expense as a percentage of average assets at 2.00% is expected to remain basically constant. Interest expense is expected to gradually increase as the deposit base gradually increases. The interest expense increase is projected to be largely offset as new loans are funded. Customer deposits are expected to exceed withdrawals.

     At December 31, 1998, certificates of deposit amounted to $88.3 million, or 60% of First Home's total deposits, including $55.5 million of fixed rate certificates scheduled to mature within twelve months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and the Federal Home Loan Bank line of credit and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

     The Office of Thrift Supervision requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowings. First Home's liquidity ratio was 11.11% at December 31, 1998. First Home consistently maintains liquidity level in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.


                                -12-

         FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
       ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (continued)



     The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at December 31, 1998.


                                                   Percent of Adjusted
                                        Amount         Total Assets
                                     ------------  ---------------------
                                               (Unaudited)
                                          (Dollars in thousands)
Tangible capital                        $19,941             11.5%
Tangible capital requirement              2,603              1.5
                                        -------             ------
Excess                                  $17,338             10.0%
                                        -------             ------

Core capital                            $19,941             11.5%
Core capital requirement                  6,942              4.0
                                        -------             -----
Excess                                  $12,999              7.5%
                                        -------             -----

Risk-based capital                      $20,169             16.1%
Risk-based capital requirement            9,999              8.0
                                        -------             -----
Excess                                  $10,170              8.1%
                                        -------             -----









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


First Bancshares, Inc.



Date:  February 16, 1999                 By: /s/ Stephen H. Romines
     --------------------                   -------------------------
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