Form 10QSB
period 1999-03-31
FIRST BANCSHARES INC /MO/
filed 1999-05-17
CIK 912967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                       -----------------------------------

                                  FORM 10-QSB

                       -----------------------------------


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending           March 31, 1999
                                    --------------------------

                          or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from               to
                               --------------    -----------------

Commission File Number                      0-22842

                       First Bancshares, Inc.
                   ------------------------------
      (Exact name of registrant as specified in its charter)

              Missouri                            43-1654695
   -------------------------                  -------------------
(State or other jurisdiction                  (I.R.S. Employer
 of Incorporation or organization)             Identification No.)

    142 East First St., Mountain Grove, MO           65711
   ----------------------------------------        --------
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


As of May 12, 1999, there were 2,077,702 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


                      FIRST BANCSHARES, INC. AND SUBSIDIARIES
                                    FORM 10-QSB
                                   March 31, 1999



INDEX                                                          PAGE
------                                                         -----

PART I-FINANCIAL INFORMATION
-----------------------------

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



PART II - OTHER INFORMATION
----------------------------

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


SIGNATURES



                      FIRST BANCSHARES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   - - - - - - - - - - - - - - - - - - - - - - - -
                                                              (Unaudited)
                                                         March 31,    June 30,
                                                            1999        1998
                                                          ---------   ---------
                                ASSETS                   (Dollars in thousands)
                                ------
Cash and cash equivalents, including interest-bearing
  accounts of $9,104 at March 31 and $5,898 at June 30    $ 11,804    $ 11,863
Federal funds sold                                             245          -
Certificates of deposit                                      1,584       2,205
Investment securities available-for-sale, at fair value      2,969       2,701
Investment securities held-to-maturity (estimated
   fair value $1,155 at March 31 and $1,126 at June 30)      1,143       1,114
Investment in Federal Home Loan Bank stock, at cost          1,058       1,058
Mortgage backed certificates available-for-sale,
   at fair value                                               596         703
Loans receivable held-for-investment, net (includes
   reserves for loan losses of $558 at March 31 and
   $528 at June 30)                                        152,110     146,406
Accrued interest receivable                                    691         664
Prepaid expenses                                               124         126
Property and equipment, less accumulated depreciation
   and valuation reserves                                    4,604       4,298
Intangible assets, less accumulated amortization               952       1,003
Other assets                                                     8          32
                                                          --------    --------
     Total assets                                         $177,888    $172,173
                                                          ========    ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Customer deposits                                         $148,737    $141,059
Advances from Federal Home Loan Bank                         3,700       5,700
Income taxes payable - current                                 379          75
Accrued expenses and accounts payable                          641         705
Deferred income taxes                                          265         269
                                                          --------    --------
     Total liabilities                                     153,722     147,808
                                                          --------    --------

Commitments and contingencies                                   -           -

Preferred stock, $.01 par value; 2,000,000 shares authorized,
   none issued                                                  -           -
Common stock, $.01 par value; 8,000,000 shares authorized,
   2,709,196 issued, 2,089,282 and 2,213,600 outstanding at
   March 31 and June 30, respectively                           27          27
Paid-in capital                                             16,140      15,838
Retained earnings - substantially restricted                17,955      16,823
Treasury stock - at cost; 619,914 and 479,976 shares at
   March 31 and June 30, respectively                       (9,458)     (7,664)
Unearned compensation                                         (540)       (734)
Unrealized gain (loss) on securities available-for-sale, net of
   applicable deferred income taxes                             42          75
                                                          --------     --------
   Total stockholders' equity                               24,166      24,365
                                                          --------     --------
     Total liabilities and stockholders' equity           $177,888    $172,173
                                                          =========   =========

         See accompanying notes to Consolidated Financial Statements.
                                    -1-


                   FIRST BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                   - - - - - - - - - - - - - - - - - - - - -
                                           (Unaudited)       (Unaudited)
                                          Quarter Ended   Nine Months Ended
                                            March 31,          March 31,
                                          1999     1998      1999     1998
                                       --------  -------   -------  --------
                                            (Dollars in thousands)
Interest Income:
   Loans receivable                     $ 3,019  $ 2,915   $ 9,117  $ 8,629
   Investment securities                     96      208       300      720
   Mortgage-backed and related securities    10       13        43       37
   Other interest-earning assets             84       35       251       90
                                        -------  -------   -------  -------
       Total interest income              3,209    3,171     9,711    9,476
                                        -------  -------   -------  -------

Interest Expense:
   Customer deposits                      1,572    1,476     4,840    4,396
   Borrowed funds                            55      235       215      828
                                        -------  -------   -------  -------
       Total interest expense             1,627    1,711     5,055    5,224
                                        -------  -------   -------  -------
       Net interest income                1,582    1,460     4,656    4,252

Provision for loan losses                    17       22        60       57
                                        -------  -------   -------  -------

Net interest income after
    provisions for losses                 1,565    1,438     4,596    4,195
                                        -------  -------   -------  -------

Noninterest Income:
   Service charges and other fee income     148      109       441      329
   Loan origination and commitment fees       3        3         6        5
   Income from real estate operations        25       24        76       79
   Insurance commissions                     49       25       124       52
   Gain (loss) on sale of investments        21       (9)        7       74
   Gain (loss) on sale of equipment          -        -         (8)       1
                                        -------  --------   -------  ------
       Total noninterest income             246      152       646      540
                                        -------  --------   -------  ------


Noninterest Expense:
   Compensation and employee benefits       634      592     1,910    1,642
   Occupancy and equipment                  155      117       440      338
   Deposit insurance premiums                22       19        64       55
   Advertising and promotional               14       31        55       79
   Professional fees                         23       16        86       47
   Other                                    211      181       576      427
                                         ------  -------   -------  -------
       Total noninterest expense          1,059      956     3,131    2,588
                                         ------  -------   -------  -------

       Income before taxes                  752      634     2,111    2,147
Income Taxes                                284      230       778      729
                                         ------  -------   -------  -------

       Net income                        $  468    $  404  $ 1,333  $ 1,418
                                         ======    ======  =======  =======

       Earnings per share - basic          .23       .20      .65      .70
                                         ======    ======  =======  =======
       Earnings per share - diluted        .22       .18      .62      .66
                                         ======    ======  =======  =======
       Dividends per share                 .04       .03      .10     .075
                                         ======    ======  =======  =======

        See accompanying notes to Consolidated Financial Statements.
                                      -2-

                     FIRST BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    - - - - - - - - - - - - - - - - - - - - -
                    Nine months ended March 31, 1999 and 1998
                                                              (Unaudited)
                                                             1999       1998
                                                         ----------   --------
                                                         (Dollars in thousands)
Cash flows from operating activities:
   Net income                                             $  1,333    $  1,418
   Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation                                               198         161
    Amortization                                                51           7
    Unrealized loss on investment securities                    14          18
    Gain on sale of intangibles                                 -          (51)
    Gain on sale of real estate owned                           -          (16)
    Gain on sale of investments securities available-for-sale   -          (42)
    Gain on sale of property and equipment                     (14)         -
    Premiums and discounts on mortgage-backed
      securities and investment securities                      -           (9)
    Loss on loans, net of recoveries                            60          57
    ESOP compensation expense at fair value                    223         241
    Vesting of unearned compensation                           194         196
    Net change in operating accounts:
       Accrued interest receivable and other assets             (1)         21
       Deferred loan costs                                     (41)        (40)
       Deferred income tax benefits, net                        -           -
       Income taxes payable - current                          304         290
       Deferred income tax payable                              (9)         27
       Accrued expenses                                        (64)        250
                                                           --------    --------
          Net cash from operating activities                 2,248       2,528
                                                           --------    --------

Cash flows from investing activities:
  Purchase of investment securities available-for-sale        (898)       (248)
  Purchase of investment securities held-to-maturity          (466)       (105)
  Proceeds from redemption of Federal Home Loan Bank stock      -           72
  Proceeds from sales of investment securities
    available-for-sale                                          -          232
  Proceeds from maturities of investment securities
    available-for-sale                                         600       7,650
  Proceeds from maturities of investment securities
    held-to-maturity                                           423         446
  Net change in certificates of deposit                        621        (301)
  Net change in federal funds sold                            (245)       (613)
  Net change in loans receivable                            (5,744)     (5,546)
  Proceeds from maturities of mortgage-backed
    certificates                                               109          78
  Purchases of property and equipment                         (583)       (261)
  Proceeds from sale of property and equipment                 114           9
  Purchase of intangible in branch acquisition                  -       (1,019)
  Proceeds from sale of intangibles                             -           81
  Proceeds from sale of real estate owned                       -          286
                                                          --------    ---------

Net cash used in investing activities                       (6,069)        761
                                                          ---------   ---------

           See accompanying notes to Consolidated Financial Statements.
                                         -3-

                     FIRST BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 - - - - - - - - - - - - - - - - - - - - - - - - -
                    Nine months ended March 31, 1999 and 1998
                                                              (Unaudited)
                                                           1999         1998
                                                         ----------  ---------
                                                         (Dollars in thousands)
Cash flows from financing activities:
  Net change in demand deposits, savings accounts,
     and certificates of deposit                           $ 7,678    $ 5,626
  Branch acquisition - liabilities assumed, net of
     of asset                                                   -      12,294
  Payments on borrowed funds                                (2,000)   (11,355)
  Proceeds from sale of common stock                            79        239
  Purchase of treasury stock                                (1,794)      (202)
  Cash dividends paid                                         (201)      (165)
                                                           --------   --------
       Net cash from financing activities                    3,762      6,437
                                                           --------   --------

Net increase/(decrease) in cash and cash equivalents           (59)     9,726

Cash and cash equivalents -
  beginning of period                                       11,863      5,809
                                                           --------   --------

Cash and cash equivalents -
  end of period                                            $11,804    $15,535
                                                           ========   ========


         See accompanying notes to Consolidated Financial Statements.
                                      -4-

                     FIRST BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  - - - - - - - - - - - - - - - - - - - - - - - - -
                       Nine months ended March 31, 1999 and 1998
                                                              (Unaudited)
                                                             1999        1998
                                                           ---------   ---------
                                                          (Dollars in thousands)

Net income                                                 $  1,333    $  1,418
                                                           --------    --------

Other comprehensive income, net of tax
   Unrealized gains (losses) on securities                      (33)        (45)
                                                           ---------   ---------

Other comprehensive income                                      (33)        (45)
                                                           ---------   ---------

Comprehensive income                                       $  1,300    $  1,373
                                                           ========    ========

         See accompanying notes to Consolidated Financial Statements.
                                    - 5 -

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE A - Basis of Presentation
------------------------------

The consolidated interim financial statements as of March 31, 1999 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 1999 interim financial statements.
The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year. The June 30, 1998 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.


NOTE B - Earnings per Share
---------------------------
Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the Company. Dilutive potential common shares are added to weighted average shares used to compute basic earnings per share. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. For the periods presented, unreleased ESOP shares are not considered outstanding for purposes of calculating earnings per share.
                                                             Dilutive
                                    Weighted Average Number   Shares
                                        of Common Shares     Issuable
                                    -----------------------  --------
Quarter ended March 31, 1999                2,009,395         106,382
Quarter ended March 31, 1998                2,054,383         139,710

Nine months ended March 31, 1999            2,034,867         107,200
Nine months ended March 31, 1998            2,028,819         127,977



                                       -6-


                     FIRST BANCSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                (continued)

NOTE C - Treasury Stock
-----------------------

First Bancshares, Inc. has completed six separate stock repurchase programs between March 9, 1994 and June 30, 1997. During those six programs, a total of 471,361 shares of stock have been acquired at a combined cost of $7,368,000. On June 30, 1997, a seventh repurchase program of 218,932 shares was initiated. As of May 12, 1999, 159,498 shares had been repurchased at a cost of $1,993,000. Treasury stock is shown at cost for financial statement presentation.

NOTE D - Accounting Changes
----------------------------
     During the current year ending June 30, 1999, the Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and presenting of comprehensive income and its components in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. SFAS No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of condition. The Company's most significant component of other comprehensive income is the unrealized holding gains and losses on the investment securities classified as available-for-sale.

NOTE E - Year 2000 Issues
-------------------------
     As part of the ongoing plan for Year 2000 compliance, software has been updated for the mainframe's operating system and the core banking applications. Testing of these systems began in December 1998 and was completed in mid-February 1999. Stand-alone PCs which did not meet the assessment process have been discarded and their replacements were tested with updated application software in March 1999. There has been no change in the estimated costs of $250,000 as
reported in the June 30, 1998 annual report.    Approximately
$215,000 of these costs have been incurred to date. All systems are scheduled to be in place and tested by June 30, 1999. The most reasonable likely worst case Year 2000 scenario is that daily processing may be delayed for one- to three days. The Company's contingency plan describes that the daily work would be held over until processing could be resumed normally.

                                    -7-



          FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
       ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 1998, as well as certain material changes in results of operations during the three and nine month periods ended March 31, 1999 and 1998.

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


Comparison of the Three Months ended March 31, 1999 to the Three
-----------------------------------------------------------------
Months Ended March 31, 1998
----------------------------

     Financial Condition. Total assets increased $1.6 million during the quarter to $177.9 million at March 31, 1999. During the quarter, net loans increased $1.5 million to $152.1 million. Investment securities increased $1.0 million. These increases were offset by decreases in cash and cash equivalents of $.5 million and certificates of deposit purchased of $.3 million.

     Customer deposits increased by $1.6 million during the quarter to
$148.7 million at March 31, 1999.   The majority of the growth was in
time and savings accounts.

     Nonperforming assets remained constant at $2.0 million, or 1.13% of total assets at December 31, 1998 and March 31, 1999. Nonaccrual loans of $57,000 at December 31, 1998 were reduced to $49,000 at March 31, 1999 as one loan was written off after the collateral was repossessed and sold.

     Net Income. Net income increased $64,000 during the quarter ended March 31, 1999 to $468,000 from $404,000 for the quarter ended March 31, 1998. Net interest income after provision for loan losses increased $127,000. Noninterest income increased $94,000. Those increases were offset by a $103,000 increase in noninterest expense and a $54,000 income tax expense increase.

     Net Interest Income. Net interest income increased $122,000, or 8.4%, from $1,460,000 for the quarter ended March 31, 1998 to $1,582,000 for the quarter ended March 31, 1999. Interest income increased $38,000 while interest expense decreased $84,000.


     Interest Income. Interest income increased $38,000, or 1.2%, from $3,171,000 for the quarter ended March 31, 1998 to $3,209,000 for the quarter ended March 31, 1999. Interest income from loans receivable increased $104,000. The increase was attributable to the increase in average loans outstanding offset by a slight decrease in the average yield. The decrease in yield resulted from rates on adjustable rate loans being lowered throughout the previous several months.

Income from other interest-earning assets increased by $49,000 as a higher balance was maintained in the FHLB daily-time savings account during the quarter ended March 31, 1999. Income from investment securities decreased $112,000. The average balance of investment securities was lower during the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998.

                                    -8-


         FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
      ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (continued)


     Interest Expense. Interest expense decreased by $84,000 from $1,711,000 for the quarter ended March 31, 1998 to $1,627,000 for the quarter ended March 31, 1999. The decrease was the result of lower interest expense on borrowed funds as FHLB advances were repaid. The decrease in interest expense on FHLB advances of $180,000, or 76.6%, was somewhat offset, however, by a $96,000, or 6.5%, increase in interest on customer deposits. The outstanding balance of customer deposits increased; however the average rate paid on these deposits decreased slightly.

     Provision for Loan Losses. Loan loss provisions decreased $5,000 from $22,000 for the quarter ended March 31, 1998 to $17,000 for the quarter ended March 31, 1999. Actual loan losses, net of recoveries, on First Home originated loans were $9,000 for the quarter ended March 31, 1999. During the quarter ended March 31, 1998, actual loan losses, net of recoveries, on First Home originated loans were $18,000.

     Noninterest Income. Noninterest income was $246,000 for the quarter ended March 31, 1999, an increase of $94,000 from $152,000 for the quarter ended March 31, 1998. Service charges and other fee income increased $39,000, or 35.8%. This increase was combined with an increase of $24,000 in insurance commissions with the growth of South Central Missouri Title, Inc.

Gains (losses) on investments increased $30,000. The quarter ended March 31, 1998 included $9,000 in losses on the writedown of the pool of auto loans while the quarter ended March 31, 1999 had a $21,000 gain from the sale of investment real estate.

     Noninterest Expense. Noninterest expense increased $103,000, or 10.8% from $956,000 for the quarter ended March 31, 1998 to $1,059,000 for the quarter ended March 31, 1999. The increase was primarily in the area of compensation and employee benefits.
Addition of the Crane and Galena branches and South Central Missouri Title, Inc. added $59,000 to the quarter ended March 31, 1999. Group health insurance premiums and reserves increased by $18,000 as more personnel were added to the plan and higher reserves were established based on estimated future costs. Normal salary increases and related costs were $14,000. Those increases were somewhat offset by a lower average stock price reducing ESOP plan expense by $32,000, the elimination of $8,000 for computer personnel that assisted in the computer conversion during the quarter ended March 31, 1998 and a $9,000 reduction in Management Recognition Plan expense. The Management Recognition Plan expired December 23, 1998.

Occupancy and equipment expense increased $38,000 comprised primarily of increases in depreciation of $10,000 on the new computer system, additional computer expenses of $3,000, an increase in furniture and equipment expense of $5,000 and depreciation and maintenance for the Crane and Galena buildings and equipment of $10,000. The remainder of the increase was distributed among several other expense types with less than $2,000 increase in each.

Advertising and promotional expense decreased by $17,000 as the quarter ended March 31, 1998 included costs for the marketing of the Crane and Galena branches. Giveaways for the opening of new checking accounts were lower for the quarter ended March 31, 1999. Professional fees increased $7,000 due to an increase in the accrual for the upcoming annual external audit. Other noninterest expenses increased as follows: office supplies-$2,500, telephone - $4,000, postage - $3,600, charitable contributions - $7,000, correspondent bank service charges and related courier expense - $25,000 (primarily due to a change in the method of recording this cost as gross rather than net).

     The quarter ended March 31, 1999 included additional amortization of $11,000 of the premium paid for the Crane and Galena branch purchase. Nonoperating expenses decreased by $40,000 for the acquisition expenses associated with the Crane and Galena branch purchase.

     Net Interest Margin. Net interest margin increased from 3.71% for the three months ended March 31, 1998 to 3.77% for the three months ended March 31, 1999. Income from earning assets increased by $38,000, or 1.2%, between the two quarters while interest expense decreased by $84,000, or 4.9%. The average earning asset base increased by $10.5 million, or 6.7%, which was offset by a $8.3 million, or 6.0%, increase in the average interest-bearing liability base.


Comparison of the Nine Months ended March 31, 1999 to the Nine Months
-----------------------------------------------------------------------
Ended March 31, 1998.
---------------------

     Financial Condition. Total assets for the nine months ended March 31, 1999 increased $5.7 million as net loans increased by the same amount and customer deposits increased $7.7 million. FHLB advances were reduced $2.0 million using proceeds from the increase in customer deposits. Nonperforming assets increased $200,000 during the nine months to $2.0 million at March 31, 1999.

     Net Income. Net income decreased $85,000 from $1,418,000 for the nine months ended March 31, 1998 to $1,333,000 for the nine months ended March 31, 1999. Net interest income after provision for loan losses increased $401,000, or 9.6%. Noninterest income increased $106,000. Those increases were offset by a 20.98% increase in noninterest expense of $543,000.

     Net interest income. Net interest income of $4,656,000 for the nine months ended March 31, 1999 increased $404,000 from $4,252,000 for the nine months ended March 31, 1998. Interest income increased $235,000 while interest expense decreased $169,000.

     Interest income. Total interest income increased $235,000 from $9,476,000 for the nine months ended March 31, 1998 to $9,711,000 for the nine months ended March 31, 1999. Interest income from loans receivable increased $488,000 as a result of a higher outstanding balance in loans receivable somewhat offset by a lower yield due to the reduction in rates on adjustable-rate mortgages. Income from other earning assets also increased $161,000 attributable to a higher balance in those assets. Those increases were offset by a $420,000 decrease in income from investment securities caused by a lower balance in investments combined with a lower average yield.

     Interest Expense. During the nine months ended March 31, 1999, interest expense decreased $169,000 to $5,055,000 from $5,224,000 for the nine months ended March 31, 1998. Interest expense on customer deposits increased $444,000. A higher outstanding balance, primarily in interest bearing checking accounts, more than offset a lower average yield paid on deposits. Reduction in FHLB advances created a $613,000 decrease in interest expense on borrowed funds.

     Provision for loan losses. Provision for loan losses increased slightly from $57,000 for the nine months ended March 31, 1998 to $60,000 for the nine months ended March 31, 1999. Actual loan losses, net of recoveries, were $20,200 for the nine months ended March 31, 1999 and $27,000 for the nine months ended March 31, 1998.

     Noninterest income. Noninterest income was $646,000 for the nine months ended March 31, 1999 compared to $540,000 for the nine months ended March 31, 1998. The $106,000 increase included an increase in service charges and other fee income of $112,000 and an increase in insurance commissions of $72,000. The latter increase was a result of the title insurance commissions from South Central Missouri Title, Inc. which opened in November 1997.

The above increases were offset by a reduction in gain on investments of $67,000. The nine months ended March 31, 1998 included the sale of the Lawson and Lawson Insurance Agency which resulted in a $51,000 pre-tax gain, the sale of common stock at a pre-tax gain of $43,000 netted with a $20,000 additional write-down of an auto loan pool security. The nine months ended March 31, 1999 included a $21,000 gain from the sale of investment real estate and $14,000 from additional write-downs on the auto loan pool security. That security was completely written off in November 1998.

     Noninterest expense. Noninterest expense for the nine months ended March 31, 1999 was $3,131,000 compared to $2,588,000 for the nine months ended March 31, 1998. The $543,000 increase was primarily related to compensation and employee benefits. Addition of the Crane and Galena branches and South Central Missouri Title, Inc. added $184,000 to compensation and benefits. Group health insurance premiums and self-insurance costs added $70,000. Normal salary increases and additional personnel at existing locations contributed $83,000 to the increase. Those increases were somewhat offset by a increase of $38,000 in employee costs capitalized as loan costs and a decrease in the average fair market value of FBSI stock which reduced ESOP expense by $25,000.

Occupancy and equipment expense increased $102,000. Depreciation of the new computer system added $31,000, additional computer expenses were $15,000, depreciation and maintenance costs for the Crane and Galena buildings were $29,000 and maintenance and furniture and
equipment costs were $11,000.   Advertising and promotional costs,
however, decreased $24,000. The nine months ended March 31, 1998 included additional costs to promote the Crane and Galena branch acquisition. Professional fees increased $39,000 as a result of additional audit and outside accounting costs.

Other noninterest expense increased $149,000. The increase included increases for: office supplies - $16,500, telephone - $18,000, postage - $12,600, correspondent bank service charges and related courier expense - $61,000, and charitable contributions - $26,000. Additional amortization expense on the premium paid on the Crane and Galena purchase was $45,000. These increases were offset by a $40,000 decrease in nonoperating expenses for the acquisition costs associated with the Crane and Galena branch purchases.

     Net interest margin. Net interest margin increased from 3.62% for the nine months ended March 31, 1998 to 3.74% for the nine months ended March 31, 1999. Income from earning assets increased by $236,000, or 2.5%, while interest expense decreased $169,000, or 3.3%. The average earning asset base increased $9.7 million, or 6.2%. The average interest-bearing liability base increased $7.6 million, or 5.6%.

                                  -9-


           FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (continued)

Liquidity and Capital Resources
--------------------------------

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

First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. During the period presented, First Home used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals. At March 31, 1999, First Home had approved loan commitments totaling $1.1 million and undisbursed loans in process of $1.6 million.

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

Normal daily operating expenses are not expected to significantly change. Noninterest expense as a percentage of average assets at 2.5% is expected to remain basically constant. Interest expense is expected to gradually increase as the deposit base gradually increases. The interest expense increase is projected to be largely offset as new loans are funded. Customer deposits are expected to exceed withdrawals.

At March 31, 1999, certificates of deposit amounted to $89.1 million, or 60% of First Home's total deposits, including $57.1 million of fixed rate certificates scheduled to mature within twelve months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.



-10-

           FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)


The Office of Thrift Supervision requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowings. First Home's liquidity ratio was 9.41% at March 31, 1999. First
Home consistently maintains liquidity level in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at March 31, 1999.



                                                 Percent of Adjusted
                                       Amount        Total Assets
                                     ----------  ------------------
                                            (Unaudited)
                                       (Dollars in thousands)

Tangible capital                       $20,542          11.7%
Tangible capital requirement             2,627           1.5
                                       -------         ------
Excess                                 $17,915          10.2%
                                       =======         ======

Core capital                           $20,542          11.7%
Core capital requirement                 7,005           4.0
                                       -------         ------
Excess                                 $13,537           7.7%
                                       =======         ======

Risk-based capital                     $20,772          16.7%
Risk-based capital requirement           9,939           8.0
                                       -------         ------
Excess                                 $10,833           8.7%
                                       =======         ======



                                -11-

               FIRST BANCSHARES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION
----------------------------

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






                                     -12-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           First Bancshares, Inc.



Date:  May 17, 1999          By: /s/ Stephen H. Romines
                                ---------------------------
                                Stephen H. Romines
                                Chairman, President
                                CEO


                             By: /s/ Susan J. Uchtman
                                ------------------------
                                Susan J. Uchtman
                                CFO








9