Form 10QSB
period 1999-09-30
FIRST BANCSHARES INC /MO/
filed 1999-11-15
CIK 912967

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                    -------------------------------------

                                 FORM 10-QSB

                         ------------------------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending           September 30, 1999
                                 -------------------------------
                             or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to
                               -------------   ------------------

Commission File Number                      0-22842
                                 -----------------------

                          First Bancshares, Inc.
                    ----------------------------------
      (Exact name of registrant as specified in its charter)

              Missouri                         43-1654695
     ----------------------                 ----------------
(State or other jurisdiction of             (I.R.S. Employer
 Incorporation or organization)              Identification No.)

    142 East First St., Mountain Grove, MO            65711
  ------------------------------------------        ---------
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

                        Yes     X       No
                             --------        --------



As of November 12, 1999, there were 2,012,211 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.





                    FIRST BANCSHARES, INC. AND SUBSIDIARIES
                                 FORM 10-QSB
                              September 30, 1999



INDEX                                                          PAGE

PART I-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
--------------------------------
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


SIGNATURES



                       FIRST BANCSHARES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   - - - - - - - - - - - - - - - - - - - - - - - -
                                                                  (Unaudited)
                                                            September 30,  June 30,
                                                                 1999       1999
                                                             ----------  ----------
                                ASSETS                      (Dollars in thousands)
                              -----------
Cash and cash equivalents, including interest-bearing
   accounts of $7,392 at September 30 and $5,898 at June 30   $  7,799   $ 10,722
Federal funds sold                                                 245        245
Certificates of deposit                                          1,286      1,209
Investment securities available-for-sale, at fair value          3,661      3,217
Investment securities held-to-maturity (estimated
   fair value $1,530 at September 30 and $1,530 at June 30)      1,541      1,544
Investment in Federal Home Loan Bank stock, at cost              1,058      1,058
Mortgage backed certificates available-for-sale, at fair value     527        550
Loans receivable held-for-investment, net (includes reserves for
   loan losses of $561 at September 30 and $540 at June 30)    158,050    153,616
Accrued interest receivable                                        894        772
Prepaid expenses                                                   107         91
Property and equipment, less accumulated depreciation
   and valuation reserves                                        4,851      4,652
Intangible assets, less accumulated amortization                   868        885
Real estate owned                                                   -          -
Other assets                                                         8        160
                                                             ---------  ---------
     Total assets                                            $ 180,895  $ 178,721
                                                             =========  =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   -------------------------------------
Customer deposits                                            $ 153,214  $ 151,210
Advances from Federal Home Loan Bank                             2,200      2,200
Income taxes payable - current                                     204        196
Accrued expenses and accounts payable                              659        672
Deferred income taxes                                              209        194
                                                             ---------  ---------
     Total liabilities                                         156,486    154,472
                                                             ---------  ---------
Commitments and contingencies                                       -          -

Preferred stock, $.01 par value; 2,000,000 shares authorized,
   none issued                                                      -          -
Common stock, $.01 par value; 8,000,000 shares authorized,
   2,725,796 issued, 2,038,021 and 2,063,902 outstanding at
   September 30 and June 30, respectively                           27         27
Paid-in capital                                                 16,328     16,245
Retained earnings - substantially restricted                    18,788     18,362
Treasury stock - at cost; 687,775 and 654,894 shares at
   September 30 and June 30, respectively                      (10,240)    (9,873)
Unearned compensation                                             (451)      (491)
Unrealized gain (loss) on securities available-for-sale, net of
   applicable deferred income taxes                                (43)       (21)
                                                             ----------   --------
   Total stockholders' equity                                   24,409     24,249
                                                             ----------   --------
     Total liabilities and stockholders' equity              $ 180,895  $ 178,721
                                                             ========== ==========

         See accompanying notes to Consolidated Financial Statements.
                                     -1-

                         FIRST BANCSHARES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                         - - - - - - - - - - - - - - - - - - - -
                                                           (Unaudited)
                                                        Quarter Ended September 30,
                                                           1999          1998
                                                        -----------   ----------
                                                          Dollars in thousands)
Interest Income:
   Loans receivable                                       $  3,135     $  3,037
   Investment securities                                       100          111
   Mortgage-backed and related securities                        9           17
   Other interest-earning assets                                88           89
                                                          --------     --------
       Total interest income                                 3,332        3,254
                                                          --------     --------

Interest Expense:
   Customer deposits                                         1,642        1,638
   Borrowed funds                                               33           86
                                                          --------     --------
       Total interest expense                                1,675        1,724
                                                          --------     --------

       Net interest income                                   1,657        1,530

Provision for loan losses                                       17           22
                                                          --------     --------
Net interest income after
          provisions for losses                              1,640        1,508
                                                          --------     --------

Noninterest Income:
   Service charges and other fee income                        153          156
   Loan origination and commitment fees                          2            2
   Income from real estate operations                           27           24
   Insurance commissions                                        50           33
   Gain (loss) on investments                                   (1)         (12)
   Gain on sale of property and equipment                       -            -
                                                          ---------    ---------
       Total noninterest income                                231          203
                                                          ---------    ---------

Noninterest Expense:
   Compensation and employee benefits                          663         635
   Occupancy and equipment                                     149         142
   Deposit insurance premiums                                   22          21
   Advertising and promotional                                  16          29
   Professional fees                                            24          22
   Other                                                       218         165
                                                          ---------    --------
       Total noninterest expense                             1,092       1,014
                                                          ---------    --------

       Income (loss) before taxes                              779         697

Income Taxes Expense (Savings)                                 267         253
                                                          ----------   --------

       Net income                                           $  512      $  444
                                                          ==========   ========

        Basic earnings per share                           $  .26       $  .22
                                                          ==========   =========
        Diluted earnings per share                         $  .25       $  .20
                                                          ==========   =========
        Dividends per share                                $  .04       $  .03
                                                          ==========   =========
</table
        See accompanying notes to Consolidated Financial Statements.
                                        -2-


                        FIRST BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        - - - - - - - - - - - - - - - - - - - -
                     Three months ended September 30, 1999 and 1998
                                                               (Unaudited)
                                                              1999          1998
                                                          -----------   -----------
                                                          (Dollars in thousands)
Cash flows from operating activities:
   Net income                                               $  512        $  444
   Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                               73            63
     Amortization                                               17            17
     Unrealized loss on investment securities                    1            12
     Loss on loans, net of recoveries                           17            22
     Release of ESOP shares                                     89           121
     Net change in operating accounts:
        Accrued interest receivable and other assets            14           (93)
        Deferred loan costs                                    (14)          (25)
        Income taxes payable - current                           8            51
        Deferred income tax payable                             28             9
        Accrued expenses                                       (13)          (20)
                                                           --------       -------
           Net cash from operating activities                  732           601
                                                           --------       -------

Cash flows from investing activities:
  Purchase of investment securities available-for-sale        (500)            -
  Proceeds from maturities of investment securities
    available-for-sale                                          -            300
  Proceeds from maturities of investment securities
    held-to-maturity                                             3           289
  Net change in certificates of deposit                        (77)           (4)
  Net change in federal funds sold                              -           (235)
  Net change in loans receivable                            (4,437)       (3,784)
  Proceeds from maturities of mortgage-backed
    certificates                                                42            39
  Purchases of property and equipment                         (284)         (111)
                                                           ---------     --------
Net cash used in investing activities                       (5,253)       (3,506)
                                                           ---------     --------
            See accompanying notes to Consolidated Financial Statements.
                                     -3-

                  FIRST BANCSHARES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
              - - - - - - - - - - - - - - - - - - - - - - - - -
               Three months ended September 30, 1999 and 1998
                                                               (Unaudited)
                                                             1999          1998
                                                          ---------     ----------
                                                         (Dollars in thousands)
Cash flows from financing activities:
  Net change in demand deposits, savings accounts,
     and certificates of deposit                           $ 2,004       $ 1,143
  Proceeds from sale of common stock                            35             4
  Purchase of treasury stock                                  (367)         (665)
  Cash dividends paid                                          (74)          (60)
                                                           --------      --------
       Net cash from financing activities                    1,598           422
                                                           --------      --------


Net increase/(decrease) in cash and cash equivalents        (2,923)       (2,483)

Cash and cash equivalents -
  beginning of period                                       10,722        11,863
                                                           --------      --------
Cash and cash equivalents -
  end of period                                            $ 7,799       $ 9,380
                                                           =======       ========


       See accompanying notes to Consolidated Financial Statements.
                                       -4-


                         FIRST BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       - - - - - - - - - - - - - - - - - - - - - - - -
                         Three months ended September 30, 1999 and 1998

                                                                (Unaudited)
                                                            1999          1998
                                                         ---------     ---------
                                                           (Dollars in thousands)
Net income                                                $  512        $  444
                                                          -------       -------

Other comprehensive income, net of tax
  Unrealized gains (losses) on securities                    (22)          (32)
                                                          -------       -------
Other comprehensive income                                   (22)          (32)
                                                          -------       -------

Comprehensive income                                      $  490        $  412
                                                          =======       =======

       See accompanying notes to Consolidated Financial Statements.
                              -5-

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE A - Basis of Presentation
------------------------------
The consolidated interim financial statements as of September 30, 1999 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the September 30, 1999 interim financial statements. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year. The June 30, 1999 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

NOTE B - Earnings per Share
----------------------------
Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the Company. Dilutive potential common shares are added to weighted average shares used to compute basic earnings per share. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. For the periods presented, unreleased ESOP shares are not considered outstanding for purposes of calculating earnings per share.

                                                             Dilutive
                                 Weighted Average Number      Shares
                                    of Common Shares         Issuable
                                 -----------------------     --------
1999                                    2,053,371              92,816
1998                                    2,057,092             124,326



                              -6-



                 FIRST BANCSHARES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                              (continued)


NOTE C - Treasury Stock
-----------------------

First Bancshares, Inc. has completed seven separate stock repurchase programs between March 9, 1994 and September 21, 1999. During those seven programs, a total of 683,308 shares of stock have been acquired at a combined cost of $10.2 million. On September 21, 1999, an eighth repurchase program of 203,239 shares was initiated. As of November 12, 1999, 30,277 shares had been repurchased at a cost of $340,000. Treasury stock is shown at cost for financial statement presentation.

NOTE D - Accounting Changes
---------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is was adopted July 1, 1999 by the Company. The adoption of this standard has not had a material impact on the Company to date.

NOTE E - Year 2000 Issues
-------------------------

As reported in the June 30, 1999 annual report, management believes the major areas with respect to Year 2000 have been addressed and the progress of remedying the related issues have been completed on schedule. The contingency plan was tested during the quarter ended September 30, 1999 with succesful results. The plan will continually be evaluated and additional testing performed during the remainder of 1999. First Home has spent approximately $293,000 and estimates future costs for Year 2000 compliance to be $7,000 to $12,000.

                              -7-


             FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 1999, as well as certain material changes in results of operations during the three month periods ended September 30, 1999 and 1998.

     The following narrative is written with the presumption that the users have read or have access to the Company's 1999 Form 10-KSB, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1999, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.


Comparison of the Three Months ended September 30, 1999 to the Three Months
   Ended September 30, 1998

     Financial Condition. Total assets increased $2.2 million during the quarter to $180.9 million at September 30, 1999. Net loans increased $4.4 million to $158.1 million. Cash and cash equivalents decreased $2.9 million during the quarter while investment securities available-for-sale in increased $.4 million. Customer deposits increased by $2.0 million.

     Nonperforming assets were $2.3 million, or 1.27% of total assets at September 30, 1999 compared to $1.9 million, or 1.06% of total assets, at June 30, 1999.

     Net Income. Net income increased $68,000 from $444,000 for the quarter ended September 30, 1998 to $512,000 for the quarter ended September 30, 1999. Net interest income after provision for loan losses increased $132,000. Noninterest income increased by $28,000; however, noninterest expense increased by $78,000. Income tax expense increased $14,000 due to the increase in income before income tax expense.

     Net Interest Income. Net interest income was $1,657,000 for the quarter ended September 30, 1999, an increase of $127,000 from $1,530,000 for the quarter ended September 30, 1998. Interest income increased $78,000 while interest expense decreased $49,000.

     Interest Income. Interest income increased $78,000, or 2.4%, from $3,254,000 for the quarter ended September 30, 1998 to $3,332,000 for the quarter ended September 30, 1999. Interest income from loans receivable increased by $98,000 from $3,037,000 for the quarter ended September 30, 1998 to $3,135,000 for the quarter ended September 30, 1999. The increase was attributable to an increase in average loans outstanding somewhat offset by a slight decrease in average yield.

     Interest income from investment securities was $100,000 for the quarter ended September 30, 1999, a decrease of $11,000 from $111,000 for the quarter ended September 30, 1998. Less outstanding securities combined with a lower average interest rate caused the decrease. Income from mortgage-backed securities decreased by $8,000 as principal payments reduced the outstanding balance of these securities.

                                -8-



                 FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      (continued)


     Interest Expense. Interest expense was $1,675,000 for the quarter ended September 30, 1999, a $49,000 decrease from $1,724,000 for the quarter ended September 30, 1998. Interest expense on customer deposits increased $4,000 as outstanding balances increased offset slightly by a decrease in the rate paid on those deposits. A decrease in the outstanding balance of FHLB advances further reduced interest expense by $53,000, or 61.6%.

     Provision for Loan Losses. Loan loss provisions decreased by $5,000 from $22,000 for the quarter ended September 30, 1998 to $17,000 for the quarter ended September 30, 1999. During the quarter ended September 30, 1999, recoveries exceeded charge-offs by $3,900. Actual loan losses, net of recoveries, were $10,000 for the quarter ended September 30, 1998.

     Noninterest Income.  Noninterest income increased by $28,000 from $203,000 for the quarter ended September 30, 1998 to $231,000 for the quarter ended September 30, 1999. Title insurance commissions increased $17,000 with increased activity at the Hartville office and addition of South Central Missouri Title, Inc. offices in Marshfield and Ava, Missouri.

     The write-down in an auto loan pool security during the quarter ended September 30, 1998 was $12,000 compared to a $1,000 write-down of a foreign currency cash reserve account during the quarter ended September 30, 1999.

     Noninterest Expense. Noninterest expense was $1,092,000 for the quarter ended September 30, 1999, an increase of $78,000 from $1,014,000 for the quarter ended September 30, 1998. Two new South Central Missouri Title, Inc. branches added $14,000 to employee compensation and benefits. Decrease in the fair market value of FBSI stock caused the ESOP expense to decrease by $32,000. Group health insurance premiums and self-insurance costs increased $5,000.
Vesting of the MRP shares was completed in December 1998 which created a decrease of $12,000 in the related compensation expense.
In July 1999, FHSB management initiated an reimbursement plan to employees who purchased a personal computer for home use. The expense for the quarter ended September 30, 1999 for this plan was $52,000.

     Occupancy and equipment expense increased $7,000 comprised of expenses related to computer upgrades and repairs to rental properties.

     Advertising and promotional decreased $13,000 in expense for gifts to customers for opening new checking accounts at the Crane and Galena branches. The quarter ended September 30, 1998 included a promotion of opening new checking accounts at these branches. Professional fees increased $2,000 in additional auditing costs.

     Other increases in operating expenses were: costs of in-house printing of checks for customers with selected checking accounts- $9,000, postage - $4,000. Also contributing to the overall increase was a $35,000 reduction in a loss reserve for items deposited with the correspondent bank for which First Home had not received credit as of June 30, 1998. First Home received credit for these items during the quarter ended September 30, 1998. The addition of offices of South Central Missouri Title, Inc. increased related other expenses by $3,000.

     Net Interest Margin. Net interest margin increased from 3.73% for the three months ended September 30, 1998 to 3.81% for the three months ended September 30, 1999. Income from earning assets increased by $77,000, or 2%, between the two quarters while interest expense decreased by $50,000, or 3%. The average earning asset base increased by $8.5 million, or 5%, which was offset by a $7.5 million, or 5%, increase in the average interest-bearing liability base.



                                  -9-



                 FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
              ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (continued)

Liquidity and Capital Resources
---------------------------------

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

     First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from a Federal Home Loan Bank line of credit can be drawn as an alternative source of funds. During the period presented, First Home used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals. At September 30, 1999, First Home had approved loan commitments totaling $1.0 million and undisbursed loans in process of $2.3 million.

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

     At September 30, 1999, certificates of deposit amounted to $91.8 million, or 59% of First Home's total deposits, including $58.4 million of fixed rate certificates scheduled to mature within twelve months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and the Federal Home Loan Bank line of credit and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

                                -10-



             FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


     The Office of Thrift Supervision requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. First Home's liquidity ratio was 7.02% at September 30, 1999. First Home consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

     The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at September 30, 1999.



                                                       Percent of Adjusted
                                         Amount             Total Assets
                                       ----------           ------------
                                                  (Unaudited)
                                           (Dollars in thousands)

Tangible capital                         $20,309              11.4%
Tangible capital requirement               2,673               1.5
                                         -------             ------
Excess                                   $17,636               9.9%
                                         =======             ======

Core capital                             $20,309              11.4%
Core capital requirement                   7,129               4.0
                                         -------             ------
Excess                                   $13,180               7.4%
                                         =======             ======

Risk-based capital                       $20,553              15.7%
Risk-based capital requirement	           10,433               8.0
                                         -------             ------
Excess                                   $10,120               7.7%
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


                                             First Bancshares, Inc.



Date:  November 15, 1999                By: /s/ Stephen H. Romines
      ----------------------               ------------------------
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







23