Form 10QSB
period 1999-12-31
FIRST BANCSHARES INC /MO/
filed 2000-02-15
CIK 912967

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                    ------------------------------------

                                 FORM 10-QSB

                    ------------------------------------


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending   December 31, 1999
                               ----------------------
                         or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from            to
                               -----------   --------------

Commission File Number                      0-22842
                               ----------------------------
                        First Bancshares, Inc.
                      --------------------------
        (Exact name of registrant as specified in its charter)

         Missouri                                43-1654695
-----------------------------                   --------------
(State or other jurisdiction of                 (I.R.S. Employer
Incorporation or organization)                    Identification No.)

    142 East First St., Mountain Grove, MO            65711
-------------------------------------------         ----------
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


As of February 11, 2000, there were 1,972,220 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


              FIRST BANCSHARES, INC. AND SUBSIDIARIES
                          FORM 10-QSB
                       December 31, 1999



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


SIGNATURES



                 FIRST BANCSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               - - - - - - - - - - - - - - - - - - - - - - - -
                                                              (Unaudited)
                                                         December 31,   June 30,
                                                             1999        1999
                                                         ------------   --------
                ASSETS
                                                          (Dollars in thousands)
Cash and cash equivalents, including interest-bearing
accounts of $5,231 at December 31 and $8,032 at June 30   $   8,471   $  10,722
Federal funds sold                                              245         245
Certificates of deposit                                       1,209       1,209
Investment securities available-for-sale, at fair value       3,658       3,217
Investment securities held-to-maturity (estimated
   fair value $1,606 at December 31 and $1,530 at June 30)    1,625       1,544
Investment in Federal Home Loan Bank stock, at cost           1,058       1,058
Mortgage backed certificates available-for-sale, at fair value  486         550
Loans receivable held-for-investment, net (includes reserves for
   loan losses of $578 at December 31 and $540 at June 30)  161,782     153,616
Accrued interest receivable                                     827         772
Prepaid expenses                                                127          91
Property and equipment, less accumulated depreciation
   and valuation reserves                                     5,547       4,652
Real estate owned                                                64          -
Intangible assets, less accumulated amortization                851         885
Other assets                                                      9         160
                                                         ----------  ----------
     Total assets                                        $  185,959  $  178,721
                                                         ==========  ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                                        $  152,532  $  151,210
Advances from Federal Home Loan Bank                          8,159       2,200
Other borrowed funds                                             29          -
Income taxes payable - current                                  101         196
Accrued expenses and accounts payable                           597         672
Deferred income taxes                                           205         194
                                                         ----------  ----------
     Total liabilities                                      161,623     154,472
                                                         ----------  ----------
Commitments and contingencies                                   -           -

Preferred stock, $.01 par value; 2,000,000 shares authorized,
   none issued                                                  -           -
Common stock, $.01 par value; 8,000,000 shares authorized,
   2,728,796 issued, 1,987,320 and 2,063,902 outstanding at
   December 31 and June 30, respectively                         27           27
Paid-in capital                                              16,391      16,245
Retained earnings - substantially restricted                 19,255      18,362
Treasury stock - at cost; 741,476 and 654,894 shares at
   December 31 and June 30, respectively                    (10,845)     (9,873)
Unearned compensation                                          (409)       (491)
Unrealized gain (loss) on securities available-for-sale, net of
   applicable deferred income taxes                             (83)        (21)
                                                          ---------   ----------
   Total stockholders' equity                                24,336      24,249
                                                         ----------   ----------
     Total liabilities and stockholders' equity          $  185,959   $ 178,721
                                                         ==========   ==========

         See accompanying notes to Consolidated Financial Statements.
                                     -1-

                FIRST BANCSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                - - - - - - - - - - - - - - - - - - - - -
                                           (Unaudited)         (Unaudited)
                                          Quarter Ended       Six Months Ended
                                            December 31,        December 31,
                                           1999     1998       1999      1998
                                         --------  -------   --------  ---------
                                                  (Dollars in thousands)
Interest Income:
   Loans receivable                       $  3,229  $3,061    $  6,364  $  6,098
   Investment securities                       124      93         224       204
   Mortgage-backed and related securities        9      16          18        33
   Other interest-earning assets                58      78         146       167
                                           -------  ------    --------  --------
       Total interest income                 3,420   3,248       6,752     6,502
                                           -------  ------    --------  --------

Interest Expense:
   Customer deposits                         1,669   1,630       3,311     3,268
   Borrowed funds                               61      74          94       160
                                           -------  ------     -------  --------
       Total interest expense                1,730   1,704       3,405     3,428
                                           -------  ------     -------  --------

       Net interest income                   1,690   1,544       3,347     3,074

Provision for loan losses                       20      21          37        43
                                           -------  ------     -------  --------
Net interest income after
       provisions for losses                 1,670   1,523       3,310     3,031
                                           -------  -------     ------  --------
Noninterest Income:
   Service charges and other fee income        168     137         321       293
   Loan origination and commitment fees          1       1           3         3
   Income from real estate operations           41      27          68        51
   Insurance commissions                        46      42          96        75
   Gain on sale of investments                   1      (2)         -        (14)
   Gain on sale of property and equipment        -      (8)         -         (8)
                                            -------  ------     -------  -------
       Total noninterest income                257     197         488       400
                                            ------  -------     -------  -------

Noninterest Expense:
   Compensation and employee benefits          651     641       1,314     1,276
   Occupancy and equipment                     174     143         323       285
   Deposit insurance premiums                   22      21          44        42
   Advertising and promotional                  16      12          32        41
   Professional fees                            15      41          39        63
   Other                                       216     200         434       365
                                            ------  -------     -------  -------
       Total noninterest expense             1,094   1,058       2,186     2,072
                                            ------  -------    --------  -------

       Income before taxes                     833     662       1,612     1,359
Income Taxes                                   303     241         570       494
                                            ------  -------     ------  --------

       Net income                           $  530  $  421      $1,042  $    865
                                            ======  ======      ======  ========

       Earnings per share - basic             .28     .21         .54      .42
                                            ======  ======      ======  =======
       Earnings per share - diluted           .26     .20         .51      .40
                                            ======  ======      ======  =======
       Dividends per share                    .03     .03         .06      .06
                                            ======  ======      ======  =======

       See accompanying notes to Consolidated Financial Statements.
                                       -2-

                 FIRST BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                - - - - - - - - - - - - - - - - - - - - -
                 Six months ended December 31, 1999 and 1998
                                                        (Unaudited)
                                                     1998        1998
                                                   --------    -------
                                                 (Dollars in thousands)
Cash flows from operating activities:
   Net income                                       $ 1,042   $    865
   Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                       161        127
     Amortization                                        34         34
     Unrealized loss on investment securities            -          14
     Loss on disposal of equipment                       -           8
     Loss on loans, net of recoveries                    37         43
     Vesting of MRP shares                               -          53
     Release of ESOP shares                             178        238
     Net change in operating accounts:
        Accrued interest receivable and other assets     60        102
        Deferred loan costs                             (24)       (38)
        Income taxes payable - current                  (95)        21
        Deferred income tax payable                      11         (4)
        Accrued expenses                                (75)      (137)
                                                    --------   --------
           Net cash from operating activities         1,329      1,326
                                                    --------   --------

Cash flows from investing activities:
  Purchase of investment securities
    available-for-sale                                 (500)       (27)
  Purchase of investment securities held-to-maturity   (100)      (311)
  Proceeds from maturities of investment securities
    available-for-sale                                   -         600
  Proceeds from maturities of investment securities
    held-to-maturity                                     19        369
  Net change in certificates of deposit                  -         296
  Net change in federal funds sold                       -        (245)
  Net change in loans receivable                     (8,243)    (4,244)
  Proceeds from maturities of mortgage-backed
    certificates                                         61         71
  Purchases of property and equipment                (1,056)      (434)
                                                    --------  ---------
Net cash used in investing activities                (9,819)    (3,925)
                                                    --------  ---------
     See accompanying notes to Consolidated Financial Statements.
                                  -3-
                 FIRST BANCSHARES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
            - - - - - - - - - - - - - - - - - - - - - - - - -
               Six months ended December 31, 1999 and 1998
                                                      (Unaudited)
                                                    1999        1998
                                                   -------   ----------
                                                (Dollars in thousands)
Cash flows from financing activities:
  Net change in demand deposits, savings accounts,
     and certificates of deposit                    $ 1,322   $  6,051
  Proceeds from borrowed funds                        5,988         -
  Payments on borrowed funds                             -      (2,000)
  Proceeds from sale of common stock                     50          9
  Purchase of treasury stock                           (972)      (864)
  Cash dividends paid                                  (149)      (120)
                                                    --------  ---------
       Net cash from financing activities             6,239      3,076
                                                    --------  ---------



Net increase/(decrease) in cash and cash equivalents (2,251)       477

Cash and cash equivalents -
  beginning of period                                10,722     11,863
                                                    --------  ---------
Cash and cash equivalents -
  end of period                                   $   8,471   $ 12,340
                                                  =========   =========





        See accompanying notes to Consolidated Financial Statements.
                                  -4-

               FIRST BANCSHARES, INC. AND SUBSIDIARIES
                  STATEMENTS OF COMPREHENSIVE INCOME
               - - - - - - - - - - - - - - - - - - - - -
               Six months ended December 31, 1999 and 1998
                                                       (Unaudited)
                                                    1999       1998
                                                  --------   --------
                                                (Dollars in thousands)
Net income                                        $ 1,042    $    865
                                                  --------   --------
Other comprehensive income, net of tax
  Unrealized gains (losses) on securities             (62)        (37)
                                                  --------   ---------
Other comprehensive income                            (62)        (37)
                                                  --------   ---------

Comprehensive income                              $   980    $    828
                                                  ========   =========


     See accompanying notes to Consolidated Financial Statements.
                                    -5-


             FIRST BANCSHARES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE A - Basis of Presentation

The consolidated interim financial statements as of December 31, 1999 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 1999 interim financial statements. The results of operations for the periods ended December 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year. The June 30, 1999 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.


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

                              -6-



            FIRST BANCSHARES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                         (continued)

NOTE B - Earnings per Share-continued

                                                            Dilutive
                                    Weighted Average Number   Shares
                                        of Common Shares     Issuable
                                      -------------------   ---------
Quarter ended Dec. 31, 1999                 1,923,770          89,423
Quarter ended Dec. 31, 1998                 2,037,560         116,684

Six months ended Dec. 31, 1999              1,941,135          91,120
Six months ended Dec. 31, 1998              2,047,326         117,451


NOTE C - Treasury Stock

First Bancshares, Inc. has completed seven separate stock repurchase programs between March 9, 1994 and September 21, 1999. During those seven programs, a total of 683,308 shares of stock have been acquired at a combined cost of $10.2 million. On September 21, 1999, an eighth repurchase program of 203,239 shares was initiated. As of February 12, 2000, 70,168 shares had been repurchased at a cost of $767,000. Treasury stock is shown at cost for financial statement presentation.

NOTE D - Accounting Changes

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments as fair value. This Statement was adopted July 1, 1999 by the Company. The adoption of this standard has not had a material impact on the Company to date.

                             -7-



       FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
      ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 1999, as well as certain material changes in results of operations during the three and six month periods ended December 31, 1999 and 1998.

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


Comparison of the Three Months ended December 31, 1999 to the Three
     Months Ended December 31, 1998

     Financial Condition. During the quarter ended December 31, 1999, total assets increased $5.1 million to $185.9 million.
Net loans increased $3.7 million during the quarter to $161.8 million. Cash and cash equivalents and property and equipment, net of accumulated depreciation each increased $.7 million.

     Customer deposits decreased $.7 million during the quarter ended December 31, 1999 to $152.5 million. The majority of the reduction was in checking accounts. FHLB advances increased by $5.9 million to fund loan growth.

     Nonperforming assets increased to $2.7 million, or 1.45% of total assets at December 31, 1999 compared to $2.3 million, or 1.27% of total assets, at September 30, 1999.

     Net Income. Net income of $530,000 for the quarter ended December 31, 1999 increased $109,000 from $421,000 for the quarter ended December 31, 1998. Net interest income, after provision for loan losses, increased $147,000. Noninterest income increased $60,000. These increases were somewhat offset by a $36,000 increase in noninterest expense and a $62,000 income tax expense increase.



                                  -8-
       FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
      ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (continued)

     Net Interest Income. Net interest income increased $146,000, or 9.5%, from $1,544,000 for the quarter ended December 31, 1998 to $1,690,000 for the quarter ended December 31, 1999. Interest income increased $172,000 offset slightly by a $26,000 increase in interest expense.

     Interest Income. Interest income of $3,420,000 for the quarter ended December 31, 1999 increased $172,000, or 5.3%, from $3,248,000 for the quarter ended December 31, 1998. Interest income from loans receivable increased $168,000 from $3,061,000 for the quarter ended December 31, 1998 to $3,229,000 for the quarter ended December 31, 1999. The increase was attributable to the increase in average loans outstanding as the average yield remained basically constant.

     Income from investment securities increased $31,000. The average balance of investment securities was higher for the quarter ended December 31, 1999, as additional securities were purchased compared to the quarter ended December 31, 1998. Income from other interest-earning assets decreased by $20,000 as a lower balance was maintained in the FHLB daily-time savings account during the quarter ended December 31, 1999.

     Interest Expense. Interest expense increased by $26,000 to $1,730,000 for the quarter ended December 31, 1999 from $1,704,000 for the quarter ended December 31, 1998. The increase resulted from a $39,000 increase in interest expense on customer deposits. The outstanding balance of customer deposits increased slightly; however the average rate paid on those deposits was somewhat lower in the quarter ended December 31, 1999 than the quarter ended December 31, 1998.

     Interest expense on borrowed funds decreased by $13,000. While December 31, 1999 quarter ended FHLB advances were higher, a lower average balance of those advances was maintained during the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998.

     Provision for Loan Losses. Loan loss provisions remained basically constant at $21,000 for the quarter ended December 31, 1998 compared to $20,000 for the quarter ended December 31, 1999. Actual loan losses, net of recoveries, on First Home originated loans were $3,100 for the quarter ended December 31, 1999 compared to $1,200 for the quarter ended December 31, 1998.

     Noninterest Income.  Noninterest income increased $60,000, or
30.5% to $257,000 for the quarter ended December 31, 1999 from $197,000 for the quarter ended December 31, 1998. Service charges and other fee income increased $31,000, or 22.6%. This increase was combined with an increase of $14,000 in income from real estate operations and $4,000 in insurance commissions. Losses on investments and property and equipment of $10,000 for the quarter ended December 31, 1998 were replaced with a $1,000 gain for the quarter ended December 31, 1999.

     Noninterest Expense. Noninterest expense increased $36,000, or 3.4% from $1,058,000 for the quarter ended December 31, 1998 to $1,094,000 for the quarter ended December 31, 1999. The increase was primarily in the area of occupancy and equipment expenses, specifically additional depreciation and operating costs of computer hardware and software. Other noninterest expenses increased $16,000 as additional charitable contributions were made (which will provide First Home with state income tax credits) and postage costs increased.

     Compensation and employee benefits increased $10,000. Normal salary increases and additional personnel created a $41,000 increase and additional group health insurance costs added $26,000. These two increases were offset by a $24,000 decrease in payroll taxes and a $32,000 decrease in ESOP expense as there was an additional decline in the fair market value of FBSI stock. Professional fees decreased $26,000 due to reduced audit costs.

                                    -9-
            FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)

     Net Interest Margin. Net interest margin increased from 3.71% for the three months ended December 31, 1998 to 3.84% for the three months ended December 31, 1999. Income from earning assets increased by $171,000, or 5.3%, between the two quarters while interest expense increased by $26,000, or 1.5%. The average earning asset base increased by $7.5 million, or 4.5%, which was offset by a $9.9 million, or 6.9%, increase in the average interest-bearing liability base.


Comparison of the Six Months ended December 31, 1999 to the Six
    Months Ended December 31, 1998.

     Financial Condition. Total assets for the six months ended December 31, 1999 increased $7.2 million. Net loans increased $8.2 million, property and equipment increased a net $.9 million and cash and cash equivalents decreased $2.2 million. Customer deposits increased $1.3 million to $152.5 million at December 31, 1999. FHLB advances increased $5.9 million with the proceeds used to fund loan growth.

     Nonperforming assets increased $800,000 during the six months to $2.7 million.

     Net Income. Net income increased $177,000 from $865,000 for the six months ended December 31, 1998 to $1,042,000 for the six months ended December 31, 1999. Net interest income, after provision for loan losses, increased $279,000, or 9.2%. Noninterest income increased $88,000. Those increases were, however, offset by a $114,000, or 5.5%, increase in noninterest expense and a $76,000 increase in income tax expense.

     Net interest income. Net interest income of $3,347,000 for the six months ended December 31, 1999 increased $273,000 from $3,074,000 for the six months ended December 31, 1998. Interest income increased $250,000 while interest expense decreased $23,000.

     Interest income. Total interest income increased $250,000 from $6,502,000 for the six months ended December 31, 1998 to $6,752,000 for the six months ended December 31, 1999. Interest income from loans receivable increased $266,000 as a result of a higher outstanding balance in loans receivable offset somewhat by a lower average yield. Income from investment securities increased $20,000 attributable to a higher balance in those assets. Those increases were offset by a $21,000 decrease in income from interest-earning assets and a $15,000 decrease in mortgage-backed and related securities both caused by a lower balance in investments combined with a slightly lower average yield.

     Interest Expense. During the six months ended December 31, 1999, interest expense decreased $23,000 to $3,405,000 from $3,428,000 for the six months ended December 31, 1998. Interest expense on customer deposits increased $43,000. Higher outstanding balances, primarily in interest bearing checking accounts, more than offset a lower average rate paid on deposits. Reduction in the average FHLB advances, however, created a $66,000 decrease in interest expense on FHLB borrowings.

     Provision for loan losses. Provision for loan losses decreased from $43,000 for the six months ended December 31, 1998 to $37,000 for the six months ended December 31, 1999. Recoveries exceeded charge-offs for the six months ended December 31, 1999 by $800. Actual loan losses, net of recoveries, were $11,200 for the six months ended December 31, 1998.

                                 -10-



          FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (continued)

     Noninterest income. Noninterest income was $488,000 for the six months ended December 31, 1999 compared to $400,000 for the six months ended December 31, 1998. The $88,000 increase included an increase in service charges and other fee income of $28,000, an increase in insurance commissions of $21,000 and an increase in income from real estate operations of $17,000. The increase in insurance commissions resulted from increased activity at the Hartville office and addition of South Central Missouri Title, Inc. offices in Marshfield and Ava, Missouri. Income from real estate operations increased with the acquisition of additional rental properties.

     The six months ended December 31, 1998 contained the write-down of $14,000 in an auto loan pool security and $8,000 in the disposal of unused equipment. There were no such corresponding losses in the six months ended December 31, 1999.

     Noninterest expense. Noninterest expense for the six months ended December 31, 1999 was $2,186,000 compared to $2,072,000 for the six months ended December 31, 1998. The $114,000 increase was primarily related to other operating expenses. The majority of the increase in other operating expenses were postage costs, in-house printing of checks for custmers with selected checking accounts and additional charitable contributions for which First Home will receive state tax credits. Also contributing to the overall increase was a $35,000 reduction in a loss reserve for items deposited with the correspondent bank for which First Home had not yet received credit as of June 30, 1998. First Home received credit for these items during the six months ended December 31, 1998.

     Compensation and employee benefits increased $38,000. In July, 1999, First Home's management initiated a reimbursement plan to employees who purchased a personal computer for home use. The expense for the six months ended Decemer 31, 1999 for this plan was $60,000. Normal salary increases and additional personnel created $55,000 of the increase. Group health insurance premiums and self-insurance funding costs increased $31,000. The decrease in the fair market value of FBSI stock caused the ESOP expense to decrease by $64,000. Final vesting of the MRP shares in December 1998 created a $44,000 expense. There was no such corresponding expense in the six months ended December 31, 1999.

     Occupancy and equipment expense increased $38,000, primarily for additional depreciation and operating costs of computer hardware and software. Professional fees decreased $24,000 as a result of reduction of audit and outside accounting costs.

     Net interest margin. Net interest margin increased from 3.72% for the six months ended December 31, 1998 to 3.84% for the six months ended December 31, 1999. Income from earning assets increased by $248,000, or 3.8%, while interest expense decreased $23,000, or
 .6%. The average earning asset base increased $8.0 million, or 4.8%. The average interest-bearing liability base increased $8.7 million, or 6.1%.


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

                              -11-


        FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
      ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (continued)


     First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from a Federal Home
Loan Bank line of credit can be drawn as an alternative source of funds. During the period presented, First Home used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals. At December 31, 1999, First Home had approved loan commitments totaling $1.0 million and undisbursed loans in process of $1.6 million.

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

     Normal daily operating expenses are not expected to significantly change. Noninterest expense as a percentage of average assets at 2.5% is expected to remain basically constant. Interest expense is expected to gradually increase as the deposit base gradually increases and average interest rates paid on new and renewed accounts increase. New or renewed FHLB advances are expected to contribute to the increase in interest expense. The interest expense increase is projected to be largely offset as new loans are funded and rates on existing adjustable rate loans are gradually increased. Customer deposits are expected to exceed withdrawals.

     At December 31, 1999, certificates of deposit amounted to $92.7 million, or 61% of First Home's total deposits, including $58.4 million of fixed rate certificates scheduled to mature within twelve months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and the Federal Home Loan Bank line of credit and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

     The Office of Thrift Supervision requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowings. First Home's liquidity ratio was 6.35% at December 31, 1999. First Home consistently maintains liquidity level in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.


                                -12-

         FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
       ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (continued)



     The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at December 31, 1999.


                                                   Percent of Adjusted
                                        Amount         Total Assets
                                     ------------  ---------------------
                                               (Unaudited)
                                          (Dollars in thousands)
Tangible capital                        $20,482             11.2%
Tangible capital requirement              2,744              1.5
                                        -------             ------
Excess                                  $17,738              9.7%
                                        -------             ------

Core capital                            $20,482             11.2%
Core capital requirement                  7,318              4.0
                                        -------             -----
Excess                                  $13,164              7.2%
                                        -------             -----

Risk-based capital                      $20,734             15.3%
Risk-based capital requirement           10,869              8.0
                                        -------             -----
Excess                                  $ 9,865              7.3%
                                        -------             -----









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



Date:  February 15, 2000                 By: /s/ Stephen H. Romines
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