Form 10QSB
period 2000-03-31
FIRST BANCSHARES INC /MO/
filed 2000-05-15
CIK 912967

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                    ------------------------------------

                                 FORM 10-QSB

                    ------------------------------------


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending   March 31, 2000
                               ----------------------
                         or

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


As of May 03, 2000, there were 1,940,915 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.



              FIRST BANCSHARES, INC. AND SUBSIDIARIES
                          FORM 10-QSB
                       March 31, 2000



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


SIGNATURES






                 FIRST BANCSHARES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               - - - - - - - - - - - - - - - - - - - - - - - -
                                                              (Unaudited)
                                                           March 31,   June 30,
                                                             2000        1999
                                                         ------------   --------
                ASSETS
                                                          (Dollars in thousands)
Cash and cash equivalents, including interest-bearing
accounts of $5,804 at March 31 and $8,032 at June 30      $   8,867   $  10,722
Federal funds sold                                              320         245
Certificates of deposit                                       1,109       1,209
Investment securities available-for-sale, at fair value       3,911       3,217
Investment securities held-to-maturity (estimated
   fair value $1,494 at March 31 and $1,530 at June 30)       1,572       1,544
Investment in Federal Home Loan Bank stock, at cost           1,072       1,058
Mortgage backed certificates available-for-sale, at fair value  472         550
Loans receivable held-for-investment, net (includes reserves for
   loan losses of $579 at March 31 and $540 at June 30)     166,415     153,616
Accrued interest receivable                                     881         772
Prepaid expenses                                                215          91
Property and equipment, less accumulated depreciation
   and valuation reserves                                     5,759       4,652
Real estate owned                                                99          -
Intangible assets, less accumulated amortization                834         885
Other assets                                                     14         160
                                                         ----------  ----------
     Total assets                                        $  191,540  $  178,721
                                                         ==========  ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                                        $  159,729  $  151,210
Advances from Federal Home Loan Bank                          6,055       2,200
Other borrowed funds                                             27          -
Income taxes payable - current                                  406         196
Accrued expenses and accounts payable                           655         672
Deferred income taxes                                           201         194
                                                         ----------  ----------
     Total liabilities                                      167,073     154,472
                                                         ----------  ----------
Commitments and contingencies                                   -           -

Preferred stock, $.01 par value; 2,000,000 shares authorized,
   none issued                                                  -           -
Common stock, $.01 par value; 8,000,000 shares authorized,
   2,753,816 and 2,718,796 issued at March 31 and June 30,
   respectively, 1,960,515 and 2,063,902 outstanding at
   March 31 and June 30, respectively                            28           27
Paid-in capital                                              16,557       16,245
Retained earnings - substantially restricted                 19,685       18,362
Treasury stock - at cost; 793,301 and 654,894 shares at
   March 31 and June 30, respectively                       (11,360)      (9,873)
Unearned compensation                                          (368)        (491)
Accumulated other comprehensive loss                            (75)         (21)
                                                          ---------   ----------
   Total stockholders' equity                                24,467       24,249
                                                         ----------   ----------
     Total liabilities and stockholders' equity          $  191,540   $  178,721
                                                         ==========   ==========

         See accompanying notes to Consolidated Financial Statements.
                                     -1-


                FIRST BANCSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                - - - - - - - - - - - - - - - - - - - - -
                                           (Unaudited)         (Unaudited)
                                          Quarter Ended       Nine Months Ended
                                             March 31,            March 31,
                                           2000     1999       2000      1999
                                         --------  -------   --------  ---------
                                                  (Dollars in thousands)
Interest Income:
   Loans receivable                       $  3,280  $3,019    $  9,644  $  9,117
   Investment securities                       111      96         335       300
   Mortgage-backed and related securities        8      10          26        43
   Other interest-earning assets                62      84         208       251
                                           -------  ------    --------  --------
       Total interest income                 3,461   3,209      10,213     9,711
                                           -------  ------    --------  --------

Interest Expense:
   Customer deposits                         1,724   1,572       5,035     4,840
   Borrowed funds                              126      55         220       215
                                           -------  ------     -------  --------
       Total interest expense                1,850   1,627       5,255     5,055
                                           -------  ------     -------  --------

       Net interest income                   1,611   1,582       4,958     4,656

Provision for loan losses                       25      17          62        60
                                           -------  ------     -------  --------
Net interest income after
       provisions for losses                 1,586   1,565       4,896     4,596
                                           -------  -------     ------  --------
Noninterest Income:
   Service charges and other fee income        169     148         490       441
   Loan origination and commitment fees          3       3           6         6
   Income from real estate operations           45      25         113        76
   Insurance commissions                        44      49         140       124
   Gain on investments                           1      21           1         7
   Gain on sale of property and equipment        -       -          -         (8)
                                            -------  ------     -------  -------
       Total noninterest income                262     246         750       646
                                            ------  -------     -------  -------

Noninterest Expense:
   Compensation and employee benefits          624     634       1,938     1,910
   Occupancy and equipment                     174     155         497       440
   Deposit insurance premiums                    8      22          52        64
   Advertising and promotional                  13      14          45        55
   Professional fees                            21      23          60        86
   Other                                       207     211         641       576
                                            ------  -------     -------  -------
       Total noninterest expense             1,047   1,059       3,233     3,131
                                            ------  -------    --------  -------

       Income before taxes                     801     752       2,413     2,111
Income Taxes                                   296     284         866       778
                                            ------  -------     ------  --------

       Net income                           $  505  $  468      $1,547  $  1,333
                                            ======  ======      ======  ========

       Earnings per share - basic             .27     .23         .80      .65
                                            ======  ======      ======  =======
       Earnings per share - diluted           .26     .22         .77      .62
                                            ======  ======      ======  =======
       Dividends per share                    .04     .04         .12      .10
                                            ======  ======      ======  =======

       See accompanying notes to Consolidated Financial Statements.
                                       -2-



                 FIRST BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                - - - - - - - - - - - - - - - - - - - - -
                 Nine months ended March 31, 2000 and 1999
                                                        (Unaudited)
                                                     2000        1999
                                                   --------    -------
                                                 (Dollars in thousands)
Cash flows from operating activities:
   Net income                                       $ 1,547   $  1,333
   Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                       250        198
     Amortization                                        51         51
     Unrealized loss on investment securities            -          14
     Gain on sale of property and equipment              -         (14)
     Loss on loans, net of recoveries                    62         60
     Release of ESOP shares                             261        361
     Vesting of MRP shares                               -          56
     Net change in operating accounts:
        Accrued interest receivable and other assets    (87)        (1)
        Deferred loan costs                             (34)       (41)
        Income taxes payable - current                  210        304
        Deferred income tax payable                       3         (9)
        Accrued expenses                                (17)       (64)
                                                    --------   --------
           Net cash from operating activities         2,246      2,248
                                                    --------   --------

Cash flows from investing activities:
  Purchase of investment securities
    available-for-sale                                 (743)      (898)
  Purchase of investment securities held-to-maturity   (100)      (466)
  Purchase of Federal Home Loan Bank stock              (14)        -
  Proceeds from maturities of investment securities
    available-for-sale                                   -         600
  Proceeds from maturities of investment securities
    held-to-maturity                                     72        423
  Net change in certificates of deposit                 100        621
  Net change in federal funds sold                      (75)      (245)
  Net change in loans receivable                    (12,926)    (5,744)
  Proceeds from maturities of mortgage-backed
    certificates                                         77        109
  Purchases of property and equipment                (1,357)      (583)
  Proceeds from sale of property and equipment           -         114
                                                    --------  ---------
Net cash used in investing activities               (14,966)    (6,069)
                                                    --------  ---------
     See accompanying notes to Consolidated Financial Statements.
                                  -3-



             FIRST BANCSHARES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
            - - - - - - - - - - - - - - - - - - - - - - - - -
                 Nine months ended March 31, 2000 and 1999
                                                      (Unaudited)
                                                    2000        1999
                                                   -------   ----------
                                                (Dollars in thousands)
Cash flows from financing activities:
  Net change in demand deposits, savings accounts,
     and certificates of deposit                    $ 8,519   $  7,678
  Proceeds from borrowed funds                        3,884         -
  Payments on borrowed funds                             (2)    (2,000)
  Proceeds from sale of common stock                    175         79
  Purchase of treasury stock                         (1,487)    (1,794)
  Cash dividends paid                                  (224)      (201)
                                                    --------  ---------
       Net cash from financing activities            10,865      3,762
                                                    --------  ---------



Net increase/(decrease) in cash and cash equivalents (1,855)       (59)

Cash and cash equivalents -
  beginning of period                                10,722     11,863
                                                    --------  ---------
Cash and cash equivalents -
  end of period                                   $   8,867   $ 11,804
                                                  =========   =========





        See accompanying notes to Consolidated Financial Statements.
                                  -4-


               FIRST BANCSHARES, INC. AND SUBSIDIARIES
                  STATEMENTS OF COMPREHENSIVE INCOME
               - - - - - - - - - - - - - - - - - - - - -
               Nine months ended March 31, 2000 and 1999
                                                       (Unaudited)
                                             Quarter Ended    Nine Months Ended
                                               March 31,          March 31,
                                             2000    1999      2000     1999
                                            ------  ------    ------   ------
                                                (Dollars in thousands)
Net income                                  $ 505   $ 468    $ 1,547   $ 1,333
                                            ------  ------   --------  --------

Unrealized gains (losses) on securities:
  Gains (losses) arising during period,
    net of tax                                  8     (59)       (54)      (33)
Reclassification adjustment, net of tax         -       -          -         -
                                            ------  ------   --------  --------
Other comprehensive income                      8     (59)       (54)      (33)
                                            ------  ------   --------  ---------

Comprehensive income                        $ 513   $ 409     $ 1,493   $ 1,300
                                            ======  ======   ========  =========


     See accompanying notes to Consolidated Financial Statements.
                                    -5-




             FIRST BANCSHARES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE A - Basis of Presentation

The consolidated interim financial statements as of March 31, 2000 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 2000 interim financial statements.
The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year. The June 30, 1999 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.


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

                              -6-




            FIRST BANCSHARES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                         (continued)

NOTE B - Earnings per Share-continued

                                                            Dilutive
                                    Weighted Average Number   Shares
                                        of Common Shares     Issuable
                                      -------------------   ---------
Quarter ended March 31, 2000                 1,902,507         65,221
Quarter ended March 31, 1999                 2,009,395        106,382

Nine months ended March 31, 2000             1,928,353         69,808
Nine months ended March 31, 1999             2,034,867        107,200


NOTE C - Treasury Stock

First Bancshares, Inc. has completed seven separate stock repurchase programs between March 9, 1994 and September 21, 1999. During those seven programs, a total of 683,308 shares of stock have been acquired at a combined cost of $10.2 million. On September 21, 1999, an eighth repurchase program of 203,239 shares was initiated. As of May 3, 2000, 133,021 shares had been repurchased at a cost of $1,395,000. Treasury stock is shown at cost for financial statement presentation.

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

                             -7-




       FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
      ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 1999, as well as certain material changes in results of operations during the three and nine month periods ended March 31, 2000 and 1999.

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


Comparison of the Three Months ended March 31, 2000 to the Three
     Months Ended March 31, 1999

     Financial Condition.  During the quarter ended March 31,
2000, total assets increased $5.6 million to $191.5 million.
Net loans increased $4.6 million to $166.4 million. Cash and cash equivalents increased $.4 million, investment securities available-for-sale increased $.3 million and property and equipment, net of accumulated depreciation increased $.3 million.

     Customer deposits increased $7.2 million to $159.7 million during the quarter ended March 31, 2000. The increase was split between checking accounts and customer certificates of deposit. The increase in funds was used to fund loan growth and reduce FHLB advances by $2.1 million.

     Nonperforming assets decreased slightly to $2.6 million, or 1.36% of total assets at March 31, 2000 compared to $2.7 million, or 1.45% of total assets, at December 31, 1999.


                                  -8-


          FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
      ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (continued)

     Net Income. Net income of $505,000 for the quarter ended March 31, 2000 increased $37,000 from $468,000 for the quarter ended March 31, 1999. Net interest income, after provision for loan losses, increased $21,000. Noninterest income increased $16,000. Net income was also enhanced by a $12,000 reduction in noninterest expense. These increases were somewhat offset by a $12,000 income tax expense increase.

     Net Interest Income. Net interest income increased $29,000, or 1.8%, from $1,582,000 for the quarter ended March 31, 1999 to $1,611,000 for the quarter ended March 31, 2000. Interest income increased $252,000 offset by a $223,000 increase in interest expense.

     Interest Income. Interest income of $3,461,000 for the quarter ended March 31, 2000 increased $252,000, or 7.9%, from $3,209,000 for the quarter ended March 31, 1999. Interest income from loans receivable increased $261,000 from $3,019,000 for the quarter ended March 31, 1999 to $3,280,000 for the quarter ended March 31,
2000. The increase was attributable to the increase in average loans outstanding as well as a slight increase in the average yield.

     Income from investment securities increased $15,000. The average balance of investment securities was higher for the quarter ended March 31, 2000. Income from other interest-earning assets decreased by $22,000 as a lower balance was maintained in the FHLB daily-time savings account during the quarter ended March 31, 2000.

     Interest Expense. Interest expense increased by $223,000 to $1,850,000 for the quarter ended March 31, 2000 from $1,627,000 for the quarter ended March 31, 1999. Interest expense on customer deposits increased $152,000 as the outstanding balance of those deposits increased and a higher average interest rate was paid.

     Interest expense on borrowed funds increased by $71,000 as additional borrowing was necessary to fund loan growth. Further, the rate on borrowings was higher than in the same quarter a year ago.

     Provision for Loan Losses. Loan loss provisions increased from $17,000 for the quarter ended March 31, 1999 to $25,000 for the quarter ended March 31, 2000. Actual loan losses, net of recoveries, on First Home originated loans were $24,000 for the quarter ended March 31, 2000 compared to $9,000 for the quarter ended March 31, 1999.

     Noninterest Income.  Noninterest income increased $16,000, or
6.5% to $262,000 for the quarter ended March 31, 2000 from $246,000 for the quarter ended March 31, 1999. Service charges and other fee income increased $21,000, or 14.2%. This increase was combined with an increase of $20,000 in income from real estate operations. Gains on investments decreased from $21,000 for the quarter ended March 31, 1999 to $1,000 for the quarter ended March 31, 2000. Insurance commissions decreased $5,000.

     Noninterest Expense. Noninterest expense decreased $12,000 from $1,059,000 for the quarter ended March 31, 1999 to $1,047,000 for the quarter ended March 31, 2000. Deposit insurance premiums decreased $14,000 based on lower premium rates. Compensation and employee benefits decreased $10,000. A $40,000 decrease in ESOP expense due to the decline in the fair market value of FBSI stock was partially offset by a $22,000 increase in normal salaries and an $8,000 increase in group health insurance costs. There were slight decreases in advertising, professional fees and other noninterest expenses. These decreases were partially offset by a $19,000 increase in occupancy and equipment expenses, specifically depreciation and repairs and maintenance on investment property and depreciation on computer hardware.


                             -9-


            FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)



     Net Interest Margin. Net interest margin decreased from 3.77% for the three months ended March 31, 1999 to 3.66% for the three months ended March 31, 2000. Income from earning assets increased by $252,000, or 7.8%, between the two quarters while interest expense increased by $223,000, or 13.7%. The average earning asset base increased by $10.3 million, or 6.1%, which was offset by a $12.3 million, or 8.5%, increase in the average interest-bearing liability base.

Comparison of the Nine Months ended March 31, 2000 to the Nine
    Months Ended March 31, 1999.

     Financial Condition. Total assets increased $12.8 million during the nine months ended March 31, 2000. Net loans increased $12.8 million, property and equipment increased a net $1.1 million and investments increased $.7 million. Cash and cash equivalents decreased $1.8 million. Customer deposits increased $8.5 million to $159.7 million at March 31, 2000. FHLB advances increased $3.9 million with the proceeds used to fund loan growth.

     Nonperforming assets increased $700,000 during the nine months to $2.6 million.

     Net Income. Net income increased $214,000 from $1,333,000 for the nine months ended March 31, 1999 to $1,547,000 for the nine months ended March 31, 2000. Net interest income, after provision for loan losses, increased $300,000, or 6.5%. Noninterest income increased $104,000. Those increases were, however, offset by a $102,000, or 3.3%, increase in noninterest expense and an $88,000 increase in income tax expense.

     Net interest income. Net interest income of $4,958,000 for the nine months ended March 31, 1999 increased $302,000 from $4,656,000 for the nine months ended March 31, 1999. Interest income increased $502,000 while interest expense increased $200,000.

     Interest income. Total interest income increased $502,000 from $9,711,000 for the nine months ended March 31, 1999 to $10,213,000 for the nine months ended March 31, 2000. Interest income from loans receivable increased $527,000 as a result of a higher outstanding balance in loans receivable offset somewhat by a slightly lower average yield. Income from investment securities increased $35,000 attributable to a higher balance in those assets. Those increases were offset; however, by a $43,000 decrease in income from interest-earning assets and a $17,000 decrease in mortgage-backed and related securities. Both decreases resulted from a lower balance in investments and a slightly lower average yield.

     Interest Expense.  During the nine months ended March 31,
2000, interest expense increased $200,000 to $5,255,000 from $5,055,000 for the nine months ended March 31, 1999. Interest expense on customer deposits increased $195,000. Higher outstanding balances, primarily in interest bearing checking accounts, more than offset a lower average rate paid on deposits.
A comparison of FHLB advances between the nine month periods reflects only a slight variance in the average outstanding balance and the average rate; therefore the change from the nine months ended March 31, 1999 to the nine months ended March 31, 2000 was a $5,000 decrease.

     Provision for loan losses. Provision for loan losses increased slightly from $60,000 for the nine months ended March 31, 1999 to $62,000 for the nine months ended March 31, 2000. Actual loan losses, net of recoveries, for the nine months ended March 31, 2000 were $23,200.
Actual loan losses, net of recoveries, were $20,200 for the nine months ended March 31, 1999.

                                 -10-



          FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
        ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (continued)

     Noninterest income. Noninterest income was $750,000 for the nine months ended March 31, 2000 compared to $646,000 for the nine months ended March 31, 1999. The $104,000 increase included an increase in service charges and other fee income of $49,000, an increase in insurance commissions of $16,000 and an increase in income from real estate operations of $37,000. The increase in insurance commissions resulted from increased activity at the Hartville office and addition of South Central Missouri Title, Inc. offices in Marshfield and Ava, Missouri. Income from real estate operations increased with the acquisition of additional rental properties.

     The nine months ended March 31, 1999 contained a write-down of $14,000 in an auto loan pool security offset by a $21,000 gain on the sale of investment real estate and an $8,000 loss in the disposal of unused equipment. During the nine months ended March 31, 2000, there was only a $1,000 recovery on the write-off of the auto pool security.

     Noninterest expense. Noninterest expense for the nine months ended March 31, 2000 was $3,233,000 compared to $3,131,000 for the nine months ended March 31, 1999. The $102,000 increase was primarily related to other operating expenses. The majority of the increase in other operating expenses were postage costs, in-house printing of checks for customers with selected checking accounts and additional charitable contributions for which First Home received state tax credits. Also contributing to the overall increase was a $35,000 reduction in a loss reserve for items deposited with the correspondent bank for which First Home had not yet received credit as of June 30, 1998. First Home received credit for these items during the nine months ended March 31, 1999.

     Compensation and employee benefits increased $28,000. In July, 1999, First Home's management initiated a reimbursement plan to employees who purchased a personal computer for home use. The expense for the nine months ended March 31, 2000 for this plan was $60,000. Normal salary increases and additional personnel increased $77,000 while group health insurance premiums and self-insurance funding costs increased $39,000. The decrease in the fair market value of FBSI stock caused the ESOP expense to decrease by $104,000. Final vesting of the MRP shares in December 1998 created a $44,000 expense. There was no such corresponding expense in the nine months ended March 31, 2000.

     Occupancy and equipment expense increased $57,000. The increase was primarily caused by additional depreciation and operating costs of computer hardware and software and depreciation and repair and maintenance on investment property acquired during the nine months ended March 31, 2000.

Professional fees decreased $26,000 as a result of reduction of audit and outside accounting costs. Deposit insurance premiums decreased $12,000 based on lower premium rates. Advertising expense decreased $10,000.


     Net interest margin. Net interest margin increased from 3.74% for the nine months ended March 31, 1999 to 3.78% for the nine months ended March 31, 2000. Income from earning assets increased by $502,000, or 5.2%, while interest expense increased $200,000, or 4.0%. The average earning asset base increased $8.8 million, or 5.3%. The average interest-bearing liability base increased $9.9 million, or 6.7%.


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

     First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from a Federal Home
Loan Bank line of credit can be drawn as an alternative source of funds. During the period presented, First Home used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals. At March 31, 2000, First
Home had approved loan commitments totaling $3.3 million and undisbursed loans in process of $2.3 million.

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

     Normal daily operating expenses are expected to increase somewhat as a new branch at Kissee Mills, Missouri is activated over the last half of calendar year 2000. Noninterest expense as a percentage of average assets at 2.3% is expected to increase slightly. Interest expense is expected to gradually increase as the deposit base gradually increases and average interest rates paid on new and renewed accounts increase. New or renewed FHLB advances are expected to contribute to the increase in interest expense. The interest expense increase is projected to be largely offset as new loans are funded and rates on existing adjustable rate loans are gradually increased. Customer deposits are expected to exceed withdrawals.

     At March 31, 2000, certificates of deposit amounted to $96.7 million, or 61% of First Home's total deposits, including $58.4 million of fixed rate certificates scheduled to mature within twelve months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and the Federal Home Loan Bank line of credit and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

     The Office of Thrift Supervision requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowings. First Home's liquidity ratio was 7.04% at March 31, 2000. First
Home consistently maintains liquidity level in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.


                                -12-



         FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND
       ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (continued)



     The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at March 31, 2000.


                                                   Percent of Adjusted
                                        Amount         Total Assets
                                     ------------  ---------------------
                                               (Unaudited)
                                          (Dollars in thousands)
Tangible capital                        $19,595             10.4%
Tangible capital requirement              2,824              1.5
                                        -------             ------
Excess                                  $16,771              8.9%
                                        -------             ------

Core capital                            $19,595             10.4%
Core capital requirement                  7,532              4.0
                                        -------             -----
Excess                                  $12,063              6.4%
                                        -------             -----

Risk-based capital                      $19,857             14.0%
Risk-based capital requirement           11,317              8.0
                                        -------             -----
Excess                                  $ 8,540              6.0%
                                        -------             -----









                                 -13-




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


Date:  May 12, 2000                     By: /s/ Stephen H. Romines
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