Form 10KSB
period 2000-06-30
FIRST BANCSHARES INC /MO/
filed 2000-09-29
CIK 912967

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                        ----------------------------

                              FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2000  OR

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
    Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. / X /
               ---
    The registrant's revenues for the fiscal year ended June 30, 2000 were $14,526,000.

    As of September 25, 2000, there were outstanding 1,884,852 shares of the registrant's Common Stock. The registrant's voting stock is traded over-the-counter and is listed on the Nasdaq Stock Market ("Nasdaq/NMS") under the symbol "FBSI." The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the Nasdaq/NMS on September 25, 2000, was $13,187,000. For purposes of this calculation, officers and directors of the registrant, the Employee Stock Ownership Plan and the Management Recognition Plan are considered affiliates of the registrant.

               DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of Annual Report to Stockholders for the Fiscal Year
      Ended June 30, 2000. (Parts I and II)

2.  Portions of Proxy Statement for the 2000 Annual Meeting of
      Stockholders. (Part III)

Transitional Small Business Disclosure Format (check one)
                       Yes     No  X
                          ----   -----

                               PART I

Item 1.  Business

General

     First Bancshares, Inc. ("First Bancshares" or the "Company"), a Missouri corporation, was incorporated on September 30, 1993 for the purpose of becoming the holding company for First Home Savings Bank ("First Home" or the "Savings Bank") upon the Savings Bank's conversion from a state-chartered mutual to a state-chartered stock savings and loan association ("Conversion"). The Conversion was completed on December 22, 1993. At June 30, 2000, the Company had consolidated total assets of $199.1 million, total customer deposits of $155.7 million and stockholders' equity of $24.5 million. While the Company owns a title insurance agency through a subsidiary and some rental real estate, it is not engaged in any significant activity other than holding the stock of First Home. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Savings Bank.

     The Savings Bank is a Missouri-chartered, federally insured stock savings and loan association organized in 1911. The Savings Bank conducts its business from its home office in Mountain Grove and nine full service branch facilities in Marshfield, Ava, Gainesville, Sparta, Theodosia, Crane, Galena, Kissee Mills and Rockaway Beach, Missouri. The deposits of the Savings Bank are insured up to applicable limits by the Savings Association
Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation
("FDIC").

     The Savings Bank provides its customers with a full array of community banking services. The Savings Bank is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with other funding sources, to invest in one-to-four family residential mortgage loans and, to a lesser extent, multi-family residential, consumer, and commercial mortgage loans, including home equity loans, for its loan portfolio, as well as for mortgage-backed and U.S. Government and agency securities and other assets. At June 30, 2000, the Savings Bank's net loans were $174.9 million, or 87.8% of consolidated total assets, including $118.9 million, or 66.44% of total loans secured by one-to-four family properties, $42.7 million, or 23.85% of total loans secured by other real estate and $11.8 million of consumer loans, or 6.59% of total loans. As discussed in following areas, ARM loans account for approximately 99% of loans secured by real estate and 89% of the total loan portfolio.

     In March 1998, the Savings Bank purchased two bank branch offices from NationsBank. The branches are located in Crane and Galena, Missouri. As part of the agreement, the Savings Bank assumed customer deposits of $17.4 million and other liabilities of $60,000 in exchange for loans of $4.8 million, premises and equipment of $300,000, cash of $11.3 million and other assets of $70,000. The Savings Bank paid a premium of $1.0 million for the loans purchased and the customer deposits assumed. The acquisition was recorded using the purchase method of accounting.
The premium paid for the branches is being amortized on a straight-line basis over 15 years. Results of operations of the branches acquired are included in the accompanying financial statements since the dates of acquisition.

Market Area

     The Savings Bank is headquartered in the town of Mountain Grove, in Wright County, Missouri. Wright County has a population of approximately 17,000 and its economy is highly diversified, with an emphasis on the beef and dairy industry. The Savings Bank's market area is predominantly rural in nature and its deposit taking and lending activities primarily encompass Wright, Webster, Douglas, Christian, Ozark, Stone and Taney counties. Companies in the area include Hutchens Steel, Paramont Cap, Arlee Home Fashions, Copeland
Corporation, and Rawlings. The Savings Bank also transacts a significant amount of business in Texas and Greene counties, Missouri. The area, especially Ozark County due to its proximity to the Norfolk and Bull Shoals lakes, has experienced a rather slow but steady growth from retirees. Economic conditions in the Savings
Bank's market area have been stable.

Selected Consolidated Financial Information

     This information is incorporated by reference to pages 4 and 5 of the 2000 Annual Report to Stockholders ("Annual Report") attached hereto as Exhibit 13.

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

                                  3

                                                                       Years Ended June 30,
                                     -----------------------------------------------------------------------------------------
                                                 2000                           1999                           1998
                                     ---------------------------   ---------------------------   -----------------------------
                                                Interest                       Interest                      Interest
                                     Average      and      Yield/   Average       and    Yield/   Average     and       Yield/
                                     Balance(2) Dividends   Cost    Balance(2) Dividends  Cost    Balance(2) Dividends   Cost
                                     ---------  ---------  ------   ---------  ---------  ----    ---------  --------   ------
                                                                      (Dollars in thousands)
Interest-earning assets:
 Loans(1)............................ $162,647  $13,115    8.06%    $150,968  $12,185    8.07%    $142,405  $11,626    8.16%
 Mortgage-backed securities..........      497       34    6.84          633       44    6.95          751       51    6.79
 Investment securities...............    7,497      442    5.90        6,216      423    6.81       11,872      873    7.35
 Daily interest-bearing deposits.....    6,310      259    4.10        9,360      332    3.55        5,898      213    3.61
 Federal funds sold..................      280       15    5.36          229       10    4.37          172        8    4.65
                                      --------   ------             --------  -------            ---------  -------
    Total interest-earning assets....  177,231   13,865    7.82      167,406   12,994    7.76      161,098   12,771    7.93
Non-interest earning assets:
 Office properties and equipment, net    3,708                         3,488                         3,016
 Real estate, net....................    1,656                         1,007                           939
 Other non-interest-earning assets...    4,962                         4,381                         5,230
                                     ---------                      --------                      --------
   Total assets...................... $187,557                      $176,282                      $170,283
                                      ========                      ========                      ========

Interest-bearing liabilities:
 Passbook accounts................... $ 10,399      317    3.05     $  9,102      277    3.04     $  6,435      195    3.03
 NOW and Super Saver accounts........   46,027    1,394    3.03       43,075    1,301    3.02       34,462    1,003    2.91
 Certificates of deposit.............   93,664    5,125    5.47       88,786    4,851    5.46       84,219    4,810    5.71
                                      --------    -----             --------   ------              -------    -----
   Total deposits....................  150,090    6,836    4.55      140,963    6,429    4.56      125,116    6,008    4.80
 Other interest-bearing liabilities..    6,485      421    6.49        4,452      270    6.07       16,398	      997    6.08
                                      --------   ------             --------   ------              -------    -----
   Total interest-bearing liabilities  156,575    7,257    4.64      145,415    6,699    4.61      141,514    7,005    4.95
Non-interest-bearing liabilities:
 Other liabilities...................    6,584                         6,502                         5,211
                                     ---------                      --------                      --------
   Total liabilities.................  163,159                       151,917                       146,725

Stockholders' equity.................   24,398                        24,365                        23,558
                                     ---------                      --------                      --------
   Total liabilities and
     stockholders' equity.............$187,557                      $176,282                     $170,283
                                      ========                      =========                    ========
Net interest income...................           $6,608                         $6,295                       $5,766
                                                 ======                         ======                       ======
Interest rate spread..................                     3.18%                          3.15%                        2.98%

Net interest margin...................                     3.73%                          3.76%                        3.58%
Ratio of average interest-earning
 assets to average interest-
 bearing liabilities..................   113%                           115%                        114%
__________________
(1)  Average balances include nonaccrual loans and loans 90 days or more past due. The corresponding interest up to the date of nonaccrual status has been included in the "Interest and Dividends" column.
(2)  Average balances for a period have been calculated using the average monthly balances for the respective year.

                                                                        4

Yields Earned and Rates Paid

     The following table sets forth (on a consolidated basis) for the periods and at the date indicated, the weighted average yields earned on the Company's and First Home's assets, the weighted average interest rates paid on First Home's liabilities, together with the net yield on interest-earning assets.


                                                    At June 30,       Years Ended June 30,
                                                        2000         2000     1999     1998
                                                    ----------       -----    -----    -----

Weighted average yield on loan portfolio..............  8.22         8.06%    8.07%    8.16%
Weighted average yield on mortgage-backed
  securities..........................................  6.93         6.84     6.95     6.79
Weighted average yield on investment securities.......  5.99         5.90     6.81     7.35
Weighted average yield on interest-bearing deposits...  6.18         4.10     3.55     3.61
Weighted average yield on federal funds sold..........  6.87         5.36     4.37     4.65
Weighted average yield on all interest-
  earning assets......................................  8.08         7.82     7.76     7.93
Weighted average rate paid on total deposits..........  4.87         4.55     4.56     4.80
Weighted average rate paid on FHLB advance............  7.00         6.49     6.07     6.08
Weighted average rate paid on all interest
 -bearing liabilities.................................  5.10         4.64     4.61     4.95
Interest rate spread (spread between weighted
 average rate on all interest-earning assets
 and all interest-bearing liabilities)................  2.98         3.18     3.15     2.98
Net interest margin (net interest income
  (expense) as a percentage of average
  interest-earning assets)............................   N/A         3.73     3.76     3.58



                                                         5


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

                                      Years Ended June 30,                 Years Ended June 30,
                                       2000 Compared to 1999               1999 Compared to 1998
                                         Increase (Decrease)                 Increase (Decrease)
                                                 Due to                             Due to
                                   ----------------------------------    -------------------------------
                                                       Rate/                               Rate/
                                    Volume     Rate    Volume   Net       Volume   Rate    Volume    Net
                                    -------   ------   ------  -----      -------  ----   --------  -----
                                                              (In thousands)
Interest-earning assets:
 Loans(1)..........................   $  944   $ (14)   $ --   $  930     $  698   $(129)   $(10)  $  559
 Mortgage-backed securities........       (9)     (1)     --      (10)        (8)      1      --       (7)
 Investment securities.............       87     (57)    (11)      19       (416)    (64)     30     (450)
 Daily interest-bearing deposits...     (108)     52     (17)     (73)       125      (4)     (2)     119
 Federal funds sold................        2	      2       1        5          3      (1)     --        2
                                    ---------  ------   -----  -------    -------   -----   -----  -------
Total net change in income on
 interest-earning assets...........      916     (18)    (27)     871        402    (197)     18      223
                                     -------   ------   -----  -------    -------   ------  -----  -------

Interest-bearing liabilities:
 Interest-bearing deposits.........      416     (14)      5      407        760    (300)    (39)    421
 FHLB advances.....................      123      19       9      151       (726)     (2)      1    (727)
                                      -------   -----    ----    -----     ------   -----    -----   -----

Total net change in expense on
 interest- bearing liabilities.....      539       5      14      558         34    (302)    (38)   (306)
                                      ------  ------   -----   ------     ------  ------  ------  ------
Net change in net interest income..   $  377  $  (23)  $ (41)  $  313     $  368   $ 105  $   56  $  529
                                      ======  ======= =======  ======     ======  ======  ======  ======

(1)  Includes interest on loans 90 days or more past due.
                                                   6


Interest Rate Sensitivity of Net Portfolio Value

The table below measures interest rate risk by estimating the change in market value of the Savings Bank's assets, liabilities, and off-balance sheet contracts in response to an instantaneous change in the general level of interest rates. The procedure for measuring interest rate risk was developed by the Office of Thrift Supervision ("OTS") to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period) used previously by the OTS. The model first estimates the level of the Savings Bank's market value of portfolio equity ("MVPE") (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Savings Bank's MVPE under different interest rate scenarios. The change in MVPE under the different interest rate scenarios provides a measure of the Savings Bank's exposure to interest rate risk. The data presented below is as of June 30, 2000.


                           -300        -200      -100                 +100       +200       +300
                           Basis      Basis     Basis        No       Basis       Basis     Basis
                           Points     Points    Points     Change     Points      Points    Points
                          -------    -------   --------    -------    -------   --------   --------
                                                (In thousands)
ASSETS
Mortgage loans and
 securities.............  $163,776   $161,912   $160,401   $158,952   $157,062   $154,665   $151,832
Non-mortgage loans......    17,871     17,773     17,678     17,585     17,495     17,406     17,320
Cash, deposits and
 securities.............    14,616     14,528     14,439     14,311     14,172     14,035     13,902
Premises and
 equipment..............     4,644      4,644      4,644      4,644      4,644      4,644      4,644
Other assets............     2,181      3,297      4,686      6,049      7,326      8,526      9,675
                          ---------  --------  ---------  ---------   --------   --------   ---------
TOTAL...................  $203,088   $202,154   $201,848   $201,541   $200,699   $199,276   $197,373
                          =========  =========  =========  ========   ========   ========   ========

LIABILITIES
Deposits................  $157,475   $156,787   $156,114   $155,453   $154,811   $154,184   $153,574
Borrowings..............    18,714     18,523     18,343     18,173     18,012     17,859     17,714
Other liabilities.......       929        929        929        929        929        929        929
                          --------   --------   --------   --------   --------   --------   --------
TOTAL...................  $177,118   $176,239   $175,386   $174,555   $173,752   $172,972   $172,217
                          ========   ========   ========   ========   ========   ========   ========


MARKET VALUE OF
 PORTFOLIO EQUITY.........$ 25,970   $ 25,915   $ 26,462   $ 26,986   $ 26,947   $ 26,304   $ 25,156
                          ========   ========   ========   ========   ========   ========   ========

                                                            8

Lending Activities

     General. The principal lending activity of the Savings Bank is the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing one-to-four family owner occupied homes within its primary market area. In an attempt to diversify its lending portfolio, however, the Savings Bank also originates nonresidential real estate loans, consumer loans, mobile home loans, home improvement loans, commercial loans, business loans, student loans and loans secured by savings accounts. In addition to loans within the Savings Bank's primary market area, the Savings Bank also has originated 26 one-to-four family home loans, one condominium loan, two land loans and one commercial real estate loan in Texas, Arkansas, and Colorado. The aggregate balance of these 29 loans at June 30, 2000 was $1.1 million. These loans were performing according to the scheduled terms at June 30, 2000.

     At June 30, 2000 the Savings Bank's net loans receivable totaled approximately $174.9 million representing approximately 85.95% of consolidated total assets. Since 1973, the Savings Bank has primarily originated ARM loan products. At June 30, 2000, ARM loans accounted for $159.8 million or 89.27% of the total loan portfolio and 98.87% of loans secured by real estate. The Savings Bank focuses on serving the needs of its local community and strongly believes in a lending philosophy that stresses individual customer service and flexibility in meeting the needs of its customers.

     Loan Portfolio Analysis. The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan and type of security as of the dates indicated. Construction loans are included in the residential and commercial loan types. The Savings Bank does not account for construction loans separate from residential and commercial loans.

                                                                           At June 30,
                              -----------------------------------------------------------------------------------------------------
                                     2000                 1999                 1998                 1997                 1996
                               -----------------    -----------------    -----------------    -----------------   -----------------
                                Amount   Percent     Amount   Percent     Amount   Percent     Amount   Percent    Amount   Percent
                              ---------  -------    --------  -------    --------  -------    --------  -------    --------  -------
                                                                     (Dollars in thousands)
Type of Loan:
------------

 Residential.................  $118,929   66.44%    $113,075   72.14%    $112,404   74.74%    $105,700   76.82%   $ 95,534   77.44%
 Commercial..................    28,575   15.96       15,850   10.11       11,615    7.72       10,876    7.90       9,159    7.42
 Land........................     9,029    5.05        8,407    5.36        8,727    5.80        6,828    4.97       5,781    4.69
 Second mortgage loans.......     5,082    2.84        4,991    3.19        4,910    3.27        4,278    3.11       3,727    3.02
                               --------   -----     --------   -----     --------  ------    ---------   ------   --------   -----
   Total mortgage loans......   161,615   90.29      142,323   90.80      137,656   91.53      127,682   92.80     114,201   92.57
                               --------   -----     --------   -----     --------  ------    ---------   -----    --------   -----

Other Loans:
 Automobile loans............     6,517    3.64        5,270    3.36        5,724    3.81        4,334    3.15       4,184    3.39
 Savings account loans.......     1,646    0.92        1,944    1.24        1,662    1.10        1,301    0.94       1,282    1.04
 Mobile home loans...........     1,319    0.74        1,346    0.86        1,135    0.75          743    0.54         745    0.60
 Other consumer..............     2,317    1.29        1,552    0.99        1,847    1.23        1,373    1.00         916    0.75
 Commercial business.........     5,582    3.12        4,314    2.75        2,372    1.58        2,162    1.57       2,035    1.65
                               --------   -----     --------  ------      -------  ------     --------  ------    --------  ------
   Total other loans.........    17,381    9.71       14,426    9.20       12,740    8.47        9,913    7.20       9,162    7.43
                               --------   -----     --------  ------      -------  ------     --------  -------   --------  ------

   Total loans...............   178,996  100.00%     156,749  100.00%     150,396  100.00%     137,595  100.00%    123,363  100.00%
                               --------  =======    --------  =======     -------  =======     -------  =======   --------  ======

Add:

 Unamortized deferred loan costs,
  net of origination fees....       267                  217                  167                  107                 70

Less:
 Undisbursed loans in process     3,797                2,810                 3,629               3,117             4,133
 Allowance for possible loan
   losses....................       597                  540                   528                 481               520
                               --------             --------               -------             -------           -------
Total loans receivable, net..  $174,869             $153,616              $146,406            $134,104          $118,780
                               ========             ========              ========             =======           =======

                                                                             10



                                                                     At June 30,
                             ------------------------------------------------------------------------------------------------
                                   2000               1999                 1998                 1997               1996
                             ----------------    ----------------     ----------------     ----------------   ----------------
                              Amount  Percent     Amount  Percent      Amount  Percent      Amount  Percent     Amount  Percent
                             -------  -------    -------  -------     -------  -------     -------  -------   --------  -------
                                                                 (Dollars in thousands)


Type of Security:
Residential real estate
  Second mortgage loans......  $  3,366   1.88%     $  3,746   2.39%     $  3,884   2.58%     $  3,805   2.77%    $  3,356  2.72%
  One-to-four family.........   118,929  66.44       113,075  72.14       112,404  74.74       105,700  76.82       95,534  77.44
  Multi-family...............     1,774   0.99         1,535   0.98         1,085   0.72         1,119   0.81        1,190   0.97
Commercial or industrial real
    estate...................    28,381  15.86        15,437   9.85        11,422   7.60        10,123   7.36        8,283   6.71
Land.........................     9,165   5.12         8,530   5.44         8,861   5.89         6,935   5.04        5,838   4.73
Commercial or industrial
    assets...................     5,582   3.12         4,314   2.75         2,372   1.58         2,162   1.57        2,035   1.65
Automobile...................     6,517   3.64         5,270   3.36         5,724   3.81         4,334   3.15        4,184   3.39
Savings accounts.............     1,646   0.92         1,944   1.24         1,662   1.10         1,301   0.94        1,282   1.04
Mobile homes.................     1,319   0.74         1,346   0.86         1,135   0.75           743   0.54          745   0.60
Other........................     2,317   1.29         1,552   0.99         1,847   1.23         1,373   1.00          916   0.75
                               --------  -----       -------  -----        ------  -----        ------  -----      -------  -----

   Total.....................   178,996 100.00%      156,749 100.00%      150,396 100.00%      137,595 100.00%     123,363 100.00%
                                        =======              =======              =======              =======             =======

Add:

 Unamortized deferred loan costs,
 net of origination fees.......     267                  217                  167                  107                  70

Less:
 Undisbursed loans in process..     652                  932                1,514                1,185               1,535
 Due to borrowers on construction
   loans......................    3,145                1,878                2,115                1,932               2,598
 Allowance for possible loan
   losses.....................      597                  540                  528                  481                 520
                               --------             --------             --------              -------             --------

 Total loans receivable, net.  $174,869             $153,616             $146,406             $134,104            $118,780
                               ========             ========             ========              =======              =======

                                                            11

     One-to-Four Family Residential Loans. The primary lending activity of the Savings Bank has been the origination of mortgage loans to enable borrowers to purchase existing homes, to construct new one-to-four family homes or refinance existing debt on their homes. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses at a minimum.
At June 30, 2000, approximately $118.9 million, or 66.44% of the Savings Bank's gross loan portfolio, consisted of loans secured by one-to-four family residential real estate.

     The Savings Bank presently originates ARM loans secured by one-to-four family properties with loan terms of 10 to 30 years. Since 1973, the Savings Bank has originated almost exclusively ARM loan products. Initially, ARM loans were indexed to the Savings Bank's cost of money. In 1979, the Savings Bank discontinued the use of the indexed ARM loans and changed to its current policy of non-indexed ARMs, which generally allows, but does not require, the Savings Bank to adjust the interest rate once a year, up or down, not to exceed 1% per year. Loans of this nature originated after 1988 generally are limited to a 6% maximum increase over the life of the loan.

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

     The Savings Bank's lending policies generally limit the maximum loan-to-value ratio on adjustable rate residential mortgage loans to 85% of the lesser of the appraised value or purchase price of the underlying residential property. The Savings Bank requires title insurance or an abstract extension and attorney's opinion, fire and casualty coverage and a flood zone determination on all mortgage loans originated or purchased. All of the Savings Bank's real estate loans contain "due on sale" clauses. The Savings Bank personnel prepare all property evaluations at no expense to the borrower unless the property is outside its normal lending territory or the loan exceeds $250,000, in which event, independent appraisers are utilized. At June 30, 2000 the maximum loan-to-value ratio on loans to local borrowers was generally 85%.

     At June 30, 2000, the Savings Bank had $5.1 million in interim construction loans in its portfolio with maximum loan to value ratios of 80% to 85%. Most of these loans are residential construction loans for single- or multi-family dwelling units. All of these loans automatically convert into permanent residential real estate loans.

     Multi-Family Residential Loans. At June 30, 2000, approximately $1.8 million, or .99% of the Savings Bank's gross loan portfolio consisted of 12 loans secured by multi-family residential real estate. Multi-family real estate loans are generally originated at 80% of the appraised value of the property or selling price, whichever is less, and carry adjustable rate mortgages with the principal amortized over 10 to 30 years. Loans secured by multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential loans. In addition, multi-family real estate loans carry risks similar to those associated with commercial real estate lending.
See " -- Consumer and Commercial Business Loans."

     At June 30, 2000, the Savings Bank's largest multi-family residential loan was a $510,000 loan secured by a 24-unit apartment complex in Taney County, Missouri and a $105,000 note receivable. At June 30, 2000, only one of the twelve loans was not performing according to its scheduled terms. See "-- Non-Performing Assets and Delinquencies."

     Land and Commercial Real Estate Loans. The Savings Bank had land and commercial real estate loans, the majority of which are ARM products, outstanding of $37.5 million at June 30, 2000. The commercial real estate loans originated by the Savings Bank amounted to $28.4 million and are primarily secured by commercial buildings. Land loans on property located primarily in the Savings Bank's primary market area amounted to $9.2 million or 5.12% of the total loan portfolio at June 30, 2000. The Savings Bank's land loans generally are secured by farm land used in beef or dairy operations and involve the risks associated with general agricultural conditions relative to those areas of agriculture.

     At June 30, 2000, the Savings Bank's largest commercial real estate loan was a $595,000 loan secured by an automobile dealership building located in its market area which was performing according to its terms. Of primary concern in commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the property. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to supply and demand in the market in the type of property securing the loan and therefore, may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, the borrowers' ability to repay the loan may be impaired.


                                       13

     Consumer and Commercial Business Loans. The Savings Bank's consumer loans consist of car loans, appliance dealer loans, mobile home loans, savings account loans, and various other consumer loans.

     At June 30, 2000, the Savings Bank's consumer loans totaled approximately $11.8 million, or 6.59% of the Savings Bank's total loans. Subject to market conditions, management expects to continue to market and originate consumer loans as part of its strategy to provide a wide range of personal financial services to its depository customer base and as a means to enhance the interest rate sensitivity of the Savings Bank's interest-earning assets and its interest rate spread.

     The Savings Bank also purchases consumer loans from two local appliance dealers. The loans are made by the appliance dealers to the dealers' customers. At June 30, 2000, the loans amounted to $158,000. Reserves for losses maintained by the dealers at June 30, 2000 totaled $23,000. These loans are originated by the dealers and are assigned, with recourse, to the Savings Bank. Payments are made directly to the dealers by the borrower and any losses are borne by the dealer rather than the Savings Bank. The Savings Bank obtains and reviews regularly updated financial statements of the appliance dealers and monitors the individual loans purchased.

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

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, mobile homes, boats and recreational vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.
The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Savings Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the

                                       14
seller of the underlying collateral. Historically, the Savings Bank has had a low level of delinquencies on its consumer loans. See
"-- Non-Performing Assets and Delinquencies." At June 30, 2000, only $266,000 of the Savings Bank's consumer loan portfolio was 90 days or more past due.

     Other loans consist of commercial loans with no real estate as security, business equipment loans, farm equipment loans and cattle loans. As of June 30, 2000, 1999 and 1998, these loans totaled $5.6 million, $4.3 million and $2.4 million, respectively. The ratio of other loans as a percent of total loans increased during the three years ended June 30, 2000 to 3.12%, 2.75% and 1.58%, respectively. These ratios are an indication that the Savings Bank does not particularly emphasize loans of this type, but may make such loans for well qualified customers. There have been no losses from First Home originated loans in the "other loans" category in the past three fiscal years.

     Second Mortgage Loans. The Savings Bank offers adjustable rate second mortgage loans that are usually made on the security of the borrower's residence. Loans normally do not exceed 80% to 85% of the appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 20 to 25 years requiring monthly payments of principal and interest. At June 30, 2000, second mortgage loans amounted to $3.4 million, or 1.88% of total loans of the Savings Bank.

                                       15


Loan Maturity and Repricing

     The following table sets forth certain information at June 30, 2000 regarding the dollar amount of loans maturing in the Savings Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less. Mortgage loans which have adjustable rates are shown as maturing at their next repricing date. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                            After One Year   After 3 Years    After 5 Years
                          Within One Year  Through 3 Years  Through 5 Years  Through 10 Years  Beyond 10 Years     Total
                          ---------------  ---------------  ---------------  ----------------  ---------------   ---------
                                                     (Dollars in thousands)
Real estate mortgage.........  $121,331        $  374           $    9            $    89          $   492       $122,295
Commercial real estate.......    30,043            --               --                100               12         30,155
Land.........................     9,085            36               44                 --               --          9,165
Mobile home..................     1,297            11               11                 --               --          1,319
Automobile...................     6,436            69               12                 --               --          6,517
Savings account loans........     1,553            65               --                 --               28          1,646
Other consumer...............     2,235            82               --                 --               --          2,317
Commercial business..........     5,509            64                                  --                9          5,582
                               --------         -----            ------            -------         -------      ---------
     Total loans.............  $177,489       $   701            $  76           $    189          $   541       $178,996
                               ========       =======            ======           ========         ========      ========

     The following table sets forth the dollar amount of all loans due one year after June 30, 2000, all of which have fixed interest rates.

                                   Fixed
                                   Rates
                                  -------
                               (In thousands)
Real estate mortgage.........     $  793
Commercial real estate.......        112
Land.........................         80
Mobile home..................         22
Automobile...................         72
Savings account loans........         91
Other consumer...............         80
Commercial business..........         72
                                  ------
     Total                        $1,322
                                  ======

                                                                         16

     The following table sets forth scheduled contractual amortization of loans and mortgage-backed securities at June 30, 2000 and the dollar amount of such loans and mortgage-backed securities at the date which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                           At June 30, 2000
                              -----------------------------------------------------
                                                     Commercial           Mortgage-
                              Mortgage    Consumer    Business     Total    Backed
                               Loans       Loans       Loans       Loans  Securities
                              --------    --------   ----------   ------  ----------
                                                  (In thousands)

Amounts due:
 Within one year...........  $ 11,979     $4,376      $3,272      $ 19,627    $ --
 After one year
  through three years......     1,406      3,586         818         5,810      --
 After three years
  through five years.......     3,056      2,676         926         6,658      13
 After five years..........   145,174      1,161         566       146,901     444
                             --------     ------      ------      --------   -----
     Total.................  	$161,615    $11,799      $5,582      $178,996    $457
                             ========     ======      ======      ========    ====

Interest rate terms
 on amounts due after
 one year:
   Fixed...................  $    985     $  265      $   72      $  1,322    $ 89
   Adjustable..............   148,651      7,158       2,238       158,047     368
                             -------     ------      ------       --------    ----
      Total................  $149,636     $7,423      $2,310      $159,369    $457
                             ========     ======      ======      ========    ====


     Mortgage Loan Solicitation and Processing. The Savings Bank's main source of loans is from referrals from current or prior borrowers, limited walk-ins and contact and relationships with real
estate agents.   Once a mortgage loan application is received, a
credit and property analysis is completed including obtaining a credit report from local reporting agencies, verification of income and deposits through mail or direct contact, asset and liability verification as required and an evaluation of the property offered as collateral. Real estate evaluations are completed by board approved staff personnel. The application is then submitted for underwriting by designated staff members and forwarded to a loan officer for review and action along with the underwriter's recommendations. Decisions are generally made within a week. Loans in excess of $250,000 are approved by the Board of Directors and loans less than that amount are approved by authorized officers or a loan officer of the Savings Bank.

     Loan Originations, Purchases and Sales. Loans are originated to meet or exceed the applicable underwriting requirements of the Savings Bank. The Savings Bank has never sold loans in the secondary market.

     The Savings Bank has occasionally purchased loans from other financial institutions or three local appliance dealers, as discussed above. See "-- Consumer and Commercial Business
Loans." The Savings Bank did not purchase any mortgage loans during 2000.

                                    18

The following table shows total mortgage loans originated, purchased, sold and repaid during the periods indicated.

                                                                 Years Ended June 30,
                                                      --------------------------------------
                                                        2000           1999           1998
                                                      --------        --------       -------
                                                             (In thousands)
Total mortgage loans at beginning of period.........  $142,323       $137,656       $127,682
Loans originated:                                     --------       --------       --------
 One-to-four family residential.....................    38,075         37,155         34,141
 Multi-family residential and commercial real estate    13,104          6,832          3,977
 Land...............................................     5,093          3,194          3,769
                                                      --------       --------       --------
   Total loans originated...........................    56,272         47,181         41,887

Loans purchased:
 One-to-four family residential.....................        --             49          2,115
 Multi-family residential and commercial real estate        --             --            590
 Land...............................................        --             29             71
 Participation loans................................        --             --             --
                                                       -------         ------        -------
   Total loans purchased............................        --             78          2,776

Loans sold..........................................        --             --             --

Mortgage loan principal repayments..................    36,818          42,467        34,643
                                                      --------        --------      --------

Other-loans charged off or
 transferred to other real estate(1)................       162             125           46
                                                      --------         --------     -------
   Total other activity.............................       162             125           46
                                                      --------         --------     -------

Total gross mortgage loans at end of period.........  $161,615        $142,323     $137,656
                                                      ========        ========      =======

Total mortgage-backed certificates at beginning of
 period.............................................  $    550        $    703      $   828
Mortgage-backed purchased...........................        --              --           --
Mortgage-backed sold................................        --              --           --
Principal repayments................................      (100)           (143)        (123)
Amortization of premiums............................        --              --           --
Adjustment to market value..........................        (1)            (10)          (2)
                                                      --------        --------      -------
Total mortgage-backed at end of period..............  $    449        $    550      $   703
                                                      ========        ========      ========

-------------
(1) Loans transferred to other real estate amounted to $142,000, $99,000 and $41,000 in 2000, 1999 and 1998, respectively. Mortgage loans charged off amounted to $20,000, $26,000 and $5,000 in 2000, 1999 and 1998, respectively.

                                       19

     Loan Commitments. The Savings Bank issues commitments for adjustable rate one-to-four family residential mortgage loans that are honored for up to a maximum of 30 days from approval. If the commitment expires, it is generally renewed upon request without penalty or expense to the borrower at the current market rate.
The Savings Bank had outstanding net loan commitments of approximately $500,000 at June 30, 2000. See Note 15 of the
Notes to the Consolidated Financial Statements.

     Loan Origination and Other Fees. The Savings Bank does not charge points on ARM mortgage loans. Instead, it quotes an interest rate, or base rate, with no points and gives the borrower the option, if desired, to pay a 1% fee, but obtain the loan at 1% below the Savings Bank's base rate at the time the loan is issued. Subsequent increases in the loan's interest rate are based upon the reduced rate rather than the base rate. Construction borrowers can pay a 2% fee and receive a 2% reduction in the initial rate. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees associated with loans that are sold are recognized as income at the time of sale. The Savings Bank had $267,000 net deferred loan costs at June 30, 2000.

     Non-Performing Assets and Delinquencies. The Savings Bank generally institutes collection procedures when a monthly payment is two to four weeks delinquent. A first notice is generally mailed to the borrower, or a phone call made. If necessary, a second notice follows at the end of the next two week period. In most cases, delinquencies are cured promptly; however, if the Savings Bank is unable to make contact with the borrower to obtain full payment, or, if that is not possible, work out a repayment schedule, a notice to commence foreclosure may be mailed to the borrower. The Savings Bank makes every reasonable effort, however, to work with delinquent borrowers. Understanding that borrowers sometimes cannot make payments because of illness, loss of employment, etc., the Savings Bank will attempt to work with delinquent borrowers who are communicating and cooperating with the Savings Bank.

     The Savings Bank institutes the same collection procedures for non-mortgage loans.

     The Board of Directors is informed on a monthly basis as to the status of all mortgage and non-mortgage loans that are delinquent 60 days or more, as well as the status on all loans currently in foreclosure or owned by the Savings Bank through foreclosure.

     The table below sets forth the amounts and categories of non-performing assets in the Savings Bank's loan portfolio at the dates indicated. Loans are placed on non-accrual status only when the Savings Bank determines there is little, if any, likelihood they will be repaid. The loans are fully reserved at that time, through appropriate loss reserves and are kept on the books as long as some principal is being repaid. The Savings Bank has no reserves for uncollected interest and does not accrue interest on the non-accrual loans. The Savings Bank would have recorded interest income of $4,300 annually on non-accrual loans during the years ended June 30, 2000, 1999 and 1998, respectively, if such loans had been performing during such periods. The Savings Bank did not recognize interest income on loans after being placed on a non-accrual basis during the years ended June 30, 2000, 1999 and 1998.

     Accruing loans contractually past due 90 days or more have increased over the past year. The vast majority of the remaining past due loans are well secured, and the borrowers are making payments and working with Savings Bank personnel to bring their loans current.

                                       21

     The following table sets forth information with respect to the Savings Bank's non-performing assets at the dates indicated. At the dates shown, the Savings Bank had no restructured loans within the meaning of SFAS 15.

                                                    At June 30,
                                     ------------------------------------------
                                      2000     1999     1998     1997     1996
                                     ------   ------   ------   ------   ------
                                               (Dollars in thousands)
Loans accounted for on
 a nonaccrual basis:
  Real estate:
   Residential....................  $   --    $   --   $   --   $   --   $ --
   Commercial.....................      --        --       --       --     --
  Commercial business.............      40        40       48       48    121
  Consumer........................       9        15        9        9      9
                                    ------    ------   ------   ------   ----
      Total.......................  $   49    $   55   $   57   $   57   $130
                                    ======    ======   ======   ======   ====

Accruing loans which are contractually
 past due 90 days or more:
  Real estate:
   Residential....................  $1,536    $  718   $1,321   $  461   $ 548
   Commercial.....................     737       315      306      152       4
  Commercial business.............      83        99      201       12      29
  Consumer........................     333       227      255      122     108
                                    ------    ------   ------   ------    ----

       Total......................  $2,689    $1,359   $2,083   $  747   $ 689
                                    ======    ======   ======   ======   =====
  Total of nonaccrual and
   90 days past due loans.........  $2,738    $1,414   $2,140   $  804   $ 819

Real estate owned.................      --        --       --      114      --

Other non-performing assets.......      --        --       --       --      --
Slow home loans (60 to 90 days
 delinquent)......................     750       537      700      602     446
                                    ------    ------   ------    -----    ----
   Total non-performing assets....  $3,488    $1,951   $2,840   $1,520   $1,265
                                    ======   =======   ======   ======   =====
Total loans delinquent 90 days
  or more to net loans............   1.57%     0.92%    1.46%    0.56%    0.58%

Total loans delinquent 90 days
  or more to total consolidated
  assets..........................   1.38      0.79     1.24     0.46     0.48

Total non-performing assets
 to total consolidated
  assets..........................   1.75      1.09     1.65     0.93     0.88

                                       22

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

     At June 30, 2000 and 1999 the aggregate amounts of the Savings Bank's classified assets as determined by the Savings Bank, and of the Savings Bank's general and specific loss allowances and charge-offs, were as follows:

                                               At June 30,
                                       ----------------------
                                          2000          1999
                                        -------     ---------
                                            (In thousands)

Loss...........................          $   76      $    94
Doubtful.......................             149           59
Substandard assets.............           2,047        1,864
                                         -------      -------
  Total classified assets......          $2,272       $2,017
                                         ======       ======

General loss allowances........          $  307       $  267
Specific loss allowances.......             290	          273
                                         ------       ------
   Total allowances                      $  597       $  540
                                         ======       ======
Charge-offs....................         $   37       $   72
                                         ======       ======

                                   23


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

     The Savings Bank's further policy is not to remove a loan from a substandard classification, again, irrespective of pay record or collateral value, until those perceived weaknesses are cured. Because of this stringent classification policy, the June 30, 2000 substandard classification totals included $436,000 of loans that were current in their payment obligations.

     The following is a discussion of the Savings Bank's largest substandard loan at June 30, 2000: Because of health reasons, a loan with a current balance due, principal and interest, of approximately $206,000 is past due and classified substandard. The loan is secured by the borrower's home with a $160,000 appraisal, a rental house with an evaluation of $40,000 and an assigned $49,600 (as of June 30) annuity. The borrowers plan to sell their home and move into the rental house to significantly reduce debt and improve cash flow. This has taken more time than they anticipated.

     Real Estate Owned. Real estate acquired by the Savings Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, the unpaid principal balance of the related loan plus foreclosure costs are compared to the property's appraised value. The property is then directly written down to the lower of cost or fair value. Subsequently, the property is carried at the lower of cost or net realizable value with any adjustments made through the establishment of a specific reserve. At June 30, 2000 and 1999, no property was held as real estate owned.

Reserve for Loan Losses

     The Savings Bank's loan personnel, at least monthly, evaluate the need to establish reserves for losses on loans based on estimated losses on specific loans when a finding is made that a decline in value has occurred. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, historical loss experience, the level and trend of delinquent and classified loans, current and anticipated economic; and real estate conditions and the composition of the loan portfolio. These provisions for losses are charged
against earnings in the year they are established.   The Savings
Bank had reserves for loan losses at June 30, 2000, 1999 and 1998 of approximately $597,000, $540,000 and $528,000, respectively.

                                       24
Management believes that loan loss reserves were adequate at June 30, 2000. However, if the underlying facts and circumstances of the loan portfolio change in the future, the adequacy of the allowance for loan losses will be addressed and, if need be, adjusted accordingly.

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

                                       25

     The following table sets forth an analysis of the Savings Bank's gross reserve for possible loan losses for the periods indicated.
Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

                                                          Years Ended June 30,
                                             ---------------------------------------------
                                               2000      1999     1998      1997      1996
                                             ------     -----    -----      -----    -----
                                                        (Dollars in thousands)
Allowance at beginning of period...........    $540      $528     $482       $520     $442
Provision for loan losses..................      89        84       66         71       79
Recoveries:
 Residential real estate...................      --        --       12         --       --
 Commercial real estate....................      --        --       --         --       --
 Consumer..................................       5        --       --          5       --
 Commercial business.......................      --        --       --         --       --
                                               ----     -----     ----      -----     ----
   Total recoveries........................       5        --       12          5       --
                                               ----     -----     ----      -----     ----

Charge offs:
 Residential real estate...................      20        14        5          8       --
 Commercial real estate....................      --        12       --         --       --
 Consumer..................................      17        46       27         31        1
 Commercial business.......................      --        --       --         75       --
                                              -----      ----     ----       ----     ----
   Total charge offs.......................      37        72       32        114        1
                                              -----      ----     ----       ----     ----
   Net charge offs.........................      32        72       20        109        1
                                              -----      ----     ----       ----     ----
    Allowance at end of period.............    $597      $540     $528       $482     $520
                                               ====      ====     ====       ====     ====
Ratio of allowance to total loans
 outstanding at the end of the period......   0.33%     0.34%    0.35%      0.35%      0.42%
Ratio of net charge offs to average loans
 outstanding during the period.............   0.02%     0.05%    0.01%      0.09%       --

                                       26

Allowance for Loan Losses by Category

                                                                     At June 30,
                          -------------------------------------------------------------------------------------------------
                                       2000                1999                   1998                   1997
                          -----------------------  -----------------------  ---------------------  -----------------------
                                              %                       %                        %                       %
                                    %      of Gross         %      of Gross         %      of Gross         %      of Gross
                                  of Out-  Loans in       of Out-  Loans in       of Out-  Loans in       of Out-  Loans in
                                 standing  Category      standing  Category      standing  Category      standing  Category
                                 Loans in  to Gross      Loans in  to Gross      Loans in  to Gross      Loans in  to Gross
                           Amount Category Loans   Amount Category Loans   Amount Category Loans   Amount Category Loans
                           ------ -------- -----   ------ -------- -----  ------- -------- -----   ------ -------- -------
                                                                (Dollars in thousands)
Real estate -- mortgage:
  Residential........... $  195  0.16%   66.44%    $198  0.18%   72.14%    $195  0.17%   74.74%    $174  0.16%   76.82%
  Commercial............    112  0.39    15.96       70  0.44    10.11       69  0.59     7.72       60  0.55     7.90
  Land..................     17  0.18     5.05       16  0.19     5.36       20  0.23     5.80       15  0.22     4.97
  Second mortgage loans.     14  0.27     2.84       13  0.26     3.19       12  0.24     3.27        9  0.21     3.11
Consumer................    170  1.45     6.59      163  1.61     6.45      161  1.55     6.89      156  2.01     5.63
Commercial business.....     89  1.59     3.12       80  1.85     2.75       71  2.99     1.58       68  3.15     1.57
                         ------         -------   -----         -------   -----         ------    -----         ------
   Total allowance for
      loan losses....... $  597  0.33%  100.00%    $540  0.34%  100.00%    $528  0.35%  100.00%    $482  0.35%   100.00%
                         ======         =======    =====        ======     =====        =======    =====         =======

                             At June 30,
                                1996
                      ------------------------
                                           %
                                  %     of Gross
                               of Out-  Loans in
                              standing  Category
                              Loans in  To Gross
                      Amount  Category  Loans
                      ------  --------  -------
Real estate--mortgage:
  Residential......  $ 179     0.19%    77.44%
  Commercial.......     61     0.67      7.42
  Land.............      9     0.16      4.69
  Second mortgage loans  8     0.21      3.02
Consumer...........    159     2.23      5.78
Commercial business    104     5.11      1.65
                     -----             ------
  Total allowance for
    loan losses     $  520     0.42%   100.00%
                    ======             =======

                                                       27

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

     The Savings Bank is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. See "REGULATION OF FIRST HOME" herein and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" in the Annual Report. The balance of the Savings Bank's investments in short-term securities in excess of regulatory requirements reflects management's response to the significant percentage of deposits with short maturities. At June 30, 2000 the Savings Bank's regulatory liquidity was 7.1% which is significantly in excess of the required 4%. It is the intention of management to hold securities with short maturities in the Savings Bank's investment portfolio in order to enable the Savings Bank to match more closely the interest-rate sensitivities of its assets and liabilities.

     Routine short-term investment decisions are made by the President and Chief Executive Officer, who acts within policies established by the Board of Directors, and are reported monthly to the Board. Those investments include federally insured certificates of deposit, FHLB term time obligations, bankers acceptances, treasury obligations and U.S. Government agencies. All other investments including, but not limited to, mortgage-backed securities, bank qualifying municipal tax exempt bonds, corporate bonds or other longer term obligations require prior Board approval. Securities are purchased for investment purposes and are to be held until maturity. The goals of the Savings Bank's investment policy are to select investments based on safety first, flexibility second and diversification third. In addition, as a result of the concern with interest rate risk exposure, there has been a focus on short-term investments. At June 30, 2000, the Company's and the Savings Bank's securities investment portfolio totaled $6.6 million and consisted primarily of federal agency obligations securities, mutual funds, and municipal bonds. For further information concerning the Savings Bank's investment and mortgage-backed securities portfolio, see Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements.

                                       29

Investment Securities Analysis

     The following table sets forth the Company's and the Savings
Bank's investment securities portfolio at carrying value at the dates indicated.

                                                     At June 30,
                                  --------------------------------------------------------
                                         2000             1999             1998
                                  -----------------  -----------------  -------------------
                                    Book  Percent of  Book   Percent of  Book    Percent of
                                  Value(1) Portfolio Value(1) Portfolio  Value(1) Portfolio
                                  -------  --------- -------- ---------  -------  ---------
                                                  (Dollars in thousands)
Debt securities:
Domestic corporate bonds.........$     --      --%   $    --       --%   $   --      --%
U.S. government treasury and
  obligations of U.S.
  government agencies............   2,653   39.91      2,172    37.33     1,699   34.87
Auto and student loan pools......      23    0.34         34     0.58        63    1.30
State and political subdivision..	   1,634   24.58      1,510    25.96     1,050   21.55
                                 --------  ------    -------  -------   -------  ------
  Total debt securities..........   4,310   64.83      3,716    63.87     2,812   57.72
                                 --------   -----     ------    -----    ------   -----
Equity securities:
Federal Home Loan Bank
  stock..........................   1,072   16.13      1,058    18.18     1,058   21.71
Other............................   1,266   19.04      1,044    17.95     1,002   20.57
                                  -------   -----    -------   ------    -------   ----
  Total equity securities........   2,338   35.17      2,102    36.13     2,060   42.28
                                  -------  ------    -------   ------    -------  -----
Total investment securities       $ 6,648  100.00%   $ 5,818   100.00%  $ 4,872  100.00%
                                  =======  =======   =======   =======  =======  =======

-------------------------
(1) The market value of the Company's and the Savings Bank's investment securities portfolio amounted to $6.62 million, $5.81 million and $4.89 million at June 30, 2000, 1999 and 1998, respectively. At June 30, 2000, the market value of the principal components of the Company's and the Savings Bank's investment securities portfolio which were obligations of U.S. Government securities was $2.65 million.

     The following table sets forth the maturities and weighted average yields of the debt securities in the Company's and the Savings Bank's investment securities portfolio at June 30, 2000.

                                      Less Than          One to       Five to           Over Ten
                                      One Year         Five Years     Ten Years           Years
                                   --------------   --------------   --------------   --------------
                                    Amount  Yield    Amount  Yield    Amount  Yield    Amount  Yield
                                   -------  -----   -------  -----   -------  -----   -------  -----
                                                         (Dollars in thousands)
U.S. government treasury and
  obligations of U.S.
  government agencies.............  $   --    --      $,653   6.17%      $ --    --     $   --   --

Auto and student loan pools.......      --    --         23   6.84         --   --          --   --

State and political subdivisions..     263  5.07      1,079   4.77        292  5.13         --   --
                                    ------            -----              -----          -------
   Total..........................  $  263  5.07     $3,755   5.77       $292  5.13     $   --   --
                                    ------           ------              -----          -------

                                       30
     At June 30, 2000, the Savings Bank held no security which had an aggregate book value in excess of 10% of the Company's stockholders' equity.

     Mortgage-Backed Securities. To supplement lending activities in previous periods of deposit growth and/or declining loan demand, the Savings Bank has invested in residential mortgage-backed securities. Because of strong local loan demand, however, no mortgage-backed securities have been purchased in the past six years. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and market values of the Savings Bank's mortgage-backed securities portfolio, see Note 5 of the Notes to Consolidated Financial Statements. The Savings Bank has invested in federal agency securities issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA"). As of
June 30, 2000, 79% of the outstanding balance of the mortgage-backed securities had adjustable rates of interest.

     As of June 30, 2000, the Savings Bank's portfolio included
$449,000 of mortgage-backed securities purchased as investments to supplement the Savings Bank's mortgage lending activities.

     The FHLMC, FNMA and GNMA certificates are modified pass- through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, single-family residential mortgages issued by these government-sponsored entities. As a result, the interest rate risk characteristics of the underlying pool of mortgages, such as fixed- or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. FHLMC and FNMA provide the certificate holder a guarantee of timely payments of interest and ultimate collection of principal, whether or not they have been collected. GNMA's guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the U.S. government. Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that reduce credit risk.
In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Savings Bank.

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

     Deposit Accounts. Deposits are attracted from within the Savings Bank's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Savings Bank considers the rates offered by its competition, profitability to the Savings Bank, matching deposit and loan products and its customer preferences and concerns. The Savings Bank generally reviews its deposit mix and pricing weekly, and adjusts it as necessitated by liquidity needs, the gap position and competition. Management believes deposits should remain relatively stable to decreasing slightly, net of interest credited, attributable to withdrawals as depositors seek increased yields on alternative investments in the marketplace.

                                       32

     The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 2000.

Weighted
Average                                                                        Percentage
Interest                                              Minimum                   of Total
 Rate           Term      Category                     Amount      Balance      Deposits
--------      --------    -------------              ---------    ---------    ----------
                                                               (In thousands)
0.00%           None      Non-interest bearing        $  --       $ 5,742         3.69%
2.21%           None      NOW accounts                   25        20,047        12.88
3.78%           None      Super Saver accounts            1        18,575        11.93
2.80%           None      Super NOW accounts            300         5,069         3.26
3.00%           None      Savings accounts               --        10,354         6.65

                Certificates of Deposit
                -----------------------
5.64%           3 months  Fixed term, fixed rate        500         3,133         2.01
5.87%           6 months  Fixed term, fixed rate        500        15,525         9.97
5.72%          12 months  Fixed term, fixed rate        500        23,589        15.15
5.58%          18 months  Fixed term, fixed rate        500         3,016         1.94
5.47%          24 months  Fixed term, fixed rate        500         5,477         3.52
5.57%          30 months  Fixed term, fixed rate        500         1,439         0.92
5.75%          36 months  Fixed term, fixed rate        500         2,552         1.64
5.82%          48 months  Fixed term, fixed rate        500           838         0.54
5.98%          60 months  Fixed term, fixed rate        500         6,483         4.17
6.24%          72 months  Fixed term, fixed rate        500            74         0.05
5.22%          120 months Fixed term, fixed rate        500            21         0.01
various        various    Fixed term, adjust rate       500        13,009         8.36
various        various    Jumbo certificates        100,000        20,718        13.31
                                                                 --------       -------
                          TOTAL                                  $155,661       100.00%
                                                                 ========       =======

     The following table indicates the amount of the Savings Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2000. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

                                          Jumbo
                                      Certificates
Maturity Period                        of Deposits
---------------                       -------------
                                      (In thousands)
Three months or less                     $5,681
Three through six months                  3,256
Six through twelve months                 4,955
Over twelve months                        6,826
                                        -------
     Total                              $20,718
                                        =======

                                                              33

Time Deposits by Rates

    The following table sets forth the time deposits in the Savings Bank classified by rates as of the dates indicated.

                                     At June 30,
                       ------------------------------------
                         2000         1999           1998
                       ---------  ------------   ----------
                                 (In thousands)
2.00 - 4.49%.......... 	$   463      $  4,002       $   785
4.50 - 5.49%..........  19,461        61,689        41,051
5.50 - 6.49%..........  70,093        19,146        36,970
6.50 - 7.49%..........  	 5,857         4,705         9,896
Over   7.49%..........      --           210           263
                       -------      --------       -------
Total................. $95,874       $89,752       $88,965
                       =======       =======       =======

    The following table sets forth the amount and maturities of time deposits at June 30, 2000.

                                                 Amount Due
                          --------------------------------------------------
                                                                                          Percent
                                                                                          of Total
                          Less Than     1-2      2-3       3-4        After              Certificate
                           One Year    Years    Years     Years      4 Years     Total     Accounts
                          ---------   -------  --------  --------    --------   --------  ---------
                                                 (In thousands)
2.00 - 4.49%               $   463   $     --  $     --  $    --    $   --      $   463      0.48%
4.50 - 5.49%.............   16,615      1,291       595      920        40       19,461     20.30
5.50 - 6.49%.............   47,052     10,447     5,622    4,332     2,640       70,093     73.11
6.50 - 7.49%.............    2,873      1,350       468      340       826        5,857      6.11
Over 7.49%...............       --         --        --       --        --           --        --
                           -------   --------  --------  -------    ------      -------    ------
Total....................  $67,003    $13,088    $6,685   $5,592    $3,506      $95,874    100.00%
                           =======    =======    ======   ======   =======      =======    =======

                                                              34


Deposit Flow

     The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Savings Bank at the dates indicated.

                                                                            At June 30,
                                     -----------------------------------------------------------------------------------
                                                  2000                           1999                       1998
                                     ----------------------------    -----------------------------    -----------------
                                                Percent                         Percent                         Percent
                                                   of     Increase                 of    Increase                  of
                                        Amount    Total  (Decrease)     Amount    Total  (Decrease)     Amount    Total
                                      --------  -------  ---------    ---------  ------  ---------     --------  ------
                                                                               (Dollars in thousands)
Non-interest bearing................. $  5,742     3.69%   $   596     $  5,146   3.40%   $   683       $ 4,463    3.17%
NOW checking.........................   20,047    12.88      2,042       18,005  11.91      2,870        15,135   10.73
Regular savings accounts.............   10,354     6.65        147       10,207   6.75      2,094         8,113    5.75
Super Saver accounts.................   18,575    11.93     (2,846)      21,421  14.17      3,871        17,550   12.44
Super NOW accounts...................    5,069     3.26     (1,610)       6,679   4.42       (154)        6,833    4.85
Fixed-rate certificates which
 mature (1):
  Within 1 year......................   62,487    40.14        761       61,726  40.82      3,806        57,920   41.06
  After 1 year, but within 2 years...    7,890     5.07        524        7,366   4.87     (3,595)       10,961    7.77
  After 2 years, but within 5 years..    9,864     6.34      3,638        6,226   4.12       (159)        6,385    4.53
  Thereafter.........................       26     0.02         (7)          33   0.02          6            27    0.01
 Adjustable rate certificates........   15,607    10.02      1,206       14,401   9.52	        729        13,672    9.69
                                      --------   ------     ------     --------  -----     --------    --------  -------
Total certificates...................   95,874    61.59      6,122       89,752  59.35        787        88,965   63.06
                                      --------   ------     ------     --------  -----     --------    --------  ------
     Total........................... $155,661   100.00%   $ 4,451     $151,210 100.00%   $10,151      $141,059  100.00%
                                      ========   =======   ========    ======== =======    ========    ========  =======

________________
(1) At June 30, 2000, 1999 and 1998, jumbo certificates of deposit amounted to $20.7 million, $18.1 million and $14.6 million, respectively, and IRAs equaled $16.6 million, $15.6 million and $15.8 million at those dates, respectively.

                                                                        35

     The following table sets forth the savings activities of the Savings Bank for the periods indicated.

                                       Years Ended June 30,
                               ---------------------------------
                                  2000        1999        1998
                               ---------    --------    --------
                                        (In thousands)
Beginning balance............  $151,210     $141,059    $117,685
                               --------     --------    --------

Net increase (decrease) before
 interest credited...........    (1,266)       5,274      19,089

Interest credited............     5,717        4,877       4,285
                               --------     --------    --------

Net increase in
 savings deposits............     4,451       10,151      23,374
                               --------     --------    --------

Ending balance...............  $155,661     $151,210    $141,059
                               ========     ========     =======

     In the unlikely event the Savings Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the stockholders of the Savings Bank. Substantially all of the Savings Bank's depositors are residents of the State of Missouri.

     Borrowings. Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes. The Savings Bank also relies on advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Des Moines has served as the Savings Bank's primary borrowing source. Advances from the FHLB-Des Moines are typically secured by the Savings Bank's first mortgage loans. These advances require monthly payments of interest only with principal due at maturity and have fixed rates. The short-term advances require interest payable at maturity. Two long-term advances requires monthly payment of principal and interest. These advances were obtained in response to the Savings Bank's recent strong loan demand and limited deposit growth.

     The following tables set forth certain information concerning the Savings Bank's borrowings at the dates and for the periods indicated.

                                              At June 30,
                                            -----------------
                                            2000         1999
                                            -----       ------
Weighted average rate paid on
     FHLB advances........................  7.00%        5.85%


                                           Years Ended June 30,
                                           --------------------
                                             2000          1999
                                           --------       ------
                                           (Dollars in thousands)
Maximum amounts of FHLB advances
   outstanding at any month end........... $17,900      $ 5,700
Approximate average FHLB advances
   outstanding............................   6,485        4,452
Approximate weighted average rate paid
   on FHLB advances.......................    6.49%        6.07%

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

Subsidiary Activities

     Fybar Service Corporation ("Fybar") is a Missouri corporation wholly owned by the Savings Bank. Fybar owns five rental properties. One is an office building in Mountain Grove, Missouri called "The Shannon Centre" which is adjacent to the Savings Bank's drive-in and is currently 100% occupied. The second property is is a duplex in Ozark, Missouri which is 100% occupied.
The third is a single family residence in Gainesville, Missouri which is currently occupied. The fourth property is a commercial building in Mountain Grove, Missouri and is fully occupied. The fifth is a single family residence in Mountain Grove, Missouri and is also currently occupied. Two properties mentioned in the 1999 Form 10-KSB have been sold. These were the apartments and a duplex located in Ava, Missouri and a modular home near Mansfield, Missouri.

     Fybar serves as Trustee on all the Savings Bank's deeds of trust, is a registered agent and receives limited income from credit life and accident and health policies written in conjunction with the Savings Bank's loans.

     At June 30, 2000, the Savings Bank had an investment in Fybar of
$401,000.

     South Central Missouri Title, Inc., is a Missouri corporation wholly owned by First Bancshares, Inc. South Central is a licensed agent for the purpose of selling title insurance and also providing real estate closing services. It is currently operating profitably with offices in three counties.

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

     The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS.
A schedule of fees has also been established for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report. Savings associations that (unlike the Savings Bank) are classified as "troubled" (i.e., having a supervisory rating of "4" or "5" or subject to a conservatorship) are required to pay a 50% premium over the standard assessment. For the first half of 2000, the Savings Bank's assessment under the semi-annual assessment procedure was $23,000. Based on the current assessment rates published by the OTS and First Home's total assets of approximately $190.0 million at March 31, 2000, First Home will be required to pay a semi-annual assessment of approximately $24,000 for the second half of calendar year 2000.

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

     First Home is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Applicable regulations generally do not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus, provided that loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. The OTS by regulation has amended the loans-to-one borrower rule to permit savings associations meeting certain requirements, including fully phased-in capital requirements, to extend loans-to-one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 2000, First Home was in compliance with applicable loans-to-one borrower limitations.

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

     Under applicable regulations, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period. The capital categories are: well-capitalized, adequately capitalized, or undercapitalized.

     The FDIC also places an institution in one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned with the most well-capitalized, healthy institutions receiving the lowest rates.

Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about six basis points for each $100 in domestic deposits for SAIF members while BIF insured institutions pay an assessment equal to about 1.50 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

                                       41



     The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of First Home.

     Under the FDIA, the FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of First Home does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

     First Home, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Des Moines. First Home complied with this requirement with an investment in FHLB-Des Moines stock of $1.1 million at June 30, 2000.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines. At June 30, 2000, the Savings Bank had $17.9 million of advances from the FHLB-Des Moines.

Liquidity Requirements

Under OTS regulations, each savings institution is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable accounts deposit plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet liquidity requirements. The Savings Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Prompt Corrective Action

The OTS is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     At June 30, 2000, First Home was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems;
(ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality;
(vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Savings Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Savings Bank to submit to the agency an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

     Qualified Thrift Lender Test. All savings associations, including First Home, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio asset, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2000, First Home met the test and its qualified thrift lender percentage was 68.79%.

     Any savings association that fails to meet the qualified thrift lender test must convert to a national bank charter, unless it requalifies as a qualified thrift lender and thereafter remains a qualified thrift lender. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured
until the FDIC permits it to transfer to the BIF.   If such an
association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, First Home is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

Capital Requirements

     Federally insured savings associations, such as the Savings Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

                                  44


     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At
June 30, 2000, the Savings Bank had tangible capital of $20.1 million, or 10.3% of adjusted total assets, which is approximately $17.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At June 30, 2000, the Savings Bank had $767,000 in intangible assets.

     The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At June 30, 2000, the Savings Bank had core capital equal to $20.1 million, or 10.3% of adjusted total assets, which is $12.3 million above the minimum leverage ratio requirement of 3% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

      On June 30, 2000, the Savings Bank had total risk-based capital of a approximately $20.4 million, including $20.1 million in core capital and $307,000 in qualifying supplementary capital, and risk-weighted assets of $ 145.3 million, or total capital of 14.0% of risk-weighted assets. This amount was $8.7 million above the 8% requirement in effect on that date.

      The OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

     The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the OTS or the FDIC of any of these measures on the Company or the Savings Bank may have a substantial adverse effect on their operations and profitability.

The following table presents the Savings Bank's capital levels as of June 30, 2000.

                                 At June 30, 2000
                               -------------------
                                          Percent of
                                Amount      Assets
                               --------   ---------
                              (Dollars in thousands)

Tangible capital.............  $20,124       10.3%
Minimum required
 tangible capital............    2,935        1.5
                               -------      ------
Excess.......................  $17,189        8.8%
                               =======      ======

Core capital.................  $20,124       10.3%
Minimum required core
 capital.....................    7,826        4.0
                               -------       -----
Excess.......................  $12,298        6.3%
                               =======       =====

Risk-based capital...........  $20,397       14.0%
Minimum risk-based
 capital requirement.........   11,627        8.0
                               -------       -----
Excess.......................  $ 8,770        6.0%
                               =======       =====

Limitations on Capital Distributions

     OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

     Generally, savings institutions, such as First Home, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the institution's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. First Home may pay dividends in accordance with this general authority.

     Savings institutions proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "-- Capital Requirements."

     The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal, a savings institution may make a capital distribution without notice to the OTS, unless it is a subsidiary of a holding company, provided that it has a regulatory rating in the two top categories, is not of supervisory concern, and would remain adequately capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution. Savings institutions that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings institution may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

     At June 30, 2000, the Savings Bank met the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

Investment Rules

     Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Savings Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or

                                       48
complete residential housing units. At June 30, 2000, the largest loans by the Savings Bank outstanding to any one borrower, including related entities, was $891,000. First Home has a working relationship with a local closely-held corporation that buys, sells, develops, rents and manages real estate in our area. At June 30, 2000, there were 13 separate loans secured by 13 different pieces of real estate, with a combined evaluation of $1.25 million. All loans are personally endorsed and guaranteed by the corporate owners. These loans were performing in accordance with their terms at that date.
Activities of Savings Associations and Their Subsidiaries

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

Accounting and Regulatory Standards

     An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with generally accepted accounting principles.
Under the policy statement, management must support its classification of an accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. First Home is in compliance with these amended rules.

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

Affiliate Restrictions

The affiliate restrictions contained in Sections 23A and 23B of the Federal Reserve Act apply to all federally insured savings associations and any such "affiliate." A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus, and contain an aggregate limit on all such transactions with all affiliates to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Also, a savings association may not make any loan to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies. Only the Federal Reserve may grant exemptions from the restrictions of

                                       51
Sections 23A and 23B. The OTS, however, may impose more stringent restrictions on savings associations for reasons of safety and soundness.

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

     In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the
8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Savings Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Savings Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Savings Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the

                                       52
institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

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

Competition

     The Savings Bank has been, and continues to be, a community-oriented savings institution offering a variety of financial resources to meet the needs of Wright, Webster, Douglas, Ozark , Christian, Stone and Taney counties, Missouri. The Savings Bank also transacts a significant amount of business in Texas and Greene counties, Missouri. The Savings Bank's deposit gathering and lending activities are concentrated in these market areas.
The Savings Bank's offices are located in Mountain Grove,
Marshfield, Ava, Gainesville, Sparta, Theodosia, Crane, Galena,
Kissee Mills and Rockaway Beach, Missouri.

     The Savings Bank is the only thrift located in Wright County, Missouri. The Savings Bank faces strong competition in the attraction of savings deposits and in the origination of loans.
Its most direct competition for savings deposits and loans has historically come from other thrift institutions and from commercial banks located in its primary market area, some with a state-wide or regional presence. Additionally, the Savings Bank faces significant competition from the FSA and Farm Credit System and other financial entities in lending. The Savings Bank also competes with securities firms, credit unions, money market funds and mutual funds in raising deposits.

     Management considers the Savings Bank's reputation for financial strength and customer service as its major competitive advantage in attracting and retaining customers in its market area. The Savings Bank also believes it benefits from its community orientation as well as its relatively high core deposit base.

Personnel

     As of June 30, 2000, the Savings Bank had 80 full-time employees and 14 part-time employees. The Savings Bank believes that employees play a vital role in the success of a service company and that the Savings Bank's relationship with its employees is good.
The employees are not represented by a collective bargaining unit.

                                       55

Item 2.  Properties

     The following table sets forth information regarding the Savings Bank's offices as of June 30, 2000.

                                                   Net         Land     Building
                                        Year    Book Value    Owned/     Owned/     Square
Location                     County    Opened  as of 6/30/00  Leased     Leased     Footage
---------------------       --------   ------   ----------    ------     ------     -------
                                           (Dollars in thousands)
Main Office
-----------

142 East First Street        Wright      1911      $555        Owned     Owned        9,800
Mountain Grove, Missouri  65711

Branch Offices
--------------

1208 N. Jefferson Street      Douglas     1978      241        Owned     Owned        2,800
Ava, Missouri  65608

103 South Clay Street         Webster     1974      413        Owned     Owned        4,200
Marshfield, Missouri  65706

Highway 5 and Highway 160     Ozark       1992      717        Owned     Owned        3,600
Gainesville, Missouri  65655

7164 Highway 14 East          Christian   1995      292        Owned     Owned        3,000
Sparta, Missouri  65753

Business Highway 160          Ozark       1997       76        Leased    Leased       1,200
Theodosia, Missouri  65761

123 Main Street
Crane, Missouri  65633       Stone        1998      275        Owned     Owned        3,800

South Side of Square
Galena, Missouri  65656      Stone        1998       71        Owned     Owned        1,600

Drive-in Facilities
--------------------

Route 60 and Oakland          Wright        1986    158        Owned     Owned        1,200
Mountain Grove, Missouri  65711

223 West Washington           Webster       1993     190       Owned     Owned        1,100
Marshfield, Missouri  65706

*The Kissee Mills and Rockaway Beach branch offices were opened after June 30, 2000.

                                                              56


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

Item 4.    Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.

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

Item 7.     Financial Statements

     Independent Auditors Report*
     (a) Consolidated Statements of Financial Condition as of June 30, 2000 and 1999*
     (b) Consolidated Statements of Income For the Years Ended June 30, 2000, 1999 and 1998*
     (c) Consolidated Statements of Stockholders' Equity For the Years Ended June 30, 2000, 1999 and 1998*
     (d) Consolidated Statements of Cash Flows For the Years Ended June 30, 2000, 1999 and 1998*
     (e)   Notes to Consolidated Financial Statements*

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


                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
-----------------------------------------------------------------------
     The information contained under the section captioned "Proposal
I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

     The following table sets forth certain information with respect to the executive officers of the Company, each of whom holds the same positions with the Company and each of whom holds the same positions with the Savings Bank.

Name                  Age(1)    Position
--------             ------     --------

Stephen H. Romines     58       President and Chief Executive Officer
Charles W. Schumacher  48       Senior Vice-President
Peter M. Medlen        44       Executive Vice President
Susan J. Uchtman       37       Chief Financial Officer

_________________
(1)  As of June 30, 2000.

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


                                      59

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

            10.1   Employment Agreement with Stephen H. Romines
                   (incorporated by reference to the Form 10KSB filing for the fiscal year ended June 30, 1995)

            10.2   First Home Savings Bank 1994 Employee Stock
                     Ownership Plan*

            10.3   First Bancshares, Inc. 1993 Stock Option Plan**

            10.4   First Home Savings Bank Management Recognition and
                     Development Plan**

            13.    Annual Report to Stockholders

            21.    Subsidiaries of the Registrant

            23.    Auditors' Consent

            27.    Financial Data Schedule

     (b)    Report on Form 8-K

            No Forms 8-K were filed during the quarter ended
              June 30, 2000


-------------------
*     Incorporated by reference to the Corporation's Registration
        Statement on Form S-1 File No. 33-69886.

**    Incorporated by reference to the Corporation's 1994 Annual
        Meeting Proxy Statement dated September 14, 1994.

                                       60

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIRST BANCSHARES, INC.


Date:  September 28, 2000             By: /s/ Stephen H. Romines
                                         --------------------------
                                         Stephen H. Romines
                                         Chairman of the Board,
                                          President and Chief
                                          Executive Officer (Duly
                                          Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Stephen H. Romines                 September 28, 2000
   -------------------------------
    Stephen H. Romines
    Chairman of the Board, President, Chief
    Executive Officer (Principal Executive Officer)

By:/s/ Susan J. Uchtman                     September 28, 2000
    -------------------------------
    Susan J. Uchtman
    Chief Financial Officer

By:                                                       2000
   ---------------------------------
    Harold F. Glass
    Director


By:/s/ Almeta Hardebeck                     September 28, 2000
   ----------------------------------
    Almeta Hardebeck
    Director


By:/s/ John G. Moody                      September 28, 2000
   -----------------------
    John G. Moody
    Director


By:                                                   , 2000
   -------------------------              --------- ---
    Dr. James F. Moore
    Director


















                                   Exhibit 13

                       Annual Report to Stockholders





                      (LOGO of FIRST BANCSHARES, INC.)

                         FIRST BANCSHARES, INC.



                            2000 ANNUAL REPORT




                              TABLE OF CONTENTS


                                                                Page
                                                                ----

             Letter to Stockholders................................1
             Business of the Corporation...........................3
             Selected Consolidated Financial Information...........4
             Management's Discussion and Analysis of Financial
                Condition and Results of Operations................6
             Independent Auditors' Report.........................15
             Consolidated Financial Statements....................16
             Notes to Consolidated Financial Statements...........21
             Common Stock Information.............................46
             Directors and Officers...............................47
             Corporate Information................................48


Dear Stockholder:

{Column graph of Earning per share: 1996-$0.48, 1997-$0.65, 1998-$.90, 1999-$.90 and 2000-$1.06}

     One year later, the media attention and hype surrounding Y2K seems a distant, if not amusing, memory. Not only was our computer system easily able to make the transition from 1999 to 2000 without incident, but fiscal year 2000 proved to be a profitable year for stockholders. With net income rising to $2.0 million, earnings per share increasing to $1.06 and stockholders' equity increasing slightly to a healthy $24.5 million, fiscal year 2000 was a very good year indeed.

{Column graph of book value per share: 1996-$9.35, 1997-$10.17, 1998-$11.01, 1999-$11.75 and 2000-$12.81}

     During the fiscal year ended June 30, 2000, First Bancshares, Inc. repurchased 191,685 shares of stock. That reduction, somewhat offset by Bank employees exercising options, resulted in a 153,765 decrease in the number of outstanding shares. Since stockholders' equity only increased slightly, book value per share increased from $11.75 to $12.81. At August 31, 2000 remaining repurchase authority, under our eighth repurchase plan, was 30,423 shares.

{Column graph of total assets: 1996-$143,671,000, 1997-$163,973,000, 1998-$172,173,000,1999-$178,721,000 and
   2000-$199,086,000}

     A $21.3 million increase in net loan growth fueled an increase of $20.4 million in total assets during the fiscal year. Since net deposits only increased $4.5 million, we increased Federal Home Loan Bank advances by $15.7 million to fund the loan growth.

     First Bancshares, Inc. paid its 26th quarterly dividend on June 30, 2000. A $.04 per share dividend, to be paid on September 30, 2000, has been announced.

     While no new branches were added during the fiscal year ended June 30, 2000, two new branches have been added in the past two months. With the addition of Kissee Mills, which opened in a leased modular facility on July 3, 2000, and Rockaway Beach, which opened in a temporary rented facility August 14, we now have ten full service facilities. Current plans are to begin building a new facility, pictured on the back cover, at Kissee Mills later this year. Rockaway Beach will move into permanent quarters purchased from Bank of America later this year. As of August 31st, 2000, 233 new deposit accounts, totaling just over $400,000 had been opened at the two new branches.


{Column graph of customer deposit accounts: 1996-$105,960, 1997-$117,685, 1998-$141,059, 1999-$151,210 and 2000-155,661,000
   and net loans receivable:  1996-$118,780, 1997-$134,104,
   1998-$146,406, 1999-$153,616 and 2000-$174,869,000}

     As noted in the 1999 annual report, the Gainesville post office project has been completed. In addition to that project, in late 1999 a rental house and an office building were purchased in Mountain Grove. Just last month, construction of a small retail shopping center in Sparta, Missouri was completed. The lead tenant in the Mountain Grove office building is the Missouri Division of Family Services and Dollar General is the lead tenant in Sparta. Collectively, the four rental properties cost almost $1.5 million and generate $157,000 in gross annual rent.

     One disappointment during the fiscal year was our attempt to implement internet banking. Frankly, the system we began testing late last fall has not yet produced a level of performance that meets our standards. In the event satisfactory results are not obtained within the very near future, we plan to change systems. While we will always strive to emphasize our traditional friendly personal service, we do want to make the convenience of internet banking available for our customers.

     On a much more positive note, however, I am pleased to announce that Charles W. Schumacher joined First Home Savings Bank as Senior Vice President on September 5, 2000. Charlie, as he likes to be known, has almost 20 years of banking experience. His most recent position was Chief Executive Officer and Senior Loan Officer with Northwood's State Bank in Northwood, Iowa. His presence significantly strengthens our management team and better positions First Home for the future.

     Our primary goal as we begin fiscal year 2001 is to expand our core business within the ten branch locations we now have in place. We will, of course, continue to look for ways to grow our business and enhance stockholder value.



                                       Sincerely,
                                       /s/ Stephen H. Romines
                                       Stephen H. Romines
                                       President




Business of the Corporation


     First Bancshares, Inc. ("Holding Company" or the "Company"), a Missouri corporation, was incorporated on September 30, 1993 for the purpose of becoming the holding company for First Home Savings Bank ("First Home" or the "Savings Bank") upon the conversion of First Home from a Missouri mutual to a Missouri stock savings and loan association. That conversion was completed on December 22, 1993. At June 30, 2000, the Company had total consolidated assets of $199.1 million and consolidated stockholders' equity of $24.5 million.

     While the Company owns a title insurance agency through a subsidiary and some rental real estate, it is not engaged in any significant business activity other than holding the stock of First Home. Accordingly, the information set forth in the report, including consolidated financial statements and related data, applies primarily to First Home.

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

     First Home conducts its business from its home office in Mountain Grove and nine full service branch facilities in Marshfield, Ava, Gainesville, Sparta, Theodosia, Crane, Galena, Kissee Mills, and Rockaway Beach, Missouri. A map of those locations is shown on the front cover. First Home provides its customers with a full array of community banking services. It is primarily engaged in the business of attracting deposits from, and making loans to, the general public. It emphasizes one-to-four family residential mortgage loans and, to a lesser extent, multi-family residential, consumer, commercial and home equity loans. First Home also invests in mortgage-backed U. S. Government and agency securities and other assets.

     At June 30, 2000, First Home's total gross loans were $179.0 million, or 89.9% of total consolidated assets, including $122.3 million, or 68.3% of total gross loans secured by one-to-four family properties and $39.3 million, or 22.0% of total gross loans secured by other real estate. Of the loans secured by real estate, over 95.0% are adjustable-rate loans.

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

                                                        At June 30,
                                   ---------------------------------------------------
                                     2000       1999       1998        1997      1996
                                   ---------   --------   -------    --------  --------
                                                  (Dollars in thousands)
FINANCIAL CONDITION DATA:

Total assets                        $199,086   $178,721   $172,173   $163,973   $143,671
Loans receivable, net                174,869    153,616    146,406    134,104     118,780
Mortgage-backed certificates             449        550        703        828     2,831
Cash, interest-bearing deposits
  and investment securities           15,618     17,749     18,941     24,408    18,236
Federal funds sold                       320        245         -          -            --
Customer deposits                    155,661    151,210    141,059    117,685    105,960
Borrowed funds                        17,900      2,200      5,700     23,555     13,555
Stockholders' equity                  24,477     24,249     24,365     22,207    23,729

                                                      Years Ended June 30,
                                    ----------------------------------------------------
                                       2000        1999      1998        1997     1996
                                     --------    --------   -------    --------  -------
                                                    (Dollars in thousands)
OPERATING DATA:

Interest income                      $ 13,865    $ 12,994   $12,771     $11,695   $10,113
Interest expense                        7,257       6,699     7,005       6,493     5,661
                                     --------     -------    ------     -------    ------
Net interest income                     6,608       6,295     5,766       5,202     4,452
Provision for loan losses                  89          84        66          71       80
                                     --------     -------     ------     -------   -------
Net interest income after provision
  for loan losses                       6,519       6,211      5,700      5,131     4,372
Gains (losses) on investments and
   mortgage-backed securities              -           23         11        187       (6)
Noninterest income, excluding gains
  (losses) on securities                1,065         900        755        527       465
Noninterest expense                     4,443       4,254      3,729      3,648     3,045
                                      -------     -------    -------    -------    ------
Income before taxes                     3,141       2,880      2,737      2,197     1,786

Income taxes                            1,121       1,062        892        784       631
                                       ------      ------     ------    -------     ------
Net income                           $  2,020    $  1,818   $  1,845   $  1,413   $ 1,155
                                     ========    ========   ========   ========   =======
Basic earnings per share               $ 1.06      $ 0.90     $ 0.90     $ 0.65     $ 0.48
                                     ========    ========   ========   ========    =======
                                  4

                                             At or For the Years Ended June 30,
                                     ----------------------------------------------------
                                       2000        1999      1998        1997     1996
KEY OPERATING RATIOS:                --------    --------  --------    --------  ------
                                                                                   <c.
Return on average assets               1.08%       1.03%     1.08%       0.91%    0.85%
Return on average equity               8.28        7.46      7.83        6.24     4.90
Average equity to average assets      13.01       13.82     13.83       14.65    17.31
Interest rate spread for period        3.18        3.15      2.98        2.85     2.60
Net interest margin for period         3.73        3.76      3.58        3.53     3.40
Non-interest expense to average assets 2.37        2.41      2.19        2.36     2.23
Average interest-earning assets to
  interest-bearing liabilities       113.00      115.00    114.00      115.00   119.00
Allowance for loan losses to total
  loans at end of period               0.33        0.34      0.35        0.35     0.42
Net charge-offs to average outstanding
  loans during the period              0.02        0.05      0.02        0.09     0.01
Ratio of non-performing assets to
  total assets                         1.36        1.06      1.02        0.93     0.88
Ratio of loan loss reserves to
  non-performing assets               22.87       28.48     29.93       31.68    41.02

Dividend payout ratio                 15.09       15.56     12.22       16.13       21.05

                                                          At June 30,
                                   -------------------------------------------------------
                                       2000        1999      1998        1997     1996
                                    ---------   ---------  ---------   --------  -------
OTHER DATA:
Number of:
  Loans outstanding                    6,138       5,676      5,545      4,999      4,712
  Deposit account                     22,067      21,038     20,127     15,447     13,264
  Full service offices                     8           8          8          6           5
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

     Management's Discussion and Analysis ("MD&A") and other portions of this report contain certain "forward-looking statements" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities
Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, the ability of the Company to efficiently incorporate acquisitions into its operations, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

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

     Emphasizing One-to-Four Family Lending. Historically, First Home has been predominantly a one-to-four family residential lender. Single family residential loans constituted 58% of mortgage loans originated during fiscal 2000, 66% of 1999 mortgage loan originations and 69% of 1998 mortgage loan originations. While the percent of loans secured by single family residences has gradually declined over the past three years, there has been a corresponding gradual increase in loans made within our normal lending territory that are secured by farms and commercial real estate. First Home has worked to achieve a reputation within its local lending territory for prompt, efficient and courteous service during both the loan origination and servicing processes.

     Maintaining Asset Quality. First Home strongly emphasizes maintaining asset quality through sound underwriting, constant monitoring and effective collection techniques. At June 30, 2000, First Home's ratio of non-performing assets to total assets was 1.36%.
This ratio was 1.06% at June 30, 1999. Actual loan losses, net of recoveries, of loans originated by First Home were $32,000 for the year ended June 30, 2000. During the year ended June 30, 1999, actual loan losses, net of recoveries, of loans originated by First Home were $44,000. Actual loan losses, net of recoveries, of loans originated were $19,400 for the year ended June 30, 1998.

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

Fiscal Year Ended June 30, 2000 Compared to June 30, 1999

     Net Income. Net income for the fiscal year ended June 30, 2000 increased $202,000 to $2,020,000 from $1,818,000 for the fiscal year ended June 30, 1999. Total interest income increased $871,000 and noninterest income increased $165,000. Those items were offset by a $558,000 increase in interest expense, a $189,000 increase in noninterest expense, an increase in income taxes of $59,000, a $23,000 decrease in gains on investments and a $5,000 increase in provision for loan losses.

     Net Interest Income. Net interest income was $6,608,000 for the fiscal year ended June 30, 2000, an increase of $313,000, or 5.0%, from $6,295,000 for the fiscal year ended June 30, 1999. An
$871,000 increase in total interest income was reduced by a $558,000 increase in interest expense.

     Interest Income.  Total interest income for the year ended
June 30, 2000 increased $871,000, or 6.7%, to $13,865,000 from
$12,994,000 for the fiscal year ended June 30, 1999. Interest income from loans receivable increased $930,000, or 7.6%. This increase resulted from a $21,253,000 increase in net loans receivable slightly offset by a decrease in the annualized yield from 8.07% for the year ended June 30, 1999 to 8.06% for the year ended June 30, 2000. The slight decrease in the annualized yield was attributable to a reduction that occurred in early 1999 in interest rates charged on existing adjustable rate loans. That trend was reversed, beginning in early 2000, with higher interest rates being charged on new and existing adjustable rate loans.

     Interest income from investment securities increased $19,000, or 4.51%, as a higher average balance was maintained in investment securities and certificates of deposits purchased. The annual yield on the investments was lower, however, due to lower interest rates and more investment in tax-exempt securities.

     Interest income from other interest-earning assets decreased
$68,000, or 20.0%. The increased loan demand reduced the amount of funds maintained in the other interest-earning accounts. The decrease in interest income due to lower volume was partially offset by a higher interest rate earned on these accounts.

     Interest income from mortgage-backed securities decreased
$10,000 as principal repayments were received on these securities and no new securities were purchased.

     Interest Expense. Interest expense for the year ended June 30, 2000, increased $558,000, or 8.3%, to $7,257,000 from $6,699,000 for the year ended June 30, 1999. Higher average customer deposits created $419,000 of the increase. This was partially offset by a decrease in the average rate paid from 4.56% for the year ended
June 30, 1999 to 4.55% for the year ended June 30, 2000.  The
$151,000 remainder of the increase in total interest



expense resulted from a higher balance in, and a higher average rate paid on, FHLB advances. Additional FHLB advances were necessary to fund loan growth. The rising interest rate environment caused these funds to be borrowed at rates higher than the previous year.

     Provision for Loan Losses. Provision for loan losses for the year ended June 30, 2000 was $89,000 compared to $84,000 for the year ended June 30, 1999. The increase of $5,000, or 6.2%, was attributable to the increase in loans outstanding. Actual loan charge-offs, net of recoveries, of First Home originated loans were $32,000 for the year ended June 30, 2000 compared to $44,000 for the year ended June 30, 1999.

     Noninterest Income.  Noninterest income increased $142,000, or
15.4% from $923,000 for the fiscal year ended June 30, 1999 to $1,065,000 for the year ended June 30, 2000. Service charge and other fee income increased $90,000, or 16.0%, as the number of checking accounts increased and additional service and activity charges were paid.

      With the completion of the post office at Gainesville and the purchase of additional investment real estate, rental income from real estate operations increased $72,000.

     In-house printing of checks for First Home customers contributed $22,000 to noninterest income. Prior to the summer of 1999, all customer check orders were sent to an outside vendor.
First Home received a small fee for the orders, however, it had to pay the vendor for checks provided to customers at no charge. The in-house check printing system enables the Bank to process check orders more quickly and provide them to customers in a matter of days. The expenses associated with the check printing system are discussed below in the "-Noninterest Expense" section.

     Gains on investment securities decreased $23,000 from June 30, 1999, since there were no sales of investment securities during the fiscal year ended June 30, 2000. Information regarding the June 30, 1999 gains is provided below under "-Gain on Investment and Mortgage-backed Securities." Further, since there were no significant property sales during the year ended June 30, 2000, gains on the sale of property and equipment decreased to $4,000.
Title insurance commissions earned by South Central Missouri Title,
Inc. remained basically constant during the fiscal year.

     Noninterest Expense. For the fiscal year ended June 30, 2000, noninterest expense was $4,443,000, an increase of $189,000, or 4.5% from $4,254,000 for the fiscal year ended June 30, 1999.
Increases in other noninterest expense, occupancy and equipment and compensation and employee benefits were partially offset by the reduction of FDIC deposit insurance premiums.

     Other noninterest expense increased $89,000, or 8.8%. Included in that increase was $20,000 for additional advertising costs, postage expense rose $16,000, telephone expense increased $6,000 and office supplies $9,000. The overall increase in noninterest expense also included a $34,000 reduction in losses on checking accounts as a reserve for that amount established at the end of the previous year was reversed. Charitable contributions increased $11,000 during the year ended June 30, 2000. Several local charities were able, however, to provide Missouri Neighborhood Assistance Tax
Credits. Those credits allowed a portion of the contributions as a credit on the Missouri tax return.

     The in-house check printing system previously discussed reduced the expense for checks provided free of charge to customers by $34,000. This was offset by a $51,000 increase in check printing costs. The net $17,000 expense increase was more than offset by the $22,000 increase discussed above in "-Noninterest Income."

     Occupancy and equipment expense increased by $85,000, or 14.5%.
The largest increase was in depreciation expense. Computer equipment replacements and upgrades added $39,000 to depreciation. The purchase of investment rental real estate increased depreciation by $15,000 and the completion of existing location remodeling projects added $10,000.


     Maintenance expense for computer equipment and software, security systems and office equipment increased by $22,000. The purchase of rental real estate created a $13,000 increase in the related repairs and maintenance expense. The replacement of several small office machines in three locations increased furniture and equipment expense by $8,000. Those increases were partially offset by an $18,000 decrease in computer expense.

     There was a $41,000, or 1.6% increase in the area of compensation and employee benefits. The primary components were $68,000 for annual pay rate increases, $61,000 for providing employees with partial reimbursement for the purchase of home personal computers and a $42,000 increase in group health insurance costs to add existing personnel who met the health plan coverage requirements during the year.

     The Employee Stock Ownership Plan ("ESOP") is a significant component of compensation and employee benefits. The average fair market value of the Company's common stock decreased during the year ended June 30, 2000 which in turn reduced the expense for the ESOP by $87,000. This treatment is required by the American Institute of Certified Public Accountant's Statement of Position 93-6,
"Employer's Accounting for Employee Stock Ownership Plans." The statement requires the recording of shares released from the ESOP to be recorded at the average fair market value for the period.

     There were also decreases in compensation and employee benefits of $17,000 relating to the capitalization of estimated loan personnel costs in accordance with Statement of Financial Accounting
Standards No. 91, "Accounting for Nonrefundable Fees and Costs
Associated with Originating or Acquiring Loans and Initial Direct
Costs of Lease." Management Recognition Plan expense decreased
$31,000 as all of the granted shares became fully vested and distributed during the prior year.

     The reduction of FDIC deposit insurance premiums created a $26,000 decrease even though deposits increased slightly. Legal fees decreased $9,000, the expense for gifts given to new customers for opening checking accounts decreased $11,000 and accounting and auditing fees decreased $13,000.

     Gain on Investments and Mortgage-backed Securities. As noted in "-Noninterest Income," gains on investments and mortgage-backed securities decreased $23,000 from June 30, 1999, since there were no sales of investment securities during the year ended June 30, 2000. Common stock was sold during the year ended June 30, 1999 for $137,000 which resulted in a $37,000 pretax gain. That gain was offset by $14,000 to complete the write-off of a pool of automobile loans purchased.

     Income Taxes. Income tax expense for the year ended June 30, 2000 was $1,121,000, an increase of $59,000, or 5.56%. This was a lower percentage increase than the increase in income before taxes due to the additional tax deduction for the fair market value of stock options exercised by employees and directors during the fiscal year.

     Net Interest Margin. Net interest margin for the year ended
June 30, 2000 was 3.73%, a slight decrease from 3.76% for the year ended June 30, 1999. An increase in the average balance of loans
(which have a higher yield than the other earning assets) compared to total interest earning assets created an overall increase in the yield on interest earning assets. This increase was more than offset by an increase in the average balance and related cost of FHLB borrowings to create the decrease in the net interest margin.

Fiscal Year Ended June 30, 1999 Compared to June 30, 1998

     Net Income. Net income for the fiscal year ended June 30, 1999 remained basically constant at $1,818,000 compared to $1,845,000 for the fiscal year ended June 30, 1998. Total interest income increased
$223,000, noninterest income increased $157,000 and total interest expense decreased $306,000. These items were more than offset by a $525,000 increase in noninterest expense, an increase in income taxes of $170,000 and an increase in provision for loan losses of $18,000.

     Net Interest Income. During the fiscal year ended June 30, 1999, net interest income was $6,295,000, an increase of $529,000, or 9.2%, from $5,766,000 for the fiscal year ended June 30, 1998. A $223,000 increase in total interest income was enhanced by a $306,000 decrease in interest expense.

     Interest Income. Total interest income increased $223,000, or 1.7%, to $12,994,000 for the fiscal year ended June 30, 1999 from $12,771,000 for the fiscal year ended June 30, 1998. Interest income from loans receivable increased $559,000, or 4.8%. This increase was largely attributable to a $7,210,000 increase in net loans receivable.
Offsetting the increase resulting from the growth in net loans receivable was a decrease in the annualized yield from 8.16% for the year ended June 30, 1998 to 8.07% for the year ended June 30, 1999.
This was a result of the continued decrease in interest rates on existing loans with adjustable rate features.

     Interest income from other interest-earning assets increased
$122,000, or 55.6%. A higher balance was maintained in interest-earning accounts as the FHLB became the correspondent bank in late 1998. FHLB pays interest on daily funds deposited which allows interest to be earned sooner than with the previous correspondent bank.
Interest income from investment securities decreased $450,000, or 51.2%, as a result of a lower average balance maintained in investment securities and certificates of deposits purchased along with lower interest rates on investments. The majority of government agency securities purchased in the previous two years contained early redemption provisions which were exercised by the respective agency.
Interest income from mortgage-backed securities decreased $7,000 as principal repayments were received on these securities and no new securities were purchased.

     Interest Expense. For the year ended June 30, 1999, interest expense decreased $306,000, or 4.4%, to $6,699,000 from $7,005,000 for the year ended June 30, 1998. The increased interest expense related to higher average customer deposits was more than offset by a lower average rate paid on those deposits and a $727,000 reduction in interest expense on FHLB advances. The average interest rate paid on customer deposits was 4.56% for the year ended June 30, 1999 compared to 4.7% for the year ended June 30, 1998. FHLB interest expense decreased as FHLB advances totaling $3.5 million were repaid during the fiscal year at their respective maturity dates.

     Provision for Loan Losses. Provision for loan losses for the year ended June 30, 1999 was $84,000 compared to $66,000 for the year ended
June 30, 1998. Provision for loan losses were increased by $18,000, or 27.3%, since actual losses and total loans outstanding both increased.
Actual loan charge-offs, net of recoveries, of First Home originated loans were $44,000 for the year ended June 30, 1999 compared to $19,000 for the year ended June 30, 1998.

     Noninterest Income. Noninterest income was $923,000 for the fiscal year ended June 30, 1999. This was a $157,000, or 20.5% increase, from $766,000 for the year ended June 30, 1998. Service charge and other fee income increased $55,000, or 10.8%. As in previous years, the increase was primarily a result of the checking account program begun in July 1995, which continues to create an increase in customer deposit accounts. Also contributing to the increase was service charges and fees on the deposit accounts acquired as part of the purchase of the two branches from NationsBank which was completed in March 1998.

     Insurance commissions for the fiscal year ended June 30, 1999 were $196,000 compared to $81,000 for the fiscal year ended June 30, 1998.
The $115,000 increase was attributable to title insurance commissions earned by South Central Missouri Title, Inc. which opened in November
1997. In addition to increased business at the Hartville, Missouri office, branch offices of the title company were opened in Marshfield and Ava, Missouri. Other increases to noninterest income were $6,000 from real estate operations and $6,000 from other income.

     Gains on the sale of property and equipment decreased $37,000.
The fiscal year ended June 30, 1998 included a $51,000 gain from the sale of the assets of Lawson & Lawson Insurance Agency. The only significant gain, totalling $22,000, in fiscal 1999 was from the sale of real estate held for investment.

     Gains on investment securities and mortgage-backed securities increased by $12,000 from $11,000 for the fiscal year ended June 30, 1998 to $23,000 for the year ended June 30, 1999. Information regarding this increase is provided under "-Gain on Investment and Mortgage-backed Securities.

     Noninterest Expense. During the fiscal year ended June 30, 1999, noninterest expense increased $525,000, or 14.1%. The majority of the increase was in the area of compensation and employee benefits which increased $289,000, or 12.7%. The primary components of this increase were $144,000 for salaries and related payroll taxes for staff at the Crane and Galena branches purchased in March 1998, $64,000 for salaries and related payroll taxes for South Central Missouri Title, Inc.
personnel and $109,000 for hiring of additional personnel and regular annual payroll increases for existing personnel.

     Group health insurance expense also increased $81,000. The increase resulted from the addition of the Crane and Galena personnel in March 1998 and existing personnel meeting the health plan coverage requirements.

     The average fair market value of the Company's common stock decreased during the year ended June 30, 1999 which in turn reduced the expense for the Employee Stock Ownership Plan ("ESOP") by $51,000.
This treatment is required by the American Institute of Certified
Public Accountant's Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans." The statement requires the recording of shares released from the ESOP to be recorded at the average fair market value for the period.

There were also decreases in compensation and employee benefits of $37,000 relating to the capitalization of estimated loan personnel costs in accordance with Statement of Financial Accounting Standards
No. 91, "Accounting for Nonrefundable Fees and Costs Associated with
Originating or Acquiring Loans and Initial Direct Costs of Lease.
Management Recognition Plan expense decreased $21,000 as all of the granted shares became fully vested and distributed during the year.

     Occupancy and equipment expense increased $98,000 from $491,000 for the fiscal year ended June 30, 1998 to $589,000 for the fiscal year ended June 30, 1999. Addition of the Crane and Galena branches in March 1998 raised normal occupancy and equipment expenses by $31,000.
Operation of South Central Missouri Title, Inc. for an entire year and the addition of two additional locations for the title company were responsible for $15,000 of the increase. A new computer system installed in January 1998 and an upgrade of the check sorting machine also caused increases in depreciation and maintenance expenses of $39,000. Additions of furniture and equipment at existing branches during the year created a $7,000 increase in depreciation expense. The
Marshfield branch underwent a renovation to provide additional space which increased expenses by $5,000.

     Professional fees increased $47,000 including $30,000 additional accounting and audit fees incurred in late 1998 and a $17,000 increase in the accrual for the 1999 audit. The FDIC insurance premiums on deposit accounts increased $11,000 due to additional accounts and the addition of the Crane and Galena deposit accounts.

     There was a $22,000 decrease in advertising and promotional expense attributable to the elimination of additional expenses promoting the purchase of the Crane and Galena branches and a lower number of gifts given to new customers.

     During the year ended June 30, 1999, other noninterest expense increased $102,000. The majority of the increase was amortization of the premium paid to NationsBank for the purchase of the loans and deposits at the Crane and Galena branches. This expense increased
$101,000 which includes $50,000 for an additional write-off to reflect purchased accounts that were closed by the customers since the branches were acquired by First Home.

     Correspondent bank service charges increased $22,000 as deposit activity with the correspondent banks increased in connection with new accounts and the addition of the Crane and Galena branches. During late 1998, correspondent bank processing was moved to the FHLB. The service charges are slightly higher at the FHLB; however, interest is paid on collected balances which more than offsets the service charges.
Related courier service costs also increased by $11,000 due to the deposits being transported to St. Louis rather than Springfield, Missouri.

     The addition of Crane and Galena also created a total of $20,000 increase in the following expenses: free checks to customers, insurance, regulatory assessments, dues and employee education.

     Commitment of a $10,000 contribution to a local YMCA and additional contributions for which Missouri Neighborhood Assistance
Tax Credit were issued created a $25,000 increase in charitable contributions. Postage expense increased $21,000 attributable to a slight rate increase and the increase in statement mailings due to new accounts acquired at Crane and Galena. Implementation of Telebanker, First Home's automated informational telephone banking system, currently handling 5,000 to 7,000 calls per month, raised telephone costs by $18,000.

     There was a decrease in nonoperating expenses of $31,000 due to the elimination of the Crane and Galena acquisition costs. A $92,000 decrease in loss on checking accounts included a $34,000 reserve established in June 1998 for items deposited with the correspondent bank for which First Home had not received credit. The entry was reversed in October 1998 when the posting of these items was corrected.
The remainder of the decrease was attributable to extremely insignificant deposit account losses during the year.

     Gain on Investments and Mortgage-backed Securities.  As noted in
Noninterest Income," gains on investments and mortgage-backed securities increased $12,000. Common stock was sold during the year ended June 30, 1999 for $137,000 which resulted in a $37,000 pretax gain. The gain was offset by $14,000 to complete the write-off of a pool of automobile loans purchased. During the year ended June 30, 1998, common and preferred stocks were sold for $232,000 resulting in a pretax gain of $41,000. The gain was offset by $30,000 in write-downs on the automobile loan pool.

     Income Taxes. Income tax expense increased $170,000. This was a higher percentage increase than the increase in income before taxes due to the additional tax deduction for the fair market value of stock options exercised by employees during early 1998.

     Net Interest Margin. Net interest margin was 3.76% for the year ended June 30, 1999, an increase of .18% from 3.58% for the year ended
June 30, 1998. A decrease in the yield on loans attributable to the reduction in rates on adjustable-rate loans combined with a decline in the yield on investment securities created a decrease in the yield on interest-earning assets. This decrease was more than offset by a decrease in the cost of customer deposits and borrowings to create the increase in the net interest margin.


Financial Condition

     General. During the year ended June 30, 2000, net loans receivable increased $21.3 million. The growth was funded primarily with an increase in FHLB advances of $15.7 million along with $4.5 million in deposit growth. Property and equipment increased $1.2 million while cash decreased $2.7 million.

     Total Assets. Total assets increased $20.4 million, or 11.4% during the year ended June 30, 2000. The $21.3 million increase in net loans receivable and $1.2 million increase in property and equipment was somewhat offset by the $2.7 million decrease in cash and cash equivalents. Investment securities available-for-sale also increased $700,000.

     Cash and Cash Equivalents. Cash and cash equivalents was $8.0 million at June 30, 2000, a $2.7 million decrease from $10.7 million at June 30, 1999.

     Certificates of Deposit. Certificates of deposit purchased as investments of $1.2 million at June 30, 1999 decreased $200,000 to $1.0 million at June 30, 2000.


     Investment Securities. The purchase of bonds in excess of regular scheduled maturities of investment securities created a $800,000 increase from $5.8 million at June 30, 1999 to $6.6 million at June 30, 2000.

     Mortgage-backed Securities.  Mortgage-backed securities of
$550,000 at June 30, 1999 decreased $101,000 to $449,000 at June 30,
2000.  This decrease was the result of regular principal repayments.

     Loans Receivable. Net loans receivable increased $21.3 million, or 13.9%, during the year from $153.6 million at June 30, 1999 to $174.9 million at June 30, 2000. The net loan increase was funded from the increase in customer deposits, reduction in cash and cash equivalents and, primarily, FHLB advances.

     Non-accrual Loans. Non-accrual loans remained basically constant at $55,000 at June 30, 1999 compared to $49,000 at June 30,
2000.

     Nonperforming Assets.   Nonperforming assets increased to $2.4
million at June 30, 2000 compared to $1.9 million at June 30, 1999.
At June 30, 2000, nonperforming assets was comprised of 201 loans.
At least one monthly payment was received during the quarter ended
June 30, 2000 on 182 of those loans which had ending balances totaling $2.3 million.

     Customer Deposits and Borrowings. Customer deposits were $155.7 million at June 30, 2000, an increase of $4.5 million, or 2.9%, from $151.2 million at June 30, 1999. The increase resulted from normal growth at existing locations. Additional FHLB advances of $15.7 million were needed to fund loan growth during the year. FHLB advances were $17.9 million at June 30, 2000 compared to $2.2 million at June 30, 1999.

     Stockholders' Equity. Stockholders' equity increased slightly to $24.5 million at June 30, 2000 from $24.2 million at June 30,
1999. The increase was the result of net income of $2.0 million, $388,000 in unearned compensation adjustments and $190,000 from the exercise of stock options offset by $2.0 million for the repurchase of treasury stock and $300,000 for payment of dividends. At June 30, 2000, shares of stock outstanding had been reduced to 1,910,137 from 2,063,902 shares outstanding at June 30, 1999.


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

     The primary investing activity of First Home is the origination of mortgage loans. Mortgage loans originated by First Home have increased each year at $56.3 million, $47.2 million and $41.9 million for the years ended June 30, 2000, 1999 and 1998, respectively. Other investing activities include the purchase of investment securities, which totaled $1.1 million, $2.8 million and $1.7 million for the years ended June 30, 2000, 1999 and 1998. These activities were funded primarily by deposit growth, principal repayments on loans, mortgage-backed securities, other investment securities, and FHLB advances.

     OTS regulations require First Home to maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. First Home's sources of funds include deposits, principal and interest payments from loans and mortgage-backed securities and investments, and FHLB advances. During fiscal years 2000, 1999 and 1998, First Home used its sources of funds primarily to fund loan commitments and to pay maturing savings certificates and deposit withdrawals. At June 30, 2000, First
Home had approved loan commitments totaling $500,000 and undisbursed loans in process totaling $3.8 million.


     Liquid funds necessary for the normal daily operations of First
Home are maintained in three working checking accounts, a daily time account with the FHLB - Des Moines and in Federal funds. It is the Savings Bank's current policy to maintain adequate collected balances in those three checking accounts to meet daily operating expenses, customer withdrawals, and fund loan demand. Funds received from daily operating activities are deposited, on a daily basis, in one of the working checking accounts and transferred, when appropriate to daily time, Federal funds or used to reduce FHLB advances to enhance interest income.

     At June 30, 20000, certificates of deposit amounted to $95.9 million, or 61.6%, of First Home's total deposits, including $67.0 million which were scheduled to mature by June 30, 2001. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management of First Home believes it has adequate resources to fund all loan commitments by savings deposits and FHLB advances and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

     Currently, the OTS requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowings. First Home's liquidity ratios were 7.1%, 8.2% and 16.3% at June 30, 2000, 1999 and 1998, respectively. First Home consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

     OTS regulations require First Home to maintain specific amounts of capital. As of June 30, 2000, First Home was in compliance with all the regulatory capital requirements which were effective as of such date, with tangible, core and risk-based capital ratios of 10.3%, 10.3% and 14.0%, respectively. These ratios exceed the 1.5%, 4.0% and 8.0%, respectively, capital ratios required by OTS regulations. In addition, the OTS amended its capital regulations which require savings institutions to maintain specified amounts of regulatory capital based on the estimated effects of changes in market rates and which could further increase the amount of regulatory capital required to be maintained by the Savings Bank. See Note 16 of the Notes to Consolidated Financial Statements.

     Impact of New Accounting Standards.  See Note 1 of the Notes to
Consolidated Financial Statements.

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

{LOGO OF KIRKPATRICK, PHILLIPS & MILLER, CPAs, A PROFESSIONAL
    CORPORATION}


                      INDEPENDENT AUDITORS' REPORT
                      ----------------------------


To the Board of Directors and Stockholders
First Bancshares, Inc. and Subsidiaries
Mountain Grove, Missouri

We have audited the accompanying consolidated statements of financial condition of First Bancshares, Inc. and Subsidiaries as of June 30,
2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancshares, Inc. and Subsidiaries as of June 30,
2000 and 1999, and the results of operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.


/s/ Kirkpatrick, Phillips & Miller

August 3, 2000
Springfield, Missouri



                                  FIRST BANCSHARES, INC.  AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              - - - - - - - - - - - - - - - - - - - - - - - -
                                         June 30, 2000 and 1999
                                                                               2000              1999
                                                                         -------------      -------------
ASSETS
------
Cash and cash equivalents, including interest-bearing accounts
    of $5,230,883 in 2000 and $8,032,183 in 1999                          $  7,961,552      $  10,721,664
Certificates of deposit                                                      1,009,000          1,209,000
Federal funds sold                                                             320,000            245,000
Investment securities available-for-sale, at fair value                      3,918,241          3,216,799
Investment securities held-to-maturity (estimated fair value of
    $1,633,150 in 2000 and $1,529,597 in 1999)                               1,657,197          1,543,948
Investment in Federal Home Loan Bank stock, at cost                          1,072,200          1,057,600
Mortgage-backed certificates available-for-sale,
   at fair value                                                               448,559            550,296
Loans receivable held-for-investment, net                                  174,868,666        153,615,936
Accrued interest receivable                                                  1,067,411            772,474
Prepaid expenses                                                               130,105             91,414
Commissions and other receivables                                                   -             152,605
Property and equipment, less accumulated depreciation
   and valuation reserve                                                     5,853,832          4,651,801
Intangible assets, less accumulated amortization                               767,256            885,236
Other assets                                                                    11,762              7,725
                                                                         -------------      -------------
    Total assets                                                         $ 199,085,781      $ 178,721,498
                                                                         =============      =============

  LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------
Customer deposits                                                        $ 155,661,444      $ 151,209,747
Advances from Federal Home Loan Bank                                        17,899,616          2,200,000
Other borrowed funds                                                            25,637                 -
Income taxes payable - current                                                  59,109            196,103
Deferred income taxes, net                                                     183,703            194,572
Accrued expenses                                                               779,237            672,023
                                                                         -------------      -------------
    Total liabilities                                                      174,608,746        154,472,445
                                                                         -------------      -------------
Preferred stock, $.01 par value; 2,000,000 shares authorized,
   none issued                                                                     -              -
Common stock, $.01 par value; 8,000,000 shares authorized,
   issued 2,756,716 in 2000 and 2,718,796 in 1999, outstanding
   1,910,137 in 2000 and 2,063,902 in 1999                                      27,567         27,188
Paid-in capital                                                             16,635,851     16,244,473
Retained earnings - substantially restricted                                20,081,051     18,362,321
Treasury stock, at cost - 846,579 shares in 2000 and
   654,894 shares in 1999                                                  (11,891,593)    (9,873,113)
Unearned compensation                                                         (305,221)      (491,031)
Accumulated other comprehensive loss                                           (70,620)       (20,785)
                                                                          ------------  -------------
    Total stockholders' equity                                              24,477,035     24,249,053
                                                                          ------------  -------------
    Total liabilities and stockholders' equity                           $ 199,085,781  $ 178,721,498
                                                                         =============  =============

                            The accompanying notes are an integral part of the
                                     consolidated financial statements
                                                     16

                               FIRST BANCSHARES, INC.  AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                                - - - - - - - - - - - - - - - - - - - -
                               Years Ended June 30, 2000, 1999 and 1998

                                                       2000             1999           1998
                                                   ------------    ------------    -----------
Interest Income:
  Loans receivable                                 $ 13,115,112    $ 12,185,082    $11,626,193
  Investment securities                                 442,209         423,128        873,623
  Mortgage-backed and related securities                 34,086          43,704         51,100
  Other interest-earning assets                         273,587         341,946        219,763
                                                   ------------    ------------    -----------
      Total interest income                          13,864,994      12,993,860     12,770,679
                                                   ------------    ------------    -----------

Interest Expense:
  Customer deposits                                   6,835,911       6,429,120      6,008,164
  Borrowed funds                                        421,688         270,131        996,913
                                                    -----------     -----------    -----------
      Total interest expense                          7,257,599       6,699,251      7,005,077
                                                    -----------     -----------    -----------

      Net interest income                             6,607,395       6,294,609      5,765,602

Provision for loan losses                                88,725          83,549         65,955
                                                    -----------      ----------    -----------
      Net interest income after
        provision for loan losses                     6,518,670       6,211,060      5,699,647
                                                    -----------     -----------    -----------
Noninterest Income:
  Service charges and other fee income                  653,769         563,778        508,635
  Gain on investment securities and
     mortgage-backed securities                              -           22,766         11,444
  Gain on sale of property and equipment                  3,916          18,277         55,269
  Loan origination and commitment fees                    7,574           6,880          6,905
  Income from real estate operations                    173,334         101,188         95,115
  Insurance commissions                                 193,280         196,594         81,458
  Other                                                  32,953          13,554          6,995
                                                    -----------     -----------     ----------
      Total noninterest income                        1,064,826         923,037        765,821
                                                    -----------     -----------     ----------
Noninterest Expense:
  Compensation and employee benefits                  2,611,595       2,570,546      2,281,341
  Occupancy and equipment                               674,674         589,454        491,294
  Deposit insurance premiums                             59,828          85,483         74,777
  Other                                               1,096,791       1,008,201        881,257
                                                    -----------     -----------     ----------
     Total noninterest expense                        4,442,888       4,253,684      3,728,669
                                                    -----------     -----------    -----------
      Income before taxes                             3,140,608       2,880,413      2,736,799

Income Taxes                                          1,121,060       1,062,028        891,316
                                                    -----------     -----------    -----------
      Net income                                    $ 2,019,548     $ 1,818,385    $ 1,845,483
                                                    ===========     ===========    ===========
      Basic earnings per share                      $    1.06       $     .90      $     .90
                                                    ===========     ===========    ===========
      Diluted earnings per share                    $    1.02       $     .86      $     .85
                                                    ===========     ===========    ===========

                         The accompanying notes are an integral part of the
                                    consolidated financial statements
                                                    17


                                                FIRST BANCSHARES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       - - - - - - - - - - - - - - - - - - - - - - - - -
                                                    Years Ended June 30, 2000, 1999 and 1998
                           Common                                                                Accumulated
                                   Stock                                                                  Other          Total
                             ------------------    Paid-in       Retained     Treasury      Unearned    Comprehensive  Stockholders'
                              Shares     Amount     Capital       Earnings       Stock     Compensation Income (Loss)   Equity
                            ---------  --------  -----------  ------------  -----------   -------------  ----------  -----------
Balance at June 30, 1997     1,091,554   $15,585  $15,250,480   $15,211,828  $(7,429,669)   $(  977,466) $  135,886   $22,206,644
Comprehensive income
  Net income                        -         -            -      1,845,483           -              -           -      1,845,483
  Other comprehensive income,
    net of tax:
    Change in unrealized gain
    (loss) on securities
    available-for-sale, net of
    deferred income taxes of
    $(20,535)                       -         -            -             -            -              -       (34,965)     (34,965)
    Less:  reclassification
    adjustment, net of deferred
    income taxes of $(15,223)       -         -            -             -            -              -       (25,921)     (25,921)
                                                                                                                    -------------
      Total Comprehensive Income                                                                                        1,784,597
                                                                                                                    -------------
  Proceeds from exercise of
     stock options              32,342       324      265,361            -            -              -           -        265,685
  Cash dividends ($.11 per share)   -         -            -       (223,153)          -              -           -       (223,153)
  100% stock dividend        1,102,704    11,027           -        (11,027)          -              -           -             -
  Purchase of treasury stock
    at cost                    (13,000)       -            -             -      (234,507)            -           -       (234,507)
  Vesting of MRP stock              -         -            -             -            -          55,250          -         55,250
  Release of ESOP shares            -         -       322,454            -            -         187,700          -        510,154
                             ---------  --------  -----------   -----------  ------------   ------------   ---------   -----------
Balance June 30, 1998        2,213,600    26,936   15,838,295    16,823,131   (7,664,176)      (734,516)     75,000    24,364,670
Comprehensive Income
Net income                          -         -            -      1,818,385           -              -           -      1,818,385
Other comprehensive income,
    net of tax:
    Change in unrealized gain
    (loss) on securities
    available-for-sale, net of
    deferred income taxes of
    $(42,490)                       -         -            -             -            -              -      (72,347)      (72,347)
    Less:  reclassification
    adjustment, net of deferred
    income taxes of $(13,765)       -         -            -             -            -              -      (23,438)      (23,438)
                                                                                                                    -------------
      Total Comprehensive Income                                                                                        1,722,600
                                                                                                                    -------------
  Proceeds from exercise of
     stock options              25,220       252      125,848            -            -              -           -        126,100
  Cash dividends ($.14 per share)   -         -            -       (279,195)          -              -           -       (279,195)
  Purchase of treasury stock
    at cost                   (174,918)       -            -             -    (2,208,937)            -           -     (2,208,937)
  Vesting of MRP stock              -         -            -             -            -          56,250          -         56,250
  Release of ESOP shares            -         -       280,330            -            -         187,235          -        467,565
                             ---------  --------  -----------   -----------  ------------   ------------   ---------   -----------
Balance June 30, 1999        2,063,902    27,188   16,244,473    18,362,321   (9,873,113)      (491,031)    (20,785)   24,249,053
                                                                                                                       -----------
Comprehensive Income
Net income                          -         -            -      2,019,548           -              -           -      2,019,548
Other comprehensive income,
    net of tax:
    Change in unrealized gain
    (loss) on securities
    available-for-sale, net of
    deferred income taxes of
    $(33,936)                       -         -            -             -            -              -       (49,835)     (49,835)
                                                                                                                    -------------
      Total Comprehensive Income                                                                                        1,969,713
                                                                                                                    -------------
  Proceeds from exercise of
     stock options              37,920       379      189,221            -            -              -           -        189,600
  Cash dividends ($.16 per share)   -         -            -       (300,818)          -              -           -       (300,818)
  Purchase of treasury stock
    at cost                   (191,685)       -            -             -    (2,018,480)            -           -     (2,018,480)
Release of ESOP shares            -         -       202,157            -            -         185,810          -          387,967
                             ---------  --------  -----------   -----------  ------------   ------------   ---------   -----------
Balance at June 30, 2000     1,910,137   $27,567  $16,635,851   $20,081,051 $(11,891,593)   $(305,221)     $(70,620)  $24,477,035
                             =========   =======  ===========   ===========   ============    ==========     ========= ============


              The accompanying notes are an integral part of the consolidated financial statements

                                                 18

                                FIRST BANCSHARES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                - - - - - - - - - - - - - - - - - - -
                               Years Ended June 30, 2000, 1999 and 1998
                                                        2000            1999           1998
                                                   ------------    ------------   ------------
Cash flows from operating activities:
  Net income                                       $  2,019,548    $  1,818,385   $  1,845,483
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                      342,147         278,802        223,681
      Amortization                                      117,980         117,980         18,183
      Premiums and discounts on mortgage-backed
        securities and investment securities              1,265            (229)        (9,690)
      Loss on loans, net of recoveries                   88,725          83,549         65,955
      Unrealized loss on investment securities               -           14,437         30,000
      Gain on sale of investment securities
           and mortgage-backed securities                    -          (37,203)       (41,444)
      Gain on sale of equipment                          (9,723)        (18,777)        (1,813)
      Gain on sale of intangible assets                      -               -         (49,829)
      (Gain) loss on sale of real estate owned            5,807             500         (3,627)
      Vesting of MRP shares                                  -           56,250         55,250
      Release of ESOP shares                            387,967         467,565        510,154
      Net change in operating accounts:
        Accrued interest receivable and other assets   (185,060)       (201,800)        51,214
        Deferred loan costs                             (50,082)        (49,886)       (59,487)
        Accrued expenses                                107,214         (33,319)       391,485
        Deferred income taxes                            23,067         (42,891)        29,963
        Income taxes payable - current                 (136,994)        121,417         69,663
                                                    ------------    ------------   ------------
          Net cash from operating activities          2,711,861       2,574,780      3,125,141
                                                    ------------    ------------   ------------
Cash flows from investing activities:
  Purchase of investment securities
    available-for-sale                                 (783,999)     (1,833,406)    (1,644,900)
  Purchase of investment securities held-to-maturity   (338,000)       (984,389)      (105,000)
  Purchase of Federal Home Loan Bank stock              (14,600)             -              -
  Proceeds from maturities of investment securities
    available-for-sale                                      646       1,100,454     12,900,450
  Proceeds from maturities of investment securities
    held-to-maturity                                    223,486         540,140        563,759
  Proceeds from sale of investment securities
    available-for-sale                                       -          137,203        231,948
  Proceeds from sale of Federal Home Loan Bank stock         -               -         206,200
  Net change in certificates of deposit                 200,000         996,000       (701,000)
  Net increase in federal funds sold                    (75,000)       (245,000)            -
  Net change in loans receivable                    (21,433,598)     (7,342,126)    (7,561,466)
  Proceeds from principal payments and maturities
    of mortgage-backed certificates                      99,877         142,031        122,405
  Purchases of property and equipment                (1,667,081)       (728,561)      (496,056)
  Proceeds from sale of property and equipment          132,626         114,250         11,761
  Proceeds from sale of intangible assets                    -               -          80,000
  Net proceeds from sale of real estate owned           136,418          98,370        158,461
  Net cash received in acquisition of
    branches                                                 -               -      11,274,501
                                                    ------------    ------------   ------------
       Net cash from (used in) investing activities (23,519,225)     (8,005,034)    15,041,063
                                                    ------------    ------------   ------------8
                                                         20

                                      FIRST BANCSHARES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 - - - - - - - - - - - - - - - - - - - - - - - - -
                                      Years Ended June 30, 2000, 1999 and 1998

                                                       2000             1999         1998
                                                  -------------   -------------   ------------
Cash flows from financing activities:
  Net change in demand deposits, savings accounts,
    and certificates of deposit                    $  4,451,697    $ 10,150,999   $  5,947,762
  Payments on borrowed funds                         (2,015,547)     (3,500,000)   (18,055,000)
  Proceeds from borrowed funds                       17,740,800              -         200,000
  Proceeds from issuance of common stock                189,600         126,100        252,715
  Cash dividends paid                                  (300,818)       (279,195)      (223,153)
  Purchase of treasury stock                         (2,018,480)     (2,208,937)      (234,507)
                                                   -------------   -------------   ------------
      Net cash from (used in) financing activities   18,047,252       4,288,967    (12,112,183)
                                                   ------------    -------------   ------------

Net increase (decrease) in cash and cash equivalents (2,760,112)     (1,141,287)     6,054,021

Cash and cash equivalents -
  beginning of period                                10,721,664      11,862,951      5,808,930
                                                   ------------     -----------     -----------
Cash and cash equivalents -
  end of period                                    $  7,961,552    $ 10,721,664   $ 11,862,951
                                                   ============    ============   =============

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest on deposits and
      other borrowings                             $  7,169,376    $  6,739,175   $  6,541,148
    Income taxes                                      1,221,103         905,286        798,195


Supplemental schedule of non-cash investing and
  financing activities:
  Loans and other real estate
    charged off to reserve                         $    31,842    $     71,565   $     19,414
  Loans transferred to real estate
    acquired in settlement of loans                    142,225          98,870         41,058





                     The accompanying notes are an integral part of the
                             consolidated financial statements
                                            20

               FIRST BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of business - First Bancshares, Inc., a Missouri corporation, was organized on September 30, 1993 for the purpose of becoming a unitary savings and loan holding company for First Home Savings Bank. The Savings Bank is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in southern Missouri. It also provided insurance brokerage activities through a subsidiary corporation until September 1997. The Company and Savings Bank are also subject to the regulation of certain federal agencies and undergo periodic examinations by those regulatory authorities. In November of 1997, South Central Missouri Title, Inc. was formed as a subsidiary corporation of First Bancshares, Inc. South Central is a licensed agent to sell title insurance and also provides real estate sales closing services.

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

                                  21

               FIRST BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     Investment securities and mortgage-backed certificates -
        Securities are classified in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which establishes three classifications of investment securities: held-to-maturity, trading and available-for-sale. Trading securities are acquired principally for the purpose of near term sales. Such securities are reported at fair value and unrealized gains and losses are included in income. At June 30, 2000 and 1999, the Company had no securities designated as trading securities. Securities which are designated as held-to-maturity are designated as such because the investor has the ability to hold these securities to maturity. Such securities are reported at amortized cost.

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


                                  22

               FIRST BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998


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

     Intangible assets - Intangible assets have been recorded by the Savings Bank in connection with the acquisition of two branches from NationsBank, which is discussed further in Note
        (2). The premium paid by the Savings Bank for the branches is being amortized on a straight-line basis over fifteen years. Amortization expense relating to this premium was $117,980, $117,980 and $17,000 in 2000, 1999 and 1998, respectively.
        During the years ended June 30, 2000 and 1999 amortization expense includes a $50,000 write-down due to the loss of customers that were acquired from NationsBank.

        Intangible assets were also recorded by Fybar Service Corporation in connection with the acquisition of Lawson and Lawson
        Insurance Agency, Inc. during October, 1991.  In September,
        1997, the intangible assets of Lawson and Lawson were sold. Amortization expense relating to these intangible assets amounted to $1,183 in 1998.

     Income taxes - The Company files a consolidated federal income tax return with its wholly-owned subsidiaries. The income tax effect of timing differences in reporting transactions for financial reporting and income tax purposes is reflected in the financial statements as deferred income taxes.

        Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recognized for temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.


                                  23

               FIRST BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998

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

                                  24

               FIRST BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


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

     Earnings per share - Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the Company. Dilutive potential common shares are added to weighted average shares used to compute basic earnings per share. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock.

     Comprehensive income - The Company adopted SFAS No. 130,
        "Reporting Comprehensive Income," as of July 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company's net income or shareholders' equity.

     New accounting standards - In June 1998, FASB issued SFAS
        No. 133, "Accounting for Derivative Instruments and
        Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB
        Statement No. 133" which deferred the effective date to the first quarter of fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which adds guidance related to accounting for derivative instruments and hedging activities. The adoption of this standard is not expected to have a material impact on the Company.

                                  25

               FIRST BANCSHARES, INC AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     -----------------------------------------------------

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

(3)  INVESTMENT SECURITIES

     As discussed in Note (1), the Company has designated certain securities as available-for-sale. A summary of the investment securities available-for-sale at June 30, 2000 is as follows:

                                                                                Estimated
                                        Amortized        Gross Unrealized          Fair
                                           Cost         Gains       Losses         Value
                                      ------------   ----------   ----------   --------------
     United States Government and
       Federal Agencies obligations   $  2,700,000   $       -    $   47,207    $   2,652,793
     Mutual funds                           32,998        1,898           -            34,896
     Common and preferred stocks         1,277,443          930       47,821        1,230,552
                                     -------------   ----------   -----------   -------------
         Total                        $  4,010,441   $    2,828   $   95,028    $   3,918,241
                                      ============   ==========   ===========   =============

     The amortized cost and estimated market value of debt securities available-for-sale at June 30, 2000 are summarized below by contractual terms to maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Amortized        Estimated
                                                Cost          Fair Value
                                           -------------    -------------
     Due after one year through five years     2,700,000        2,652,793
                                            ============     ============

     There were no sales of investment securities available-for-sale during the year ended June 30, 2000.


                                  26

               FIRST BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998

(3)  INVESTMENT SECURITIES - (CONTINUED)

     A summary of investment securities held-to-maturity at June 30, 2000 is as follows:


                                                                                  Estimated
                                       Amortized         Gross Unrealized            Fair
                                          Cost         Gains          Losses         Value
                                      ------------    ---------     ----------    -----------
     Obligations of states and
       political subdivisions          $ 1,633,796    $   1,737     $  25,784     $ 1,609,749
     Auto and student loan pools            23,401           -             -           23,401
                                       -----------    ---------     ----------    -----------
        Total                          $ 1,657,197    $   1,737     $  25,784     $ 1,633,150
                                      ============    =========     ==========    ===========

     Auto and student loan pools are stated at net realizable value in 2000, 1999 and 1998. The auto loan pool was written down to its estimated net realizable value because, in the opinion of management, the decline in market value of that security is considered to be other than temporary. The amount of the losses, $14,437 and $30,000 for 1999 and 1998, respectively, have been charged to operations.

     The amortized cost and estimated market value of investment securities held-to-maturity at June 30, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                              Amortized        Estimated
                                                 Cost          Fair Value
                                            ------------     ------------
     Due in one year or less                 $   263,000      $   262,956
     Due after one year through five years     1,102,197        1,087,101
     Due after five years through ten years      292,000          283,093
                                             -----------      -----------
         Total                               $ 1,657,197      $ 1,633,150
                                             ===========      ===========

     A summary of the investment securities available-for-sale at June 30, 1999 is as follows:

                                                                                  Estimated
                                        Amortized       Gross Unrealized             Fair
                                           Cost        Gains        Losses           Value
                                       -----------   ----------  -----------     ------------
     United States Government and
         Federal Agencies obligations  $ 2,200,000   $       -    $   27,611      $ 2,172,389
     Mutual funds                           33,644        3,072           -            36,716
     Common and preferred stocks           981,406       26,288           -         1,007,694
                                       -----------   ----------   -----------     ------------
         Total                         $ 3,215,050   $   29,360   $   27,611      $ 3,216,799
                                       ===========   ==========   ===========     ===========

     Proceeds from the sales of common stock held as available-for-sale during the year ended June 30, 1999 were $137,203. A gain of $37,203 was recognized on these sales.

     Proceeds from the sales of common and preferred stock held as available-for-sale during the year ended June 30, 1998 were $231,948. A gain of $41,444 was recognized on these sales.

                               27
               FIRST BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998

(3)  INVESTMENT SECURITIES - (CONTINUED)


     A summary of investment securities held-to-maturity at June 30, 1999 is as follows:

                                                                                 Estimated
                                        Amortized        Gross Unrealized           Fair
                                           Cost        Gains         Losses         Value
                                       -----------   ----------   -----------    ------------
     Obligations of states and
       political subdivisions          $ 1,510,061    $   7,839    $  22,190      $ 1,495,710
     Auto and student loan pools            33,887           -            -            33,887
                                       -----------    ---------    ----------     -----------
        Total                          $ 1,543,948    $   7,839    $  22,190      $ 1,529,597
                                       ===========    =========    ==========     ===========


     The book value of securities pledged as collateral, to secure public deposits was $2,101,358 at June 30, 2000 and $1,340,450 at June 30, 1999. The approximate fair value of pledged securities was $2,065,485 at June 30, 2000and $1,327,067 at June 30, 1999.

(4)  INVESTMENT IN FEDERAL HOME LOAN BANK STOCK

     Investment in stock of the Federal Home Loan Bank is required by law of every Federally-insured savings institution. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has been at par value.

     The Savings Bank, as a member of the Federal Home Loan Bank of Des Moines, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Des Moines in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the Federal Home Loan Bank of Des Moines. The Savings Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Des Moines stock of $1,072,200 at June 30, 2000.

(5)  MORTGAGE-BACKED SECURITIES

     The amortized cost and estimated market values of mortgage-backed securities available-for-sale as of June 30, 2000 are summarized below:

                                                                                   Estimated
                                        Amortized        Gross Unrealized             Fair
                                           Cost        Gains           Losses         Value
                                        ----------    ---------     ---------     -----------
     FHLMC certificates                 $  169,987    $     647      $  3,773      $  166,861
     FNMA certificates                     226,307           -          6,283        220,024
     GNMA certificates                      60,487        1,187            -          61,674
                                        ----------    ----------     ---------     ----------
       Total                            $  456,781    $   1,834      $ 10,056      $  448,559
                                        ==========    =========      =========     ==========

               FIRST BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998

(5)  MORTGAGE-BACKED SECURITIES (CONTINUED)


     The amortized cost and estimated market values of mortgage-backed securities available-for-sale as of June 30, 1999 are summarized below:

                                                                                   Estimated
                                        Amortized        Gross Unrealized             Fair
                                           Cost        Gains           Losses         Value
                                        ----------    ---------     ---------     -----------
     FHLMC certificates                 $  213,495    $     849      $  3,421      $  210,923
     FNMA certificates                     273,498           -          5,280        268,218
     GNMA certificates                      69,665        1,490            -          71,155
                                        ----------    ----------     ---------     ----------
       Total                            $  556,658    $   2,339      $  8,701      $  550,296
                                        ==========    =========      =========     ==========

(6)  LOANS RECEIVABLE

     Loans receivable at June 30 consist of the following:

                                                 2000            1999
                                           -------------   --------------
     First mortgage loans                  $ 156,532,562    $ 137,331,895
     Loans to depositors, secured by
       savings accounts                        1,646,102        1,944,489
     Consumer and automobile loans             9,750,918        8,054,123
     Second mortgage loans                     5,081,954        4,990,937
     Other loans                               5,984,339        4,427,739
                                             -----------    -------------
        Total gross loans                    178,995,875      156,749,183
     Reserve for loan losses                    (596,951)        (540,068)
     Loans in process                         (3,797,139)      (2,809,979)
     Unamortized deferred loan costs, net
       of origination fees                       266,881          216,800
                                            ------------     ------------
        Net loans receivable               $ 174,868,666    $ 153,615,936
                                           =============    =============

     Activity in the allowance for loan losses is summarized as follows for the years ended June 30:

                                                  2000             1999
                                              ----------        ---------
                                                   <c.
     Balance at beginning of year              $ 540,068        $ 528,084
     Provision charged to income                  88,725           83,549
     Charge-offs                                 (36,665)         (71,907)
     Recoveries                                    4,823              342
                                              ----------        ---------
       Balance at end of year                  $ 596,951        $ 540,068
                                               =========        =========

     The Savings Bank primarily grants first mortgage loans to customers throughout southern Missouri. The loans are typically secured by real estate or personal property.

               FIRST BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998

(6)  LOANS RECEIVABLE (CONTINUED)
     ----------------------------

     As of June 30, 2000 and 1999, the total recorded investment in impaired loans was $49,446 and $55,110 respectively,as recognized in conformity with SFAS No. 114, as amended by SFAS No. 118. This amount was subject to allowances for credit losses of $49,446 and $55,110, as of June 30, 2000 and 1999, respectively. During 2000 and 1999, the average recorded investment in impaired loans was $55,110. There was no interest income recognized in 2000 and 1999 on impaired loans.

(7)  ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable at June 30 is summarized as follows:

                                                  2000            1999
                                             -----------       ----------
     Investment securities                    $   74,698       $   56,860
     Mortgage-backed securities                    8,799            8,799
     Loans receivable                            983,914          706,815
                                              ----------       ----------
          Total                               $1,067,411       $  772,474
                                              ==========       ==========

(8)  PROPERTY AND EQUIPMENT

     Property and equipment at June 30 consists of the following:

                                                              2000
                                       ------------------------------------------------------
                                                       Accum.       Valuation
         Category                          Cost        Deprec.       Reserve          Net
   ----------------------------        -----------   ----------     ---------     -----------
     Land                              $   609,683   $       -      $      -      $   609,683
     Buildings                           3,226,687    1,009,626            -        2,217,061
     Office furniture,
       fixtures and equipment            1,794,798      930,352            -          864,446
     Automobiles                           163,959       74,292            -           89,667
     Investment real estate              2,557,697      213,575      271,147        2,072,975
                                       -----------   ----------     ---------     -----------
         Total                         $ 8,352,824  $ 2,227,845    $ 271,147      $ 5,853,832
                                       ===========  ===========     =========     ===========

                                                              1999
                                      ------------------------------------------------------
                                                      Accum.        Valuation
           Category                       Cost        Deprec.        Reserve           Net
     ------------------------          -----------  ----------      ---------    ------------
     Land                              $   470,777  $       -       $      -     $    470,777
     Buildings                           3,162,798     915,073             -        2,247,725
     Office furniture,
       fixtures and equipment            1,920,399   1,113,592             -          806,807
     Automobiles                           117,047      58,263             -           58,784
     Investment real estate              1,538,397     199,542        271,147       1,067,708
                                       -----------  ----------      ---------    ------------
         Total                         $ 7,209,418  $2,286,470      $ 271,147    $  4,651,801
                                       ===========  ==========      =========    ============

               FIRST BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998

(8)  PROPERTY AND EQUIPMENT (CONTINUED)
     ----------------------------------

     Depreciation charges to operations for the years ended June 30, 2000, 1999 and 1998 were $342,147, $278,802, and $223,681, respectively. The depreciation policies followed by the Company are described in Note (1).

     A valuation reserve was established in a prior year for certain investment real estate to adjust the property to its net realizable value.

(9)  CUSTOMER DEPOSITS

     A summary of deposit accounts at June 30 is as follows:

                                                         2000                      1999
                                                --------------------     ----------------------
                                                    Amount      %              Amount      %
                                                ------------  ------     --------------  ------
     Noninterest-bearing checking               $  5,741,754    3.7%     $   5,145,977    3.4%
     Interest-bearing checking                    25,115,653   16.1         24,683,993   16.3

     Super Saver money market                     18,575,407   11.9         21,420,529   14.2

     Savings                                      10,354,220    6.7         10,206,759    6.8
     Certificates of Deposit:                     95,874,410   61.6         89,752,489   59.3
                                                ------------   -----     -------------  -----

          Total                                $ 155,661,444  100.0%     $ 151,209,747  100.0%
                                               =============  ======     ============= ======

     The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was $20,718,114 and $18,102,733 at June 30, 2000 and 1999, respectively.

     At June 30, 2000, scheduled maturities of certificates of deposit are as follows:

                      2001                     $  67,002,681
                      2002                        13,087,854
                      2003                         6,685,633
                      2004                         5,591,527
                      2005 and later               3,506,715
                                               -------------
                                               $  95,874,410
                                               =============

(10) ADVANCES FROM FEDERAL HOME LOAN BANK

     The advances listed below were obtained from the Federal Home Loan Bank of Des Moines and secured by Federal Home Loan Bank stock, loans, investment securities and deposit accounts. Interest is payable monthly. Advances from the Federal Home Loan Bank at June 30 are summarized as follows:



                                  31

               FIRST BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998

(10)  ADVANCES FROM FEDERAL HOME LOAN BANK (CONTINUED)
      -----------------------------------------------

caption>
                                                           2000             1999
                                                      ------------     ------------
     Three year; 5.85% fixed; matures November 1999   $         -         2,000,000

     One month; 6.57% fixed; interest payable at
      maturity; matures July 2000                        2,500,000               -

     Three month; 6.76% fixed; interest payable at
      maturity; matures August 2000                      1,000,000               -

     Three month; 6.74% fixed; interest payable at
      maturity; matures September 2000                   1,000,000               -

     One year; 7.41% adjustable daily; interest paid
      daily; matures October 2000                        2,900,000               -

     One year; 6.08% fixed; interest payable monthly;
      matures October 2000                                 150,000               -

     Seven month; 7.01% fixed; interest payable monthly;
      matures December 2000                              2,000,000               -

     Nine month; 6.95% fixed; interest payable monthly;
      matures March 2001                                 4,500,000               -

     One year; 7.10% fixed; interest payable monthly
      matures May 2001                                   1,000,000               -

     Eighteen month; 6.68% fixed; interest payable
      monthly; matures July 2001                           300,000               -

     Two year; 7.34% fixed; interest payable monthly;
      matures May 2002                                   1,500,000               -

     Five year; 5.90% fixed; interest payable monthly;
      matures January 2003                                 200,000          200,000

     Fifteen year; 7.20% fixed; $3,731 due monthly
      including interest; matures November 2014            400,940               -

     Fifteen year; 7.80% fixed; $4,249 due monthly
      including interest; matures May 2015                 448,676               -
                                                      ------------     ------------
             Total                                    $ 17,899,616     $  2,200,000
                                                      ============     ============

               FIRST BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998

(10) ADVANCES FROM FEDERAL HOME LOAN BANK (CONTINUED)
     ------------------------------------------------

     The fixed rate advances shown above, excluding advances with an original maturity of one or three months which are not prepayable, shall be subject to a prepayment fee equal to 100 percent of the present value of the monthly lost cash flow to the Federal Home Loan Bank based upon the difference between the contract rate on the advance and the rate on an alternative qualifying investment of the same remaining maturity. Advances may be prepaid without a prepayment fee if the rate on an advance being prepaid is equal to or below the current rate for an alternative qualifying investment of the same remaining maturity. The adjustable rate advance is prepayable without penalty.

     The adjustable rate advance is a Federal Funds credit line with the Federal Home Loan Bank of Des Moines. The credit line has a limit of $26,605,000.

     Maturities of Federal Home Loan Bank advances and other borrowed funds are as follows:

                                     Aggregate
                                      Annual
          Year Ended June 30         Maturities
          ------------------      -------------
                2001               $ 15,083,013
                2002                  1,835,577
                2003                    238 340
                2004                     41,317
                2005                     44,527
            Later years                 656,842
                                   ------------
                                  $  17,899,616
                                  =============

     Interest expense on borrowed funds for the years ended June 30 is summarized below:

                                           2000          1999        1998
                                        -----------   ---------   ---------
     Advances from Federal Home Loan
       Bank                             $   419,040   $ 270,131   $  992,959
     Other borrowings                         2,648          -         3,954
                                        -----------   ---------   ---------
         Total                          $   421,688   $ 270,131   $  996,913
                                       ============   =========   =========

(11) INCOME TAXES

     The provision for income tax expense for the years ended June 30 is as follows:

                              2000         1999          1998
                           ----------   ----------   ----------
     Current               $1,097,993   $1,104,919   $  858,842
     Deferred                  23,067      (42,891)      32,474
                           ----------   ----------   ----------
         Total             $1,121,060   $1,062,028   $  891,316
                           ==========   ==========   ==========

               FIRST BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998

(11) INCOME TAXES - (CONTINUED)

     The provision for income taxes differs from that computed at the statutory corporate rate, 34% for the years ended June 30 were as follows:

                                         2000         1999         1998
                                      ---------    ---------    ---------
     Tax at statutory rate           $1,067,807   $  979,340    $ 930,512
     Increase (decrease) in taxes
       resulting from:
         State taxes, net of
           federal benefit               81,593       81,897       68,966
         Tax-exempt income              (25,714)     (18,211)     (24,665)
         Employee benefit plans          21,958       32,404      (85,975)
         Net effect of other
           book/tax differences         (24,584)     (13,402)       2,478
                                     -----------   ----------    ---------
     Provision for income taxes      $1,121,060   $1,062,028    $ 891,316
                                      =========    =========    =========

     Deferred income tax expense results from timing differences in the recognition of income and expense for tax and financial reporting purposes. The sources of the differences and the related tax effects for the years ended June 30 were as follows:

                                                    2000         1999         1998
                                                ----------    ----------   ----------
     Difference in depreciation methods
       used for tax purposes and
        financial statements                     $  28,426     $  27,755    $  26,281
     Effect of health insurance plan
       reserves not currently deductible             7,136        (5,737)       6,010
     Use of different methods for computing
       loan loss reserves for tax purposes
       and financial statements                    (59,498)      (26,160)     (28,083)
     Use of different methods for computing
       net deferred loan costs/fees for tax
       purposes and financial statements            14,970        12,672       17,741
     Other book/tax differences                     32,033       (51,421)     10,525
                                                 ----------     --------      --------
       Increase in deferred income taxes         $  23,067     $ (42,891)   $  32,474
                                                 =========     =========    =========

               FIRST BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998

(11) INCOME TAXES (CONTINUED)
     -----------------------

     The components of deferred tax assets and liabilities as of June 30, 2000 and 1999 consisted of:

                                                                  2000        1999
                                                               ---------   ---------
     Deferred tax assets:
       Reserve for loan losses                                 $ 220,872   $ 199,825
       Valuation reserve on investment real estate                92,190      92,190
       Unrealized losses on securities available-for-sale         38,881      13,439
       Health insurance plan reserves not
         currently deductible                                         -        6,792
       Book amortization in excess of tax amortization            35,681      17,194
       Unearned compensation                                       4,847       9,020
       Other                                                          -       33,878
                                                               ---------   ---------
          Total gross deferred tax benefits                    $ 392,471   $ 372,338
                                                               ---------   ---------
     Deferred tax liabilities:
       Tax depreciation in excess of book depreciation         $ 293,410   $ 264,984
       Federal Home Loan Bank stock dividends                     60,936      60,936
       Bad debt reserves for tax purposes in excess of
         base year bad debt reserve                               76,038     114,489
       Unrealized gains on securities available-for-sale           1,725      10,219
       Installment sale recognition                                4,914       7,136
       Unamortized deferred loan costs, net of fees              124,116     109,146
       Health insurance plan reserves not currently taxable          344          -
       Other                                                      14,691          -
                                                               ---------   ---------
         Total gross deferred tax liabilities                  $ 576,174   $ 566,910
                                                               ---------   ---------
           Net deferred tax liabilities                        $(183,703)  $(194,572)
                                                               ==========  =========

     In accordance with SFAS No. 109, a deferred tax liability has not been recognized for tax basis bad debt reserves of approximately $2,190,825 of the Savings Bank that arose in tax years that began prior to December 31, 1987. At June 30, 2000 the amount of the deferred tax liability that had not been recognized was approximately $810,605. This deferred tax liability could be recognized if, in the future, there is a change in federal tax law, the Savings Bank fails to meet the definition of a 'qualified savings institution,' as defined by the Internal Revenue Code, certain distributions are made with respect to the stock of the Savings Bank, or the bad debt reserves are used for any purpose other than absorbing bad debts. In August 1996, new legislation was enacted which provided for the recapture into taxable income of certain amounts previously deducted as additions to the bad debt reserves for income tax purposes. The Savings Bank began changing its method of determining bad debt reserves for tax purposes during 1996. The amounts to be recaptured for income tax reporting purposes are considered by the Savings Bank in the determination of the net deferred tax liability.

               FIRST BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998

(12) EMPLOYEE BENEFIT PLANS

     The Savings Bank participates in a multiple-employer defined benefit pension plan covering substantially all employees. Separate actuarial valuations are not available for each participating employer, nor are plan assets segregated. Pension expense for the years ended June 30, 2000, 1999 and 1998 was approximately $4,742, $4,220, and $3,800, respectively. Plan assets exceeded the present value of accumulated plan benefits at June 30, 2000, the latest actuarial valuation date.

     The Company established an internally-leveraged ESOP in December 1993 that covers all employees that are age 21 or older and have completed one year of service with the Savings Bank. The Savings Bank makes annual contributions to the ESOP equal to the ESOP's debt service in addition to dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt to the Company. As the debt is repaid, shares are released from collateral and allocated to active participants, in proportion to their compensation relative to total compensation of active participants. The loan will be repaid principally from the Savings Bank's discretionary contributions to the ESOP over a period of ten years. As of June 30, 2000 the loan had an outstanding balance of $318,321 and an interest rate of 6%.

     The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans". Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares as a reduction of stockholders' equity in the consolidated balance sheets. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. Benefits generally become 20% vested after each year of credited service beyond two years. Vesting is accelerated upon retirement, death, or disability of the participant. Forfeitures are returned to the Savings Bank or reallocated to other participants to reduce future funding costs. Benefits may be payable upon retirement, death, disability or separation from service. Since the Savings Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. The Savings Bank recorded $358,159 of ESOP compensation expense in 2000, $445,117 in 1999 and $496,302 in 1998.

     A summary of ESOP shares at June 30, 2000 is as follows:

        Allocated shares                   178,279
        Shares committed for release        37,161
        Unreleased shares                   57,797
                                        ----------
           Total                           273,237
                                        ==========

        Fair value of unreleased shares $  570,736
                                        ==========

               FIRST BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998

(12) EMPLOYEE BENEFIT PLANS (CONTINUED)
     ----------------------------------

     The Savings Bank adopted a Management Recognition Plan ("MRP") for the benefit of the directors, officers and employees of the Savings Bank. The MRP provided directors, officers and employees of the Company with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Savings Bank. The MRP was managed by trustees comprised of the directors of the Company. The plan authorized the Company to grant up to 60,834 shares of the Company stock, all of which are awarded as of June 30, 1999. These shares represented unearned compensation and have been accounted for as a reduction of stockholders' equity. During the year ended June 30, 1999 all of the MRP shares became fully vested. The Savings Bank recorded compensation expense under the MRP of $31,375 and $52,250 in 1999 and 1998, respectively.

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


     A summary of the Company's stock option activity, and related information for the years ended June 30 follows:

                                         2000                    1999               1998
                                 --------------------    ------------------  ---------------------
                                             Weighted             Weighted                 Weighted
                                              Average              Average                 Average
                                              Exercise             Exercise                Exercise
                                    Options     Price      Options   Price     Options      Price
                                   --------    -------    --------  -------  ----------    ------
Outstanding - beginning of year     168,432      5.06      193,980    5.05     247,320      5.05
Granted                                  -         -            -       -           -         -
Exercised                           (37,920)     5.00      (25,220)   5.00     (52,692)     5.04
Forfeited                              (192)     5.00         (328)   5.00        (648)     5.00
                                    --------               --------            --------
Outstanding - end of year           130,320      5.08      168,432    5.06     193,980      5.06
                                    ========               =========           ========

Exercisable at end of year          130,320      5.08      168,032    5.06     140,512      5.05
                                    ========               =========           ========


     Exercise prices for options outstanding as of June 30, 2000 ranged from $5.00 to $7.75. The weighted-average remaining contractual life of those options is 3.5 years.

               FIRST BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998

(12) EMPLOYEE BENEFIT PLANS (CONTINUED)
     ----------------------------------

     The Company accounts for stock options in accordance with SFAS
     No. 123, "Accounting for Stock-Based Compensation". As permitted by the standard, the Company has elected to continue following the guidance of Accounting Principles Board Opinion No. 25 (APB No.
     25), "Accounting for Stock Issued to Employees". Under APB No. 25, no compensation expense is recognized because the exercisable price of the Company's stock options equals or exceeds the market price of the stock on the date of grant. The effect of applying the fair value method required by SFAS No. 123 to the Company's stock option awards results in net income and earnings per share that are not materially different from amounts reported in the consolidated statements of income.

     All references in this note to the number of shares and per share amounts have been restated to reflect the 100% stock dividend during 1998.

(13) EARNINGS PER SHARE
     -------------------

     The following information shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock. The amounts in the income columns represent the numerator and the amounts in the shares columns represent the denominator.

                                              Years Ended June 30
               ------------------------------------------------------------------------------------------------
                            2000                            1999                          1998
               -------------------------------  ------------------------------  -------------------------------
                                      Per Share                      Per Share                            Per Share
                  Income      Shares    Amount    Income     Shares    Amount      Income         Shares   Amount
                ----------- ---------  -------   ---------  ---------  ------  --------------  ----------  ------
Basic EPS:
Income available
 to Common
 Stockholders    $2,019,548  1,911,324  $1.06    $1,818,385  2,018,005   $.90    $1,845,483  2,039,290   $.90
                                        =====                            =====                             ======
Effect of
 dilutive securities     -      66,876                   -     100,125                       -    121,818
                 ----------  ---------          -----------  ----------            -----------  ----------
Diluted EPS:
 Income available to
 stockholders plus
 stock options   $2,019,548  1,978,200  $1.02    $1,818,385  2,118,130   $.86    $1,845,483  2,161,108   $.85
              =============  =========  =====    ===========  =========   =====   ==========  =========  ======

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

               FIRST BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998

(14) RELATED PARTY TRANSACTIONS (CONTINUED)
     --------------------------------------

                                     2000           1999
                                 -----------    ------------
     Beginning balance           $ 1,143,535    $ 1,053,077
     Originations and advances       911,394        568,405
     Principal repayments           (638,887)      (477,947)
                                 ------------   ------------
     Ending balance              $ 1,416,042    $ 1,143,535
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

     Letters of Credit - Outstanding standby letters of credit were approximately $253,951 at June 30, 2000.

     Loan Commitments - The Savings Bank had outstanding firm commitments to originate real estate loans in the amount of $495,256 at June 30, 2000.

     Lines of Credit - The unused portion of lines of credit on commercial loans were approximately $3,638,689 at June 30, 2000.

     Loan in Process - The Savings Bank has recorded loans in process representing the undisbursed portion of loans in the amount of $3,638,689 at June 30, 2000. These amounts were recorded as loans receivable, with a corresponding reduction for such loans in process as reflected in Note (6).

     At June 30, 2000, the Savings Bank had an Irrevocable Standby Letter of Credit issued on its behalf from the Federal Home
     Loan Bank of Des Moines in the amount of $300,000, expiring
     May 26, 2001.

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

               FIRST BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998

(16) REGULATORY CAPITAL REQUIREMENTS (CONTINUED)
     -------------------------------------------

     Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). Management believes, as of June 30, 2000, that the Savings Bank meets all capital adequacy requirements to which it is subject.

     As of June 30, 2000, the most recent notification from the OTS, the Savings Bank was categorized as well-capitalized under the framework for prompt corrective action. To be categorized as well-capitalized, the Savings Bank must maintain minimum total risk-based, Tier 1 risk-based, and core capital leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Savings Bank's actual capital amounts and ratios are also presented in the table.



                                                                                         To Be Well-
                                                                                       Capitalized Under
                                                                   For Capital         Prompt Corrective
                                                Actual          Adequacy Purposes      Action Provisions
                                             --------------     -----------------      -----------------
                                             Amount   Ratio      Amount    Ratio       Amount     Ratio
                                             -------  -----    ----------  ------    ---------  --------
                                                              (Dollars in thousands)
     As of June 30, 2000:
        Total Risk-Based Capital
           (to Risk-Weighted Assets)         $ 20,397  14.0%    > $11,627  > 8.0%    > $ 14,534  > 10.0%
        Core Capital
           (to Adjusted Tangible Assets)       20,124  10.3%    >   7,826  > 4.0%    >    9,783  >  5.0%
        Tangible Capital
           (to Tangible Assets)                20,124  10.3%    >   2,935  > 1.5%          N/A
        Tier 1 Capital
           (to Risk-Weighted Assets)           20,124  13.9%          N/A  	          >    8,720  >  6.0%
     As of June 30, 1998:
        Total Risk-Based Capital
           (to Risk-Weighted Assets)         $ 19,909  15.7%    >  10,124  > 8.0%    > $ 12,655  > 10.0%
        Core Capital
           (to Adjusted Tangible Assets)       19,676  11.2%    >   7,041  > 4.0%    >    8,801  >  5.0%
        Tangible Capital
           (to Tangible Assets)                19,676  11.2%    >   2,640  > 1.5%          N/A
        Tier 1 Capital
           (to Risk-Weighted Assets)           19,676  15.6%          N/A  	          >    7,593  >  6.0%

               FIRST BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998

(17) ADVERTISING COSTS

     The Company incurred $138,320, $83,634, and $105,688 in
     non-direct response advertising costs during the years ended
     2000, 1999 and 1998, respectively. The Company incurred no direct response advertising costs during these years.

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

                                  41

               FIRST BANCSHARES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998

(18) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -
       (CONTINUED)



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






                                                                        June 30, 2000
                                                                 --------------------------
                                                                    Carrying        Fair
                                                                     Amount         Value
                                                                 ------------   -----------
     Financial assets:
        Cash and cash equivalents                                $  7,961,552  $  7,961,552
        Certificates of deposit                                     1,009,000     1,009,000
        Federal funds sold                                            320,000       320,000
        Available-for-sale securities                               3,918,241     3,918,241
        Held-to-maturity securities                                 1,657,197     1,633,150
        Investment in Federal Home Loan Bank stock                  1,072,200     1,072,200
        Available-for-sale mortgage-backed securities                 448,559       448,559
        Loans, net of allowance for loan losses                   174,868,666   175,249,000
        Accrued interest receivable                                 1,067,411     1,067,411

     Financial liabilities:
        Deposits                                                  155,661,444   154,943,000
        Federal Home Loan Bank advances                            17,925,253    17,855,000
        Accrued interest payable                                      627,000       627,000
     Unrecognized financial instruments (net of contract amount)
        Commitments to extend credit                                       -             -
        Letters of credit                                                  -             -
        Unused lines of credit                                             -             -

                                  42

               FIRST BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998

(18) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)


                                                                        June 30, 1999
                                                                ---------------------------
                                                                    Carrying        Fair
                                                                     Amount         Value
                                                                -------------  -------------
     Financial assets:
        Cash and cash equivalents                                $ 10,721,664  $ 10,721,664
        Certificates of deposit                                     1,209,000     1,209,000
        Federal funds sold                                            245,000       245,000
        Available-for-sale securities                               3,216,799     3,216,799
        Held-to-maturity securities                                 1,543,948     1,529,597
        Investment in Federal Home Loan Bank stock                  1,057,600     1,057,600
        Available-for-sale mortgage-backed securities                 550,296       550,296
        Loans, net of allowance for loan losses                   153,615,936   154,498,000
        Accrued interest receivable                                   772,474       772,474

     Financial liabilities:
        Deposits                                                  151,209,747   150,999,000
        Federal Home Loan Bank advances                             2,200,000     2,196,000
        Accrued interest payable                                      517,214       517,214
     Unrecognized financial instruments (net of contract amount)
        Commitments to extend credit                                       -             -
        Letters of credit                                                  -             -
        Unused lines of credit                                             -             -

(19) PARENT COMPANY ONLY FINANCIAL INFORMATION

     The following condensed statements of financial condition and condensed statements of income and cash flows for First
     Bancshares, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.


                                  43

               FIRST BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998

(19) PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)
     -----------------------------------------------------

                       Condensed Statements of Financial Condition

                 ASSETS                                          2000            1999
                -------                                     --------------   -------------
     Cash                                                    $     478,309   $  1,206,584
     Certificates of deposit                                        10,000         85,839
     Investment securities available-for-sale, at fair value       487,122        487,694
     Investment in subsidiary                                   22,090,259     21,198,150
     Loan to ESOP                                                  318,321        515,409
     Property and equipment, less accumulated
       depreciation                                              1,084,408        632,438
     Deferred income taxes, net                                      8,280             -
     Other assets                                                   28,735        161,541
                                                              ------------   ------------
         Total assets                                         $ 24,505,434   $ 24,287,655
                                                              ============   ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Due to subsidiary                                        $     17,346   $     12,351
     Accrued expenses                                               11,053         20,379
     Deferred income taxes, net                                         -           5,872
     Stockholders' equity                                       24,477,035     24,249,053
                                                              ------------   ------------
        Total liabilities and stockholders' equity            $ 24,505,434   $ 24,287,655
                                                              ============   ============

                                   Condensed Statements of Income

                                                            2000           1999          1998
                                                       -------------  -------------  -------------
     Income
       Equity in earnings of subsidiary                  $ 2,015,220   $ 1,778,557   $ 1,789,186
       Interest income                                        52,804        64,588        96,705
       Gain on sale of investments                                -         37,203        41,444
       Gain on sale of property and equipment                 13,130        21,735            -
       Other                                                  52,630        32,041        26,129
                                                         -----------   -----------   -----------
         Total income                                      2,133,784     1,934,124     1,953,464
                                                         -----------   -----------   -----------

     Expenses
       Professional fees                                       7,085        16,212        13,501
       Printing and office supplies                            7,869        12,973         9,936
       Interest                                                4,392           155           978
       Other                                                  78,228        73,134        57,269
       Income tax                                             16,662        13,265        26,297
                                                         -----------   -----------   -----------
         Total expenses                                      114,236       115,739       107,981
                                                         -----------   -----------   -----------
           Net income                                    $ 2,019,548   $ 1,818,385   $ 1,845,483
                                                         ===========   ===========   ===========

                                  44

               FIRST BANCSHARES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             - - - - -  - - - - - - - - - - - - - - - - -
               Years Ended June 30, 2000, 1999 and 1998

(19) PARENT COMPANY ONLY FINANCIAL INFORMATION - (CONTINUED)


                                Condensed Statements of Cash Flows

                                                            2000            1999          1998
                                                       -------------  -------------  -------------
     Cash flows from operating activities:
       Net income                                        $ 2,019,548   $ 1,818,385   $ 1,845,483
       Adjustments to reconcile net income to net
         cash provided from operating activities:
           Equity in earnings of subsidiary               (2,015,220)   (1,778,557)   (1,789,186)
           Depreciation expense                               17,719        12,496        10,318
           Gain on sale of investments                            -        (37,203)      (41,444)
           Gain on sale of property and equipment            (13,130)      (21,735)           -
           Net change in operating accounts:
             Deferred income taxes, net                       16,393       (13,048)        1,742
             Other assets                                    132,806      (119,987)       24,570
             Liabilities                                      (4,331)      (63,604)       46,003
                                                         ------------   -----------   -----------
               Net cash from (used in) operating activities  153,785      (203,253)       97,486
                                                         ------------   -----------   -----------
     Cash flows from investing activities:
       Dividends from subsidiary                           1,500,000     1,500,000     1,500,000
       Principal payments on ESOP loan                       181,895       174,533       165,939
       Purchase of investment securities                     (53,537)     (233,406)     (248,000)
       Proceeds from maturities of investments                    -        300,000       500,000
       Proceeds from sales of investments                         -        137,203       231,948
       Purchase of property and equipment                   (534,709)     (200,769)       (1,133)
       Proceeds from sales of property and
           equipment                                          78,150       113,500            -
       Purchase of South Central Missouri Title, Inc stock        -             -         (5,000)
       Net change in certificates of deposit                  75,839       124,161      (200,000)
                                                           ---------     ---------     ---------
         Net cash from investing activities                1,247,638     1,915,222     1,943,754
                                                           ---------     ---------     ---------

     Cash flows from financing activities:
       Repayment of borrowed funds                                -             -        (50,000)
       Net proceeds from issuance of common stock            189,600       126,100       252,715
       Cash dividends paid                                  (300,818)     (279,195)     (223,153)
       Purchase of treasury stock                         (2,018,480)   (2,208,937)     (234,507)
                                                          -----------   -----------   -----------
         Net cash used in financing activities            (2,129,698)   (2,362,032)     (254,945)
                                                          -----------   -----------   -----------


     Net increase (decrease) in cash and cash equivalents   (728,275)     (650,063)    1,786,295

     Cash and cash equivalents - beginning of period       1,206,584     1,856,647        70,352
                                                          ----------     ----------    ----------

     Cash and cash equivalents - end of period           $   478,309   $ 1,206,584   $ 1,856,647
                                                         ===========   ===========   ===========

                                  45



                     COMMON STOCK INFORMATION

     The common stock of First Bancshares, Inc. is traded on The Nasdaq Stock Market under the symbol "FBSI". As of September 1, 2000, there were 729 stockholders and 1,894,292 shares of common stock outstanding (including unreleased ESOP shares of 57,797). This does not reflect the number of persons or entities who hold stock in nominee or "street name."

     On August 31, and November 29, 1999 and February 29, May 31, and August 28, 3000, the Company declared a $.04 common stock dividend payable September 30, and December 31, 1999 and March 31,
June 30, and September 30, 2000 to stockholders of record on September 15, and December 15, 1999, and March 15, June 15 and September 15, 2000, respectively. Dividend payments by the Company are dependent primarily on dividends received by the Company from the Savings Bank. Under Federal regulations, the dollar amount of dividends a savings and loan association may pay is dependent upon the association's capital position and recent net income. Generally, if an association satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with the OTS regulations and the Savings Bank's Plan of Conversion. In addition, under Missouri law, the Company is generally prohibited from declaring and paying dividends at a time when the Company's net assets are less than its stated capital or when the payment of dividends would reduce the Company's net assets below its stated capital.

     The following table sets forth market price and dividend information for the Company's common stock.

Fiscal 1999            High         Low      Dividend
-----------           ---------    -------    ---------
First Quarter          $13.75       $12.50      $.03

Second Quarter         $13.375      $12.50      $ 03

Third Quarter          $13.25       $11.75      $.04

Fourth Quarter         $12.625      $10.75      $.04

Fiscal 2000

First Quarter          $11.50       $10.875     $.04

Second Quarter         $11.531      $ 9.00      $.04

Third Quarter          $10.50       $ 9.25      $.04

Fourth Quarter         $10.00       $ 9.75      $.04

                                  46




                         DIRECTORS AND OFFICERS


FIRST BANCSHARES, INC.                           FIRST HOME SAVINGS BANK
DIRECTORS:                                       DIRECTORS:

Stephen H. Romines                               Stephen H. Romines
Chairman of the Board                            Chairman of the Board

Harold F. Glass                                  Harold F. Glass
Partner                                          Partner
Millington, Glass & Walters, Attorneys at Law    Millington, Glass & Walters, Attorneys at Law

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

OFFICERS:                                        OFFICERS:

Stephen H. Romines                               Stephen H. Romines
President and Chief Executive Officer            President and Chief Executive Officer

Peter M. Medlen                                  Charles W. Schumacher
Vice-President                                   Senior Vice-President

Susan J. Uchtman,  CPA                           Peter M. Medlen
Chief Financial Officer                          Executive Vice-President

Gina Gunnels                                     Susan J. Uchtman
Secretary and Treasurer                          Chief Financial Officer

                                                 Colleen B. Stofer
                                                 Secretary

                                                 Diana Blanton
                                                 Treasurer

                                  47


                        CORPORATE INFORMATION

CORPORATE HEADQUARTERS                           TRANSFER AGENT

142 East First Street                       Registrar and Transfer Co.
P.O. Box 777                                10 Commerce Drive
Mountain Grove, Missouri                    Cranford, New Jersey
                                                07016
INDEPENDENT AUDITORS                        (800) 866-1340

Kirkpatrick, Phillips & Miller, CPAs, P.C.  COMMON STOCK
Springfield, Missouri
                                            Traded on The Nasdaq
                                               Stock Market
GENERAL COUNSEL                             Nasdaq Symbol:  FBSI

Harold F. Glass
Springfield, Missouri

SPECIAL COUNSEL

Breyer & Associates, P.C.
Washington, D.C.







ANNUAL MEETING

     The Annual Meeting of Stockholders will be held Wednesday,
October 18, 2000, at 2:00 p.m., Central Time, at the Days Inn
Conference Room, 300 East 19th Street, Mountain Grove, Missouri.

____________________________________________________________________
A COPY OF THE FORM 10-KSB AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS AS OF THE RECORD DATE FOR VOTING AT THE ANNUAL MEETING OF STOCKHOLDERS UPON WRITTEN REQUEST TO THE SECRETARY, FIRST BANCSHARES, INC.,
P.O. BOX 777, MOUNTAIN GROVE, MISSOURI   65711.

THE CORPORATION'S FORMS 10-KSB, 10-QSB AND OTHER DISCLOSURE
DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
CAN BE OBTAINED FROM THE SEC HOME PAGE ON THE WORLD WIDE WEB
AT http://www.sec.gov.

                                  48











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















                                          Exhibit 23

                                    Consent of Auditors

(On CPA firm letterhead)

                                CONSENT OF INDEPENDENT AUDITORS

We have issued our report dated August 3, 2000, accompanying the Consolidated Financial Statement incorporated by reference in the Annual Report of First Bancshares, Inc. on Form 10-KSB for the year ending June 30, 2000. We hereby consent to the incorporation by reference of said reports in the Registration Statement of First Bancshares, Inc. on Form S-8 (File No. 33-87234, effective December 9, 1994).


                                /s/Kirkpatrick, Phillips & Miller
                          KIRKPATRICK, PHILLIPS & MILLER, CPAs , P.C.

Springfield, Missouri
September 26, 2000

??







143143