Form 10QSB
period 2000-09-30
FIRST BANCSHARES INC /MO/
filed 2000-11-15
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-QSB

_________________________________

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2000

or

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

(Registrant s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X      No

As of November 13, 2000, there were 1,872,977 shares of the Registrant s Common Stock, $.01 par value per share, outstanding.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-QSB

September 30, 2000

INDEX PAGE

PART I-FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited) 1

CONSOLIDATED STATEMENTS OF INCOME (unaudited) 2

CONSOLIDATED STATEMENTS OF CASH FLOWS(unaudited) 3-4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(unaudited) 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(unaudited) 6-7

ITEM 2 - MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL

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

(Unaudited)

September 30, June 30,

2000 2000

ASSETS (Dollars in thousands)

Cash and cash equivalents, including interest-bearing accounts of $7,250 at September 30 and $5,231 at June 30 $ 10,138 $ 7,962

Federal funds sold 320 320

Certificates of deposit 1,009 1,009

Investment securities available-for-sale, at fair value 3,938 3,918

Investment securities held-to-maturity (estimated

fair value $1,597 at September 30 and $1,633 at June 30) 1,664 1,657

Investment in Federal Home Loan Bank stock, at cost 1,510 1,072

Mortgage backed certificates available-for-sale, at fair value 427 449

Loans receivable held-for-investment, net (includes reserves for loan losses of $632 at September 30 and $597 at June 30) 181,531 174,869

Accrued interest receivable 1,339 1,067

Prepaid expenses 145 130

Property and equipment, less accumulated depreciation

and valuation reserves 6,738 5,854

Intangible assets, less accumulated amortization 750 767

Real estate owned 13 -

Other assets 20 12

Total assets $ 209,542 $ 199,086

LIABILITIES AND STOCKHOLDERS EQUITY

Customer deposits $ 153,513 $ 155,661

Advances from Federal Home Loan Bank 30,190 17,900

Other borrowed funds 21 26

Income taxes payable - current 108 59

Accrued expenses and accounts payable 825 779

Deferred income taxes 170 184

Total liabilities 184,827 174,609

Commitments and contingencies - -

Preferred stock, $.01 par value; 2,000,000 shares authorized,

none issued - -

Common stock, $.01 par value; 8,000,000 shares authorized,

2,759,196 and 2,756,716 issued at September 30 and June 30,

respectively, 1,884,852 and 1,910,137 outstanding at

September 30 and June 30, respectively 28 28

Paid-in capital 16,694 16,636

Retained earnings - substantially restricted 20,487 20,081

Treasury stock - at cost; 874,344 and 846,579 shares at

September 30 and June 30, respectively (12,178) (11,892)

Unearned compensation (261) (305)

Accumulated other comprehensive loss (55) (71)

Total stockholders equity 24,715 24,477

Total liabilities and stockholders equity $ 209,542 $ 199,086

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -- - - - -

(Unaudited)

Quarter Ended September 30,

2000 1999

(Dollars in thousands)

Interest Income:

Loans receivable $ 3,691 $ 3,135

Investment securities 118 100

Mortgage-backed and related securities 8 9

Other interest-earning assets 67 88

Total interest income 3,884 3,332

Interest Expense:

Customer deposits 1,836 1,642

Borrowed funds 397 33

Total interest expense 2,233 1,675

Net interest income 1,651 1,657

Provision for loan losses 38 17

Net interest income after

provisions for losses 1,613 1,640

Noninterest Income:

Service charges and other fee income 207 153

Loan origination and commitment fees 3 2

Income from real estate operations 63 27

Insurance commissions 51 50

Loss on investments - (1)

Loss on sale of property and equipment (5) -

Total noninterest income 319 231

Noninterest Expense:

Compensation and employee benefits 695 663

Occupancy and equipment 193 149

Deposit insurance premiums 8 22

Other 271 258

Total noninterest expense 1,167 1,092

Income before taxes 765 779

Income Taxes Expense 285 267

Net income $ 480 $ 512

Basic earnings per share .26 .26

Diluted earnings per share .25 .25

Dividends per share .04 .04

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Three months ended September 30, 2000 and 1999

(Unaudited)

2000 1999

(Dollars in thousands)

Cash flows from operating activities:

Net income $ 480 $ 512

Adjustments to reconcile net income to net

cash provided by operating activities:

Depreciation 89 73

Amortization 17 17

Unrealized loss on investment securities - 1

Loss on sale of property and equipment 5 -

Loss on loans, net of recoveries 38 17

Release of ESOP shares 90 89

Net change in operating accounts:

Accrued interest receivable and other assets (295) 14

Deferred loan costs (16) (14)

Income taxes payable - current 49 8

Deferred income tax payable (22) 28

Accrued expenses 46 (13)

Net cash from operating activities 481 732

Cash flows from investing activities:

Purchase of investment securities held-to-maturity (10) -

Purchase of investment securities available-for-sale - (500)

Proceeds from maturities of investment securities

held-to-maturity 3 3

Purchase of Federal Home Loan Bank stock (438) -

Net change in certificates of deposit - (77)

Net change in federal funds sold - -

Net change in loans receivable (6,697) (4,437)

Proceeds from maturities of mortgage-backed

certificates 26 42

Purchases of property and equipment (993) (284)

Proceeds from sale of property and equipment 15 -

Proceeds from sale of real estate owned - -

Net cash used in investing activities (8,094) (5,253)

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Three months ended September 30, 2000 and 1999

(Unaudited)

2000 1999

(Dollars in thousands)

Cash flows from financing activities:

Net change in demand deposits, savings accounts,

and certificates of deposit $ (2,148) $ 2,004

Proceeds from borrowed funds 12,290 -

Payments on borrowed funds (5) -

Proceeds from sale of common stock 12 35

Purchase of treasury stock (286) (367)

Cash dividends paid (74) (74)

Net cash from financing activities 9,789 1,598

Net increase/(decrease) in cash and cash equivalents 2,176 (2,923)

Cash and cash equivalents -

beginning of period 7,962 10,722

Cash and cash equivalents -

end of period $ 10,138 $ 7,799

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Three months ended September 30, 2000 and 1999

(Unaudited)

2000 1999

(Dollars in thousands)

Net income $ 480 $ 512

Other comprehensive income, net of tax

Unrealized gains (losses) on securities 16 (22)

Other comprehensive income 16 (22)

Comprehensive income $ 496 $ 490

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - Basis of Presentation

The consolidated interim financial statements as of September 30, 2000 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the September 30, 2000 interim financial statements. The results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year. The June 30, 2000 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

NOTE B - Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the Company. Dilutive potential common shares are added to weighted average shares used to compute basic earnings per share. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company s stock. For the periods presented, unreleased ESOP shares are not considered outstanding for purposes of calculating earnings per share.

Dilutive

Weighted Average Number Shares

of Common Shares Issuable

Quarter ended September 30, 2000 1,840,727 64,204

Quarter ended September 30, 1999 2,053,371 92,816

NOTE C - Treasury Stock

First Bancshares, Inc. has completed seven separate stock repurchase programs between March 9, 1994 and September 21, 1999. During those seven programs, a total of 686,408 shares of stock were acquired at a combined cost of $10.2 million. On September 21, 1999, an eighth repurchase program of 203,239 shares was initiated. As of November 13, 2000, 199,811 shares had been repurchased at a cost of $2.0 million. Treasury stock is shown at cost for financial statement presentation.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE D - Accounting Changes

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date to the first quarter of fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivative Instruemnts and Certain Hedging Activities" which adds guidance related to accounting for derivative instruments and hedging activities. This Statement was adopted July 1, 2000 by the Company. The adoption of this standard has not had a material impact on the Company to date.

FIRST BANCSHARES, INC. MANAGEMENT S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 2000, as well as certain material changes in results of operations during the three month periods ended September 30, 2000 and 1999.

The following narrative is written with the presumption that the users have read or have access to the Company s 2000 Form 10-KSB, which contains the latest audited financial statements and notes thereto, together with Management s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2000, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all of such forward-looking statements. These forward-looking statements, which are included in Management s Discussion and Analysis, describe future plans or strategies and include the Company s expectations of future financial results. The words "believe", "expect", "anticipate", "estimate", "project," and similar expressions identify forward-looking statements. The Company s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company s market area and the country as a whole, loan delinquency rates and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of the Three Months ended September 30, 2000 to the Three Months Ended

September 30, 1999

Financial Condition. Total assets increased $10.4 million during the quarter to $209.5 million at September 30, 2000. Net loans increased $6.7 million to $181.5 million. Cash and cash equivalents increased $2.2 million, property and equipment, net of accumulated depreciation increased $.9 million and investment in FHLB stock increased $.4 million. Advances from FHLB increased $12.3 million while customer deposits decreased $2.1 million. The decrease in customer deposits was divided almost equally between checking accounts and customer certificates of deposit.

Nonperforming assets were $2.6 million, or 1.25% of total assets at September 30, 2000 compared to $2.4 million, or 1.22% of total assets, at June 30, 2000.

Net Income. Net income decreased $32,000 from $512,000 for the quarter ended September 30, 1999 to $480,000 for the quarter ended September 30, 2000. Net interest income after provision for loan losses decreased $27,000. Noninterest income increased by $88,000; however, noninterest expense increased by $75,000. Income tax expense increased $18,000. State tax savings contributions were made during the quarter ended September 30, 1999. No such contributions were made during the quarter ended September 30, 2000.

Net Interest Income. Net interest income was $1,657,000 for the quarter ended September 30, 1999, but decreased $6,000 to $1,651,000 for the quarter ended September 30, 2000. Interest income increased $552,000 while interest expense increased $558,000.

FIRST BANCSHARES, INC. MANAGEMENT S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Interest Income. Interest income increased $552,000, or 16.6%, from $3,332,000 for the quarter ended September 30, 1999 to $3,884,000 for the quarter ended September 30, 2000. Interest income from loans receivable increased by $556,000 from $3,135,000 for the quarter ended September 30, 1999 to $3,691,000 for the quarter ended September 30, 2000. The increase was attributable to an increase in average loans outstanding combined with an increase in the average yield.

Interest income from investment securities was $118,000 for the quarter ended September 30, 2000, an increase of $18,000 from $100,000 for the quarter ended September 30, 1999. A larger balance in outstanding securities combined with a slightly higher average interest rate caused the increase. Income from mortgage-backed securities decreased by $1,000 as principal payments reduced the outstanding balance of these securities. Income from other interest-earning assets decreased $21,000 from $88,000 for the quarter ended September 30, 1999 to $67,000 for the quarter ended September 30, 2000.

Interest Expense. Interest expense was $2,233,000 for the quarter ended September 30, 2000, a $558,000, or 33.3%, increase from $1,675,000 for the quarter ended September 30, 1999. Interest expense on customer deposits increased $194,000 as the rate paid on those deposits increased. An increase in the outstanding balance of FHLB advances increased interest expense by $364,000.

Provision for Loan Losses. Loan loss provisions increased by $21,000 from $17,000 for the quarter ended September 30, 1999 to $38,000 for the quarter ended September 30, 2000. During the quarter ended September 30, 1999, recoveries exceeded charge-offs by $3,900. Actual loan losses, net of recoveries, were $2,500 for the quarter ended September 30, 2000.

Noninterest Income. Noninterest income increased by $88,000 from $231,000 for the quarter ended September 30, 1999 to $319,000 for the quarter ended September 30, 2000. Service charges and other fee income from transaction accounts increased $54,000. Income from real estate operations increased $36,000 with the acquisition of additional commercial real estate investments.

Noninterest Expense. Noninterest expense was $1,167,000 for the quarter ended September 30, 2000, an increase of $75,000, or 6.9%, from $1,092,000 for the quarter ended September 30, 1999. Employee compensation increased $44,000, primarily attributable to the addition of the Kissee Mills and Rockaway Beach branches and the addition of a Senior Vice-President. Group health insurance premiums and self-insurance costs increased $25,000. A $24,000 nonrecurring executive management search and hiring cost for the Senior Vice-President was incurred during the quarter ended September 30, 2000. In July 1999, FHSB management initiated an reimbursement plan to employees who purchased a personal computer for home use. The expense for the quarter ended September 30, 1999 for this plan was $52,000. There was no corresponding expense for the quarter ended September 30, 2000.

Occupancy and equipment expense increased $44,000 comprised of expenses related to the addition of the two branches and the additional commercial rental properties.

Deposit insurance premiums decreased $14,000 due to lower premium rates.

Other increases in operating expenses were: office supplies-$5,000, postage - $3,000, advertising - $3,000 and telephone - $2,000.

FIRST BANCSHARES, INC. MANAGEMENT S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Net Interest Margin. Net interest margin decreased from 3.81% for the three months ended September 30, 1999 to 3.41% for the three months ended September 30, 2000. Income from earning assets increased by $552,000, or 16.6%, between the two quarters while interest expense increased $558,000, or 33.3%. The average earning asset base increased by $19.7 million, or 11.4%, which was offset by a $21.5 million, or 14.3%, increase in the average interest-bearing liability base.

Liquidity and Capital Resources

First Home s primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income. While maturities and scheduled amortization of loans and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from a Federal Home Loan Bank line of credit can be drawn as an alternative source of funds. During the period presented, First Home used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals. At September 30, 2000, First Home had approved loan commitments totaling $.7 million and undisbursed loans in process of $2.5 million.

Liquid funds necessary for normal daily operations of First Home are maintained in three working checking accounts, a daily time account with the Federal Home Loan Bank of Des Moines and in federal funds. It is the Savings Bank s current policy to maintain adequate collected balances in those three checking accounts to meet daily operating expenses, customer withdrawals, and fund loan demand. Funds received from daily operating activities are deposited, on a daily basis, in one of the working checking accounts and transferred, when appropriate, to daily time or federal funds sold to enhance income or to reduce any outstanding line-of-credit advance from the Federal Home Loan Bank.

With the opening of two additional branches, normal daily operating expenses are expected to increase slightly. Noninterest expense as a percentage of average assets at 2.3% is, however, expected to remain basically constant. Interest expense is expected to gradually increase as the deposit base gradually increases, average interest rates paid on new and renewed accounts increase and further FHLB advances to fund loan growth are necessary. The interest expense increase is projected to be largely offset as new loans are funded and rates on existing adjustable rate loans are gradually increased. Customer deposits are expected to approximately equal withdrawals.

At September 30, 2000, certificates of deposit amounted to $94.0 million, or 61% of First Home s total deposits, including $57.5 million of fixed rate certificates scheduled to mature within twelve months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and Federal Home Loan Bank advances and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

FIRST BANCSHARES, INC. MANAGEMENT S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

The Office of Thrift Supervision requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowings. First Home s liquidity ratio was 8.48% at September 30, 2000. First Home consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders equity minus certain intangible assets. Core capital generally consists of stockholders equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank s capital ratios and the ratios required by FIRREA and subsequent regulations at September 30, 2000.

Percent of Adjusted

Amount Total Assets

(Unaudited)

(Dollars in thousands)

Tangible capital $20,499 10.0%

Tangible capital requirement 3,089 1.5

Excess $17,410 8.5%

Core capital $20,499 10.0%

Core capital requirement 8,237 4.0

Excess $12,262 6.0%

Risk-based capital $20,781 13.2%

Risk-based capital requirement 12,631 8.0

Excess $ 8,150 5.2%

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

First Bancshares, Inc.

Date: November 14, 2000     By: /s/ Stephen H. Romines

Stephen H. Romines

Chairman, President

CEO

By: /s/ Susan J. Uchtman

Susan J. Uchtman

CFO