Form 10QSB
period 2000-12-31
FIRST BANCSHARES INC /MO/
filed 2001-02-14
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-QSB

_________________________________

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 2000

or

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

Yes X      No

 As of February 8, 2001, there were 1,836,167 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-QSB

December 31, 2000

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

SIGNATURES

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

(Unaudited)

	December 31,		June 30,
	2000		2000
ASSETS	(Dollars in thousands)
Cash and cash equivalents, including interest-bearing accounts
of $8,019 at December 31 and $5,231 at June 30	$11,158		$7,962
Federal funds sold	-		320
Certificates of deposit	1,509		1,009
Investment securities available-for-sale, at fair value	3,968		3,918
Investment securities held-to-maturity (estimated
fair value $1,591 at December 31 and $1,633 at June 30)	1,595		1,657
Investment in Federal Home Loan Bank stock, at cost	1,725		1,072
Mortgage backed certificates available-for-sale, at fair value	412		449
Loans receivable held-for-investment, net (includes reserves for
loan losses of $658 at December 31 and $597 at June 30)	183,227		174,869
Accrued interest receivable	1,325		1,067
Prepaid expenses	125		130
Property and equipment, less accumulated depreciation
and valuation reserves	6,858		5,854
Intangible assets, less accumulated amortization	738		767
Real estate owned	224	-	-
Other assets	32		12
Total assets	$212,896		$199,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits	$155,231		$155,661
Advances from Federal Home Loan Bank	31,827		17,900
Other borrowed funds	18		26
Income taxes payable - current	58		59
Accrued expenses and accounts payable	720		779
Deferred income taxes	172		184
Total liabilities	188,026		174,609

Commitments and contingencies	-		-

Preferred stock, $.01 par value; 2,000,000 shares authorized,
none issued	-		-
Common stock, $.01 par value; 8,000,000 shares authorized,
2,760,266 and 2,756,716 issued at December 31 and June 30,
respectively, 1,850,367 and 1,910,137 outstanding at
December 31 and June 30, respectively	28		28
Paid-in capital	16,743		16,636
Retained earnings - substantially restricted	20,875		20,081
Treasury stock - at cost; 909,899 and 846,579 shares at
December 31 and June 30, respectively	(12,535)		(11,892)
Unearned compensation	(216)		(305)
Accumulated other comprehensive loss	(25)		(71)
Total stockholders' equity	24,870		24,477
Total liabilities and stockholders' equity	$212,896		$199,086

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -- - - - -

(Unaudited) (Unaudited)

Quarter Ended December 31, Six Months Ended December 31,

2000 1999 2000 1999

(Dollars in thousands)

Interest Income:
Loans receivable	$3,871	$3,229	$7,562	$6,364
Investment securities	129	124	248	224
Mortgage-backed and related securities	8	9	16	18
Other interest-earning assets	78	58	144	146
Total interest income	4,086	3,420	7,970	6,752

Interest Expense:
Customer deposits	1,863	1,669	3,699	3,311
Borrowed funds	503	61	900	94
Total interest expense	2,366	1,730	4,599	3,405
Net interest income	1,720	1,690	3,371	3,347

Provision for loan losses	35	20	73	37
Net interest income after
provisions for losses	1,685	1,670	3,298	3,310

Noninterest Income:
Service charges and other fee income	185	168	392	321
Loan origination and commitment fees	2	1	5	3
Income from real estate operations	65	41	128	68
Insurance commissions	22	46	72	96
Gain (loss) on sale of investments	-	1	-	-
Gain (loss) on sale of equipment	-	-	(5)	-
Other	3	-	4
Total noninterest income	277	257	596	488

Noninterest Expense:
Compensation and employee benefits	776	651	1,471	1,314
Occupancy and equipment	230	174	422	323
Deposit insurance premiums	8	22	16	44
Other	272	247	541	505
Total noninterest expense	1,284	1,094	2,450	2,186

Income before taxes	678	833	1,444	1,612
Income Taxes	219	303	505	570

Net income	$459	$530	$939	$1,042

Earnings per share - basic	.25	.28	.51	.54
Earnings per share - diluted	.24	.26	.50	.51
Dividends per share	.04	.03	.08	.06

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Six months ended December 31, 2000 and 1999

(Unaudited)

	2000	1999
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$939	$1,042
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	188	161
Amortization	29	34
Loss on sale of property and equipment	5	-
Loss on loans, net of recoveries	73	37
Release of ESOP shares	178	178
Net change in operating accounts:
Accrued interest receivable and other assets	(273)	60
Deferred loan costs	(24)	(24)
Income taxes payable - current	(1)	(95)
Deferred income tax payable	(25)	11
Accrued expenses	(59)	(75)
Net cash from operating activities	1,030	1,329

Cash flows from investing activities:
Purchase of investment securities held-to-maturity	(10)	-
Purchase of investment securities available-for-sale	-	(500)
Purchase of investment securites held-to-maturity	-	(100)
Proceeds from maturities of investment securities
held-to-maturity	72	19
Purchase of Federal Home Loan Bank stock	(653)	-
Net change in certificates of deposit	(500)	-
Net change in federal funds sold	320	-
Net change in loans receivable	(8,472)	(8,243)
Proceeds from maturities of mortgage-backed
certificates	46	61
Purchases of property and equipment	(1,232)	(1,056)
Proceeds from sale of property and equipment	35	-
Purchase of real estate owned	(159)	-
Net cash used in investing activities	(10,553)	(9,819)

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Six months ended December 31, 2000 and 1999

(Unaudited)

	2000	1999
	(Dollars in thousands)
Cash flows from financing activities:
Net change in demand deposits, savings accounts,
and certificates of deposit	$(430)	$1,322
Proceeds from borrowed funds	13,927	5,988
Payments on borrowed funds	(8)	-
Proceeds from sale of common stock	18	50
Purchase of treasury stock	(643)	(972)
Cash dividends paid	(145)	(149)
Net cash from financing activities	12,719	6,239

Net increase/(decrease) in cash and cash equivalents	3,196	(2,251)

Cash and cash equivalents -
beginning of period	7,962	10,722
Cash and cash equivalents -
end of period	$11,158	$8,471

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

(Unaudited) (Unaudited)

Quarter Ended Six Months Ended

December 31, December 31
	2000	1999	2000	1999
(Dollars in thousands)

Net income	$ 459	$ 530	$ 939	$ 1,042

Other comprehensive income, net of tax
Unrealized gains (losses) on securities	30	(40)	46	(62)

Comprehensive income	$ 489	$ 490	$ 984	$ 980

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - Basis of Presentation

The consolidated interim financial statements as of December 31, 2000 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 2000 interim financial statements. The results of operations for the periods ended December 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year. The June 30, 2000 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

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

		Dilutive
	Weighted Average Number	Shares
	of Common Shares	Issuable
Quarter ended December 31, 2000	1,823,060	61,219
Quarter ended December 31, 1999	1,923,770	89,423

Six months ended December 31, 2000	1,831,893	62,491
Six months ended December 31, 1999	1,941,135	91,120

NOTE C - Treasury Stock

First Bancshares, Inc. has completed eight separate stock repurchase programs between March 9, 1994 and December 19, 2000. During those eight programs, a total of 889,647 shares of stock were acquired at a combined cost of $12.3 million. On December 19, 2000, a ninth repurchase program of 187,017 shares was initiated. As of February 8, 2001, 37,352 shares had been repurchased at a cost of $377,000. Treasury stock is shown at cost for financial statement presentation.

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

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 2000, as well as certain material changes in results of operations during the six month periods ended December 31, 2000 and 1999.

The following narrative is written with the presumption that the users have read or have access to the Company's 2000 Form 10-KSB, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2000, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

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

Comparison of the Three Months ended December 31, 2000 to the Three Months Ended

December 31, 1999

Financial Condition. Total assets increased $3.4 million during the quarter to $212.9 million at December 31, 2000. Net loans increased $1.7 million to $183.2 million. Cash and cash equivalents increased $1.0 million, certificates of deposit purchased increased $.5 million, and investment in FHLB stock increased $.2 million. FHLB advances increased $1.6 million and customer deposits increased $1.7 million.

Nonperforming assets were $3.3 million, or 1.55% of total assets at December 31, 2000 compared to $2.6 million, or 1.25% of total assets, at September 30, 2000. Payments had been received within the last three months on $3.1 million of the loans in nonperforming assets.

Net Income. Net income decreased $71,000 from $530,000 for the quarter ended December 31, 1999 to $459,000 for the quarter ended December 31, 2000. Net interest income after provision for loan losses increased $15,000. Noninterest income increased by $12,000; however, noninterest expense increased by $182,000. Income tax expense decreased $84,000.

Net Interest Income. Net interest income was $1,720,000 for the quarter ended December 31, 2000, an increase of $30,000 from $1,690,000 for the quarter ended December 31, 1999. Interest income increased $666,000 while interest expense increased $636,000.

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Interest Income. Interest income increased $666,000, or 19.5%, from $3,420,000 for the quarter ended December 31, 1999 to $4,086,000 for the quarter ended December 31, 2000. Interest income from loans receivable increased by $642,000 from $3,229,000 for the quarter ended December 31, 1999 to $3,871,000 for the quarter ended December 31, 2000. The increase was attributable to an increase in average loans outstanding combined with an increase in the average yield.

Interest income from investment securities was $129,000 for the quarter ended December 31, 2000, an increase of $5,000 from $124,000 for the quarter ended December 31, 1999. A larger balance in outstanding securities offset slightly by a lower average interest rate caused the increase. Income from mortgage-backed securities decreased by $1,000 as principal payments reduced the outstanding balance of these securities. Income from other interest-earning assets increased $20,000 from $58,000 for the quarter ended December 31, 1999 to $78,000 for the quarter ended December 31, 2000.

Interest Expense. Interest expense was $2,366,000 for the quarter ended December 31, 2000, a $636,000, or 36.8%, increase from $1,730,000 for the quarter ended December 31, 1999. Interest expense on customer deposits increased $194,000 as the rate paid on those deposits increased. An increase in FHLB advances raised interest expense by $442,000.

Provision for Loan Losses. Loan loss provisions increased by $15,000 from $20,000 for the quarter ended December 31, 1999 to $35,000 for the quarter ended December 31, 2000. Actual loan losses, net of recoveries, were $9,500 for the quarter ended December 31, 2000 compared to $3,100 for the quarter ended December 31, 1999.

Noninterest Income. Noninterest income increased by $20,000 from $257,000 for the quarter ended December 31, 1999 to $277,000 for the quarter ended December 31, 2000. Service charges and other fee income from transaction accounts increased $17,000. Income from real estate operations increased $24,000 with the acquisition of additional commercial real estate investments. These increases were offset by a $24,000 reduction in insurance commissions caused by prior period accrual adjustments.

Noninterest Expense. Noninterest expense was $1,284,000 for the quarter ended December 31, 2000, an increase of $190,000, or 17.4%, from $1,094,000 for the quarter ended December 31, 1999. Employee compensation increased $125,000, primarily attributable to the addition of the Kissee Mills and Rockaway Beach branches, the addition of a Senior Vice-President and regular annual salary increases for existing personnel. Group health insurance premiums and self-insurance costs increased $40,000.

Occupancy and equipment expense increased $56,000 comprised of expenses related to the addition of the two branches and the additional commercial rental properties.

Deposit insurance premiums decreased $14,000 due to lower premium rates.

Advertising expense increased $14,000 due to costs of promoting the new locations at Kissee Mills and Rockaway Beach. Professional fees increased $5,000 for additional expenses at the holding company level.

Other increases in operating expenses were: office supplies-$2,000, telephone - $4,000, insurance - $4,000 and in-house check printing - $7,000. These increases were offset by a decrease in charitable contributions of $13,000.

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Net Interest Margin. Net interest margin decreased from 3.84% for the three months ended December 31, 1999 to 3.46% for the three months ended December 31, 2000. Income from earning assets increased by $666,000, or 19.5%, between the two quarters while interest expense increased $636,000, or 36.8%. The average earning asset base increased by $24.8 million, or 14.2%, which was offset by a $25.2 million, or 16.3%, increase in the average interest-bearing liability base.

Comparison of the Six Months ended December 31, 2000 to the Six Months ended December 31, 1999

Financial Condition. Total assets increased $13.8 million during the six months ended December 31, 2000 to $212.9 million. Net loans receivable increased $8.4 million, cash and cash equivalents increased $3.2 million, net property and equipment increased $1.0 million, investment in FHLB stock increased $.7 million and certificates of deposits purchased increased $.5 million. Advances from FHLB increased $13.9 million while customer deposits decreased $.4 million.

Nonperforming assets increased $.7 million during the six months to $3.3 million at December 31, 2000.

Net income. Net income decreased $103,000 from $1,042,000 for the six months ended December 31, 1999 to $939,000 for the six months ended December 31, 2000. Net interest income, after provision for loan losses, decreased $12,000, or 0.3%. Noninterest income increased $100,000; however, noninterest expense increased $256,000, or 11.7%. Income taxes decreased $65,000.

Net interest income. An increase in net interest income of $24,000 from $3,347,000 for the six months ended December 31, 1999 to $3,371,000 for the six months ended December 31, 2000 was comprised of a $1,218,000 increase in interest income offset by a $1,194,000 increase in interest expense.

Interest income. Total interest income of $7,970,000 for the six months ended December 31, 2000 was a $1,218,000 increase over the total interest income of $6,752,000 for the six months ended December 31, 1999. Interest income from loans receivable increased $1,198,000 attributable to a higher outstanding balance combined with a higher average yield. Income from investment securities increased $24,000 as the result of the combination of a higher average balance maintained in securities and a slightly higher yield on the portfolio. Interest income on mortgage-backed securities and on other interest-earning assets each decreased $2,000.

Interest expense. Interest expense increased $1,194,000 from $3,405,000 for the six months ended December 31, 1999 to $4,599,000 for the six months ended December 31, 2000. Interest expense on customer deposits increased $388,000, or 11.7%, attributable to higher rates paid on time deposits. Interest expense on FHLB advances increased $806,000 resulting from an increase in the outstanding balance of the advances.

Provision for loan losses. Provision for loan losses was $73,000 for the six months ended December 31, 2000, an increase of $36,000 from $37,000 for the six months ended December 31, 1999. Actual loan losses, net of recoveries, were $12,000 for the six months ended December 31, 2000. Recoveries exceeded charge-offs by $800 for the six months ended December 31, 1999.

Noninterest income. Noninterest income rose $108,000, or 22.1%, from $488,000 for the quarter ended December 31, 1999 to $596,000 for the quarter ended December 31, 2000. The increase was comprised of an increase in service charges and fee income of $71,000 and an increase in income from real estate operations of $60,000. These increases were offset by a decrease in insurance commissions of $24,000 caused by prior period accrual adjustments.

Noninterest expense. During the six months ended December 31, 2000, noninterest expense increased $264,000 from $2,186,000 for the six months ended December 31, 1999 to $2,450,000. Compensation and employee benefits increased $157,000, primarily resulting from the addition of the Kissee Mills and the Rockaway Beach locations, the addition of a Senior Vice-President and annual salary increases for existing personnel. Group health insurance premiums and self-insurance costs increased $62,000. Executive management search and hiring costs were $29,000 (a non-recurring expense) during the six months ended December 31, 2000. In July 1999, First Home's management initiated a reimbursement plan to employees who purchased a personal computer for home use. The expense for the six months ended December 31, 1999 for this plan was $60,000. There was no corresponding expense for the six months ended December 31, 2000.

Occupancy and equipment expense increased $99,000 due to the expenses related to the addition of two branches and additional commercial rental properties.

Deposit insurance premiums decreased $28,000 as the result of lower premium rates.

Other increases in operating expenses were: advertising-$17,000, professional fees-$4,000, office supplies - $7,000, telephone - $6,000, insurance - $4,000 and in-house check printing - $9,000. These increases were offset by a $14,000 decrease in charitable contributions.

Net Interest Margin. The net interest margin of 3.84% for the six months ended December 31, 1999 declined to 3.45% for the six months ended December 31, 2000. Income from earning assets increased $1,218,000, or 18.0%, and interest expense likewise increased $1,194,000, or 35.1%. The average earning asset base increased $22.2 million, or 12.8%. The average interest-bearing liability base increased $23.3 million, or 15.3%.

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

First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from a Federal Home Loan Bank line of credit can be drawn as an alternative source of funds. During the period presented, First Home used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals. At December 31, 2000, First Home had approved loan commitments totaling $1.5 million and undisbursed loans in process of $2.2 million.

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

With the opening of two additional branches, normal daily operating expenses are expected to increase slightly. Noninterest expense as a percentage of average assets at 2.3% is, however, expected to remain basically constant. Interest expense is expected to gradually decrease somewhat as the deposit base remains basically constant or decreases slightly while average interest rates paid on new and renewed accounts decrease. Rates paid on new or renewed FHLB advances are expected to gradually decrease. That interest expense decrease is projected to be partially offset as rates on existing adjustable rate loans are gradually decreased.

At December 31, 2000, certificates of deposit amounted to $94.3 million, or 61% of First Home's total deposits, including $58.3 million of fixed rate certificates scheduled to mature within twelve months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and Federal Home Loan Bank advances and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

The Office of Thrift Supervision requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowings. First Home's liquidity ratio was 9.37% at December 31, 2000. First Home consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at December 31, 2000.

		Percent of Adjusted
	Amount	Total Assets
	(Unaudited)
	(Dollars in thousands)

Tangible capital	$19,356	9.3%
Tangible capital requirement	3,136	1.5
Excess	$16,220	7.8%

Core capital	$19,356	9.3%
Core capital requirement	8,363	4.0
Excess	$10,993	5.3%

Risk-based capital	$19,647	12.3%
Risk-based capital requirement	12,749	8.0
Excess	$ 6,898	4.3%

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

First Bancshares, Inc.

Date: February 14, 2001     By: /s/ Stephen H. Romines

Stephen H. Romines

Chairman, President, CEO

By: /s/ Susan J. Uchtman

Susan J. Uchtman

CFO