Form 10QSB
period 2001-03-31
FIRST BANCSHARES INC /MO/
filed 2001-05-16
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-QSB

_________________________________

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2001

or

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

Yes X      No

As of May 11, 2001, there were 1,788,967 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-QSB

March 31, 2001

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

SIGNATURES

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

(Unaudited)

	March 31,		June 30,
	2001		2000
ASSETS	(Dollars in thousands)
Cash and cash equivalents, including interest-bearing accounts
of $10,451 at March 31 and $5,231 at June 30	$13,046		$7,962
Federal funds sold	-		320
Certificates of deposit	1,509		1,009
Investment securities available-for-sale, at fair value	1,760		3,918
Investment securities held-to-maturity (estimated
fair value $1,491 at March 31 and $1,633 at June 30)	1,500		1,657
Investment in Federal Home Loan Bank stock, at cost	1,901		1,072
Mortgage backed certificates available-for-sale, at fair value	390		449
Loans receivable held-for-investment, net (includes reserves for
loan losses of $675 at March 31 and $597 at June 30)	186,793		174,869
Accrued interest receivable	1,328		1,067
Prepaid expenses	145		130
Property and equipment, less accumulated depreciation
and valuation reserves	7,052		5,854
Intangible assets, less accumulated amortization	721		767
Real estate owned	218	-	-
Other assets	21		12
Total assets	$216,384		$199,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposits	$156,674		$155,661
Advances from Federal Home Loan Bank	33,314		17,900
Other borrowed funds	16		26
Income taxes payable - current	361		59
Accrued expenses and accounts payable	856		779
Deferred income taxes	162		184
Total liabilities	191,383		174,609

Commitments and contingencies	-		-

Preferred stock, $.01 par value; 2,000,000 shares authorized,
none issued	-		-
Common stock, $.01 par value; 8,000,000 shares authorized,
2,761,166 and 2,756,716 issued at March 31 and June 30,
respectively, 1,816,617 and 1,910,137 outstanding at
March 31 and June 30, respectively	28		28
Paid-in capital	16,794		16,636
Retained earnings - substantially restricted	21,264		20,081
Treasury stock - at cost; 944,549 and 846,579 shares at
March 31 and June 30, respectively	(12,884)		(11,892)
Unearned compensation	(170)		(305)
Accumulated other comprehensive loss	(31)		(71)
Total stockholders’ equity	25,001		24,477
Total liabilities and stockholders’ equity	$216,384		$199,086

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -- - - - -

(Unaudited)

Quarter Ended March 31,	Nine Months Ended March 31,
2001	2000	2001	2000

(Dollars in thousands)

Interest Income:
Loans receivable	$3,873	$3,280	$11,436	$9,644
Investment securities	121	111	369	335
Mortgage-backed and related securities	7	8	22	26
Other interest-earning assets	81	62	226	208
Total interest income	4,082	3,461	12,053	10,213

Interest Expense:
Customer deposits	1,783	1,724	5,482	5,035
Borrowed funds	504	126	1,405	220
Total interest expense	2,287	1,850	6,887	5,255
Net interest income	1,795	1,611	5,166	4,958

Provision for loan losses	41	25	114	62
Net interest income after
provisions for losses	1,754	1,586	5,052	4,896

Noninterest Income:
Service charges and other fee income	208	169	599	490
Loan origination and commitment fees	8	3	13	6
Income from real estate operations	61	45	190	113
Insurance commissions	26	44	98	140
Gain (loss) on sale of investments	-	1	-	1
Gain (loss) on sale of equipment	-	-	(5)	-
Other	3	-	-	-
Total noninterest income	306	262	895	750

Noninterest Expense:
Compensation and employee benefits	773	624	2,244	1,938
Occupancy and equipment	223	174	646	497
Deposit insurance premiums	7	8	23	52
Other	297	241	830	746
Total noninterest expense	1,300	1,047	3,743	3,233

Income before taxes	760	801	2,204	2,413
Income Taxes	299	296	804	866

Net income	$461	$505	$1,400	$1,547

Earnings per share - basic	.26	.27	.77	.80
Earnings per share - diluted	.25	.26	.74	.77
Dividends per share	.04	.04	.12	.12

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Nine months ended March 31, 2001 and 2000

(Unaudited)

	2001	2000
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,400	$1,547
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	288	250
Amortization	46	51
Loss on sale of property and equipment	5	-
Loss on loans, net of recoveries	114	62
Release of ESOP shares	270	261
Net change in operating accounts:
Accrued interest receivable and other assets	(285)	(87)
Deferred loan costs	(30)	(34)
Income taxes payable - current	302	210
Deferred income tax payable	(25)	3
Accrued expenses	77	(17)
Net cash from operating activities	2,162	2,246

Cash flows from investing activities:
Purchase of investment securities held-to-maturity	(10)	(100)
Proceeds from maturities of investment securities available-for-sale	2,200	-
Purchase of investment securites available-for-sale	-	(743)
Proceeds from maturities of investment securities
held-to-maturity	167	72
Purchase of Federal Home Loan Bank stock	(829)	(14)
Net change in certificates of deposit	(500)	100
Net change in federal funds sold	320	(75)
Net change in loans receivable	(12,073)	(12,926)
Proceeds from maturities of mortgage-backed
certificates	59	77
Purchases of property and equipment	(1,525)	(1,357)
Proceeds from sale of property and equipment	35	-
Proceeds, net of expenses, from sale of real estate owned	6	-
Purchase of real estate owned	(159)	-
Net cash used in investing activities	(12,309)	(14,966)

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Nine months ended March 31, 2001 and 2000

(Unaudited)

	2001	2000
	(Dollars in thousands)
Cash flows from financing activities:
Net change in demand deposits, savings accounts,
and certificates of deposit	$1,013	$8,519
Proceeds from borrowed funds	15,414	3,884
Payments on borrowed funds	(10)	(2)
Proceeds from sale of common stock	23	175
Purchase of treasury stock	(992)	(1,487)
Cash dividends paid	(217)	(224)
Net cash from financing activities	15,231	10,865

Net increase/(decrease) in cash and cash equivalents	5,084	(1,855)

Cash and cash equivalents -
beginning of period	7,962	10,722
Cash and cash equivalents -
end of period	$13,046	$8,867

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

(Unaudited)

Quarter Ended Nine Months Ended

March 31, March 31

	2001	2000	2001	2000
(Dollars in thousands)

Net income	$ 461	$ 505	$ 1,400	$ 1,547

Other comprehensive income, net of tax
Unrealized gains (losses) on securities	(6)	8	40	(54)

Comprehensive income	$ 455	$ 513	$ 1,440	$1,493

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - Basis of Presentation

The consolidated interim financial statements as of March 31, 2001 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 2001 interim financial statements. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year. The June 30, 2000 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

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

		Dilutive
	Weighted Average Number	Shares
	of Common Shares	Issuable
Quarter ended March 31, 2001	1,794,798	62,448
Quarter ended March 31, 2000	1,902,507	65,221

Nine months ended March 31, 2001	1,819,709	62,301
Nine months ended March 31, 2000	1,928,353	69,808

NOTE C - Treasury Stock

First Bancshares, Inc. has completed eight separate stock repurchase programs between March 9, 1994 and December 19, 2000. During those eight programs, a total of 889,647 shares of stock were acquired at a combined cost of $12.3 million. On December 19, 2000, a ninth repurchase program of 187,017 shares was initiated. As of May 10, 2001, 80,792 shares had been repurchased at a cost of $826,000. Treasury stock is shown at cost for financial statement presentation.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE D - Accounting Changes

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date to the first quarter of fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivative Instruemnts and Certain Hedging Activities" which adds guidance related to accounting for derivative instruments and hedging activities. This Statement was adopted July 1, 2000 by the Company. The adoption of this standard has not had a material impact on the Company to date.

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 2000, as well as certain material changes in results of operations during the nine month periods ended March 31, 2001 and 2000.

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

Comparison of the Three Months ended March 31, 2001 to the Three Months Ended

March 31, 2000

Financial Condition. Total assets increased $3.5 million during the quarter to $216.3 million at March 31, 2001. Net loans increased $3.6 million to $186.8 million. Cash and cash equivalents increased $1.9 million, and investment in FHLB stock increased $.2 million. Investment securities decreased $2.3 million through early call redemptions and maturities. FHLB advances increased $1.5 million and customer deposits increased $1.4 million.

Nonperforming assets were $3.1 million, or 1.43% of total assets at March 31, 2001 compared to $3.3 million, or 1.55% of total assets, at December 31, 2000.

Net Income. Net income decreased $44,000 from $505,000 for the quarter ended March 31, 2000 to $461,000 for the quarter ended March 31, 2001. Net interest income after provision for loan losses increased $168,000. Noninterest income increased by $44,000; however, noninterest expense increased by $253,000. Income tax expense increased $3,000.

Net Interest Income. Net interest income was $1,795,000 for the quarter ended March 31, 2001, an increase of $184,000 from $1,611,000 for the quarter ended March 31, 2000. Interest income increased $621,000 while interest expense increased $437,000.

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Interest Income. Interest income increased $621,000, or 17.9%, from $3,461,000 for the quarter ended March 31, 2000 to $4,082,000 for the quarter ended March 31, 2001. Interest income from loans receivable increased by $593,000 from $3,280,000 for the quarter ended March 31, 2000 to $3,873,000 for the quarter ended March 31, 2001. The increase was attributable to an increase in average loans outstanding combined with an increase in the average yield.

Interest income from investment securities was $121,000 for the quarter ended March 31, 2001, an increase of $10,000 from $111,000 for the quarter ended March 31, 2000. A slightly larger average balance in outstanding securities enhanced by a higher average interest rate caused the increase. Income from mortgage-backed securities decreased by $1,000 as principal payments reduced the outstanding balance of these securities. Income from other interest-earning assets increased $19,000 from $62,000 for the quarter ended March 31, 2000 to $81,000 for the quarter ended March 31, 2001.

Interest Expense. Interest expense was $2,287,000 for the quarter ended March 31, 2001, a $437,000, or 23.6%, increase from $1,850,000 for the quarter ended March 31, 2000. Interest expense on customer deposits increased $59,000 attributable to a an increase in the rate paid on deposits offset slightly by a lower average balance maintained in those deposits. An increase in FHLB advances raised interest expense by $378,000.

Provision for Loan Losses. Loan loss provisions increased by $16,000 from $25,000 for the quarter ended March 31, 2000 to $41,000 for the quarter ended March 31, 2001. Actual loan losses, net of recoveries, were $24,000 for both quarters ended March 31, 2001 and March 31, 2000.

Noninterest Income. Noninterest income increased by $44,000 from $262,000 for the quarter ended March 31, 2000 to $306,000 for the quarter ended March 31, 2001. Service charges and other fee income from transaction accounts increased $39,000. Income from real estate operations increased $16,000 with the acquisition of additional commercial real estate investments. Loan origination and commitment fees increased $5,000. These increases were offset by a $18,000 reduction in insurance commissions caused by prior period accrual adjustments.

Noninterest Expense. Noninterest expense was $1,300,000 for the quarter ended March 31, 2001, an increase of $253,000, or 24.2%, from $1,047,000 for the quarter ended March 31, 2000. Employee compensation increased $117,000, primarily attributable to the addition of the Kissee Mills and Rockaway Beach branches, the addition of a Senior Vice-President and regular annual salary increases for existing personnel. Group health insurance premiums and self-insurance costs increased $32,000.

Occupancy and equipment expense increased $49,000 comprised of expenses related to the addition of the two branches and the additional commercial rental properties.

Other increases in operating expenses were: office supplies-$21,000, telephone - $10,000, and advertising - $21,000.

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Net Interest Margin. Net interest margin decreased from 3.66% for the three months ended March 31, 2000 to 3.56% for the three months ended March 31, 2001. Income from earning assets increased by $621,000, or 17.9%, between the two quarters while interest expense increased $437,000, or 23.6%. The average earning asset base increased by $23.7 million, or 13.3%, which was offset by a $23.7 million, or 15.0%, increase in the average interest-bearing liability base.

Comparison of the Nine Months ended March 31, 2001 to the Nine Months ended March 31, 2000

Financial Condition. Total assets increased $17.3 million during the nine months ended March 31, 2001 to $216.4 million. Net loans receivable increased $11.9 million, cash and cash equivalents increased $5.1 million, net property and equipment increased $1.2 million, investment in FHLB stock increased $.8 million and certificates of deposits purchased increased $.5 million. These increases were offset by a $2.3 million decrease in investment securities as a result of early call redemptions and maturities.

Advances from FHLB increased $15.4 million and customer deposits increased $1.0 million.

Nonperforming assets increased $.5 million during the nine months to $3.1 million at March 31, 2001.

Net income. Net income decreased $147,000 from $1,547,000 for the nine months ended March 31, 2000 to $1,400,000 for the nine months ended March 31, 2001. Net interest income, after provision for loan losses, increased $156,000, or 3.2%. Noninterest income increased $145,000; however, noninterest expense increased $510,000, or 15.8%. Income taxes decreased $62,000.

Net interest income. An increase in net interest income of $208,000 from $4,958,000 for the nine months ended March 31, 2000 to $5,166,000 for the nine months ended March 31, 2001 was comprised of a $1,840,000 increase in interest income offset by a $1,632,000 increase in interest expense.

Interest income. Total interest income of $12,053,000 for the nine months ended March 31, 2001 was a $1,840,000 increase over the total interest income of $10,213,000 for the nine months ended March 31, 2000. Interest income from loans receivable increased $1,792,000 attributable to a higher outstanding balance combined with a higher average yield. Income from investment securities increased $34,000 as the result of the combination of a higher average balance maintained in securities and a slightly higher yield on the portfolio. Interest income from other interest-earning assets increased $18,000 also attributable to a higher average balance and a higher yield. Interest income on mortgage-backed securities decreased $4,000.

Interest expense. Interest expense increased $1,632,000 from $5,255,000 for the nine months ended March 31, 2000 to $6,887,000 for the nine months ended March 31, 2001. Interest expense on customer deposits increased $447,000, or 8.9%, attributable to higher rates paid on time deposits. Interest expense on FHLB advances increased $1,185,000 resulting from an increase in the outstanding balance of the advances.

Provision for loan losses. Provision for loan losses was $114,000 for the nine months ended March 31, 2001, an increase of $52,000 from $62,000 for the nine months ended March 31, 2000. Actual loan losses, net of recoveries, were $36,000 for the nine months ended March 31, 2001 and $23,000 for the nine months ended March 31, 2000.

10

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Noninterest income. Noninterest income rose $145,000, or 19.3%, from $750,000 for the nine months ended March 31, 2000 to $895,000 for the nine months ended March 31, 2001. The increase was comprised of an increase in service charges and fee income of $109,000 and an increase in income from real estate operations of $77,000. These increases were offset by a decrease in insurance commissions of $42,000 caused by prior period accrual adjustments.

Noninterest expense. During the nine months ended March 31, 2001, noninterest expense increased $510,000 from $3,233,000 for the nine months ended March 31, 2000 to $3,743,000 for the nine months ended March 31, 2001. Compensation and employee benefits increased $306,000, primarily resulting from the addition of the Kissee Mills and the Rockaway Beach locations, the addition of a Senior Vice-President and annual salary increases for existing personnel. Group health insurance premiums and self-insurance costs increased $94,000. Executive management search and hiring costs were $29,000 (a non-recurring expense) during the nine months ended March 31, 2001. In July 1999, First Home’s management initiated a reimbursement plan to employees who purchased a personal computer for home use. The expense for the nine months ended March 31, 2000 for this plan was $60,000. There was no corresponding expense for the nine months ended March 31, 2001.

Occupancy and equipment expense increased $149,000 due to the expenses related to the addition of two branches and additional commercial rental properties.

Deposit insurance premiums decreased $29,000 as the result of lower premium rates.

Other increases in operating expenses were: advertising-$38,000, professional fees-$4,000, office supplies - $28,000, telephone - $16,000, insurance - $4,000 and in-house check printing - $9,000. These increases were offset by a $14,000 decrease in charitable contributions.

Net Interest Margin. The net interest margin of 3.78% for the nine months ended March 31, 2000 declined to 3.48% for the nine months ended March 31, 2001. Income from earning assets increased $1,840,000, or 18.0%, and interest expense likewise increased $1,632,000, or 31.1%. The average earning asset base increased $22.7 million, or 12.9%. The average interest-bearing liability base increased $27.3 million, or 17.7%.

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

First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from a Federal Home Loan Bank line of credit can be drawn as an alternative source of funds. During the period presented, First Home used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals. At March 31, 2001, First Home had approved loan commitments totaling $1.8 million and undisbursed loans in process of $2.4 million.

11

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

With the opening of two additional branches, normal daily operating expenses are expected to increase slightly. Noninterest expense as a percentage of average assets at 2.3% is, however, expected to remain basically constant. Interest expense is expected to remain basically constant or increase slightly. The deposit base is expected to remain basically constant or decrease slightly while average interest rates paid on new and renewed accounts decrease. Rates paid on renewed FHLB advances are expected to decrease; however, additional FHLB advances, needed to fund loan growth, will increase interest expense.

Interest income from loans receivable is expected to remain basically constant or increase slightly. New loans originated will increase income from loans; however, decreases in the rates charged on existing adjustable rate loans will somewhat negate that increase.

At March 31, 2001, certificates of deposit amounted to $93.6 million, or 59% of First Home's total deposits, including $56.4 million of fixed rate certificates scheduled to mature within twelve months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and Federal Home Loan Bank advances and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

The Office of Thrift Supervision requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowings. First Home's liquidity ratio was 9.17% at March 31, 2001. First Home consistently maintains liquidity levels in excess of regulatory requirements, and believes this is an appropriate strategy for proper asset and liability management.

The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at March 31, 2001.

		Percent of Adjusted
	Amount	Total Assets
	(Unaudited)
	(Dollars in thousands)

Tangible capital	$19,945	9.4%
Tangible capital requirement	3,189	1.5
Excess	$16,756	7.9%

Core capital	$19,945	9.4%
Core capital requirement	8,505	4.0
Excess	$11,440	5.4%

Risk-based capital	$20,247	12.8%
Risk-based capital requirement	12,642	8.0
Excess	$ 7,605	4.8%

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

First Bancshares, Inc.

Date: May 15, 2001     By: /s/ Stephen H. Romines

Stephen H. Romines

Chairman, President

CEO

By: /s/ Susan J. Uchtman

Susan J. Uchtman

CFO