Form 10KSB
period 2001-06-30
FIRST BANCSHARES INC /MO/
filed 2001-10-01
CIK 912967

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001 OR

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  x  NO

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.  / X /

The registrant's revenues for the fiscal year ended June 30, 2001 were $16,896,000.

As of September 27, 2001, there were outstanding 1,791,059 shares of the registrant's Common Stock.  The registrant's voting stock is traded over-the-counter and is listed on the Nasdaq Stock Market ("Nasdaq/NMS") under the symbol "FBSI."  The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the Nasdaq/NMS on September 27, 2001, was $14,396,000. For purposes of this calculation, officers and directors of the registrant, the Employee Stock Ownership Plan and the Management Recognition Plan are considered affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of Annual Report to Stockholders for the lFiscal Year Ended June 30, 2001. (Parts I and II)

2.  Portions of Proxy Statement for the 2001 Annual Meeting of Stockholders. (Part III)

Transitional Small Business Disclosure Format (check one)

Yes     No  X

PART I

Item 1. Business

General

First Bancshares, Inc. ("First Bancshares" or the "Company"), a Missouri corporation, was incorporated on September 30, 1993 for the purpose of becoming the holding company for First Home Savings Bank ("First Home" or the "Savings Bank") upon the Savings Bank's conversion from a state-chartered mutual to a state-chartered stock savings and loan association ("Conversion"). The Conversion was completed on December 22, 1993. At June 30, 2001, the Company had consolidated total assets of $221.0 million, total customer deposits of $162.4 million and stockholders' equity of $25.2 million. While the Company owns a title insurance agency through a subsidiary and some rental real estate, it is not engaged in any significant activity other than holding the stock of First Home. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Savings Bank.

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

The Savings Bank provides its customers with a full array of community banking services. The Savings Bank is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with other funding sources, to invest in one-to-four family residential mortgage loans and, to a lesser extent, multi-family residential, consumer, and commercial mortgage loans, including home equity loans, for its loan portfolio, as well as for mortgage-backed and U.S. Government and agency securities and other assets. At June 30, 2001, the Savings Bank's net loans were $190.4 million, or 86.1% of consolidated total assets, including $123.8 million, or 64.00% of total loans secured by one-to-four family properties (not including second mortgages), $48.4 million, or 25.05% of total loans secured by other real estate and $12.8 million of consumer loans, or 6.64% of total loans. As discussed in following areas, adjustable rate mortgage ("ARM") loans account for approximately 98% of loans secured by real estate and 87% of the total loan portfolio.

In March 1998, the Savings Bank purchased two bank branch offices from NationsBank. The branches are located in Crane and Galena, Missouri. As part of the agreement, the Savings Bank assumed customer deposits of $17.4 million and other liabilities of $60,000 in exchange for loans of $4.8 million, premises and equipment of $300,000, cash of $11.3 million and other assets of $70,000. The Savings Bank paid a premium of $1.0 million for the loans purchased and the customer deposits assumed. The acquisition was recorded using the purchase method of accounting. At June 30, 2001, the premium paid for the branches was being amortized on a straight-line basis over 15 years. Results of operations of the branches acquired are included in the accompanying consolidated financial statements since the date of acquisition.

Market Area

The Savings Bank is headquartered in the town of Mountain Grove, in Wright County, Missouri.  Wright County has a population of approximately 17,000 and its economy is highly diversified, with an emphasis on the beef and dairy industry. The Savings Bank's market area is predominantly rural in nature and its deposit taking and lending activities primarily encompass Wright, Webster, Douglas, Christian, Ozark, Stone and Taney counties. Companies in the area include Hutchens Steel, Paramont Cap, Arlee Home Fashions, Copeland Corporation, and Fordick Corporation. The Savings Bank also transacts a significant amount of business in Texas and Greene counties, Missouri. The area, especially Ozark County due to its proximity to the Norfolk and Bull Shoals lakes, has experienced a rather slow but steady growth from retirees. Economic conditions in the Savings Bank's market area have been stable.

Selected Consolidated Financial Information

This information is incorporated by reference to pages 4 and 5 of the 2001 Annual Report to Stockholders ("Annual Report") attached hereto as Exhibit 13.

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

	Years Ended June 30,
	2001			2000				1999
		Interest			Interest				Interest
	Average	and	Yield/	Average	and	Yield/		Average	and	Yield/
	Balance(2)	Dividends	Cost	Balance(2)	Dividends	Cost		Balance(2)	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans(1). . . . . . . . . . . . . . . . . . . . . . . . . . .	$183,714	$15,340	8.35%	$162,647	$13,115	8.06%		$150,968	$12,185	8.07%
Mortgage-backed securities. . . . . . . . . . . . .	410	28	6.83	497	34	6.84			44	6.95
Investment securities. . . . . . . . . . . . . . . . . .	7,543	440	5.83	7,497	442	5.90		6,216	423	6.81
Daily interest-bearing deposits . . . . . . . . . .	7,582	280	3.69	6,310	259	4.10		9,360	332	3.55
Federal funds sold. . . . . . . . . . . . . . . . . . . .	125	8	6.40	280	15	5.36		229	10	4.37
Total interest-earning assets. . . . . . . . . . .	199,374	16,096	8.07	177,231	13,865	7.82		167,406	12,994	7.76
Non-interest earning assets. . . . . . . . . . . . . .
Office properties and equipment, net. . . . . .	4,487			3,708				3,488
Real estate, net . . . . . . . . . . . . . . . . . . . . . .	2,463			1,656				1,007
Other non-interest earning assets . . . . . . . .	5,462			4,962				4,381
Total assets . . . . . . . . . . . . . . . . . . . . . . .	$211,786			$187,557				$176,282

Interest-bearing liabilities:
Passbook accounts. . . . . . . . . . . . . . . . . . . .	$ 10,607	322	3.04	$ 10,399	317	3.05		$ 9,102	277	3.04
NOW and Super Saver accounts. . . . . . . . .	43,904	1,279	2.91	46,027	1,394	3.03		43,075	1,301	3.02
Certificates of deposit. . . . . . . . . . . . . . . . .	94,623	5,655	5.98	93,664	5,125	5.47		88,786	4,851	5.46
Total deposits. . . . . . . . . . . . . . . . . . . . .	149,134	7,256	4.87	150,090	6,836	4.55		140,963	6,429	4.56
Other interest-bearing liabilities. . . . . . . . .	30,155	1,872	6.21	6,485	421	6.49		4,452	270	6.07
Total interest-bearing liabilities. . . . . . . .	179,289	9,128	5.09	156,575	7,257	4.64		145,415	6,699	4.61
Non-interest bearing liabilities:
Other liabilities. . . . . . . . . . . . . . . . . . . . . .	7,555
Total liabilities. . . . . . . . . . . . . . . . . . . . .	186,844
Stockholders' equity. . . . . . . . . . . . . . . . . . .	24,942
Total liabilities and
stockholders' equity. . . . . . . . . . . . . . . .	$211,786			$187,557				$176,282
Net interest income. . . . . . . . . . . . . . . . . . . .		$ 6,968			$ 6,608				$ 6,295
Interest rate spread. . . . . . . . . . . . . . . . . . . .			%			3.18	% >			3.15%
Net interest margin. . . . . . . . . . . . . . . . . . . .			3.49%			3.73%				3.76
Ratio of average interest-earning
assets to average interest-
bearing liabilities. . . . . . . . . . . . . . . . . . . .

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

	At June 30,	Years Ended June 30,			>
	2001	2001	2000	1999
Weighted average yield on loan portfolio. . . . . . . . . . . . . .	8.40%	8.35%	8.06%	8.07%
Weighted average yield on mortgage-backed
securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6.87	6.83	6.84	6.95
Weighted average yield on investment securities. . . . . . . .	4.78	5.83	5.90	6.81
Weighted average yield on interest-bearing deposits . . . . .	3.61	3.69	4.10	3.55
Weighted average yield on federal funds sold. . . . . . . . . .	N/A	6.40	5.36	4.37
Weighted average yield on all interest-earning assets. . . . .	7.95	8.07	7.82	7.76
Weighted average rate paid on total deposits. . . . . . . . . . .	4.58	4.87	4.55	4.56
Weighted average rate paid on FHLB advances. . . . . . . . .	5.66	6.21	6.49	6.07
Weighted average rate paid on all interest
-bearing liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4.76	5.09	4.64	4.61
Interest rate spread (spread between weighted
average rate on all interest-earning assets
and all interest-bearing liabilities). . . . . . . . . . . . . . . . . .	3.19	2.98	3.18	3.15
Net interest margin (net interest income
(expense) as a percentage of average
interest-earning assets). . . . . . . . . . . . . . . . . . . . . . . . . .	N/A	3.49	3.73	3.76

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

	Years Ended June 30,				Years Ended June 30,
	2001 Compared to 2000				2000 Compared to 1999
	Increase/(Decrease)				Increase/(Decrease)
	Due to				Due to
			Rate/				Rate/
	Volume	Rate	Volume	Net	Volume	Rate	Volume	Net
	(In thousands)
Interest-earning assets:
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,699	$ 466	$ 60	$2,225	$ 944	$ (14)	$ -	$ 930
Mortgage-backed securities. . . . . . . . . . . . . . .	(6)	(0)	0	(6)	(9)	(1)	-	(10)
Investment securities. . . . . . . . . . . . . . . . . . . .	3	(5)	(0)	(2)	87	(57)	(11)	19
Daily interest-earning deposits. . . . . . . . . . . .	52	(26)	(5)	21	(108)	52	(17)	(73)
Federal funds sold. . . . . . . . . . . . . . . . . . . . . .	(8)	3	(2)	(7)	2	2	1	5
Total net change in income on
interest-earnings assets. . . . . . . . . . . . . . . . . .	1,740	438	53	2,231	916	(18)	(27)	871

Interest-bearing liabilities:
Interest-bearing deposits. . . . . . . . . . . . . . . . .	(44)	467	(3)	420	416	(14)	5	407
FHLB advances. . . . . . . . . . . . . . . . . . . . . . . .	1,536	(18)	(67)	1,451	123	19	9	151
Total net change in expense on
Interest-bearing deposits. . . . . . . . . . . . . . . . .	1,492	449	(70)	1,871	539	5	14	558
Net change in net interest income. . . . . . . . . . .	$ 248	$ (11)	$ 123	$ 360	$ 377	$ (23)	$ (41)	$ 313

(1)  Includes interest on loans 90 days or more past due.

Interest Rate Sensitivity of Net Portfolio Value

The table below measures interest rate risk by estimating the change in market value of the Savings Bank's assets, liabilities, and off-balance sheet contracts in response to an instantaneous change in the general level of interest rates. The procedure for measuring interest rate risk was developed by the Office of Thrift Supervision ("OTS") to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period) used previously by the OTS. The model first estimates the level of the Savings Bank's market value of portfolio equity ("MVPE") (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment. In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates. The model then recalculates the Savings Bank's MVPE under different interest rate scenarios. The change in MVPE under the different interest rate scenarios provides a measure of the Savings Bank's exposure to interest rate risk. The data presented below is as of June 30, 2001.

	-300	-200	-100		+100	+200	+300
	Basis	Basis	Basis	No	Basis	Basis	Basis
	Points	Points	Points	Change	Points	Points	Points
	(In thousands)
ASSETS
Mortgage loans and
securities. . . . . . . . . . . . . . .	$ 175,099	$ 173,561	$ 172,310	$171,131	$169,897	$168,431	$166,362
Non-mortgage loans. . . . . . .	22,348	22,025	21,714	21,415	21,125	20,845	20,575
Cash, deposits and
securities. . . . . . . . . . . . . . .	18,088	18,015	17,943	17,872	17,802	17,732	17,663
Premises and
equipment. . . . . . . . . . . . . .	6,336	6,335	6,336	6,335	6,336	6,336	6,336
Other assets. . . . . . . . . . . . . .	5,599	6,999	8,267	9,537	10,558	11,585	12,660
TOTAL. . . . . . . . . . . . . . . . .	$ 227,470	$ 226,935	$ 226,570	$226,290	$225,718	$224,929	$223,596

LIABILITIES
Deposits. . . . . . . . . . . . . . . . .	$ 165,605	$ 164,930	$ 164,273	$163,630	$163,001	$162,391	$161,791
Borrowings. . . . . . . . . . . . . .	37,656	35,435	33,755	32,592	31,851	31,318	30,867
Other liabilities. . . . . . . . . . .	675	675	675	675	674	674	674
TOTAL. . . . . . . . . . . . . . . . .	$ 203,936	$ 201,040	$ 198,703	$196,897	$195,526	$194,383	$193,332

MARKET VALUE OF
PORTFOLIO EQUITY. . . .	$ 23,534	$ 25,895	$ 27,867	$ 29,393	$ 30,192	$ 30,546	$ 30,264

Lending Activities

General. The principal lending activity of the Savings Bank is the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing one-to-four family owner occupied homes within its primary market area.  In an attempt to diversify its lending portfolio, however, the Savings Bank also originates nonresidential real estate loans, consumer loans, mobile home loans, home improvement loans, commercial loans, business loans, student loans and loans secured by savings accounts.  In addition to loans within the Savings Bank's primary market area, the Savings Bank also has originated 25 one-to-four family home loans, four land loans and one commercial real estate loan in Texas, Arkansas, and Tennessee.  The aggregate balance of these 30 loans at June 30, 2001 was $1.3 million.  These loans were performing according to the scheduled terms at June 30, 2001.

At June 30, 2001 the Savings Bank's net loans receivable totaled approximately $190.4 million representing approximately 86.14% of consolidated total assets.  Since 1973, the Savings Bank has primarily originated ARM loan products.  At June 30, 2001, ARM loans accounted for $169.2 million or 87.48% of the total loan portfolio and 98.24% of loans secured by real estate.  The Savings Bank focuses on serving the needs of its local community and strongly believes in a lending philosophy that stresses individual customer service and flexibility in meeting the needs of its customers.

Loan Portfolio Analysis. style="font-size: 11.0pt; font-family: Times New Roman; letter-spacing: -.1pt">  The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan and type of security as of the dates indicated.  Construction loans are included in the residential and commercial loan types.  The Savings Bank does not account for construction loans separate from residential and commercial loans.

style="letter-spacing:-.1pt">9

	At June 30,
	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Residential. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$123,758	64.00%	$118,929	66.44%	$113,075	72.14%	$112,404	74.74%	$105,700	76.82%
Commercial or industrial real estate. . . . . . . . . . . . . . . . .	30,839	15.95	28,575	15.96	15,850	10.11	11,615	7.72	10,876	7.90
Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	12,526	6.48	9,029	5.05	8,407	5.36	8,727	5.80	6,828	4.97
Second mortgage loans. . . . . . . . . . . . . . . . . . . . . . . . . . .	5,076	2.62	5,082	2.84	4,991	3.19	4,910	3.27	4,278	3.11
Total mortgage loans. . . . . . . . . . . . . . . . . . . . . . . . . . .	172,199	89.05	161,615	90.29	142,323	90.80	137,656	91.53	127,682	92.80

Other Loans:
Automobile loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7,772	4.02	6,517	3.64	5,270	3.36	5,724	3.81	4,334	3.15
Savings account loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,685	0.87	1,646	0.92	1,944	1.24	1,662	1.10	1,301	0.94
Mobile home loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,302	0.67	1,319	0.74	1,346	0.86	1,135	0.75	743	0.54
Other consumer. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2,080	1.08	2,317	1.29	1,552	0.99	1,847	1.23	1,373	1.00
Commercial business. . . . . . . . . . . . . . . . . . . . . . . . . . . . .	8,344	4.31	5,582	3.12	4,314	2.75	2,372	1.58	2,162	1.57
Total other loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21,183	10.95	17,381	9.71	14,426	9.20	12,740	8.47	9,913	7.20
Total loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	193,382	100.00%	178,996	100.00%	156,749	100.00%	150,396	100.00%	137,595	100.00%
Add:
Unamortized deferred loan costs,
net of origination fees. . . . . . . . . . . . . . . . . . . . . . . . . . .	288		267		217		167		107
Less:
Undisbursed loans in process. . . . . . . . . . . . . . . . . . . . . . .	2,622		3,797		2,810		3,629		3,117
Allowance for possible loan
losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	696		597		540		528		481
Total loans receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . .	$190,352		$174,869		$153,616		$146,406		$134,104

	At June 30,
	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Security:
Residential real estate. . . . . . . . . . . . . . . . . . . . . . . . . . . .
Second mortgage loans. . . . . . . . . . . . . . . . . . . . . . . . . .	$ 3,233	1.67%	$ 3,366	1.88%	$ 3,746	2.39%	$ 3,884	2.58%	$ 3,805	2.77%
One-to-four family. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	123,758	64.00	118,929	66.44	113,075	72.14	112,404	74.74	105,700	76.82
Multi-family. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,797	0.93	1,774	0.99	1,535	0.98	1,085	0.72	1,119	0.81
Commercial or industrial real
estate. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	30,734	15.89	28,381	15.86	15,437	9.85	11,422	7.60	10,123	7.36
Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	12,677	6.56	9,165	5.12	8,530	5.44	8,861	5.89	6,935	5.04
Commercial or industrial
assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	8,344	4.31	5,582	3.12	4,314	2.75	2,372	1.58	2,162	1.57
Automobile. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7,772	4.02	6,517	3.64	5,270	3.36	5,724	3.81	4,334	3.15
Savings accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,685	0.87	1,646	0.92	1,944	1.24	1,662	1.10	1,301	0.94
Mobile homes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,302	0.67	1,319	0.74	1,346	0.86	1,135	0.75	743	0.54
Other consumer. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2,080	1.08	2,317	1.29	1,552	0.99	1,847	1.23	1,373	1.00
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	193,382	100.00%	178,996	100.00%	156,749	100.00%	150,396	100.00%	137,595	100.00%
Add:
Unamortized deferred loan costs,
net of origination fees. . . . . . . . . . . . . . . . . . . . . . . . . . .	288		267		217		167		107
Less:
Undisbursed loans in process. . . . . . . . . . . . . . . . . . . . . .	937		652		932		1,514		1,185
Due to borrowers on construction
loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,685		3,145		1,878		2,115		1,932
Allowance for possible loan
losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	696		597		540		528		481
Total loans receivable, net. . . . . . . . . . . . . . . . . . . . . . . . .	$190,352		$174,869		$ 153,616		$146,406		$134,104

One-to-Four Family Residential Loans style="font-size: 11.0pt; font-family: Times New Roman; letter-spacing: -.1pt">. The primary lending activity of the Savings Bank has been the origination of mortgage loans to enable borrowers to purchase existing homes, to construct new one-to-four family homes or refinance existing debt on their homes.  Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses at a minimum.  At June 30, 2001, approximately $123.8 million, or 64.00% of the Savings Bank's gross loan portfolio, consisted of loans secured by one-to-four family residential real estate.

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

The Savings Bank underwrites ARMs based on an assumed 1% per year interest rate increase.  The Savings Bank's policy to adjust the interest rate once a year within 1% is a self-imposed limit. The Savings Bank's experience has been that most of its borrowers can manage an increased payment resulting from a 1% increase; however, an increase of over 1% may put a strain on the borrowers' ability to repay.  As a result, the potential for a substantial increase in interest payments on the Savings Bank's ARM loans is lessened as is the likelihood of delinquencies and defaults.

The Savings Bank's lending policies generally limit the maximum loan-to-value ratio on adjustable rate residential mortgage loans to 85% of the lesser of the appraised value or purchase price of the underlying residential property.  The Savings Bank requires title insurance or an abstract extension and attorney's opinion, fire and casualty coverage and a flood zone determination on all mortgage loans originated or purchased.  All of the Savings Bank's real estate loans contain "due on sale" clauses.  The Savings Bank personnel prepare all property evaluations at no expense to the borrower unless the property is outside its normal lending territory or the loan exceeds $250,000, in which event, independent appraisers are utilized.  At June 30, 2001 the maximum loan-to-value ratio on loans to local borrowers was generally 85%.

At June 30, 2001, the Savings Bank had $5.8 million in interim construction loans in its portfolio with maximum loan to value ratios of 80% to 85%.  Most of these loans are residential construction loans for single- or multi-family dwelling units.  All of these loans automatically convert into permanent residential real estate loans.

Multi-Family Residential Loans. At June 30, 2001, approximately $1.8 million, or .93% of the Savings Bank's gross loan portfolio consisted of 10 loans secured by multi-family residential real estate.  Multi-family real estate loans are generally originated at 80% of the appraised value of the property or selling price, whichever is less, and carry adjustable rate mortgages with the principal amortized over 10 to 30 years.  Loans secured by multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential loans.  In addition, multi-family real estate loans carry risks similar to those associated with commercial real estate lending.  See " -- Consumer and Commercial Business Loans."

The Savings Bank's largest multi-family residential loan was a $536,000 loan made in early 1999 with a balance at June 30, 2001 of $491,000.  The loan is secured by a 24-unit apartment complex in Taney County, Missouri (near Branson) with a $565,500 appraisal along with an assignment of a $105,000 promissory note.  At June 30, 2001, only one of the ten loans was not performing according to its scheduled terms.  See "-Non-Performing Assets and Delinquencies."

Land and Commercial Real Estate Loans The Savings Bank had land and commercial real estate loans outstanding of $43.4 million, or 22.45%, at June 30, 2001.  The commercial real estate loans originated by the Savings Bank amounted to $30.7 million, or 15.89%, and are primarily secured by commercial buildings.  Land loans on property located primarily in the Savings Bank's primary market area amounted to $12.7 million or 6.56% of the total loan portfolio at June 30, 2001.  The Savings Bank's land loans generally are secured by farm land used in beef or dairy operations and involve the risks associated with general agricultural conditions relative to those areas of agriculture.

The Savings Bank does not actively solicit or originate commercial real estate loans.  The Savings Bank's largest commercial real estate loan was a $900,000 line of credit, with a June 30, 2001 balance of $826,000 established to fund a beef cattle operation.  The loan is secured by two farms in Ozark County, Missouri with just over 2,000 acres and a combined appraisal of $1,038,000.  The loan is performing according to its scheduled terms.  Of primary concern in commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the property.  Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties.  As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to supply and demand in the market in the type of property securing the loan and therefore, may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, the borrowers' ability to repay the loan may be impaired.

Consumer and Commercial Business Loans. The Savings Bank's consumer loans consist of car loans, appliance dealer loans, mobile home loans, savings account loans, and various other consumer loans.

At June 30, 2001, the Savings Bank's consumer loans totaled approximately $12.8 million, or 6.64% of the Savings Bank's total loans.  Subject to market conditions, management expects to continue to market and originate consumer loans as part of its strategy to provide a wide range of personal financial services to its depository customer base and as a means to enhance the interest rate sensitivity of the Savings Bank's interest-earning assets and its interest rate spread.

The Savings Bank also purchases consumer loans from two local appliance dealers.  The loans are made by the appliance dealers to the dealers' customers.  At June 30, 2001, the loans amounted to $144,000.  Reserves for losses maintained by the dealers at June 30, 2001 totaled $23,000.  These loans are originated by the dealers and are assigned, with recourse, to the Savings Bank.  Payments are made directly to the dealers by the borrower and any losses are borne by the dealer rather than the Savings Bank.  The Savings Bank obtains and reviews regularly updated financial statements of the appliance dealers and monitors the individual loans purchased.

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

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, mobile homes, boats and recreational vehicles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Savings Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.  Historically, the Savings Bank has had a low level of delinquencies on its consumer loans.  See"-- Non-Performing Assets and Delinquencies."  At June 30, 2001, only $284,000 of the Savings Bank's consumer loan portfolio was 90 days or more past due.

Commercial business loans consist of commercial loans with no real estate as security, business equipment loans, farm equipment loans and cattle loans.  As of June 30, 2001, 2000 and 1999, these loans totaled $8.3 million, $5.6 million and $4.3 million, respectively.  The ratio of these other loans as a percent of total loans increased during the three years ended June 30, 2001 to 4.31%, 3.12% and 2.75%, respectively.  These ratios are an indication that the Savings Bank does not particularly emphasize loans of this type, but may make such loans for well qualified customers.  There have been no losses from First Home originated loans in the "other loans" category in the past three fiscal years.

Second Mortgage Loans. The Savings Bank offers adjustable rate second mortgage loans that are usually made on the security of the borrower's residence.  Loans normally do not exceed 80% to 85% of the appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 20 to 25 years requiring monthly payments of principal and interest.  At June 30, 2001, second mortgage loans amounted to $3.2 million, or 1.67% of total loans of the Savings Bank.

Subprime Lending.  The Savings Bank does not engage in subprime real estate or consumer lending.

Loan Maturity and Repricing

The following table sets forth certain information at June 30, 2001 regarding the dollar amount of loans maturing in the Savings Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.  Mortgage loans which have adjustable rates are shown as maturing at their next repricing date.  Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

		After One Year	After 3 Years	After 5 Years
	Within One Year	Through 3 Years	Through 5 Years	Through 10 Years	Beyond 10 Years	Total
	(In thousands)
Real estate mortgage. . . . . . . . . . . . . . . . . . .	$ 125,768	$ 516	$ 13	$ 163	$ 531	$ 126,991
Commercial real estate. . . . . . . . . . . . . . . . .	32,385	56	-	90	-	32,531
Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	12,677	-	-	-	-	12,677
Mobile home. . . . . . . . . . . . . . . . . . . . . . . . .	1,293	9	-	-	-	1,302
Automobile. . . . . . . . . . . . . . . . . . . . . . . . . .	7,593	59	120	-	-	7,772
Savings account loans. . . . . . . . . . . . . . . . . .	1,386	216	52	5	26	1,685
Other consumer. . . . . . . . . . . . . . . . . . . . . . .	1,915	165	-	-	-	2,080
Commercial business. . . . . . . . . . . . . . . . . . .	8,201	44	8	-	91	8,344
Total loans. . . . . . . . . . . . . . . . . . . . . . . .	$ 191,218	$ 1,065	$ 193	$ 258	$ 648	$ 193,382

The following table sets forth the dollar amount of all loans due one year after >June 30, 2001, all of which have fixed interest rates.

Fixed
Rates
(In thousands)
Real estate mortgage. . . . .	$ 709
Commercial real estate. . . .	146
Land. . . . . . . . . . . . . . . . .	-
Mobile home. . . . . . . . . . .	9
Automobile. . . . . . . . . . . .	179
Savings account loans. . . .	299
Other consumer. . . . . . . . .	165
Commercial business. . . . .	143
Total. . . . . . . . . . . . . . .	$ 1,650

The following table sets forth scheduled contractual amortization of loans and mortgage-backed securities at June 30, 2001 and the dollar amount of such loans and mortgage-backed securities at the date they are scheduled to mature after one year which have fixed or adjustable interest rates.  Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At June 30, 2001
			Commercial		Mortgage-
	Mortgage	Consumer	Business	Total	Backed
	Loans	Loans	Loans	Loans	Securities
	(In thousands)
Amounts due:
Within one year. . . . . . . . . . .	$ 7,334	$ 4,832	$4,445	$ 16,611	$ -
After one year				-	-
through three years. . . . . . . .	1,683	3,708	1,753	7,144	-
After three years				-	-
through five years. . . . . . . . .	2,417	3,105	1,476	6,998	8
After five years. . . . . . . . . . . .	160,765	1,194	670	162,629	363
Total. . . . . . . . . . . . . . . . .	$172,199	$12,839	$8,344	$193,382	$371

Interest rate terms
on amounts due after
one year:
Fixed. . . . . . . . . . . . . . . . . .	$ 855	$ 652	$ 143	$ 1,650	$ 65
Adjustable. . . . . . . . . . . . . .	164,010	7,355	3,756	175,121	306
Total. . . . . . . . . . . . . . . . .	$164,865	$ 8,007	$3,899	$176,771	$371

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

Loan Originations, Purchases and Sales Loans are originated to meet or exceed the applicable underwriting requirements of the Savings Bank.  The Savings Bank has never sold loans in the secondary market.

The Savings Bank has occasionally purchased loans from other financial institutions or two local appliance dealers, as discussed above.  See "-- Consumer and Commercial Business Loans."  The Savings Bank did not purchase any mortgage loans during 2001.

The following table shows total mortgage loans originated, purchased, sold and repaid during the periods indicated.

	Years Ended June 30,
	2001	2000	1999
	(In thousands)
Total mortgage loans at beginning of period. . . . . . . . .	$161,615	$142,323	$ 137,656
Loans originated:
One-to-four family residential. . . . . . . . . . . . . . . . . .	34,615	38,075	37,155
Multi-family residential and commercial real estate. .	10,435	13,104	6,832
Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5,975	5,093	3,194
Total loans originated. . . . . . . . . . . . . . . . . . . . . . .	51,025	56,272	47,181

Loans purchased:
One-to-four family residential. . . . . . . . . . . . . . . . . .	-	-	49
Multi-family residential and commercial real estate. .	-	-	-
Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	-	-	29
Participation loans. . . . . . . . . . . . . . . . . . . . . . . . . . .	-	-	-
Total loans purchased. . . . . . . . . . . . . . . . . . . . . . .	-	-	78

Loans sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	-	-	-

Mortgage loan principal repayments. . . . . . . . . . . . . .	39,972	36,818	42,467

Other-loans charged off or
transferred to other real estate(1). . . . . . . . . . . . . . . .	469	162	125
Total other activity. . . . . . . . . . . . . . . . . . . . . . . . .	469	162	125
Total gross mortgage loans at end of period. . . . . . . . .	$172,199	$161,615	$ 142,323

Total mortgage-backed certificates at beginning of
Period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 449	$ 550	$ 703
Mortgage-backed purchased. . . . . . . . . . . . . . . . . . . .	-	-	-
Mortgage-backed sold. . . . . . . . . . . . . . . . . . . . . . . . .	-	-	-
Principal repayments. . . . . . . . . . . . . . . . . . . . . . . . . .	(87)	(100)	(143)
Amortization of premiums. . . . . . . . . . . . . . . . . . . . .	-	-	-
Adjustment to market value. . . . . . . . . . . . . . . . . . . .	14	(1)	(10)
Total mortgage-backed at end of period. . . . . . . . . . .	$ 376	$ 449	$ 550

-------------

(1)   Loans transferred to other real estate amounted to $449,000, $142,000 and $99,000 during fiscal 2001, 2000 and 1999, respectively.  Mortgage loans charged off amounted to $20,000, $20,000 and $26,000 during fiscal 2001, 2000 and 1999, respectively.

Loan Commitments The Savings Bank issues commitments for adjustable rate one-to-four family residential mortgage loans that are honored for up to a maximum of 30 days from approval.  If the commitment expires, it is generally renewed upon request without penalty or expense to the borrower at the current market rate.  The Savings Bank had outstanding net loan commitments of approximately $451,000 at June 30, 2001.  See Note 14 of the Notes to the Consolidated Financial Statements.

Loan Origination and Other Fees The Savings Bank does not charge points on ARM mortgage loans.  Instead, it quotes an interest rate, or base rate, with no points and gives the borrower the option, if desired, to pay a 1% fee, but obtain the loan at 1% below the Savings Bank's base rate at the time the loan is issued.  Subsequent increases in the loan's interest rate are based upon the reduced rate rather than the base rate.  Construction borrowers can pay a 2% fee and receive a 2% reduction in the initial rate.  Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan.  Net deferred fees associated with loans that are sold are recognized as income at the time of sale.  The Savings Bank had $288,000 net deferred loan costs at June 30, 2001.

Non-Performing Assets and Delinquencies The Savings Bank generally institutes collection procedures when a monthly payment is two to four weeks delinquent.  A first notice is generally mailed to the borrower, or a phone call made.  If necessary, a second notice follows at the end of the next two week period.  In most cases, delinquencies are cured promptly; however, if the Savings Bank is unable to make contact with the borrower to obtain full payment, or, if that is not possible, work out a repayment schedule, a notice to commence foreclosure may be mailed to the borrower.  The Savings Bank makes every reasonable effort, however, to work with delinquent borrowers.  Understanding that borrowers sometimes cannot make payments because of illness, loss of employment, etc., the Savings Bank will attempt to work with delinquent borrowers who are communicating and cooperating with the Savings Bank.

The Savings Bank institutes the same collection procedures for non-mortgage loans.

The Board of Directors is informed on a monthly basis as to the status of all mortgage and non-mortgage loans that are delinquent 60 days or more, as well as the status on all loans currently in foreclosure or owned by the Savings Bank through foreclosure.

The table below sets forth the amounts and categories of non-performing assets in the Savings Bank's loan portfolio at the dates indicated.  Loans are placed on non-accrual status only when the Savings Bank determines there is little, if any, likelihood they will be repaid.  The loans are fully reserved at that time, through appropriate loss reserves and are kept on the books as long as some principal is being repaid.  The Savings Bank has no reserves for uncollected interest and does not accrue interest on the non-accrual loans.  The Savings Bank would have recorded interest income of $4,300 annually on non-accrual loans during the years ended June 30, 2001, 2000 and 1999, respectively, if such loans had been performing during such periods.  The Savings Bank did not recognize interest income on loans after being placed on a non-accrual basis during the years ended June 30, 2001, 2000 and 1999.

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

	At June 30,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Loans accounted for on
a nonaccrual basis
Real estate:
Residential. . . . . . . . . . . . . . . . . . . .	$ -	$ -	$ -	$ -	$ -
Commercial. . . . . . . . . . . . . . . . . . .	-	-	-	-	-
Commercial business. . . . . . . . . . . . .	40	40	40	48	48
Consumer. . . . . . . . . . . . . . . . . . . . . .	9	9	15	9	9
Total. . . . . . . . . . . . . . . . . . . . . . . .	$ 49	$ 49	$ 55	$ 57	$ 57

Accruing loans which are contractually
past due 90 days or more:
Real estate:
Residential. . . . . . . . . . . . . . . . . . . .	$1,623	$1,536	$ 718	$1,321	$ 461
Commercial. . . . . . . . . . . . . . . . . . .	1,038	737	315	306	152
Commercial business. . . . . . . . . . . . .	552	83	99	201	12
Consumer. . . . . . . . . . . . . . . . . . . . . .	275	333	227	255	122
Total. . . . . . . . . . . . . . . . . . . . . . . .	$3,488	$2,689	$1,359	$2,083	$ 747

Total of nonaccrual and
90 days past due loans. . . . . . . . . . . .	$3,537	$2,738	$1,414	$2,140	$ 804

Real estate owned. . . . . . . . . . . . . . . . . .	193	-	-	-	114

Other non-performing assets. . . . . . . . . .	-	-	-	-	-
Slow home loans (60 to 90 days
delinquent). . . . . . . . . . . . . . . . . . . . . .	995	750	537	700	602
Total non-performing assets. . . . . . .	$4,725	$3,488	$1,951	$2,840	$ 1,520

Total loans delinquent 90 days
or more to net loans. . . . . . . . . . . . . . .	1.86%	1.57%	0.92%	1.46%	0.56%

Total loans delinquent 90 days
or more to total consolidated
assets. . . . . . . . . . . . . . . . . . . . . . . . . .	1.60%	1.38%	0.79%	1.24%	0.46%

Total non-performing assets
to total consolidated
assets. . . . . . . . . . . . . . . . . . . . . . . . . .	2.14%	1.75%	1.09%	1.65%	0.93%

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

At June 30, 2001 and 2000 the aggregate amounts of the Savings Bank's classified assets as determined by the Savings Bank, and of the Savings Bank's general and specific loss allowances and charge-offs, were as follows:

	At June 30,
	2001	2000
	(In thousands)
Loss. . . . . . . . . . . . . . . . . . .	$ 70	$ 76
Doubtful. . . . . . . . . . . . . . . .	162	149
Substandard assets. . . . . . . . .	1,600	2,047
Total classified assets. . . . .	$1,832	$2,272

General loss allowances. . . . .	$ 337	$ 307
Specific loss allowances. . . . .	359	290
Total loss allowances. . . . .	$ 696	$ 597

Charge-offs. . . . . . . . . . . . . .	$ 61	$ 37

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

The Savings Bank's further policy is not to remove a loan from a substandard classification, again, irrespective of pay record or collateral value, until those perceived weaknesses are cured.  Because of this stringent classification policy, the June 30, 2001 substandard classification totals included $962,000 of loans that were current in their payment obligations.

The following is a discussion of the Savings Bank's largest substandard loan at June 30, 2001:  An area borrower instituted bankruptcy proceedings early last year at which point the loan was classified substandard.  A discharge was obtained by the end of last year.  Since the borrower has made all required monthly payments this year, the loan, with a $142,000 balance and secured with real estate evaluated at $200,000, will be removed from the substandard classification at the end of this quarter.

Real Estate Owned.  Real estate acquired by the Savings Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired, the unpaid principal balance of the related loan plus foreclosure costs are compared to the property's appraised alue.  The property is then directly written down to the lower of cost or fair value.  Subsequently, the property is carried at the lower of cost or net realizable value with any adjustments made through the establishment of a specific reserve.  At June 30, 2001, two properties were held as real estate owned with a value of $193,000.  At June 30, 2000, no property was held as real estate owned.

Reserve for Loan Losses

The Savings Bank's loan personnel, at least monthly, evaluate the need to establish reserves for losses on loans based on estimated losses on specific loans when a finding is made that a decline in value has occurred.  Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, historical loss experience, the level and trend of delinquent and classified loans, current and anticipated economic; and real estate conditions and the composition of the loan portfolio. These provisions for losses are charged against earnings in the year they are established.   The Savings Bank had reserves for loan losses at June 30, 2001, 2000 and 1999 of approximately $696,000, $597,000 and $540,000, respectively.

Management believes that loan loss reserves were adequate at June 30, 2001.  However, if the underlying facts and circumstances of the loan portfolio change in the future, the adequacy of the allowance for loan losses will be addressed and, if need be, adjusted accordingly.

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

	At June 30,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Allowance at beginning of period. . . . . . . . . . . . . . . . . . .	$ 597	$ 540	$ 528	$ 482	$ 520
Provision for loan losses. . . . .	153	89	84	66	71
Recoveries:
Residential real estate. . . . . .	5	-	-	12	-
Commercial real estate. . . . .	-	-	-	-	-
Consumer. . . . . . . . . . . . . .	1	5	-	-	5
Commercial business. . . . . .	-	-	-	-	-
Total recoveries. . . . . . . . .	6	5	-	12	5

Charge offs:
Residential real estate. . . . . .	20	20	14	5	8
Commercial real estate. . . . .	-	-	12	-	-
Consumer. . . . . . . . . . . . . . .	37	17	46	27	31
Commercial business. . . . . . .	3	-	-	-	75
Total charge offs. . . . . . . . .	60	37	72	32	114
Net charge offs. . . . . . . . . .	54	32	72	20	109
Allowance at end of period	$ 696	$ 597	$ 540	$ 528	$ 482

Ratio of allowance to total loans outstanding at the end
of the period. . . . . . . . . . . . . .	0.36%	0.33%	0.34%	0.35%	0.35%
Ratio of net charge offs to average loans
outstanding during the period. .	0.03%	0.02%	0.05%	0.01%	0.09%

Allowance for Loan Losses by Category

	At June 30,
	2001			2000			1999			1998			1997
			%			%			%			%			%
		%	of Gross		%	of Gross		%	of Gross		%	of Gross		%	of Gross
		of Out-	Loans in		of Out-	Loans in		of Out-	Loans in		of Out-	Loans in		of Out-	Loans in
		standing	Category		standing	Category		standing	Category		standing	Category		standing	Category
		Loans in	to Gross		Loans in	to Gross		Loans in	to Gross		Loans in	to Gross		Loans in	to Gross
	Amount	Category	Loans	Amount	Category	Loans	Amount	Category	Loans	Amount	Category	Loans	Amount	Category	Loans
	(Dollars in thousands)
Real estate -- mortgage:
Residential. . . . . . . . . . . . . . . . . . . . . . . .	$ 193	0.16%	64.00%	$ 195	0.16%	66.44%	$ 198	0.18%	72.14%	$ 195	0.17%	74.74%	$ 174	0.16%	76.82
Commercial. . . . . . . . . . . . . . . . . . . . . . .	127	0.41	15.95	112	0.39	15.96	70	0.44	10.11	69	0.59	7.72	60	0.55	7.9
Land. . . . . . . . . . . . . . . . . . . . . . . . . . . .	23	0.18	6.48	17	0.18	5.05	16	0.19	5.36	20	0.23	5.80	15	0.22	4.97
Second mortgage loans. . . . . . . . . . . . . .	14	0.28	2.62	14	0.27	2.84	13	0.26	3.19	12	0.24	3.27	9	0.21	3.11
Consumer. . . . . . . . . . . . . . . . . . . . . . . . .	203	1.58	6.64	170	1.45	6.59	163	1.61	6.45	161	1.55	6.89	156	2.01	5.63
Commercial business. . . . . . . . . . . . . . . .	136	1.63	4.31	89	1.59	3.12	80	1.85	2.75	71	2.99	1.58	68	3.15	1.57
Total allowance for
loan losses. . . . . . . . . . . . . . . . . . . . .	$ 696	0.36%	100.00%	$ 597	0.33%	100.00%	$ 540	0.34%	100.00%	$ 528	0.35%	100.00%	$ 482	0.35%	100.00

Investment Activities

Savings and loan associations have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various Federal agencies and of state and municipal governments, deposits at the FHLB-Des Moines, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds.  Subject to various restrictions, savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly.  Savings institutions are also required to maintain minimum levels of liquid assets which vary from time to time.  See "REGULATION OF FIRST HOME ‑- Federal Home Loan Bank System."  The Savings Bank may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on investments in relation to return on loans.

Routine short-term investment decisions are made by the President and Chief Executive Officer, who acts within policies established by the Board of Directors, and are reported monthly to the Board.  Those investments include federally insured certificates of deposit, FHLB term time obligations, bankers acceptances, treasury obligations and U.S. Government agencies.  All other investments including, but not limited to, mortgage-backed securities, bank qualifying municipal tax exempt bonds, corporate bonds or other longer term obligations require prior Board approval.  Securities are purchased for investment purposes.  The goals of the Savings Bank's investment policy are to select investments based on safety first, flexibility second and diversification third.  In addition, as a result of the concern with interest rate risk exposure, there has been a focus on short-term investments.  At June 30, 2001, the Company's and the Savings Bank's securities investment portfolio totaled $4.0 million and consisted primarily of federal agency obligations securities, mutual funds, and municipal bonds.  For further information concerning the Savings Bank's investment and mortgage-backed securities portfolio, see Notes  2, 3 and 4 of the Notes to the Consolidated Financial Statements.

Investment Securities Analysis

The following table sets forth the Company's and the Savings Bank's investment securities portfolio at carrying value at the dates indicated.

	At June 30,
	2001			2000		>	1999
	Book	>	Percent of	Book	Percent of	>	Book	Percent of
	Value(1)		Portfolio	Value(1)	Portfolio		Value(1)	Portfolio
	(Dollars in thousands)
Debt securities:
U.S. government treasury and
obligations of U.S.
government agencies. . . . . . . . . . . . . . . . .	$ -		-%	$2,653	39.91%		$2,172	37.33%
Auto and student loan pools. . . . . . . . . . . . .	16		0.40	23	0.34		34	0.58
State and political subdivisions. . . . . . . . . . .	1,317		32.83	1,634	24.58		1,510	25.96
Total debt securities. . . . . . . . . . . . . . . . . .	1,333		33.23	4,310	64.83		3,716	63.87

Equity securities:
Federal Home Loan Bank
stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,091		27.20	1,072	16.13		1,058	18.18
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,587		39.57	1,266	19.04		1,044	17.95
Total equity securities. . . . . . . . . . . . . . . .	2,678		66.77	2,338	35.17		2,102	36.13
Total investment securities. . . . . . . . . . . . .	$4,011		100.00%	$6,648	100.00%		$5,818	100.00%

-------------------------

(1)  The market value of the Company's and the Savings Bank's investment securities portfolio amounted to $4.83 million, $6.62 million and $5.81 million at June 30, 2001, 2000 and 1999, respectively.  At June 30, 2001, the market value of the principal component of the Company's and the Savings Bank's investment securities portfolio which were equity securities in financial institutions was $1.6 million.

The following table sets forth the maturities and weighted average yields of the debt securities in the Company's and the Savings Bank's investment securities portfolio at June 30, 2001.

	Less Than		One to		Five to		Over Ten
	One Year		Five Years		Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. government treasury and
obligations of U.S.	$ -	-%	$ -	-%	$ -	-%	$ -	-%
government agencies. . . . . . . . . . . . . . . . .
Student loan pool. . . . . . . . . . . . . . . . . . . . .	16	4.60	-	-	-	-	-	-
State and political subdivisions. . . . . . . . . . .	220	5.03	962	4.76	135	5.01	-	-
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 236	5.00	$ 962	4.76	$ 135	5.01	$ -	-

At June 30, 2001, the Savings Bank held no security which had an aggregate book value in excess of 10% of the Company's stockholders' equity.

Mortgage-Backed Securities. To supplement lending activities in previous periods of deposit growth and/or declining loan demand, the Savings Bank has invested in residential mortgage-backed securities.  Because of strong local loan demand, however, no mortgage-backed securities have been purchased in the past six years.  Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.  For information regarding the carrying and market values of the Savings Bank's mortgage-backed securities portfolio, see Note 4 of the Notes to Consolidated Financial Statements.  The Savings Bank has invested in federal agency securities issued by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA").  As of June 30, 2001, 82% of the outstanding balance of the mortgage-backed securities had adjustable rates of interest.

As of June 30, 2001, the Savings Bank's portfolio included $376,000 of mortgage-backed securities purchased as investments to supplement the Savings Bank's mortgage lending activities.

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

The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 2001.

Weighted
Average					Percentage
Interest			Minimum		of Total
Rate	Term	Category	Amount	Balance	Deposits
			(Dollars in thousands)
0.00%	None	Non-interest bearing	$ -	$ 6,864	4.23%
2.18%	None	NOW accounts	25	22,715	13.98
3.78%	None	Super Saver accounts	1	19,403	11.94
2.79%	None	Super NOW accounts	300	4,751	2.92
3.00%	None	Savings accounts	-	11,981	7.38

		Certificates of deposit
4.44%	3 months	Fixed term, fixed rate	500	3,148	1.94
4.76%	6 months	Fixed term, fixed rate	500	16,412	10.10
5.56%	12 months	Fixed term, fixed rate	500	20,700	12.74
5.83%	18 months	Fixed term, fixed rate	500	2,584	1.59
5.75%	24 months	Fixed term, fixed rate	500	5,063	3.12
5.65%	30 months	Fixed term, fixed rate	500	1,471	0.91
5.81%	36 months	Fixed term, fixed rate	500	2,301	1.42
5.67%	48 months	Fixed term, fixed rate	500	694	0.43
6.00%	60 months	Fixed term, fixed rate	500	6,217	3.83
6.23%	72 months	Fixed term, fixed rate	500	76	0.05
5.22%	120 months	Fixed term, fixed rate	500	21	0.01
various	various	Fixed term, adjustable rate	500	16,391	10.09
various	various	Jumbo certificates	100,000	21,646	13.32
				$162,438	100.00%

The following table indicates the amount of the Savings Bank's jumbo certificates of deposit by time remaining until maturity as of letter-spacing:-.1pt">June 30, 2001 Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

Jumbo
Certificates
Maturity Period	of Deposit
(In thousands)

Three months or less. . . . . .	$ 5,156
Three through six months. . .	4,370
Six through twelve months. .	5,814
Over twelve months. . . . . . .	6,306
Total. . . . . . . . . . . . . . .	$21,646

Time Deposits by Rates

The following table sets forth the time deposits in the Savings Bank classified by rates as of the dates indicated.

	At June 30,
	2001	2000	1999
	(In thousands)
2.00 - 4.49%. .	$ 4,981	$ 463	$ 4,002
4.50 - 5.49%. .	41,467	19,461	61,689
5.50 - 6.49%. .	42,472	70,093	19,146
6.50 - 7.49%. .	7,804	5,857	4,705
Over 7.49%. .	-	-	210
Total. . . . . . ..	$96,724	$95,874	$89,752

The following table sets forth the amount and maturities of time deposits at June 30, 2001.

	Amount Due
							Percent
							of Total
	Less than	1-2	2-3	3-4	After		Certificate
	One Year	Years	Years	Years	4 Years	Total	Accounts
	(Dollars in thousands)
2.00 - 4.49%. . .	$ 4,852	$ 129	$ -	$ -	$ -	$ 4,981	5.15%
4.50 - 5.49%. . .	32,471	6,420	1,677	665	234	41,467	42.87
5.50 - 6.49%. . .	24,517	5,251	5,055	7,228	421	42,472	43.91
6.50 - 7.49%. . .	4,978	586	434	1,382	424	7,804	8.07
Over 7.49%. . .	-	-	-	-	-	-	-
Total. . . . . . . . .	$66,818	$12,386	$7,166	$9,275	$1,079	$96,724	100.00%

Deposit Flow

The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Savings Bank at the dates indicated.

	At June 30,
	2001			2000			1999
		Percent			Percent			Percent
		Of	Increase		Of	Increase		Of
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total
	(Dollars in thousands)
Non-interest bearing. . . . . . . . . . . . . .	$ 6,864	4.23%	$ 1,122	$ 5,742	3.69%	$ 596	$ 5,146	3.40%
NOW checking. . . . . . . . . . . . . . . . . .	22,715	13.98	2,668	20,047	12.88	2,042	18,005	11.91
Regular savings accounts. . . . . . . . . .	11,981	7.38	1,627	10,354	6.65	147	10,207	6.75
Super Saver accounts. . . . . . . . . . . . .	19,403	11.94	828	18,575	11.93	(2,846)	21,421	14.17
Super NOW accounts. . . . . . . . . . . . .	4,751	2.92	(318)	5,069	3.26	(1,610)	6,679	4.42
Fixed-rate certificates which			-
mature (1):			-
Within 1 year. . . . . . . . . . . . . . . . .	61,040	37.58	(1,447)	62,487	40.14	761	61,726	40.82
After 1 year, but within 2 years. . .	7,653	4.71	(237)	7,890	5.07	524	7,366	4.87
After 2 years, but within 5 years. .	8,012	4.93	(1,852)	9,864	6.34	3,638	6,226	4.12
Thereafter. . . . . . . . . . . . . . . . . . . .	21	0.01	(5)	26	0.02	(7)	33	0.02
Adjustable-rate certificates. . . . . . . . .	19,998	12.32	4,391	15,607	10.02	1,206	14,401	9.52
Total certificates. . . . . . . . . . . . . . . . .	96,724	59.55	850	95,874	61.59	6,122	89,752	59.35
Total. . . . . . . . . . . . . . . . . . . . . .	$ 162,438	100.00%	$ 6,777	$155,661	100.00%	$ 4,451	$151,210	100.00%

________________

(1)  At June 30, 2001, 2000 and 1999, jumbo certificates of deposit amounted to $21.6 million, $20.7 million and $18.1 million, respectively, and IRAs equaled $19.0 million, $16.6 million and $15.6 million at those dates, respectively.

The following table sets forth the savings activities of the Savings Bank for the periods indicated.

	Years Ended June 30,
	2001	2000	1999
	(In thousands)
Beginning balance. . . . . . . . . . . . .	$ 155,661	$151,210	$ 141,059
Net increase (decrease) before
interest credited. . . . . . . . . . . . . .	551	(1,266)	5,274
Interest credited. . . . . . . . . . . . . . .	6,226	5,717	4,877
Net increase in
savings deposits. . . . . . . . . . . . . .	6,777	4,451	10,151

Ending balance. . . . . . . . . . . . . . . .	$ 162,438	$155,661	$ 151,210

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

The following tables set forth certain information concerning the Savings Bank's borrowings at the dates and for the periods indicated.

	At June 30,
	2001	2000
Weighted average rate paid on
FHLB advances. . . . . . . . . . . . . . . . . .	5.66%	7.20%

	Years Ended June 30,
	2001	2000
	(Dollars in thousands)
Maximum amounts of FHLB advances
outstanding at any month end. . . . . . .	$37,819	$17,900
Approximate average FHLB advances
outstanding. . . . . . . . . . . . . . . . . . . . .	30,136	6,485
Approximate weighted average rate paid
on FHLB advances. . . . . . . . . . . . . . .	6.21%	6.49%

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

Subsidiary Activities

Fybar Service Corporation ("Fybar") is a Missouri corporation wholly owned by the Savings Bank.  Fybar owns five rental properties.  One is an office building in Mountain Grove, Missouri called "The Shannon Centre" which is adjacent to the Savings Bank's drive-in and is currently 70% occupied.  The second property is is a duplex in Ozark, Missouri which is 100% occupied.  The third is a single family residence in Gainesville, Missouri which is currently occupied.  The fourth property is a commercial building in Mountain Grove, Missouri and is fully occupied.  The fifth is a single family residence in Mountain Grove, Missouri and is also currently occupied.

Fybar serves as Trustee on all the Savings Bank's deeds of trust, is a registered agent and receives limited income from credit life and accident and health policies written in conjunction with the Savings Bank's loans.

At June 30, 2001, the Savings Bank had an investment in Fybar of $551,000.

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

Federal Regulation of Savings Banks

The OTS has extensive authority over the operations of all insured savings associations.  As part of this authority, First Home is required to file periodic reports with the OTS District Director and is subject to periodic examinations by the OTS and the FDIC.  The OTS and FDIC have extensive discretion in their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in these policies, whether by the OTS, the FDIC or Congress, could have a materials adverse impact on the Company.

The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS.  A schedule of fees has also been established for the various types of applications and filings made by savings associations with the OTS.  The general assessment, to be paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report.  Savings associations that (unlike the Savings Bank) are classified as "troubled" (i.e., having a supervisory rating of "4" or "5" or subject to a conservatorship) are required to pay a 50% premium over the standard assessment.  For the first half of 2001, the Savings Bank's assessment under the semi-annual assessment procedure was $27,000.  Based on the current assessment rates published by the OTS and First Home's total assets of approximately $214.8 million at March 31, 2001, First Home will be required to pay a semi-annual assessment of approximately $28,000 for the second half of calendar year 2001.

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

First Home is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities.  Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily‑marketable collateral.  At June 30, 2001, the Savings Bank's limit on loans to one borrower was $3.4 million.  At June 30, 2001, the Savings Bank's largest single loan to one borrower was $826,000, which was performing according to its original terms.  At June 30, 2001, First Home was in compliance with applicable loans-to-one borrower limitations.

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

Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points.  However, SAIF and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  This amount is currently equal to about 2.1 basis points for each $100 in domestic deposits for both BIF and SAIF members.  These assessments, which are revised quarterly based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

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

First Home, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Des Moines.  First Home complied with this requirement with an investment in FHLB-Des Moines stock of $1.9 million at June 30, 2001.

Among other benefits, the FHLB provides a central credit facility primarily for member institutions.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines.  At June 30, 2001, the Savings Bank had $32.3 million of advances from the FHLB-Des Moines.

Prompt Corrective Action

The OTS is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institution's degree of undercapitalization.  Generally, an institution that has a ratio of total capital to risk‑weighted assets of less than 8%, a ratio of Tier I (core) capital to risk‑weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized."  An institution that has a total risk‑based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized."  Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized."  OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized."  Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2001, First Home was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

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

Qualified Thrift Lender Test.  All savings associations, including First Home, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio asset, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  At June 30, 2001, First Home met the test and its qualified thrift lender percentage was 87.13%.

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

Capital Requirements

Federally insured savings associations, such as the Savings Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk‑based capital requirement applicable to such savings associations.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At June 30, 2001, the Savings Bank had tangible capital of $20.5 million, or 9.5% of adjusted total assets, which is approximately $17.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At June 30, 2001, the Savings Bank had $649,000 in intangible assets.

The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital.  At June 30, 2001, the Savings Bank had core capital equal to $20.5 million, or 9.5% of adjusted total assets, which is $11.8 million above the minimum leverage ratio requirement of 4% as in effect on that date.

The OTS risk‑based requirement requires savings associations to have total capital of at least 8% of risk‑weighted assets. Total capital consists of core capital, as defined above, and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk‑weighted assets. Supplementary capital may be used to satisfy the risk‑based requirement only to the extent of core capital.

In determining the amount of risk‑weighted assets, all assets, including certain off‑balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset.  For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one‑to‑four family first lien mortgage loans not more than 90 days delinquent and having a loan‑to‑value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

On June 30, 2001, the Savings Bank had total risk‑based capital of a approximately $20.8 million, including $20.5 million in core capital and $337,000 in qualifying supplementary capital, and risk‑weighted assets of $167.3 million, or total capital of 12.4% of risk‑weighted assets.  This amount was $13.4 million above the 8% requirement in effect on that date.

The OTS  is authorized to impose capital requirements in excess of these standards on individual associations on a case‑by‑case basis. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked‑based capital ratio or an 8% risk‑based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

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

The following table presents the Savings Bank's capital levels as of June 30, 2001.

	At June 30, 2001
		Percent of
	Amount	Assets
	(Dollars in thousands)
Tangible capital. . . . . . .	$20,506	9.5%
Minimum required
tangible capital. . . . . .	3,253	1.5
Excess. . . . . . . . . . . . . .	$17,253	8.0%

Core capital. . . . . . . . . .	$20,506	9.5%
Minimum required core
capital. . . . . . . . . . . . .	8,673	4.0
Excess. . . . . . . . . . . . . .	$11,833	5.5%

Risk-based capital. . . . .	$20,811	12.4%
Minimum risk-based
capital requirement. . .	13,384	8.0
Excess. . . . . . . . . . . . . .	$ 7,427	4.4%

Limitations on Capital Distributions

OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL.  If an association does not requalify and converts to a national bank charter, it must remain SAIF‑insured until the FDIC permits it to transfer to the BIF.  If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state.  In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends.  If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank.  In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties.  If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

Investment Rules

Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower.  Generally, this limit is 15% of the Savings Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion.  The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units.  At June 30, 2001, the largest loans by the Savings Bank outstanding to any one borrower, including related entities, was $1,142,000.  First Home has a working relationship with a local closely-held corporation that buys, sells, develops, rents and manages real estate in our area.  At June 30, 2001, there were 20 separate loans secured by 20 different pieces of real estate, with a combined evaluation of $1.60 million.  All loans are personally endorsed and guaranteed by the corporate owners.  These loans were performing in accordance with their terms at that date.

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

Transactions with Affiliates

Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non‑affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital.  Affiliates of the Savings Bank include the Company and any company which is under common control with the Savings Bank.  In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.  The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS.  These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests.  Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

REGULATION OF FIRST BANCSHARES

General

First Bancshares is a unitary savings and loan holding company subject to regulatory oversight of the OTS.  Accordingly, the Company is registered with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements.  The Company is required to file certain reports with, and otherwise comply with the regulations of, the OTS and the Securities and Exchange Commission.  As a subsidiary of a savings and loan holding company, the Savings Bank is subject to certain restrictions in its dealings with the Company and with other companies affiliated with the Company and also are subject to regulatory requirements and provisions as federal institutions.

New Legislation.

On November 12, 1999, the Gramm‑Leach‑Bliley Financial Services Modernization Act of 1999 was signed into law.  The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

(a)        repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

(b)        provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

(c)        broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

(d)        provides an enhanced framework for protecting the privacy of consumer information;

(e)        adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;

(f)        modifies the laws governing the implementation of the Community Reinvestment Act; and

(g)        addresses a variety of other legal and regulatory issues affecting day‑to‑day operations and long‑term activities of financial institutions.

Acquisitions

Federal law and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof.  They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

Activities

As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions.  If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Savings Bank or any other SAIF-insured savings association) generally become subject to additional restrictions.  There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company.  Federal law provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than:  (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies.  Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

Qualified Thrift Lender Test.

If the Savings Bank fails the qualified thrift lender test, within one year the Company must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies.  See "Regulation of First Home ‑‑ Qualified Thrift Lender Test" for information regarding the Savings Bank's qualified thrift lender test.

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

Bad Debt Reserve.  Historically, savings institutions such as the Savings Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income.  The Savings Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Savings Bank's actual loss experience, or a percentage equal to 8% of the Savings Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve.  Due to the Savings Bank's loss experience, the Savings Bank generally recognized a bad debt deduction equal to 8% of taxable income.

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

Distributions.  To the extent that the Savings Bank makes "nondividend distributions" to the Corporation that are considered as made:  (I) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii)  from the supplemental reserve for losses on loans ("Excess Distributions"),then an amount based on the amount distributed will be included in the Savings Bank's taxable income.  Nondividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation.  However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve.  Thus, any dividends to the Corporations that would reduce amounts appropriated to the Savings Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Savings Bank.  The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if, the Savings Bank makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes).  See "REGULATION" for limits on the payment of dividends by the Savings Bank.  The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

Other Federal Tax Matter.  Other changes in the federal tax system could also affect the business of the Savings Bank.  These changes include limitations on the deduction for personal interest paid or accrued by individual taxpayers, limitations on the deductibility of losses attributable to investment in certain passive activities and limitations on the deductibility of contributions to individual retirement accounts.  The Savings Bank does not believe these changes will have a material effect on its operations.

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

For additional information regarding taxation, see Notes 1 and 10 of the Notes to the Consolidated Financial Statements.

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

The Savings Bank is the only thrift institution located in Wright County, Missouri.  The Savings Bank faces strong competition in the attraction of savings deposits and in the origination of loans.  Its most direct competition for savings deposits and loans has historically come from other thrift institutions and from commercial banks located in its primary market area, some with a state-wide or regional presence.  Additionally, the Savings Bank faces significant competition from the FSA and Farm Credit System and other financial entities in lending.  The Savings Bank also competes with securities firms, credit unions, money market funds and mutual funds in raising deposits.

Management considers the Savings Bank's reputation for financial strength and customer service as its major competitive advantage in attracting and retaining customers in its market area.  The Savings Bank also believes it benefits from its community orientation as well as its relatively high core deposit base.

Personnel

As of June 30, 2001, the Savings Bank had 93 full-time employees and 12 part-time employees.  The Savings Bank believes that employees play a vital role in the success of a service company and that the Savings Bank's relationship with its employees is good.  The employees are not represented by a collective bargaining unit.

Item 2.  Properties

The following table sets forth information regarding the Savings Bank's offices as of June 30, 2001.

			Net	Land	Building
		Year	Book Value	Owned/	Owned/	Square
Location	County	Opened	as of 6/30/01	Leased	Leased	Footage
Main Office		(Dollars in thousands)
142 East First Street	Wright	1911	$ 569	Owned	Owned	9,800
Mountain Grove, Missouri 65711

Branch Offices
1208 N. Jefferson Street	Douglas	1978	368	Owned	Owned	3,500
Ava, Missouri 65608

103 South Clay Street	Webster	1974	386	Owned	Owned	4,200
Marshfield, Missouri 65706

203 Elm Street	Ozark	1992	689	Owned	Owned	3,600
Gainesville, Missouri 65655

7164 Highway 14 East	Christian	1995	272	Owned	Owned	3,000
Sparta, Missouri 65753

Business Highway 160	Ozark	1997	67	Leased	Leased	1,200
Theodosia, Missouri 65761

123 Main Street	Stone	1998	254	Owned	Owned	3,800
Crane, Missouri 65633

South Side of Square	Stone	1998	67	Owned	Owned	1,600
Galena, Missouri 65656

20377 US Highway 160	Taney	2000	653	Owned	Owned	2,250
Forsyth, Missouri 65653

2536 State Highway 176	Taney	2000	493	Owned	Owned	2,500
Rockaway Beach, Missouri 65740

Drive-in Facilities
Route 60 and Oakland	Wright	1986	172	Owned	Owned	1,200
Mountain Grove, Missouri 65711

223 West Washington	Webster	1993	193	Owned	Owned	1,100
Marshfield, Missouri 65706

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001.

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

Item 7.     Financial Statements

Independent Auditors Report*

(a)   Consolidated Statements of Financial Condition as of June 30, 2001 and 2000*

(b)   Consolidated Statements of Income For the Years Ended June 30, 2001, 2000 and 1999*

(c)   Consolidated Statements of Stockholders' Equity For the Years Ended June 30, 2001, 2000 and 1999*

(d)   Consolidated Statements of Cash Flows For the Years Ended June 30, 2001, 2000 and 1999*

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

Name	Age(1)	Position

Stephen H. Romines	59	President and Chief Executive Officer
Charles W. Schumacher	49	Senior Vice-President
Peter M. Medlen	45	Executive Vice President
Susan J. Uchtman	38	Chief Financial Officer

_________________

(1)  As of June 30, 2001.

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

Charles W. Schumacher joined the Savings Bank in 2000 as the Senior Vice President.  Previously, Mr. Schumacher was the Executive Vice President and CEO of Northwoods State Bank in Iowa from 1992-2000.

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

3.2   Bylaws of First Bancshares, Inc.*

10.1   Employment Agreement with Stephen H. Romines**

10.2   First Home Savings Bank 1994 Employee Stock Ownership Plan*

10.3   First Bancshares, Inc. 1993 Stock Option Plan***

10.4   First Home Savings Bank Management Recognition and Development Plan***

10.5   Employment Agreement with Charles W. Schumacher

13.    Annual Report to Stockholders

21.    Subsidiaries of the Registrant

23.    Auditors' Consent

(b)    Report on Form 8-K

No Forms 8-K were filed during the quarter ended June 30, 2001

-------------------

*     Incorporated by reference to the Corporation's Registration Statement on Form S-1 File No. 33-69886.

**    Incorporated by reference to the Corporation's 1994 Annual Meeting Proxy Statement dated September 14, 1994.

***(incorporated by reference to the Form 10KSB filing for the fiscal year ended June 30, 1995)

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused thisreport to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANCSHARES, INC.

Date:  September 28, 2001                                                                       By: /s/ Stephen H. Romines

--------------------------

Stephen H. Romines

Chairman of the Board,

President and Chief

Executive Officer (Duly

Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Stephen H. Romines                                                                       September 28, 2001

-------------------------------

Stephen H. Romines

Chairman of the Board, President, Chief

    Executive Officer (Principal Executive Officer)

By:/s/ Susan J. Uchtman                                                                            September 28, 2001

    -------------------------------

Susan J. Uchtman

Chief Financial Officer

By:                                                       2001

   ---------------------------------

    Harold F. Glass

    Director

By:/s/ Almeta Hardebeck                                                                         September 28, 2001

   ----------------------------------

    Almeta Hardebeck

    Director

By:/s/ John G. Moody                                                                              September 28, 2001

   -----------------------

    John G. Moody

    Director

By:                                                   , 2001

   -------------------------              --------- ---

    Dr. James F. Moore

    Director


Exhibit 10.5

Employment Agreement with Charles W. Schumacher

EMPLOYMENT AGREEMENT

            THIS AGREEMENT entered into this fifth day of September, 2000 between First Home Savings Bank (the "Bank"), and Charles Schumacher (the "Employee"), it is agreed as follows:

            1.  TERM.  The initial term of employment under this Agreement shall be for the period commencing September 5, 2000 and ending September 4, 2003.

            2.  BASE COMPENSATION.  The Bank agrees to pay the Employee during the term of this Agreement a salary at the rate of $95,000.00 per annum, payable in cash not less frequently than every two weeks.

            3.  EMPLOYMENT.  The Employee shall render such duties as the Board of Directors may from time to time reasonable direct.

            4.         a.  PARTICIPATION IN RETIREMENT AND MEDICAL PLANS.  The Employee shall be entitled to participate in any plan of the Bank relating to pension, profit-sharing, or other retirement benefits and medical coverage or reimbursement plans that the Bank may adopt for the benefit of its employees.

                        b.  EMPLOYEE BENEFITS; EXPENSES.  The Employee shall be eligible to participate in any frings benefits that may be or become applicable to the Bank's employees, including participation in a stock option or incentive plan adopted by the Board of Directors, and any other benefits that are commensurate with the responsibilities and functions to be performed by the Employee.

            5.         a.  NONCOMPETITION.  The Employee shall devote his/her full time and best efforts to the performance of his/her employment under this Agreement.  During the term of this Agreement, the Employee shall not, at any time or place, either directly or indirectly, engage in any business or activity in competition with the business affairs or interests of the Bank or be a director, officer, or employee of, or consultant to any bank, savings and loan association, credit union, or similar thrift, savings bank or institution in the area described on Attachment A.

                        b.  The Employee shall not work for, nor be employed by, any financial institution in any county where the Bank has an office for a period of one year following the Employee's termination of employment, for any reason, from the Bank.

                        c.  Nothing in the foregoing subparagraphs in this paragraph 5 shall be determined to prevent or limit the right of the Employee to invest in the capital stock or other securities of any business dissimilar from that of Holding Company or solely as a passive investor in any business.

                        d.  In the event of violation by the Employee of this Agreement for loyalty and noncompetition, the Employee will be subject to damages and because of the relationship of employer and employee, it is hereby agreed injunctive relief is necessary for employer to enforce these provisions of the Agreement to protect its business and good will.

6.  STANDARD.  The Employee shall perform his/her duties under this Agreement in accordance with such reasonable standards expected of employees with comparable positions in comparable organizations and as may be established from time to time by the Board of Directors of the Bank and its subsidiaries.

7.  TERMINATION AND TERMINATION PAY.

This Agreement shall be terminated upon the following occurrences:

            a.  The death of the Employee during the term of this Agreement, in which event the Employee's estate shall be entitled to receive the compensation due the Employee through the last day of the calendar month in which his/her death shall have occurred.

            b.  This Agreement may be terminated at any time by a decision of the Board of Directors of the Bank for conduct not constituting termination for "Just Cause," or by the Employee upon sixty (60) days written notice to the Bank, as the case may be.  In the event this Agreement is terminated by the Board of Directors without Just Cause, the Bank shall be obligated to continue to pay the Employee his/her salary up to the date of termination of the term of this Agreement.  In the event this agreement is terminated by the Employee, the compensation and benefits will be terminated upon the effective date of the employment termination or as may otherwise be determined by the Board of Directors.

            c.  The Bank reserves the right to terminate this Agreement at any time for Just Cause.  Termination for "Just Cause" shall mean termination for personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than a law, rule or regulation relating to a traffic violation or similar offense), final cease-and-desist order, termination under the provisions of subparagraphs (d) and (e) below, or material breach of any provisions of this Agreement.  Subject to the provisions of paragraph 9 hereof, in the event this Agreement is terminated for Just Cause, the Bank shall only be obligated to continue to pay the Employee his/her salary up to the date of the termination.

            d.  (i)  If the Employee is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under Section 8 (e) (3) or (g) (1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818 (e) (3) and (g) (1), the Bank's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings.  If the charges in the notice are dismissed, the Bank may in its discretion (a) pay the Employee all or part of the compensation withheld while its contract obligations were suspended and (b) reinstate (in whole or in part) any of its obligations that were suspended.

                        (ii)  If the Employee is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under Section 8 (e) (4) or (g) (1) of FDIA (12 U.S.C. 1818 (e) (4) or (g) (1), all obligations of the Bank under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

            e.  If the Bank is in default (as defined in Section 3 (x) (1) of the FDIA), all obligations under this Agreement shall be terminated as of the date of default, but this paragraph shall not affect any vested rights of the parties.

            f.  All obligations under this Agreement may be terminated:  (i)  by the Director of the Office of Thift Supervision (the "Director") or his or her designee at the time of the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13 (c) of the FDIA and (ii)  by the Director, or his or her designee at the time the Director of such designee approves a supervisory merger to resolve problems related to operation of the Bank or when the Bank is determined by the Director to be in an unsafe or unsound condition.  Any rights of the partieis that have already vested, however, shall not be affected by such action.

            g.  If, after a "Change of Control" (as hereinafter defined) of the Bank or the Holding Company, the Bank shall terminate the employment of the Employee during the period of employment under this Agreement for any reason other than Just Cause, as defined in paragraph 9 (c), or otherwise change the present capacity or circumstances in which the Employee is employed as set forth in paragraph 3 of this Agreement, or cause a reduction in the Employee's responsibilities or authority or compensation or other benefits provided under this Agreement without the Employee's written consent, then the Bank shall promptly pay to the Employee an amount equal to the product of 2.99 times the Employee's "base amount" as defined in Section 280G (b) (3) of the Internal Revenue Code of 1986, as amended.

              (i).  The Bank shall pay all legal fees and expenses which the employee may incur as a result of the Bank's contesting the validity or enforceability of this Agreement that results in a legal judgement in favor or legal settlement.  If judgement is rendered in favor of the Bank, the Employee shall pay the Bank's legal fees and all expenses.

            (ii).  The Employee shall be required to mitigate the amount of any payment provided for in this Agreement by seeking other comparable employment and any amounts received from the employment by the Employee shall offset the obligations of the Bank hereunder.

8.  CHANGE OF CONTROL.  Paragraph 7 (g) shall be become operative upon the occurrence of a Change of Control of the Holding Company.  Upon a Change of Control of the Holding Company, those special termination provisions shall become operative immediately.  A "Change of Control": shall be deemed to have occurred, if at any time during the period of employment set forth in paragraph 1 of the Agreement:  (i)  any person or persons acting in concert has or have, respectively, beneficial ownership of 25% or more of the Holding Company's Common Stock, (ii)  during any period of 24 consecutive months, individuals who at the beginning of such period constitute the Bank's or the Holding Company's Board of Directors cease for any reason to constitute at least a majority of the Board, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period, or (iii)  a merger, acquisition or other business combination involving the Bank or the Holding Company has occurred which results in an acquisition of the Bank or the Holding Company.  Upon a Change of Control of the Holding Company, those special termination provisions shall become operative immediately.

9.  EXPENSES TO ENFORCE AGREEMENT.  In the event any dispute shall arise between the Employee and the Bank as to the terms or interpretation of this Agreement, whether instituted by formal legal proceedings or otherwise, including any action taken by Employee in defending against any action taken by the Bank, the prevailing party shall be reimbursed for all costs and expenses, including reasonable attorney's fees, arising from such dispute, proceedings or actions.

10.  SUCCESSOR AND ASSIGNS.  (a)  This Agreement shall insure to the benefit of and be binding upon any corporate or other successor of the Bank which shall acquire, directly or indirectly, by merger, consolidation, purchase or otherwise, all or substantially all of the assets of the Bank.

           b.  Since the Bank is contracting for the unique and personal skills of the Employee, the Employee shall be precluded from assigning or delegating his/her rights hereunder without first obtaining written consent of the Bank.

11.  AMENDMENTS.  No amendments or additions to this Agreement shall be binding unless in writing and signed by the parties hereto, except as herein otherwise provided.

12.  APPLICABLE LAW.  This Agreement shall be governed in all respects whether as to validity, construction, capacity, performance or otherwise, by the law of Missouri, except to the extent that Federal law shall be deemed to apply.  This Agreement is intended to comply with the requirements of 12 CFR Section 563.39 and to the extent it conflicts with the provisions of that Section, Section 563.39 shall control.  Any payments made the Employee pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. Section 1828 (k) and any regulations promulgated thereunder.

13.  SEVERABILITY.  The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

Dated this Fifth day of September, 2000 by:

/s/Charles Schumacher          _________             _/s/ Stephen H. Romines__________________

Charles Schumacher                                                First Home Savings Bank

by Stephen H. Romines, President

Exhibit 13

Annual Report to Stockholders

Dear Stockholder:

At first glance, fiscal year 2001 might appear somewhat disappointing as net income dropped from $2.0 million to $1.8 million, nudging earnings per share from $1.06 to $1.00. Upon closer examination, however, a significant portion of the reduction in net income came directly from an investment in the future. In particular, the expenses associated with adding valuable new senior management at the main office, as well as personnel and equipment at two new branches, are expected to produce long-term dividends.

First Bancshares, Inc. repurchased 131,280 shares of stock during the fiscal year ending June 30, 2001. That reduction in outstanding shares, netted against options exercised by bank employees, resulted in a 122,790 decrease in shares outstanding. With stockholders' equity increasing from $24.5 million to $25.2 million and the number of outstanding shares decreasing, book value per share increased from $12.81 to $14.09. At August 31, 2001 remaining repurchase authority, under our 9th repurchase plan was 93,305 shares.

First Bancshares, Inc. paid its 30th quarterly dividend on June 30, 2001. A $.04 per share dividend, to be paid on September 28, 2001, has been announced.

Net loan growth of $15.5 million continued its upward path. While deposit growth increased somewhat from the preceding year to $6.8 million, Federal Home Loan Bank advances of $14.4 million were needed to fund the loan growth and total asset growth during the fiscal year of $21.9 million.

Our inability to finalize an Internet banking product which will truly be a service to our customers continues to be disappointing. While we have a system in place, it has not performed to our satisfaction. We hope, however, to have the matter satisfactorily resolved by the end of this year because we continue to feel it will provide an important benefit to our customers.

The two new branches, at Kissee Mills and Rockaway Beach, have demonstrated stable, steady growth since they opened last summer. On August 31, 2001, combined deposits at the two locations were $3.9 million. A picture of our Rockaway Beach branch, which we moved into in October of last year, is shown on the front cover. Our new facility at Kissee Mills should be open late this month or early in October.

As a final note, and with somewhat mixed emotions, on December 31, 2001 I will retire as President and CEO of First Home Savings Bank while remaining President and CEO of First Bancshares, Inc. and Chairman of both Boards of Directors. Charles W. Schumacher, currently Senior Vice President of First Home Savings Bank, will assume the duties of First Home Savings Bank President and CEO on January 1, 2002.

For fun, on the next page you will find a June 30, 1973 financial statement of First Home Savings Bank (then Home Building and Loan Association). That statement of condition was published four months after I began work in February of 1973. Incidentally, I owe my job in part to nepotism as H. W. Romines, President in 1973, was my father.

Back in 1973 we had no computers, branches, drive-thrus, ATMs or checking accounts. All of the Bank's business, on ledger cards, was handled by a grand total of four employees. We didn't even own our own office. We rented the downstairs of a building, with two upstairs apartments, in conjunction with an insurance agency.

I am proud to have been a part of the growth from a $10.0 million financial institution to one with almost $221.0 million in assets, and ten full service offices with 105 employees. As the assets, locations and personnel have grown so too has the underlying strength of the organization.  Equity, as a percent of assets, has also increased from 8.2% in 1973 to 11.4% at June 30th of this year. If I leave a legacy at the Bank, however, it is the team of dedicated and conscientious people who will continue to serve our customers well, and in so doing further enhance shareholder value.

Sincerely,

Stephen H. Romines

President

HOME BUILDING AND LOAN ASSOCIATION

Mountain Grove, Missouri

Statement of Condition, June 30, 1973

Resources

Real Estate Loan. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  9,560,139.28

Loans on Member Accounts. . . . . . . . . . . . . .  . . . . . . . . . . . . . . .          60,174.02

Federal Home Loan Bank Stock. . . . . . . . . . . . . . . . . . . . . . . . . . .           79,100.00

U. S. Government Obligations. . . . . . . . . . . . . . . . . . . . . . . . . . . .          385,000.00

Cash on Hand and in Banks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         218,611.77

Bank Certificates of Deposit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        366,959.38

Fixed Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       111,874.88

Deferred Charges. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       128,221.26

TOTAL RESOURCES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 10,910,080.59

Liabilities and Reserves

Savings and Investment accounts. . . . . . . . . . . . . . . . . . . . . . . . . $  9,952,198.95

Loans in process. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         27,541.72

Other Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32,484.56

Specific Reserves. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          49,866.35

Federal Insurance Reserve. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         344,164.23

Undivided Profits and Surplus. . . . . . . . . . . . . . . . . . . . . . . . . . .          503,824.78

TOTAL LIABILITIES AND RESERVES . . . . . . . . . . . . . . . . . . . $ 10,910,080.59

The above statement is correct.

H. W. ROMINES, President

MARY RUTH PEEBLES, Secretary-Treasurer

Account insured to $20,000 by F.S.L.I.C.

{FSLIC logo}

ORGANIZED 1911

Business of the Corporation

First Bancshares, Inc. ("Holding Company" or the "Company"), a Missouri corporation, was incorporated on September 30, 1993 for the purpose of becoming the holding company for First Home Savings Bank ("First Home" or the "Savings Bank") upon the conversion of First Home from a Missouri mutual to a Missouri stock savings and loan association. That conversion was completed on December 22, 1993. At June 30, 2001, the Company had total consolidated assets of $221.0 million and consolidated stockholders' equity of $25.2 million.

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

At June 30, 2001, First Home's total gross loans were $193.4 million, or 87.5% of total consolidated assets, including $127.0 million, or 65.7% of total gross loans secured by one-to-four family properties and $45.2 million, or 23.4% of total gross loans secured by other real estate. Of the loans secured by real estate, over 95.0% are adjustable-rate loans.

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

	At June 30,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
FINANCIAL CONDITION DATA:

Total assets	$220,977	$199,086	$178,721	$172,173	$163,973
Loans receivable, net	190,352	174,869	153,616	146,406	134,104
Mortgage-backed certificates	376	449	550	703	828
Cash, interest-bearing deposits
and investment securities	20,580	15,618	17,749	18,941	24,408
Federal funds sold	-	320	245	-	-
Customer deposits	162,438	155,661	151,210	141,059	117,685
Borrowed funds	32,301	17,900	2,200	5,700	23,555
Stockholders' equity	25,191	24,477	24,249	24,365	22,207

	Years Ended June 30,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
OPERATING DATA:

Interest income	$16,096	$13,865	$12,994	$12,771	$11,695
Interest expense	9,128	7,257	6,699	7,005	6,493
Net interest income	6,968	6,608	6,295	5,766	5,202
Provision for loan losses	154	89	84	66	71
Net interest income after provision
for loan losses	6,814	6,519	6,211	5,700	5,131
Gains on investments and
mortgage-backed securities	-	-	23	11	187
Noninterest income, excluding gains
on securities	1,118	966	839	755	527
Noninterest expense	5,148	4,344	4,193	3,729	3,648
Income before taxes	2,784	3,141	2,880	2,737	2,197
Income taxes	972	1,121	1,062	892	784
Net income	$1,812	$2,020	$1,818	$1,845	$1,413
Basic earnings per share	$1.00	$1.06	$0.90	$0.90	$0.65

	At or For the Years Ended June 30,
	2001	2000	1999	1998	1997
KEY OPERATING RATIOS:

Return on average assets	0.86%	1.08%	1.03%	1.08%	0.91%
Return on average equity	7.26	8.28	7.46	7.83	6.24
Average equity to average assets	11.78	13.01	13.82	13.83	14.65
Interest rate spread for period	2.98	3.18	3.15	2.98	2.85
Net interest margin for period	3.49	3.73	3.76	3.58	3.53
Non-interest expense to average assets	2.43	2.37	2.41	2.19	2.36
Average interest-earning assets to
interest-bearing liabilities	111.00	113.00	115.00	114.00	115.00
Allowance for loan losses to total loans at
end of period	0.36	0.33	0.34	0.35	0.35
Net charge-offs to average outstanding loans
during the period	0.03	0.02	0.05	.02	0.09
Ratio of non-performing assets to total assets	1.08	1.36	1.06	1.02	0.93
Ratio of loan loss reserves to non-performing
assets	29.11	22.87	28.48	29.93	31.68

Dividend payout ratio	16.00	15.09	15.56	12.22	16.13

	At June 30,
	2001	2000	1999	1998	1997
OTHER DATA:

Number of:
Loans outstanding	6,440	6,138	5,676	5,545	4,999
Deposit accounts	24,065	22,067	21,038	20,127	15,447
Full service offices	10	8	8	8	6

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

Emphasizing One-to-Four Family Lending. Historically, First Home has been predominantly a one-to-four family residential lender. Single family residential loans constituted 58% of mortgage loans originated during fiscal 2001, 58% of 2000 mortgage loan originations and 66% of 1999 mortgage loan originations. While the percent of loans secured by single family residences has gradually declined over the past three years, there has been a corresponding gradual increase in loans made within our traditional lending territory that are secured by farms and commercial real estate. First Home has worked to achieve a reputation within its local lending territory for prompt, efficient and courteous service during both the loan origination and servicing processes.

Maintaining Asset Quality. First Home strongly emphasizes maintaining asset quality through sound underwriting, constant monitoring and effective collection techniques. At June 30, 2001, First Home's ratio of non-performing assets to total assets was 1.08%, a reduction from 1.36% at June 30, 2000. Actual loan losses, net of recoveries, of loans originated by First Home were $55,000 for the year ended June 30, 2001. During the year ended June 30, 2000, actual loan losses, net of recoveries, of loans originated by First Home were $32,000. Actual loan losses, net of recoveries, of loans originated were $44,000 for the year ended June 30, 1999.

Managing Interest-Rate Risk. First Home relies primarily on adjustable interest rate loans to minimize the inherent risks of interest rate changes. All long-term mortgage loans originated since 1973 have had adjustable rates rather than fixed rates. Further, with few exceptions, the majority of other loans including, but not limited to, commercial loans, cattle loans and personal loans that have maturities exceeding two years also have adjustable rates rather than fixed rates. All loans originated by First Home have been retained in its portfolio. No loans have been sold in the secondary mortgage market. To further minimize interest rate risk, First Home maintains a short-term investment portfolio.

Fiscal Year Ended June 30, 2001 Compared to June 30, 2000

Net Income. Net income for the fiscal year ended June 30, 2001 decreased $208,000 to $1,812,000 from $2,020,000 for the fiscal year ended June 30, 2000. Total interest income increased $2,231,000, noninterest income increased $152,000 and income tax expense decreased $149,000. Those items were more than offset, however, by a $1,871,000 increase in interest expense, a $804,000 increase in noninterest expense, and a $65,000 increase in provision for loan losses.

Net Interest Income. Net interest income increased $360,000, or 5.4%, to $6,968,000 for the fiscal year ended June 30, 2001 from $6,608,000 for the fiscal year ended June 30, 2000. A $2,231,000 increase in total interest income was reduced by a $1,871,000 increase in interest expense.

Interest Income. For the year ended June 30, 2001, total interest income increased $2,231,000, or 16.1%, to $16,096,000 from $13,865,000 for the fiscal year ended June 30, 2000. Interest income from loans receivable increased $2,225,000, or 17.0%. This increase was the result of a $15,483,000 increase in net loans receivable enhanced by an increase in the annualized yield from 8.06% for the year ended June 30, 2000 to 8.35% for the year ended June 30, 2001. The increase in the annualized yield was attributable to higher interest rates being charged on new and existing adjustable rate loans beginning in early 2000. That trend, however, began to reverse as the general trend in interest rates began to decline in mid- to late 2000. With the onset of a declining interest rate environment, the rates charged on newly originated FHSB loans and on existing FHSB loans eligible for rate review and adjustment also began a general decline.

Interest income from investment securities decreased $3,000 as the annual yield on the investments was lower attributable to lower interest rates and more investment in tax-exempt securities.

Interest income from other interest-earning assets increased $14,000, or 5.1%. A higher balance was maintained in these accounts; however, a lower average rate was paid on the funds.

Interest income from mortgage-backed securities decreased $6,000 as principal repayments were received on these securities and no new securities were purchased.

Interest Expense. Interest expense for the year ended June 30, 2001, increased $1,871,000, or 25.8%, to $9,128,000 from $7,257,000 for the year ended June 30, 2000. The majority of the increase was due to a $1,451,000 increase in interest on FHLB advances. The increase in the average outstanding balance of FHLB advances was slightly offset by a lower average rate paid on those advances. Additional FHLB advances were necessary to fund loan and asset growth. The remainder of the increase was related to interest expense on customer deposits. An increase in the average rate paid from 4.55% for the year ended June 30, 2000 to 4.87% for the year ended June 30, 2001 was only partially offset by slightly lower average customer deposits.

Provision for Loan Losses. For the year ended June 30, 2001, provision for loan losses increased $65,000 to $154,000 compared to $89,000 for the year ended June 30, 2000. The increase was attributable to the increases in loans outstanding and net charge-offs during the year. Actual loan charge-offs, net of recoveries, of First Home originated loans were $55,000 for the year ended June 30, 2001 compared to $32,000 for the year ended June 30, 2000.

Noninterest Income. Noninterest income for the year ended June 30, 2001 was $1,118,000, an increase of $152,000, or 15.7%, from $966,000 for the fiscal year ended June 30, 2000. Service charge and other fee income increased $131,000, or 20.0%, as the number of checking accounts increased and additional service and activity charges were received.

Net rental income from real estate operations increased $64,000. The increase was the effect of a full twelve months of rent income from the Gainesville post office, other properties which were purchased during the year ended June 30, 2000 and completion of the Sparta strip center in August 2000.

During the year ended June 30, 2001, in-house printing of checks for First Home customers continued to enhance noninterest income by increasing $19,000 as well as customer service by allowing our customers to obtain their check orders more quickly and at a lower cost. The expenses associated with the check printing system are discussed below in the "-Noninterest Expense" section.

The $31,000 loss on sale of property and equipment is comprised of a $26,000 loss on the sale of foreclosed property and a $5,000 loss on the sale of a mobile home which had been acquired through a foreclosure in a previous year. Title insurance commissions earned by South Central Missouri Title, Inc. decreased by $38,000 through an adjustment of an accrual for the commissions to be paid to the underwriter.

Noninterest Expense.  Noninterest expense increased $804,000, or 18.5% from $4,344,000 for the fiscal year ended June 30, 2000 to $5,148,000 for the fiscal year ended June 30, 2001. Increases in compensation and employee benefits, occupancy and equipment and other noninterest expense were partially offset by the reduction of FDIC deposit insurance premiums.

The majority of the increase in noninterest expense occurred in the area of compensation and employee benefits,which increased by $481,000, or 18.4%. Annual pay rate increases for personnel at existing locations were $190,000, the search for and the addition of senior management increased expenses by $111,000 and  $66,000 of the increase related to personnel at the new Kissee Mills and Rockaway Beach locations. Group health insurance costs to add new and existing personnel who met the health plan coverage requirements during the year increased $133,000.

During the year ended June 30, 2001, the Company instituted a compensated absences policy to be used by the employees for illness, medical leave, or work days missed for other personal reasons. Eligible employees accrue 1/2 day per month, up to a maximum of 30 days. Upon the adoption of this policy, current eligible employees received days for prior service with the Company. An expense of $70,000 was accrued during fiscal year 2001 due to the adoption of this policy.

The above increases were somewhat offset by a $61,000 expense incurred in the year ended June 30, 2000 for partial reimbursement to employees for the purchase of home personal computers.

The Employee Stock Ownership Plan ("ESOP") is a significant component of compensation and employee benefits. The average fair market value of the Company's common stock decreased slightly during the year ended June 30, 2001 which in turn reduced the expense for the ESOP. There was also a decrease in the number of shares allocated to participants. Those two decreases reduced ESOP expense by $28,000. This treatment is required by the American Institute of Certified Public Accountants' Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans." The statement requires the recording of shares released from the ESOP to be recorded at the average fair market value for the period.

Occupancy and equipment expense increased by $194,000, or 32.6%, largely attributable to opening the new Kissee Mills and Rockaway Beach locations. The upfront costs, including the setup on the modular building at the Kissee Mills location, and the normal monthly operating expenses were $74,000. The permanent facility at the Kissee Mills location is to be completed this fall. Computer equipment replacements and upgrades added $31,000 to depreciation and $27,000 to computer items and monthly charges directly expensed. The computer expenditures were to take advantage of enhanced technology on our existing system and to prepare for the addition of upgrades in the future.

Utility expenses increased by $15,000 due to the increased heating costs during the winter. Maintenance expense for computer equipment and software, security systems and office equipment increased by $9,000. The replacement of several small office machines in existing locations increased furniture and equipment expense by $9,000.

Other noninterest expense increased $158,000, or 14.7%. That increase included advertising costs of $55,000 of which $34,000 was a mass mailing to area zip codes for our checking account promotion and $10,000 directly associated with the opening of the Kissee Mills and the Rockaway Beach locations. Also in the total increase office supplies increased $29,000, telephone expense increased $25,000, postage expense rose $6,000, insurance expense increased $5,000, employee education increased by $4,000 and legal fees increased by $4,000.

The other noninterest expense increase included $18,000 in loss on checking accounts and check cashing for customers.

The in-house check printing system previously discussed reduced the expense for checks provided free of charge to customers by $7,000. This was offset by a $13,000 increase in check printing costs. The net $6,000 expense increase was more than offset by the $19,000 income increase discussed above in "-Noninterest Income."

The reduction of FDIC deposit insurance premiums created a $29,000 decrease even though deposits increased slightly.

Income Taxes. Income tax expense decreased by $149,000 to $972,000 for the year ended June 30, 2001 compared to $1,121,000 for the year ended June 30, 2000. The decrease was attributable to the decrease in income before taxes.

Net Interest Margin. Net interest margin was 3.49% for the year ended June 30, 2001 which was a slight decrease from 3.73% for the year ended June 30, 2000. An increase in the average balance of loans (which have a higher yield than the other earning assets) and an increase in the yield on loans compared to total interest earning assets created an overall increase in the yield on interest earning assets. This increase was more than offset by an increase in the average balance of FHLB borrowings and the cost of customer certificates of deposit to create the decrease in the net interest margin.

Fiscal Year Ended June 30, 2000 Compared to June 30, 1999

Net Income.  Net income for the fiscal year ended June 30, 2000 increased $202,000 to $2,020,000 from $1,818,000 for the fiscal year ended June 30, 1999. Total interest income increased $871,000 and noninterest income increased $127,000. Those items were offset by a $558,000 increase in interest expense, a $151,000 increase in noninterest expense, an increase in income taxes of $59,000, a $23,000 decrease in gains on investments and a $5,000 increase in provision for loan losses.

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

Provision for Loan Losses. Provision for loan losses for the year ended June 30, 2000 was $89,000 compared to $84,000 for the year ended June 30, 1999, an increase of $5,000, or 6.2%, which was attributable to the increase in loans outstanding. Actual loan charge-offs, net of recoveries, of First Home originated loans were $32,000 for the year ended June 30, 2000 compared to $44,000 for the year ended June 30, 1999.

Noninterest Income. Noninterest income increased $104,000, or 12.1% from $862,000 for the fiscal year ended June 30, 1999 to $966,000 for the year ended June 30, 2000. Service charge and other fee income increased $90,000, or 16.0%, as the number of checking accounts increased and additional service and activity charges were paid.

With the completion of the post office at Gainesville and the purchase of additional investment real estate, rental income from real estate operations increased $35,000.

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

Gains on investment securities decreased $23,000 from June 30, 1999, since there were no sales of investment securities during the fiscal year ended June 30, 2000. Information regarding the June 30, 1999 gains is provided below under "-Gain on Investment and Mortgage-backed Securities." Further, since there were no significant property sales during the year ended June 30, 2000, gains on the sale of property and equipment decreased to $4,000. Title insurance commissions earned by South Central Missouri Title, Inc. generally remained constant during the fiscal year.

Noninterest Expense. For the fiscal year ended June 30, 2000, noninterest expense was $4,344,000, an increase of $151,000, or 3.6% from $4,193,000 for the fiscal year ended June 30, 1999. Increases in other noninterest expense, occupancy and equipment and compensation and employee benefits were partially offset by the reduction of FDIC deposit insurance premiums.

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

Gain on Investments and Mortgage-backed Securities. As noted in "-Noninterest Income," gains on investments and mortgage-backed securities decreased $23,000 from June 30, 1999, since there were no sales of investment securities during the year ended June 30, 2000. Common stock of other corporations was sold during the year ended June 30, 1999 for $137,000 which resulted in a $37,000 pretax gain. That gain was offset by $14,000 to complete the write-off of a pool of automobile loans purchased.

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

Financial Condition

General. Total assets were $221.0 million at June 30, 2001. That was an increase of $21.9 million, or 11.0%, from $199.1 million at June 30, 2000. Net loans receivable increased $15.5 million funded primarily with an increase in FHLB advances of $14.4 million combined with $6.8 million in deposit growth. Property and equipment increased $1.5 million and cash increased $6.4 million. Investment securities decreased $1.8 million.

Total Assets. Total assets increased $21.9 million, or 11.0% during the year ended June 30, 2001. The $15.5 million increase in net loans receivable, $6.3 million increase in cash and $1.5 million increase in property and equipment was somewhat offset by the $1.8 million decrease in investment securities.

Cash and Cash Equivalents. Cash and cash equivalents of $8.0 million at June 30, 2000 increased to $14.3 million at June 30, 2001.

Certificates of Deposit. Certificates of deposit purchased as investments increased $400,000 from $1.0 million at June 30, 2000 to $1.4 million at June 30, 2001.

Investment Securities. The early redemption of bonds in excess of regular scheduled maturities created a $2.6 million decrease in investment securities available-for-sale and securities held-to-maturity. This decrease was slightly offset by the purchase of FHLB stock of $800,000 for a net decrease of $1.8 million.

Mortgage-backed Securities. As the result of regular principal repayments, mortgage-backed securities of $449,000 at June 30, 2000 decreased $73,000 to $376,000 at June 30, 2001.

Loans Receivable. Net loans receivable were $190.4 million at June 30, 2001 compared to $174.9 million at June 30, 2000. The increase of $15.5 million, or 8.9% was funded from the increase in customer deposits and, primarily, FHLB advances.

Non-accrual Loans. Non-accrual loans remained constant at $49,000 at June 30, 2001 and 2000.

Nonperforming Assets. Nonperforming assets also remained constant at $2.4 million at June 30, 2001 and 2000. At June 30, 2001, nonperforming assets was comprised of 160 loans. At least one monthly payment was received during the quarter ended June 30, 2001 on 135 of those loans which had ending balances totaling $2.0 million.

Customer Deposits and Borrowings. Customer deposits increased $6.7 million, or 4.3% from $155.7 million at June 30, 2000 to $162.4 million at June 30, 2001. $4.1 million of the growth was the result of normal growth at existing locations and the remaining $2.7 million, or 40%, was attributable to the new Kissee Mills and Rockaway Beach branches. FHLB advances increased from $17.9 million at June 30, 2000 to $32.3 million at June 30, 2001. Additional FHLB advances of $14.4 million were needed to fund loan growth during the year.

Stockholders' Equity. Stockholders' equity increased slightly to $25.2 million at June 30, 2001 from $24.5 million at June 30, 2000. The increase was the result of net income of $1.8 million, $364,000 in unearned compensation adjustments and $116,000 in change in the net unrealized gain on investment securities available-for-sale offset by $1.3 million for the repurchase of treasury stock and $286,000 for payment of dividends. At June 30, 2001, shares of stock outstanding had been reduced to 1,787,347 from 1,910,137 shares outstanding at June 30, 2000 as the result of repurchases by the Company.

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

The primary investing activity of First Home is the origination of mortgage loans. Mortgage loans originated by First Home have remained strong at $50.9 million, $56.3 million and $47.2 million for the years ended June 30, 2001, 2000 and 1999, respectively. Other investing activities include the purchase of investment securities, which totaled $1.0 million, $1.1 million and $2.8 million for the years ended June 30, 2001, 2000 and 1999. These activities were funded primarily by deposit growth, principal repayments on loans, mortgage-backed securities, other investment securities, and FHLB advances.

OTS regulations require First Home to maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. First Home's sources of funds include deposits, principal and interest payments from loans and mortgage-backed securities and investments, and FHLB advances. During fiscal years 2001, 2000 and 1999, First Home used its sources of funds primarily to fund loan commitments and to pay maturing savings certificates and deposit withdrawals. At June 30, 2001, First Home had approved loan commitments totaling $450,000 and undisbursed loans in process totaling $2.6 million.

Liquid funds necessary for the normal daily operations of First Home are maintained in three working checking accounts and a daily time account with the FHLB - Des Moines. It is the Savings Bank's current policy to maintain adequate collected balances in those three checking accounts to meet daily operating expenses, customer withdrawals, and fund loan demand. Funds received from daily operating activities are deposited, on a daily basis, in one of the working checking accounts and transferred, when appropriate to daily time, or used to reduce FHLB advances to enhance net interest income.

At June 30, 2001, certificates of deposit amounted to $96.7 million, or 59.6%, of First Home's total deposits, including $66.8 million which were scheduled to mature by June 30, 2002. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management of First Home believes it has adequate resources to fund all loan commitments by savings deposits and FHLB advances and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

OTS regulations require First Home to maintain specific amounts of capital. As of June 30, 2001, First Home was in compliance with all the regulatory capital requirements which were effective as of such date, with tangible, core and risk-based capital ratios of 9.5%, 9.5% and 12.4%, respectively. These ratios exceed the 1.5%, 4.0% and 8.0%, respectively, capital ratios required by OTS regulations. In addition, the OTS amended its capital regulations which require savings institutions to maintain specified amounts of regulatory capital based on the estimated effects of changes in market rates and which could further increase the amount of regulatory capital required to be maintained by the Savings Bank.  See Note 15 of the Notes to Consolidated Financial Statements.

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

{Logo of Kirkpatrick, Phillips & Miller, Certified Public Accountants, A Professional Corporation}

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders

First Bancshares, Inc. and Subsidiaries

Mountain Grove, Missouri

We have audited the accompanying consolidated statements of financial condition of First Bancshares, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform these audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancshares, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kirkpatrick, Phillips & Miller

August 9, 2001

Springfield, Missouri

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
June 30, 2001 and 2000

	2001	2000
ASSETS

Cash and cash equivalents, including interest-bearing accounts
of $11,115,881 in 2001 and $5,230,883 in 2000	$ 14,349,988	$ 7,961,552
Certificates of deposit purchased	1,409,000	1,009,000
Federal funds sold	-	320,000
Investment securities available-for-sale, at fair value	1,586,920	3,918,241
Investment securities held-to-maturity (estimated fair value of
$1,340,976 in 2001 and $1,633,150 in 2000)	1,333,083	1,657,197
Investment in Federal Home Loan Bank stock, at cost	1,901,200	1,072,200
Mortgage-backed certificates available-for-sale,
at fair value	376,336	448,559
Loans receivable held-for-investment, net	190,351,556	174,868,666
Accrued interest receivable	1,389,397	1,067,411
Prepaid expenses	101,603	130,105
Property and equipment, less accumulated depreciation
and valuation reserve	7,305,554	5,853,832
Real estate owned	192,873	-
Intangible assets, less accumulated amortization	649,276	767,256
Prepaid income taxes	18,399	-
Other assets	11,777	11,762
Total assets	$ 220,976,962	$ 199,085,781

LIABILITIES AND STOCKHOLDERS' EQUITY

Customer deposits	$ 162,438,398	$ 155,661,444
Advances from Federal Home Loan Bank	32,300,966	17,899,616
Other borrowed funds	12,962	25,637
Income taxes payable - current	-	59,109
Deferred income taxes, net	116,346	183,703
Accrued expenses	917,363	779,237
Total liabilities	195,786,035	174,608,746

Commitments and contingencies	-	-

Preferred stock, $.01 par value; 2,000,000 shares authorized,
none issued	-	-
Common stock, $.01 par value; 8,000,000 shares authorized,
issued 2,765,206 in 2001 and 2,756,716 in 2000, outstanding
1,787,347 in 2001 and 1,910,137 in 2000	27,652	27,567
Paid-in capital	16,861,905	16,635,851
Retained earnings - substantially restricted	21,607,399	20,081,051
Treasury stock, at cost - 977,859 shares in 2001 and
846,579 shares in 2000	(13,227,207)	(11,891,593)
Unearned compensation	(124,621)	(305,221)
Accumulated other comprehensive income/(loss)	45,799	(70,620)
Total stockholders' equity	25,190,927	24,477,035
Total liabilities and stockholders' equity	$ 220,976,962	$ 199,085,781

The accompanying notes are an integral part of the
consolidated financial statements
16

FIRST BANCSHARES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Years Ended June 30, 2001, 2000, and 1999

	2001	2000	1999
Interest Income:
Loans receivable	$ 15,340,317	$ 13,115,112	$ 12,185,082
Investment securities	439,554	442,209	423,128
Mortgage-backed and related securities	28,305	34,086	43,704
Other interest-earning assets	287,922	273,587	341,946
Total interest income	16,096,098	13,864,994	12,993,860

Interest Expense:
Customer deposits	7,256,104	6,835,911	6,429,120
Borrowed funds	1,872,322	421,688	270,131
Total interest expense	9,128,426	7,257,599	6,699,251

Net interest income	6,967,672	6,607,395	6,294,609

Provision for loan losses	153,452	88,725	83,549

Net interest income after
provision for loan losses	6,814,220	6,518,670	6,211,060

Noninterest Income:
Service charges and other fee income	784,737	653,769	563,778
Gain on investment securities and
mortgage-backed securities	-	-	22,766
Gain/(loss) on sale of property and equipment	(30,746)	3,916	18,277
Income from real estate operations	139,047	74,607	40,449
Insurance commissions	154,938	193,280	196,594
Other	70,249	40,527	20,434
Total noninterest income	1,118,225	966,099	862,298

Noninterest Expense:
Compensation and employee benefits	3,092,737	2,611,595	2,570,546
Occupancy and equipment	789,844	595,799	539,948
Deposit insurance premiums	30,879	59,828	85,483
Other	1,235,310	1,076,939	996,968
Total noninterest expense	5,148,770	4,344,161	4,192,945

Income before taxes	2,783,675	3,140,608	2,880,413

Income Taxes	971,820	1,121,060	1,062,028

Net income	$ 1,811,855	$ 2,019,548	$ 1,818,385

Basic earnings per share	$ 1.00	$ 1.06	$ 0.90

Diluted earnings per share	$ 0.97	$ 1.02	$ 0.86

The accompanying notes are an integral part of the
consolidated financial statements
17
FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Years Ended June 30, 2001, 2000 and 1999

							Accumulated
	Common						Other	Total
	Stock		Paid-in	Retained	Treasury	Unearned	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income (Loss)	Equity

Balances at June 30, 1998	2,213,600	$ 26,936	$ 15,838,295	$ 16,823,131	$ (7,664,176)	$ (734,516)	$ 75,000	$ 24,364,670
Comprehensive Income:
Net Income	-	-	-	1,818,385	-	-	-	1,818,385
Other comprehensive income, net of tax:
Change in unrealized gain(loss) on
securities available-for-sale, net of deferred
income taxes of $(42,490)	-	-	-	-	-	-	(72,347)	(72,347)
Less: reclassification adjustment, net of
deferred income taxes of $(13,765)	-	-	-	-	-	-	(23,438)	(23,438)
Total Comprehensive Income								1,722,600
Proceeds from exercise of stock options	25,220	252	125,848	-	-	-	-	126,100
Cash dividends ($.14 per share)	-	-	-	(279,195)	-	-	-	(279,195)
Purchase of treasury stock at cost	(174,918)	-	-	-	(2,208,937)	-	-	(2,208,937)
Vesting of MRP Stock	-	-	-	-	-	56,250	-	56,250
Release of ESOP shares	-	-	280,330	-	-	187,235	-	467,565

Balances at June 30, 1999	2,063,902	27,188	16,244,473	18,362,321	(9,873,113)	(491,031)	(20,785)	24,249,053
Comprehensive Income:
Net Income	-	-	-	2,019,548	-	-	-	2,019,548
Other comprehensive income, net of tax:
Change in unrealized gain(loss) on
securities available-for-sale, net of deferred
income taxes of $(33,936)	-	-	-	-	-	-	(49,835)	(49,835)
Total Comprehensive Income								1,969,713
Proceeds from exercise of stock options	37,920	379	189,221	-	-	-	-	189,600
Cash dividends ($.16 per share)	-	-	-	(300,818)	-	-	-	(300,818)
Purchase of treasury stock at cost	(191,685)	-	-	-	(2,018,480)	-	-	(2,018,480)
Release of ESOP shares	-	-	202,157	-	-	185,810	-	387,967

Balances at June 30, 2000	1,910,137	27,567	16,635,851	20,081,051	(11,891,593)	(305,221)	(70,620)	24,477,035
Comprehensive Income:
Net Income	-	-	-	1,811,855	-	-	-	1,811,855
Other comprehensive income, net of tax:
Change in unrealized gain(loss) on
securities available-for-sale, net of deferred
income taxes of $64,054	-	-	-	-	-	-	116,419	116,419
Total Comprehensive Income								1,928,274
Proceeds from exercise of stock options	8,490	85	42,365	-	-	-	-	42,450
Cash dividends ($.16 per share)	-	-	-	(285,507)	-	-	-	(285,507)
Purchase of treasury stock at cost	(131,280)	-	-	-	(1,335,614)	-	-	(1,335,614)
Release of ESOP shares	-	-	183,689	-	-	180,600	-	364,289

Balances at June 30, 2001	1,787,347	$ 27,652	$ 16,861,905	$ 21,607,399	$ (13,227,207)	$ (124,621)	$ 45,799	$ 25,190,927
The accompanying notes are an integral part of the consolidated financial statements
18
FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Years Ended June 30, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities:
Net income	$ 1,811,855	$ 2,019,548	$ 1,818,385
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	431,795	342,147	278,802
Amortization	117,980	117,980	117,980
Premiums and discounts on mortgage-backed
securities and investment securities	1,265	1,265	(229)
Loss on loans, net of recoveries	153,452	88,725	83,549
Unrealized loss on investment securities	-	-	14,437
Gain on sale of investment securities
and mortgage-backed securities	-	-	(37,203)
(Gain)/loss on sale of equipment	5,173	(9,723)	(18,777)
Loss on sale of real estate owned	25,573	5,807	500
Vesting of MRP shares	-	-	56,250
Release of ESOP shares	364,289	387,967	467,565
Net change in operating accounts:
Accrued interest receivable and other assets	(293,499)	(185,060)	(201,800)
Deferred loan costs	(20,769)	(50,082)	(49,886)
Accrued expenses	138,126	107,214	(33,319)
Deferred income taxes	(124,057)	23,067	(42,891)
Income taxes payable - current	(77,508)	(136,994)	121,417
Net cash from operating activities	2,533,675	2,711,861	2,574,780

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(210,000)	(783,999)	(1,833,406)
Purchase of investment securities held-to-maturity	-	(338,000)	(984,389)
Purchase of Federal Home Loan Bank stock	(829,000)	(14,600)	-
Proceeds from maturities of investment securities
available-for-sale	2,700,766	646	1,100,454
Proceeds from maturities of investment securities
held-to-maturity	322,849	223,486	540,140
Proceeds from sale of investment securities
available-for-sale	-	-	137,203
Net change in certificates of deposit	(400,000)	200,000	996,000
Net (increase)/decrease in federal funds sold	320,000	(75,000)	(245,000)
Net change in loans receivable	(16,064,932)	(21,433,598)	(7,342,126)
Proceeds from principal payments and maturities
of mortgage-backed certificates	85,897	99,877	142,031
Purchases of property and equipment	(1,923,986)	(1,667,081)	(728,561)
Proceeds from sale of property and equipment	35,296	132,626	114,250
Purchase of real estate owned	(160,992)	-	-
Net proceeds from sale of real estate owned	391,905	136,418	98,370
Net cash used in investing activities	(15,732,197)	(23,519,225)	(8,005,034)

19
FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Years Ended June 30, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from financing activities:
Net change in demand deposits, savings accounts,
and certificates of deposit	$ 6,776,954	$ 4,451,697	$ 10,150,999
Payments on borrowed funds	(15,111,325)	(2,015,547)	(3,500,000)
Proceeds from borrowed funds	29,500,000	17,740,800	-
Proceeds from issuance of common stock	42,450	189,600	126,100
Cash dividends paid	(285,507)	(300,818)	(279,195)
Purchase of treasury stock	(1,335,614)	(2,018,480)	(2,208,937)
Net cash from financing activities	19,586,958	18,047,252	4,288,967

Net increase (decrease) in cash and cash equivalents	6,388,436	(2,760,112)	(1,141,287)

Cash and cash equivalents -
beginning of period	7,961,552	10,721,664	11,862,951
Cash and cash equivalents -
end of period	$ 14,349,988	$ 7,961,552	$ 10,721,664

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest on deposits and
other borrowings	$ 9,160,276	$ 7,169,376	$ 6,739,175
Income taxes	1,184,795	1,221,103	905,286

Supplemental schedule of non-cash investing and
financing activities:
Loans and other real estate
charged off to reserve	$ 54,733	$ 31,842	$ 71,565
Loans transferred to real estate
acquired in settlement of loans	449,359	142,225	98,870

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

(1)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment securities and mortgage-backed certificates - Securities are classified in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which establishes three classifications of investment securities: held-to-maturity, trading and available-for-sale. Trading securities are acquired principally for the purpose of near term sales. Such securities are reported at fair value and unrealized gains and losses are included in income. At June 30, 2001 and 2000, the Company had no securities designated as trading securities. Securities which are designated as held-to-maturity are designated as such because the investor has the ability to hold these securities to maturity. Such securities are reported at amortized cost.

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

(1)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and equipment and related depreciation - Property and equipment has been stated at cost except as discussed in Note (7). Depreciation has been principally computed by applying the straight-line and declining-balance methods and are based on estimated useful lives of the assets.

Maintenance and repairs are charged to expense. Improvements which extend the lives of the respective assets are capitalized. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in income.

Intangible assets - Intangible assets have been recorded by the Savings Bank in connection with the acquisition of two branches from NationsBank. The premium paid by the Savings Bank for the branches is being amortized on a straight-line basis over fifteen years. Amortization expense relating to this premium was $117,980 in 2001, 2000 and 1999. During the years ended June 30, 2001, 2000 and 1999 amortization expense includes an additional $50,000 write-down per year due to the loss of customers that were acquired from NationsBank.

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

(1)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(1)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Comprehensive income - The Company adopted SFAS No. 130, "Reporting Comprehensive Income," as of July 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company's net income or stockholders' equity.

New accounting standards - In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests methods. SFAS No. 141 also provides new criteria that determine whether an acquired intangible asset should be recognized separately from goodwill. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after a business combination has been completed. Under SFAS No. 142 goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually. Intangible assets with a definite life will continue to be amortized. The nonamortization and impairment rules will apply to existing goodwill and intangible assets beginning with the fiscal years starting after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001. The Company believes that the adoption of SFAS No. 141 and 142 will have an impact on the results of operations and financial condition of the Company. The significance of the impact has not been determined.

(1)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications - Certain accounts in the prior-years' consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year consolidated financial statements.

(2)        INVESTMENT SECURITIES

As discussed in Note (1), the Company has designated certain securities as available-for-sale.

A summary of the investment securities available-for-sale at June 30, 2001 is as follows:

				Estimated
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Mutual funds	$32,232	$2,882	$-	$35,114
Common and preferred stocks	1,487,443	64,363	-	1,551,806
Total	$1,519,675	$67,245	$-	$1,586,920

A summary of investment securities held-to-maturity at June 30, 2001 is as follows:

				Estimated
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Obligations of states and
political subdivisions	$1,317,530	$12,039	$4,146	$1,325,423
Student loan pool	15,553	-	-	15,553
Total	$1,333,083	$12,039	$4,146	$1,340,976

The amortized cost and estimated market value of investment securities held-to-maturity at June 30, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$235,553	$237,061
Due after one year through five years	962,530	967,725
Due after five years through ten years	135,000	136,190
Total	$1,333,083	$1,340,976

(2)        INVESTMENT SECURITIES (CONTINUED)

A summary of the investment securities available-for-sale at June 30, 2000 is as follows:

				Estimated
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
United States Government and
Federal Agencies obligations	$2,700,000	$-	$47,207	$2,652,793
Mutual funds	32,998	1,898	-	34,896
Common and preferred stocks	1,277,443	930	47,821	1,230,552
Total	$4,010,441	$2,828	$95,028	$3,918,241

A summary of investment securities held-to-maturity at June 30, 2000 is as follows:

				Estimated
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Obligations of states and
political subdivisions	$1,633,796	$1,737	$25,784	$1,609,749
Auto and student loan pools	23,401	-	-	23,401
Total	$1,657,197	$1,737	$25,784	$1,633,150

The book value of securities pledged as collateral, to secure public deposits was $438,428 at June 30, 2001 and $2,101,358 at June 30, 2000. The approximate fair value of pledged securities was $439,240 at June 30, 2001 and $2,065,485 at June 30, 2000.

(3)        INVESTMENT IN FEDERAL HOME LOAN BANK STOCK

Investment in stock of the Federal Home Loan Bank is required by law of every Federally-insured savings institution. The Savings Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Des Moines stock of $1,901,200 at June 30, 2001. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock historically has been at par value.

 (4)       MORTGAGE-BACKED SECURITIES

The amortized cost and estimated market values of mortgage-backed securities available-for-sale as of  June 30, 2001 are summarized below:

				Estimated
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
FHLMC certificates	$135,813	$2,025	$-	$137,838
FNMA certificates	189,876	1,619	-	191,495
GNMA certificates	45,195	1,808	-	47,003
Total	$370,884	$5,452	$-	$376,336

The amortized cost and estimated market values of mortgage-backed securities available-for-sale as of June 30, 2000 are summarized below:

				Estimated
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
FHLMC certificates	$169,987	$647	$3,773	$166,861
FNMA certificates	226,307	-	6,283	220,024
GNMA certificates	60,487	1,187	-	61,674
Total	$456,781	$1,834	$10,056	$448,559

(5)        LOANS RECEIVABLE HELD-FOR-INVESTMENT

Loans receivable at June 30 consist of the following:

	2001	2000
First mortgage loans	$167,122,043	$156,532,562
Loans to depositors, secured by savings accounts	1,685,123	1,646,102
Consumer and automobile loans	11,153,884	10,153,023
Second mortgage loans	5,075,907	5,081,954
Other loans	8,344,231	5,582,234
Total gross loans	193,381,188	178,995,875
Reserve for loan losses	(695,670)	(596,951)
Loans in process	(2,621,613)	(3,797,139)
Unamortized deferred loan costs, net
of origination fees	287,651	266,881
Net loans receivable held-for-investment	$190,351,556	$174,868,666

(5)        LOANS RECEIVABLE HELD-FOR-INVESTMENT (CONTINUED)

Activity in the allowance for loan losses is summarized as follows for the years ended June 30:

	2001	2000
Balance at beginning of year	$596,951	$540,068
Provision charged to income	153,452	88,725
Charge-offs	(60,713)	(36,665)
Recoveries	5,980	4,823
Balance at end of year	$695,670	$596,951

The Savings Bank primarily grants loans to customers throughout southern Missouri. The loans are typically secured by real estate or personal property.

As of June 30, 2001 and 2000, the total recorded investment in impaired loans was $49,446. This amount was subject to allowances for credit losses of $49,446 as of June 30, 2001 and 2000. During 2001 and 2000, the average recorded investment in impaired loans was $49,446 and $55,110, respectively. There was no interest income recognized in 2001 and 2000 on impaired loans.

(6)        ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at June 30 is summarized as follows:

	2001	2000
Investment securities	$51,668	$74,698
Mortgage-backed securities	6,799	8,799
Loans receivable	1,330,930	983,914
Total	$1,389,397	$1,067,411

(7)        PROPERTY AND EQUIPMENT

Property and equipment at June 30 consists of the following:

	2001
		Accum.	Valuation
Category	Cost	Deprec.	Reserve	Net
Land	$637,704	$-	$-	$637,704
Buildings	4,352,920	1,111,351	-	3,241,569
Office furniture, fixtures and
equipment	2,115,227	1,164,560	-	950,667
Automobiles	156,580	77,849	-	78,731
Investment real estate	2,942,181	274,151	271,147	2,396,883
Total	$10,204,612	$2,627,911	$271,147	$7,305,554

(7)        PROPERTY AND EQUIPMENT (CONTINUED)

	2000
		Accum.	Valuation
Category	Cost	Deprec.	Reserve	'	Net

Land	$609,683	$-	$-		$609,683
Buildings	3,226,687	1,009,626	-		2,217,061
Office furniture, fixtures
and equipment	1,794,798	930,352	-		864,446
Automobiles	163,959	74,292	-		89,667
Investment real estate	2,557,697	213,575	271,147		2,072,975
Total	$8,352,824	$2,227,845	$271,147		$5,853,832

Depreciation charges to operations for the years ended June 30, 2001, 2000 and 1999 were $431,795, $342,147, and $278,802, respectively. The depreciation policies followed by the Company are described in Note (1).

A valuation reserve was established in a prior year for certain investment real estate to adjust the property to its net realizable value.

(8)        CUSTOMER DEPOSITS

A summary of deposit accounts at June 30 is as follows:

                                                                                          2001                                  2000

                                                                                Amount            %              Amount            %

               Noninterest-bearing checking                 $      6,863,551       4.2%   $      5,741,754       3.7%

               Interest-bearing checking                            27,466,134      16.9            25,115,653      16.1

               Super Saver money market                          19,402,564      11.9            18,575,407      11.9

               Savings                                                      11,981,035       7.4            10,354,220       6.7

               Certificates of Deposit                                 96,725,114      59.6            95,874,410      61.6

                 Total                                                   $  162,438,398    100.0%                $  155,661,444              100.0%

            The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was $21,646,345 and $20,718,114 at June 30, 2001 and 2000, respectively.

            At June 30, 2001, scheduled maturities of certificates of deposit are as follows:

                                                2002                                         $       66,818,021

                                                2003                                                  12,387,238

                                                2004                                                   7,165,712

                                                2005                                                   9,275,091

                                                2006 and later                                     1,079,052

                                                                                                $       96,725,114

(9)        ADVANCES FROM FEDERAL HOME LOAN BANK

            The advances listed below were obtained from the Federal Home Loan Bank of Des Moines (FHLB).  The advances are secured by Federal Home Loan Bank stock and 1-4 family mortgage loans.  The FHLB requires the Savings Bank to maintain collateral equal to outstanding balances of advances.  For collateral purposes, the FHLB values 1-4 family mortgage loans at 70% of their fair value.  Advances from the Federal Home Loan Bank at June 30 are summarized as follows:

                                                                                                       Weighted                         Weighted

                                                                                                       Average                           Average

                                                                                       2001             Rate             2000             Rate

                  Term Advances:

                    Short-term; fixed-rate; noncallable           $              -            -  %     $11,000,000            6.84%

                    Long-term; fixed-rate; noncallable               3,000,000         6.79            3,150,000       7.05

                    Long-term; fixed-rate; callable                   28,000,000         5.46                        -           -

                    Long-term; adjustable-rate; noncallable                     -           -               2,900,000       7.41

                  Amortizing Advances:

                    Long-term; fixed-rate; noncallable               1,300,966         7.48               849,616       7.52

                      Total                                                    $ 32,300,966         5.66        $17,899,616 7.20

At June 30, 2001, $22,500,000 of the callable advances are callable between July 2001 and February 2002 and every quarter thereafter and $5,500,000 are callable in September 2003 and every quarter thereafter.  In the table below, these advances are shown as maturing on their maturity date instead of their call date because at the interest rates prevailing as of June 30, 2001, it would be to the FHLB's advantage not to call these advances.

As of June 30, 2001, the fixed-rate term advances shown above shall be subject to a prepayment fee equal to 100 percent of the present value of the monthly lost cash flow to the Federal Home Loan Bank based upon the difference between the contract rate on the advance and the rate on an alternative qualifying investment of the same remaining maturity.  Advances may be prepaid without a prepayment fee if the rate on an advance being prepaid is equal to or below the current rate for an alternative qualifying investment of the same remaining maturity.

(9)        ADVANCES FROM FEDERAL HOME LOAN BANK (CONTINUED)

            Maturities of Federal Home Loan Bank advances are as follows:

                                                                                                    Aggregate

                                                                                                       Annual

                                      Year Ended June 30                                  Maturities

                                                 2002                                        $         2,522,326

                                                 2003                                                     426,631

                                                 2004                                                     231,268

                                                 2005                                                       69,599

                                                 2006                                                       74,983

                                            Later years                                            28,976,159

                                                                                                $       32,300,966

            Interest expense on borrowed funds for the years ended June 30 is summarized below:

                                                                                           2001                 2000                 1999

               Advances from Federal Home Loan Bank       $      1,872,322   $        419,040   $        270,131

               Other borrowings                                                               -                2,648                       -

                 Total                                                            $      1,872,322   $        421,688   $        270,131

(10)      INCOME TAXES

            The provision for income tax expense for the years ended June 30 is as follows:

                                                                                           2001                 2000                 1999

               Current                                                          $      1,103,231   $      1,097,993   $      1,104,919

               Deferred                                                                 (131,411)              23,067              (42,891)

                 Total                                                            $        971,820   $      1,121,060   $      1,062,028

The provision for income taxes differs from that computed at the statutory corporate rate, 34%, for the years ended June 30 were as follows:

                                                                                           2001                 2000                 1999

              Tax at statutory rate                                       $        946,450   $      1,067,807   $        979,340

               Increase in taxes resulting from:

                  State taxes, net of federal benefit                             83,660               81,593               81,897

                  Tax-exempt income                                               (27,298)            (25,714)            (18,211)

                  Employee benefit plans                                            32,068               21,958               32,404

                  Net effect of other book/tax differences                  (63,060)             (24,584)             (13,402)

               Provision for income taxes                              $        971,820   $      1,121,060   $      1,062,028

(10)      INCOME TAXES (CONTINUED)

Deferred income tax expense results from timing differences in the recognition of income and expense for tax and financial reporting purposes.  The sources of the differences and the related tax effects for the years ended June 30 were as follows:

                                                                                           2001                 2000                 1999

               Difference in depreciation methods used

                 for tax purposes and financial statements       $          22,675   $          28,426   $          27,755

               Effect of health insurance plan reserves

                 not currently deductible                                             (5,053)               7,136               (5,737)

               Use of different methods for computing

                 loan loss reserves for tax purposes and

                 financial statements                                                 (63,349)            (59,498)            (26,160)

               Effect of accrued employee absences not

                 Currently deductible                                                (25,900)                     -                        -

               Use of different methods for computing net

                 deferred loan costs/fees for tax purposes

                 and financial statements                                             7,214               14,970               12,672

               Other book/tax differences                                         (66,998)              32,033              (51,421)

               Increase (decrease) in deferred income taxes  $       (131,411)  $          23,067   $         (42,891)

(10)      INCOME TAXES (CONTINUED)

The components of deferred tax assets and liabilities as of June 30, 2001 and 2000 consisted of:

                                                                                                                        2001               2000

               Deferred tax assets:

                  Reserve for loan losses                                                              $     262,495   $     220,872

                  Valuation reserve on investment real estate                                         92,190            92,190

                  Unrealized losses on securities available-for-sale                                          -            38,881

                  Health insurance plan reserves not currently deductible                          4,709                    -

                  Book amortization in excess of tax amortization                                   54,168            35,681

                  Unearned compensation                                                                             -             4,847

                  Compensated employee absences                                                       25,900                    -

                  Other                                                                                                 34,405                    -

                     Total gross deferred tax benefits                                                    473,867          392,471

               Deferred tax liabilities:

                  Tax depreciation in excess of book depreciation                                 316,085          293,410

                  Federal Home Loan Bank stock dividends                                           60,936            60,936

                  Bad debt reserves for tax purposes in excess of base

                    year bad debt reserve                                                                       54,312            76,038

                  Unrealized gains on securities available-for-sale                                   26,898             1,725

                  Installment sale recognition                                                                         -             4,914

                  Unamortized deferred loan costs, net of fees                                      131,330          124,116   Health insurance plan reserves not currently taxable                                                                                -                344

                  Other                                                                                                     652            14,691

                     Total gross deferred tax liabilities                                                    590,213          576,174

                        Net deferred tax liabilities                                                    $    (116,346)  $    (183,703)

In accordance with SFAS No. 109, a deferred tax liability has not been recognized for tax basis bad debt reserves of approximately $2,190,825 of the Savings Bank that arose in tax years that began prior to December 31, 1987.  At June 30, 2001 the amount of the deferred tax liability that had not been recognized was approximately $810,605.  This deferred tax liability could be recognized if, in the future, there is a change in federal tax law, the Savings Bank fails to meet the definition of a 'qualified savings institution,' as defined by the Internal Revenue Code, certain distributions are made with respect to the stock of the Savings Bank, or the bad debt reserves are used for any purpose other than absorbing bad debts.  In August 1996, new legislation was enacted which provided for the recapture into taxable income of certain amounts previously deducted as additions to the bad debt reserves for income tax purposes.  The Savings Bank began changing its method of determining bad debt reserves for tax purposes during 1996.  The amounts to be recaptured for income tax reporting purposes are considered by the Savings Bank in the determination of the net deferred tax liability.

(11)      EMPLOYEE BENEFIT PLANS

            The Savings Bank participates in a multiple-employer defined benefit pension plan covering substantially all employees.  Separate actuarial valuations are not available for each participating employer, nor are plan assets segregated.  Pension expense for the years ended June 30, 2001, 2000 and 1999 was approximately $4,985, $4,742, and $4,220, respectively.  Plan assets exceeded the present value of accumulated plan benefits at June 30, 2001, the latest actuarial valuation date.

            The Company established an internally-leveraged ESOP in December 1993 that covers all employees that are age 21 or older and have completed one year of service with the Savings Bank.  The Savings Bank makes annual contributions to the ESOP equal to the ESOP's debt service in addition to dividends received by the ESOP.  All dividends received by the ESOP are used to pay debt service.  The ESOP shares initially were pledged as collateral for its debt to the Company.  As the debt is repaid, shares are released from collateral and allocated to active participants, in proportion to their compensation relative to total compensation of active participants.  The loan will be repaid principally from the Savings Bank's discretionary contributions to the ESOP over a period of ten years.  As of June 30, 2001 the loan had an outstanding balance of $171,640 and an interest rate of 6%.

The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans."  Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares as a reduction of stockholders' equity in the consolidated statements of financial condition.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.  Benefits generally become 20% vested after each year of credited service beyond two years.  Vesting is accelerated upon retirement, death, or disability of the participant.  Forfeitures are returned to the Savings Bank or reallocated to other participants to reduce future funding costs.  Benefits may be payable upon retirement, death, disability or separation from service.  Since the Savings Bank's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.  The Savings Bank recorded $330,171 of ESOP compensation expense in 2001, $358,159 in 2000 and $445,117 in 1999.

            A summary of ESOP shares at June 30, 2001 is as follows:

                  Allocated shares                                                                  211,205

                  Shares committed for release                                                  36,120

                  Unreleased shares                                                                  21,676

                        Total                                                                              269,001

                  Fair value of unreleased shares                                      $     227,598

(11)      EMPLOYEE BENEFIT PLANS (CONTINUED)

The Savings Bank adopted a Management Recognition Plan ("MRP") for the benefit of the directors, officers and employees of the Savings Bank.  The MRP provided directors, officers and employees of the Company with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Savings Bank.  The MRP was managed by trustees comprised of the directors of the Company. The plan authorized the Company to grant up to 60,834 shares of the Company stock, all of which were awarded as of June 30, 1999.  These shares represented unearned compensation and have been accounted for as a reduction of stockholders' equity. During the year ended June 30, 1999 all of the MRP shares became fully vested.  The Savings Bank recorded compensation expense under the MRP of $31,375 in 1999.

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

            A summary of the Company's stock option activity, and related information for the years ended June 30 follows:

                                              2001                                   2000                                     1999

                                                     Weighted                            Weighted                            Weighted

                                                      Average                             Average                             Average

                                                      Exercise                             Exercise                             Exercise

                                  Options           Price            Options           Price            Options           Price

Outstanding-

  beginning of year          130,320               5.08          168,432               5.06          193,980               5.06

Granted                           10,000               9.88                  -                    -                    -                    -

Exercised                         (8,490)             5.00           (37,920)             5.00           (25,220)             5.00

Forfeited                                -                    -                 (192)             5.00               (328)             5.00

Outstanding-

  end of year                  131,830               5.45          130,320               5.08          168,432               5.06

Exercisable at end

  of year                         121,830               5.09          130,320               5.08          168,032               5.06

            Exercise prices for options outstanding as of June 30, 2001 ranged from $5.00 to $9.875.  The weighted-average remaining contractual life of those options is 3.1 years.

(11)      EMPLOYEE BENEFIT PLANS (CONTINUED)

            The Company accounts for stock options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."  As permitted by the standard, the Company has elected to continue following the guidance of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees."  Under APB No. 25, no compensation expense is recognized because the exercisable price of the Company's stock options equals or exceeds the market price of the stock on the date of grant.  The effect of applying the fair value method required by SFAS No. 123 to the Company's stock option awards results in net income and earnings per share that are not materially different from amounts reported in the consolidated statements of income.

(12)      EARNINGS PER SHARE

The following information shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.  The amounts in the income columns represent the numerator and the amounts in the shares columns represent the denominator.

                                                                                                Years Ended June 30,

                                                                2001                                                  2000                                                  1999

                                                                                       Per                                                  Per                                                    Per

                                                                                     Share                                              Share                                                Share

                                            Income           Shares      Amt          Income         Shares    Amt          Income         Shares      Amt

Basic EPS:

Income available

  to Common

  Stockholders             $    1,811,855        1,806,146  $ 1.00  $    2,019,548    1,911,324  $ 1.06  $    1,818,385      2,018,005  $   .90

Effect of dilutive

  securities                                      -               60,574                                 -           66,876                                 -           100,125

Diluted EPS:

  Income available

    to stockholders

    plus stock options $    1,811,855        1,866,720  $   .97  $    2,019,548    1,978,200  $ 1.02  $    1,818,385      2,118,130  $   .86

(13)      RELATED PARTY TRANSACTIONS

Certain employees, officers and directors are engaged in transactions with the Savings Bank in the ordinary course of business.  It is the Savings Bank's policy that all related party transactions are conducted at "arm's length" and all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers.  A summary of the changes in outstanding loans to employees, officers and directors for the years ended June 30 is as follows:

(13)      RELATED PARTY TRANSACTIONS (CONTINUED)

                                                                                                         2001                     2000

                  Beginning balances                                                  $         1,416,042   $         1,143,535

                  Originations and advances                                                  1,201,361                911,394

                  Principal repayments                                                           (688,254)              (638,887)

                  Ending balances                                                      $         1,929,149   $         1,416,042

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

            Letters of Credit- Outstanding standby letters of credit were approximately $454,780 at June 30,

   2001.

            Loan Commitments-The Savings Bank had outstanding firm commitments to originate real estate loans in the amount of $451,485 at June 30, 2001.

            Lines of Credit-The unused portion of lines of credit on commercial loans was approximately $2,968,421 at June 30, 2001.

            Loans in Process-The Savings Bank has recorded loans in process representing the undisbursed portion of loans in the amount of $2,621,613 at June 30, 2001.  These amounts were recorded as loans receivable, with a corresponding reduction for such loans in process as reflected in Note (5).

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

(15)      REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

            Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined).  Management believes, as of June 30, 2001, that the Savings Bank meets all capital adequacy requirements to which it is subject.

            As of June 30, 2001, the most recent notification from the OTS, the Savings Bank was categorized as well-capitalized under the framework for prompt corrective action.  To be categorized as well-capitalized, the Savings Bank must maintain minimum total risk-based, Tier 1 risk-based, and core capital leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

            The Savings Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                                                         To Be Well-

                                                                                                                                     Capitalized Under

                                                                                                     For Capital                Prompt Corrective

                                                                    Actual                  Adequacy Purposes            Action Provisions

                                                            Amount   Ratio            Amount        Ratio             Amount      Ratio

                                                                                            (Dollars in thousands)

As of June 30, 2001:

             Total Risk-Based Capital

            (to Risk-Weighted Assets)         $ 20,811   12.4%        > $13,384    > 8.0%      >  $16,730    > 10.0%

             Core Capital

               (to Adjusted Tangible Assets)    20,506    9.5%        >     8,673    > 4.0%        >     10,842    >  5.0%

             Tangible Capital

               (to Tangible Assets)                  20,506    9.5%        >     3,253    > 1.5%                N/A

             Tier 1 Capital

               (to Risk-Weighted Assets)         20,506   12.3%                N/A                       >     10,038   >  6.0%

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

(16)      ADVERTISING COSTS

            The Company incurred $147,154, $87,058, and $83,634 in non-direct response advertising costs during the years ended June 30, 2001, 2000 and 1999, respectively.  The Company incurred no direct response advertising costs during these years.

(17)      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

            The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

            Cash and cash equivalents and certificates of deposit - For these short-term instruments, the carrying amount approximates fair value.

Available-for-sale and held-to-maturity securities-Fair values for investment securities equal quoted market prices, if available.  If quoted market prices are not available, fair values are estimated based on quoted market prices of similar securities.

Loans receivable-The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics are aggregated for purposes of the calculations.  The carrying value of accrued interest receivable approximates its fair value.

Investment in Federal Home Loan Bank stock-Fair value of the Savings Bank's investment in Federal Home Loan Bank stock approximates the carrying value as no ready market exists for this investment and the stock could only be sold back to the Federal Home Loan Bank.

Deposits-The fair value of demand deposits, savings accounts and interest-bearing demand deposits is the amount payable on demand at the reporting date (i.e., their carrying amount).  The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.  The carrying amount of accrued interest payable approximates its fair value.

Federal Home Loan Bank advances-Rates currently available to the Savings Bank for advances with similar terms and remaining maturities are used to estimate fair value of existing advances.  The carrying amount of accrued interest payable approximates its fair value.

(17)      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Commitments to extend credit, letters of credit and lines of credit-The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

The following table presents estimated fair values of the Company's financial instruments.  The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties.  Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	June 30, 2001
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$14,349,988	$14,349,988
Certificates of deposit	1,409,000	1,409,000
Available-for-sale securities	1,586,920	1,586,920
Held-to-maturity securities	1,333,083	1,340,976
Investment in Federal Home Loan Bank stock	1,901,200	1,901,200
Available-for-sale mortgage-backed securities	376,336	376,336
Loans, net of allowance for loan losses	190,351,556	190,913,000
Accrued interest receivable	1,389,397	1,389,397

Financial liabilities:
Deposits	162,438,398	163,184,000
Federal Home Loan Bank advances and other borrowed funds	32,313,928	32,420,000
Accrued interest payable	573,588	574,000
Unrecognized financial instruments (net of contract amount)
Commitments to extend credit	-	-
Letters of credit	-	-
Unused lines of credit	-	-

(17)      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

	June 30, 2000
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$7,961,552	$7,961,552
Certificates of deposit	1,009,000	1,009,000
Federal funds sold	320,000	320,000
Available-for-sale securities	3,918,241	3,918,241
Held-to-maturity securities	1,657,197	1,633,150
Investment in Federal Home Loan Bank stock	1,072,200	1,072,200
Available-for-sale mortgage-backed securities	448,559	448,559
Loans, net of allowance for loan losses	174,868,666	175,249,000
Accrued interest receivable	1,067,411	1,067,411

Financial liabilities:
Deposits	155,661,444	154,943,000
Federal Home Loan Bank advances	17,925,253	17,855,000
Accrued interest payable	627,000	627,000
Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	-	-
Letters of credit	-	-
Unused lines of credit	-	-

(18)      PARENT COMPANY ONLY FINANCIAL INFORMATION

            The following condensed statements of financial condition and condensed statements of income and  cash flows for First Bancshares, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.

(18)      PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

Condensed Statements of Financial Condition

ASSETS	2001	2000
Cash	$375,233	$478,309
Certificates of deposit	10,000	10,000
Investment securities available-for-sale, at fair value	791,838	487,122
Investment in subsidiaries	22,824,121	22,090,259
Loan to ESOP	171,64	318,321
Property and equipment, less accumulated
depreciation	1,037,429	1,084,408
Deferred income taxes, net	-	8,280
Due from subsidiary	1,342	-
Other assets	23,841	28,735
Total assets	$25,235,444	$24,505,434

LIABILITIES AND STOCKHOLDERS' EQUITY
Due to subsidiary	$-		$17,346
Accrued expenses	12,439		11,053
Deferred income taxes, net	32,078		-
Stockholders' equity	25,190,927		24,477,035
Total liabilities and stockholders' equity	$25,235,444	$

Condensed Statements of Income

	2001	2000	1999
Income:
Equity in earnings of subsidiaries	$1,809,868	$2,015,220	$1,778,557
Interest income	36,056	52,804	64,588
Gain on sale of investments	-	-	37,203
Gain on sale of property and equipment	195	13,130	21,735
Other	74,017	52,630	32,041
Total income	1,920,136	2,133,784	1,934,124

Expenses:
Professional fees	18,046	7,085	16,212
Printing and office supplies	9,022	7,869	12,973
Interest	-	4,392	155
Other	87,157	78,228	73,134
Income tax	(5,944)	16,662	13,265
Total expenses	108,281	114,236	115,739
Net income	$1,811,855	$2,019,548	$1,818,385

(18)      PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

Condensed Statements of Cash Flows

	2001	2000	1999
Cash flows from operating activities:
Net income	$1,811,855	$2,019,548	$1,818,385
Adjustments to reconcile net income to net
cash provided from operating activities:
Equity in earnings of subsidiaries	(1,809,868)	(2,015,220)	(1,778,557)
Depreciation expense	26,878	17,719	12,496
Gain on sale of investments	-	-	(37,203)
Gain on sale of property and equipment	(195)	(13,130)	(21,735)
Net change in operating accounts:
Deferred income taxes, net	1,613	16,393	(13,048)
Other assets and liabilities	(21,665)	128,475	(183,591)
Net cash from (used in) operating activities	8,618	153,785	(203,253)

Cash flows from investing activities:
Dividends from subsidiary	1,500,000	1,500,000	1,500,000
Principal payments on ESOP loan	146,681	181,895	174,533
Purchase of investment securities	(200,000)	(53,537)	(233,406)
Proceeds from maturities of investments	-	-	300,000
Proceeds from sales of investments	-	-	137,203
Purchase of property and equipment	-	(534,709)	(200,769)
Proceeds from sales of property and
equipment	20,296	78,150	113,500
Net change in certificates of deposit	-	75,839	124,161
Net cash from investing activities	1,466,977	1,247,638	1,915,222

Cash flows from financing activities:
Proceeds from issuance of common stock	42,450	189,600	126,100
Cash dividends paid	(285,507)	(300,818)	(279,195)
Purchase of treasury stock	(1,335,614)	(2,018,480)	(2,208,937)
Net cash used in financing activities	(1,578,671)	(2,129,698)	(2,362,032)
Net decrease in cash and cash equivalents	(103,076)	(728,275)	(650,063)
Cash and cash equivalents - beginning of period	478,309	1,206,584	1,856,647

Cash and cash equivalents - end of period	$375,233	$478,309	$1,206,584

COMMON STOCK INFORMATION

The common stock of First Bancshares, Inc. is traded on The Nasdaq Stock Market under the symbol "FBSI". As of August 31, 2001, there were 673 stockholders and 1,784,047 shares of common stock outstanding (including unreleased ESOP shares of 21,676). This does not reflect the number of persons or entities who hold stock in nominee or "street name."

On August 31, and November 30, 2000 and February 28, May 29, and August 30, 2001, the Company declared a $.04 common stock dividend payable September 30, and December 29, 2000 and March 30, June 30, and September 28, 2001 to stockholders of record on September 15 and December 15, 2000 and March 15, June 15, and September 14, 2001, respectively. Dividend payments by the Company are dependent primarily on dividends received by the Company from the Savings Bank. Under Federal regulations, the dollar amount of dividends a savings and loan association may pay is dependent upon the association's capital position and recent net income. Generally, if an association satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with the OTS regulations and the Savings Bank's Plan of Conversion. In addition, under Missouri law, the Company is generally prohibited from declaring and paying dividends at a time when the Company's net assets are less than its stated capital or when the payment of dividends would reduce the Company's net assets below its stated capital.

The following table sets forth market price and dividend information for the Company's common stock.

Fiscal 2001	High	Low	Dividend

First Quarter	$11.00	$9.00	$.04

Second Quarter	$10.25	$9.00	$.04

Third Quarter	$10.50	$9.875	$.04

Fourth Quarter	$11.00	$9.65	$.04

Fiscal 2000

First Quarter	$11.50	$10.875	$.04

Second Quarter	$11.531	$9.00	$.04

Third Quarter	$10.50	$9.25	$.04

Fourth Quarter	$10.00	$9.75	$.04

DIRECTORS AND OFFICERS

FIRST BANCSHARES, INC.	FIRST HOME SAVINGS BANK

DIRECTORS:	DIRECTORS:

Stephen H. Romines	Stephen H. Romines
Chairman of the Board	Chairman of the Board

Harold F. Glass	Harold F. Glass
Partner	Partner
Millington & Glass, Attorneys at Law	Millington & Glass, Attorneys at Law

John G. Moody	John G. Moody
Judge of the 44th	Judge of the 44th
Missouri Judicial Circuit	Missouri Judicial Circuit

Dr. James F. Moore	Dr. James F. Moore
Director of State Fruit Experiment Station of	Director of State Fruit Experiment Station of
Southwest Missouri State University	Southwest Missouri State University

Almeta Hardebeck	Charles R. Cunningham
Loan Officer at the Sparta Branch	Retired Manager of the Marshfield Branch
First Home Savings Bank	First Home Savings Bank

OFFICERS:	OFFICERS:

Stephen H. Romines	Stephen H. Romines
President and Chief Executive Officer	President and Chief Executive Officer

Peter M. Medlen	Charles W. Schumacher
Vice-President	Senior Vice-President

Susan J. Uchtman, CPA	Peter M. Medlen
Chief Financial Officer	Executive Vice-President

Gina Gunnels	Susan J. Uchtman, CPA
Secretary and Treasurer	Chief Financial Officer

Colleen B. Stofer
Secretary

Diana Blanton
Treasurer

CORPORATE INFORMATION

CORPORATE HEADQUARTERS	TRANSFER AGENT

142 East First Street	Registrar and Transfer Co.
P.O. Box 777	10 Commerce Drive
Mountain Grove, Missouri 65711	Cranford, New Jersey 07016
(800) 866-1340
INDEPENDENT AUDITORS

Kirkpatrick, Phillips & Miller, CPAs, P.C.	COMMON STOCK
Springfield, Missouri	Traded on The Nasdaq Stock Market
Nasdaq Symbol: FBSI
GENERAL COUNSEL

Harold F. Glass
Springfield, Missouri

SPECIAL COUNSEL

Breyer & Associates P.C.
Washington, D.C.

ANNUAL MEETING

The Annual Meeting of Stockholders will be held Wednesday, October 17, 2001, at 2:00 p.m., Central Time, at the Days Inn Conference Room, 300 East 19th Street, Mountain Grove, Missouri.

A COPY OF THE FORM 10-KSB AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS AS OF THE RECORD DATE FOR VOTING AT THE ANNUAL MEETING OF STOCKHOLDERS UPON WRITTEN REQUEST TO THE SECRETARY, FIRST BANCSHARES, INC., P.O. BOX 777, MOUNTAIN GROVE, MISSOURI 65711.

THE COMPANY'S FORMS 10-KSB, 10-QSB AND OTHER DISCLOSURE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION CAN BE OBTAINED FROM THE SEC HOME PAGE ON THE WORLD WIDE WEB AT http://www.sec.gov.

Exhibit 21

Subsidiaries of the Registrant


Exhibit 21

Subsidiaries of the Registrant

Parent-------

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

(b)     Wholly owned subsidiary of First Home Savings Bank.

Exhibit 23

Consent of Auditors

(On CPA firm letterhead)

CONSENT OF INDEPENDENT AUDITORS

We have issued our report dated August 9, 2001, accompanying the Consolidated Financial Statements incorporated by reference in the Annual Report of First Bancshares, Inc. on Form 10-KSB for the year ending June 30, 2001.  We hereby consent to the incorporation by reference of said reports in the Registration Statement of First Bancshares, Inc. on Form S-8 (File No. 33-87234, effective December 9, 1994).

                                /s/Kirkpatrick, Phillips & Miller

                          KIRKPATRICK, PHILLIPS & MILLER, CPAs , P.C.

Springfield, Missouri

September 27, 2001