Form 10QSB
period 2001-09-30
FIRST BANCSHARES INC /MO/
filed 2001-11-14
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-QSB

_________________________________

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2001

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File Number 0-22842 #9;

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

Yes X      No

As of November 13, 2001, there were 1,779,830 shares of the Registrant s Common Stock, $.01 par value per share, outstanding.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-QSB

September 30, 2001

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

SIGNATURES

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	September 30,	June 30,
	2001	2001
	(Dollars in thousands)
ASSETS
Cash and cash equivalents, including interest-bearing accounts of $21,533 at September 30 and $11,116 at June 30	$24,933	$14,350
Certificates of deposit	1,409	1,409
Investment securities available-for-sale, at fair value	1,499	1,587
Investment securities held-to-maturity (estimated fair value $1,330 at September 30 and $1,341 at June 30	1,332	1,333
Investment in Federal Home Loan Bank stock , at cost	1,901	1,901
Mortgage-backed certificates available-for-sale, at fair value	853	376
Loans receivable held-for-investment, net (includes reserves for loan losses of $715 at September 30 and $696 at June 30)	190,289	190,352
Accrued interest receivable	1,602	1,389
Prepaid expenses	107	102
Property and equipment, less accumulated depreciation and valuation reserves	7,440	7,306
Intangible assets, less accumulated amortization	649	649
Real estate owned	161	193
Other assets	49	30
Total assets	$232,224	$220,977

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits	$173,574	$162,438
Advances from Federal Home Loan Bank	31,987	32,301
Other borrowed funds	10	13
Accrued expenses and accounts payable	932	918
Deferred income taxes	112	116
Total liabilities	206,615	195,786
Commitments and contingencies	-	-
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value; 8,000,000 shares authorized, 2,777,206 and 2,765,206 issued at September 30 and June 30, respectively, 1,791,107 and 1,787,347 outstanding at September 30 and June 30, respectively	28	28
Paid-in capital	16,961	16,862
Retained earnings - substantially restricted	22,030	21,607
Treasury stock - at cost; 986,099 and 977,859 shares at September 30 and June 30, respectively	(13,318)	(13,227)
Unearned compensation	(83)	(125)
Accumulated other comprehensive income/(loss)	(9)	46
Total stockholders' equity	25,609	25,191
Total liabilities and stockholders' equity	$232,224	$220,977

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -- - - - -

	(Unaudited)
	Quarter Ended September 30,
	2001	2000
	(Dollars in thousands)
Interest Income:
Loans receivable	$3,905	$3,691
Investment securities	67	118
Mortgage-backed and related securities	6	8
Other interest-earning assets	93	67
Total interest income	4071	3,884

Interest Expense:
Customer deposits	1,785	1,836
Borrowed funds	465	397
Total interest expense	2,250	2,233

Net interest income	1,821	1,651

Provision for loan losses	36	38
Net interest income after provision for loan losses	1,785	1,613

Noninterest Income:
Service charges and other fee income	236	207
Gain/(loss) on sale of property and equipment	25	(5)
Income from real estate operations	30	37
Insurance commissions	52	51
Other	7	3
Total noninterest income	350	293

Noninterest Expense:
Compensation and employee benefits	796	695
Occupancy and equipment	193	167
Deposit insurance premiums	7	8
Other	350	271
Total noninterest expense	1,346	1,141

Income before taxes	789	765

Income Tax Expense	296	285

Net income	$493	$480

Basic earnings per share	.28	.26
Diluted earnings per share	.27	.25
Dividends per share	.04	.04

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Three months ended September 30, 2001 and 2000

	(Unaudited)
	2001	2000
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$493	$480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	116	89
Amortization	-	17
Gain/(loss) on sale of property and equipment	(25)	5
Loss on sale of real estate owned	3	-
Loss on loans, net of recoveries	36	38
Release of ESOP shares	81	90
Net change in operating accounts:
Accrued interest receivable and other assets	(237)	(246)
Deferred loan costs	2	(16)
Deferred income taxes payable	29	(22)
Accrued expenses	14	46
Net cash from operating activities	512	481

Cash flows from investing activities:
Purchase of investment securities held-to-maturity	-	(10)
Proceeds from maturities of investment securities held-to-maturity	1	3
Purchase of Federal Home Loan Bank stock	-	(438)
Net change in loans receivable	25	(6,697)
Purchase of mortgage-backed securities	(507)	-
Proceeds from maturities of mortgage-backed securities	30	26
Purchases of property and equipment	(280)	(993)
Proceeds from sale of property and equipment	55	15
Proceeds from sale of real estate owned	29	-
Net cash used in investing activities	(647)	(8,094)

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Three months ended September 30, 2001 and 2000
	(Unaudited)
	2001	2000
	(Dollars in thousands)
Cash flows from financing activities:
Net change in demand deposits, savings accounts, and certificates of deposit	$11,136	$(2,148)
Proceeds from borrowed funds	-	12,290
Payments on borrowed funds	(317)	(5)
Proceeds from sale of common stock	60	12
Purchase of treasury stock	(91)	(286)
Cash dividends paid	(70)	(74)
Net cash from financing activities	10,718	9,789

Net increase in cash and cash equivalents	10,583	2,176

Cash and cash equivalents - beginning of period	14,350	7,962
Cash and cash equivalents - end of period	$24,933	$10,138

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Three months ended September 30, 2001 and 2000
	(Unaudited)
	2001	2000
	(Dollars in thousands)

Net income	$493	$480

Other comprehensive income, net of tax
Unrealized gains/(losses) on securities	(55)	16

Other comprehensive income	(55)	16

Comprehensive income	$438	$496

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - Basis of Presentation

The consolidated interim financial statements as of September 30, 2001 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the September 30, 2001 interim financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year. The June 30, 2001 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

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

		Dilutive
	Weighted Average Number	Shares
	of Common Shares	Issuable
Quarter ended September 30, 2001	1,763,809	61,142
Quarter ended September 30, 2000	1,840,727	64,204

NOTE C - Treasury Stock

First Bancshares, Inc. has completed eight separate stock repurchase programs between March 9, 1994 and December 19, 2000. During those eight programs, a total of 889,947 shares of stock were acquired at a combined cost of $12.3 million. On December 19, 2000, a ninth repurchase program of 187,017 shares was initiated. As of November 13, 2001, 108,429 shares had been repurchased at a cost of $1.1 million. Treasury stock is shown at cost for financial statement presentation.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE D - Accounting Changes

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets."  SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests methods.  SFAS No. 141 also provides new criteria that determine whether an acquired intangible asset should be recognized separately from goodwill.  SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after a business combination has been completed.  Under SFAS No. 142 goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually.  Intangible assets with a definite life will continue to be amortized. SFAS No. 141 and 142 were adopted by the Company on July 1, 2001.

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 2001, as well as certain material changes in results of operations during the three month periods ended September 30, 2001 and 2000.

The following narrative is written with the presumption that the users have read or have access to the Company s 2001 Form 10-KSB, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2001, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

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

Comparison of the Three Months ended September 30, 2001 to the Three Months Ended September 30, 2000

Financial Condition. Total assets increased $11.2 million during the quarter to $232.2 million at September 30, 2001. Cash and cash equivalents increased $10.6 million and mortgage-backed securities increased $.5 million. Customer deposits increased $11.1 million. The increase in customer deposits was divided almost equally between checking accounts and customer certificates of deposit.

Nonperforming assets of $3.2 million, or 1.37% of total assets at September 30, 2001 decreased from $4.7 million, or 2.14% of total assets, at June 30, 2001.

Net Income. Net income increased $13,000 from $480,000 for the quarter ended September 30, 2000 to $493,000 for the quarter ended September 30, 2001. Net interest income after provision for loan losses increased $172,000. Noninterest income increased by $57,000; however, noninterest expense increased by $205,000. Income tax expense increased $11,000.

Net Interest Income. Net interest income was $1,651,000 for the quarter ended September 30, 2000 and increased $170,000 to $1,821,000 for the quarter ended September 30, 2001. Interest income increased $187,000 while interest expense increased $17,000.

FIRST BANCSHARES, INC. MANAGEMENT S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Interest Income. Interest income increased $187,000, or 4.8%, from $3,884,000 for the quarter ended September 30, 2000 to $4,071,000 for the quarter ended September 30, 2001. Interest income from loans receivable increased $214,000 from $3,691,000 for the quarter ended September 30, 2000 to $3,905,000 the quarter ended September 30, 2000. The increase was attributable to a slight increase in average loans outstanding offset by a decrease in the average yield.

Interest income from investment securities was $67,000 for the quarter ended September 30, 2001, a decrease of $51,000 from $118,000 for the quarter ended September 30, 2000. A lower balance in outstanding securities combined with a lower average interest rate caused the decrease. Income from mortgage-backed securities decreased by $2,000 as principal payments reduced the outstanding balance of these securities. Income from other interest-earning assets increased $26,000 from $67,000 for the quarter ended September 30, 2000 to $93,000 for the quarter ended September 30, 2001.

Interest Expense. Interest expense was $2,250,000 for the quarter ended September 30, 2001, a $17,000, or .7%, increase from $2,233,000 for the quarter ended September 30, 2000. Interest expense on customer deposits decreased $51,000 as the rate paid on those deposits decreased even though the average balance outstanding increased. An increase in the average outstanding balance of FHLB advances increased interest expense by $68,000.

Provision for Loan Losses. Loan loss provisions decreased by $2,000 from $38,000 for the quarter ended September 30, 2000 to $36,000 for the quarter ended September 30, 2001.  Actual loan losses, net of recoveries, were $16,500 for the quarter ended September 30, 2001 compared to $2,500 for the quarter ended September 30, 2000.

Noninterest Income. Noninterest income increased by $57,000 from $293,000 for the quarter ended September 30, 2000 to $350,000 for the quarter ended September 30, 2001. Service charges and other fee income from transaction accounts increased $29,000. There was a $25,000 gain on the sale of property and equipment in the quarter ended September 30, 2001 as opposed to a $5,000 loss in the quarter ended September 30, 2000.  Income from real estate operations decreased $7,000 due to vacancies and increased rental expenses.

Noninterest Expense. Noninterest expense was $1,346,000 for the quarter ended September 30, 2001, an increase of $205,000, or 18.0%, from $1,141,000 for the quarter ended September 30, 2000. Employee compensation increased $101,000, partially attributable to the addition of the Kissee Mills and Rockaway Beach branches and the addition of a Senior Vice-President. Group health insurance premiums and self-insurance costs increased $41,000. A $24,000 nonrecurring executive management search and hiring cost for the Senior Vice-President was incurred during the quarter ended September 30, 2000. There was no corresponding expense for the quarter ended September 30, 2001.

Occupancy and equipment expense increased $26,000 comprised primarily of increases in depreciation expense on of the two new branches, the addition and enhancement of computer equipment and the additional commercial rental properties.

Deposit insurance premiums decreased $1,000 due to lower premium rates.

Other noninterest expenses increased $79,000.  There were several promotional marketing programs to increase checking and certificate of deposit accounts and to increase use of the Telebanker voice response system during the quarter ended September 30, 2001 at a cost of $40,000.  In connection with the change in top management of the Bank from Mr. Romines to Mr. Schumacher on January 1, 2002, the branch and department managers attended a series of training seminars during the quarter ended September 30, 2001at a cost of $9,000.  Other increases in operating expenses were: postage - $7,000, correspondent bank account service charges - $6,000 and courier - $5,000.

FIRST BANCSHARES, INC. MANAGEMENT S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Net Interest Margin. Net interest margin increased from 3.41% for the three months ended September 30, 2000 to 3.42% for the three months ended September 30, 2001. Income from earning assets increased by $187,000, or 4.8%, between the two quarters while interest expense increased $17,000, or .8%. The average earning asset base increased by $19.3 million, or 10.1%, which was offset by a $19.6 million, or 11.4%, increase in the average interest-bearing liability base.

Liquidity and Capital Resources

First Home's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities, Federal Home Loan Bank advances and net operating income. While maturities and scheduled amortization of loans and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from a Federal Home Loan Bank line of credit can be drawn as an alternative source of funds. During the period presented, First Home used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals. At September 30, 2001, First Home had approved loan commitments totaling $1.1 million and undisbursed loans in process of $1.9 million.

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

With the opening of two additional branches, normal daily operating expenses are expected to increase slightly. Noninterest expense as a percentage of average assets at 2.4% is, however, expected to remain basically constant. Interest expense is expected to basically remain steady. While the deposit base is expected to increase somewhat, the average interest rates paid on new and renewed accounts is expected to decrease. The average balance on loans is expected to slightly increase while the rates on adjustable rate loans continue to be lowered. Customer deposits are expected to exceed withdrawals.

At September 30, 2001, certificates of deposit amounted to $101.6 million, or 59% of First Home s total deposits, including $63.2 million of fixed rate certificates scheduled to mature within twelve months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and Federal Home Loan Bank advances and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

FIRST BANCSHARES, INC. MANAGEMENT S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders equity minus certain intangible assets. Core capital generally consists of stockholders equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank s capital ratios and the ratios required by FIRREA and subsequent regulations at September 30, 2001.

		Percent of Adjusted
	Amount	Total Assets
	(Unaudited)
	(Dollars in thousands)

Tangible capital	$21,125	9.3%
Tangible capital requirement	3,423	1.5
Excess	$17,702	7.8%

Core capital	$21,125	9.9%
Core capital requirement	9,128	4.0
Excess	$11,997	5.9%

Risk-based capital	$21,430	12.5%
Risk-based capital requirement	13,771	8.0
Excess	$ 7,659	4.5%

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

First Bancshares, Inc.

Date: November 14, 2001     By: /s/ Stephen H. Romines

Stephen H. Romines

Chairman, President

CEO

By: /s/ Susan J. Uchtman

Susan J. Uchtman

CFO