Form 10QSB
period 2001-12-31
FIRST BANCSHARES INC /MO/
filed 2002-02-14
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_________________________________

FORM 10-QSB

_________________________________

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending           December 31, 2001

                                                    or

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

                                      Yes     X        No

As of February 7, 2002, there were 1,739,402 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-QSB

December 31, 2001

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

SIGNATURES

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                                                                                                       (Unaudited)

	December 31,		June 30,
	2001		2001
ASSETS	(Dollars in thousands)
Cash and cash equivalents, including interest-bearing accounts of $31,012 at December 31 and $11,116 at June 30	$34,131		$14,350
Certificates of deposit	810		1,409
Investment securities available-for-sale, at fair value	3,529		1,587
Investment securities help-to-maturity (estimated fair value $1,761 at December 31 and $1,341 at June 30)	1,757		1,333
Investment in Federal Home Loan Bank stock, at cost	1,901		1,901
Mortgage backed certificates available-for-sale, at fair value	811		376
Loans receivable held-for-investment, net (including reserves for loan losses of $763 at December 31 and $696 at June 30)	189,441		190,352
Accrued interest receivable	1,593		1,389
Prepaid expenses	114		102
Property and equipment, less accumulated depreciation and valuation reserves	7,673		7,306
Intangible assets, less accumulated amortization	649		649
Real estate owned	250	-	193
Other assets	74		30
Total assets	$242,733		$220,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposits	$185,094		$162,438
Advances from Federal Home Loan Bank	31,307		32,301
Other borrowed funds	8		13
Income taxes payable - current	42		-
Accrued expenses and accounts payable	780		918
Deferred income taxes	123		116
Total liabilities	217,354		195,786

Commitments and contingencies	-		-

Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued	-		-
Common stock, $.01 par value; 8,000,000 shares authorized, 2,781,356 and 2,765,206 issued at December 31 and June 30, respectively, 1,741,867 and 1,787,347 outstanding at December 31 and June 30, respectively	28		28
Paid-in capital	17,033		16,862
Retained earnings – substantially restricted	22,393		21,607
Treasury stock - at cost; 1,039,489 and 977,859 shares at December 31 and June 30, respectively	(14,033)		(13,227)
Unearned compensation	(41)		(125)
Accumulated other comprehensive loss	(1)		46
Total stockholders’ equity	25,379		25,191
Total liabilities and stockholders’ equity	$242,733		$220,977

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -- - - - -

	(Unaudited)		(Unaudited)
	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2001	2000	2001	2000
	(Dollars in thousands)
Interest Income:
Loans receivable	$3,789	$3,871	$7,693	$7,562
Investment securities	110	129	178	248
Mortgage-backed and related securities	12	8	18	16
Other interest-earning assets	116	78	209	144
Total interest income	4,027	4,086	8,098	7,970

Interest Expense:
Customer deposits	1,780	1,863	3,565	3,699
Borrowed funds	461	503	926	900
Total interest expense	2,241	2,366	4,491	4,599
Net interest income	1,786	1,720	3,607	3,371

Provision for loan losses	96	35	132	73
Net interest income after
provisions for losses	1,690	1,685	3,475	3,298

Noninterest Income:
Service charges and other fee income	226	185	462	392
Income from real estate operations	25	34	55	71
Insurance commissions	56	22	108	72
Gain (loss) on sale of property and equipment	-	-	25	(5)
Other	14	5	21	9
Total noninterest income	321	246	671	539

Noninterest Expense:
Compensation and employee benefits	825	776	1,620	1,471
Occupancy and equipment	191	199	384	365
Deposit insurance premiums	8	8	15	16
Other	286	270	637	541
Total noninterest expense	1,310	1,253	2,656	2,393

Income before taxes	701	678	1,490	1,444
Income Taxes	269	219	565	505

Net income	$432	$459	$925	$939

Earnings per share - basic	.25	.25	.53	.51
Earnings per share - diluted	.24	.24	.51	.50
Dividends per share	.04	.04	.08	.08

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Six months ended December 31, 2001 and 2000

                                                                                                                  (Unaudited)

	2001	2000
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$925	$939
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	237	188
Amortization	-	29
(Gain)/loss on sale of property and equipment	(25)	5
Loss on loans, net of recoveries	132	73
Release of ESOP shares	174	178
Net change in operating accounts:
Accrued interest receivable and other assets	(260)	(273)
Deferred loan costs	12	(24)
Income taxes payable - current	42	(1)
Deferred income tax payable	35	(25)
Accrued expenses	(138)	(59)
Net cash from operating activities	1,134	1,030

Cash flows from investing activities:
Purchase of investment securities held-to-maturity	(440)	(10)
Purchase of investment securities available-for-sale	(2,009)	-
Proceeds from maturities of investment securities
held-to-maturity	16	72
Purchase of Federal Home Loan Bank stock	-	(653)
Net change in certificates of deposit	599	(500)
Net change in federal funds sold	-	320
Net change in loans receivable	678	(8,472)
Purchase of mortgage-backed certificates	(507)	-
Proceeds from maturities of mortgage-backed
certificates	64	46
Purchases of property and equipment	(631)	(1,232)
Proceeds from sale of property and equipment	55	35
Proceeds from sale of real estate owned	29	-
Purchase of real estate owned	-	(159)
Net cash used in investing activities	(2,146)	(10,553)

See accompanying notes to Consolidated Financial Statements.

        FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Six months ended December 31, 2001 and 2000

                                                                                                                             (Unaudited)

	2001	2000
	(Dollars in thousands)
Cash flows from financing activities:
Net change in demand deposits, savings accounts,
and certificates of deposit	$22,656	$(430)
Proceeds from borrowed funds	-	13,927
Payments on borrowed funds	(999)	(8)
Proceeds from sale of common stock	81	18
Purchase of treasury stock	(806)	(643)
Cash dividends paid	(139)	(145)
Net cash from financing activities	20,793	12,719

Net increase in cash and cash equivalents	19,781	3,196

Cash and cash equivalents -
beginning of period	14,350	7,962
Cash and cash equivalents -
end of period	$34,131	$11,158

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)		(Unaudited)
	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2001	2000	2001	2000
(Dollars in thousands)

Net income	$ 432	$ 459	$ 925	$ 939

Other comprehensive income, net of tax
Unrealized gains (losses) on securities	8	30	(47)	46

Comprehensive income	$ 440	$ 489	$ 878	$ 984

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - Basis of Presentation

The consolidated interim financial statements as of December 31, 2001 included in this report have been prepared by the Registrant without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 2001 interim financial statements.  The results of operations for the periods ended December 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.  The June 30, 2001 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

NOTE B - Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the Company.  Dilutive potential common shares are added to weighted average shares used to compute basic earnings per share.  The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company’s stock.  For the periods presented, unreleased ESOP shares are not considered outstanding for purposes of calculating earnings per share.

		Dilutive
	Weighted Average Number	Shares
	of Common Shares	Issuable
Quarter ended December 31, 2001	1,751,141	65,961
Quarter ended December 31, 2000	1,823,060	61,219

Six months ended December 31, 2001	1,757,475	63,178
Six months ended December 31, 2000	1,831,893	62,491

NOTE C - Treasury Stock

First Bancshares, Inc. has completed eight separate stock repurchase programs between March 9, 1994 and December 19, 2000.  During those eight programs, a total of 889,947 shares of stock were acquired at a combined cost of $12.3 million.  On December 19, 2000, a ninth repurchase program of 187,017 shares was initiated.  As of February 7, 2002, 152,459 shares had been repurchased at a cost of $1.7 million.  On January 30, 2002, a tenth repurchase program was approved, to begin when the current (ninth) program is completed.  Approximately 170,439 shares are expected to be acquired during the tenth repurchase program.  Treasury stock is shown at cost for financial statement presentation.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE D - Accounting Changes

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets."  SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests methods.  SFAS No. 141 also provides new criteria that determine whether an acquired intangible asset should be recognized separately from goodwill.  SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after a business combination has been completed.  Under SFAS No. 142 goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually.  Intangible assets with a definite life will continue to be amortized.  SFAS No. 141 and 142 were adopted by the Company on July 1, 2001.  Based on calculations of the value of the Company’s intangible asset, the asset is not impaired and no write-down is currently needed.  These calculations will be performed at least annually in the future to test for impairment of the asset.

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 2001, as well as certain material changes in results of operations during the six month periods ended December 31, 2001 and 2000.

     The following narrative is written with the presumption that the users have read or have access to the Company’s 2001 Form 10-KSB, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2001, and for the year then ended.  Therefore, only material changes in financial condition and results of operations are discussed herein.

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

Comparison of the Three Months ended December 31, 2001 to the Three Months Ended

       December 31, 2000

     Financial Condition. Total assets increased $10.5 million during the quarter to $242.7 million at December 31, 2001.  Cash and cash equivalents increased $9.2 million and investment securities increased $2.5  million while net loans decreased $.8 million.  Customer deposits increased $11.5 million which includes approximately $9.0 million of local government funds.  These funds are expected to be withdrawn during the next several months. Federal Home Loan Bank ("FHLB") advances declined $.7 million.

     Nonperforming assets remained basically constant at $3.2 million, or 1.3% of total assets at December 31, 2001 compared to September 30, 2001.

     Net Income.  Net income decreased $27,000 from $459,000 for the quarter ended December 31, 2000 to $432,000 for the quarter ended December 31, 2001.  Net interest income after provision for loan losses increased $5,000.  Noninterest income increased by $75,000 while noninterest expense increased by $57,000.  Income tax expense increased $50,000.

     Net Interest Income.  Net interest income was $1,786,000 for the quarter ended December 31, 2001, an increase of $66,000 from $1,720,000 for the quarter ended December 31, 2000.  Interest income decreased $59,000 while interest expense decreased $125,000.

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

     Interest Income.  Interest income decreased $59,000, or 1.4%, from $4,086,000 for the quarter ended December 31, 2000 to $4,027,000 for the quarter ended December 31, 2001.  Interest income from loans receivable decreased by $82,000 from $3,871,000 for the quarter ended December 31, 2000 to $3,789,000 for the quarter ended December 31, 2001.  The decrease was attributable to a decrease in the average yield somewhat offset by a slight increase in average loans outstanding.

     Interest income from investment securities was $110,000 for the quarter ended December 31, 2001, a decrease of $19,000 from $129,000 for the quarter ended December 31, 2000.  A lower balance in outstanding securities offset slightly by a higher average interest rate caused the decrease.  Income from mortgage-backed securities increased by $4,000 as additional securities were purchased.  Income from other interest-earning assets increased $38,000.  A higher balance was maintained in these accounts.

     Interest Expense.  Interest expense was $2,241,000 for the quarter ended December 31, 2001, a $125,000, or 5.3%, decrease from $2,366,000 for the quarter ended December 31, 2000.  Interest expense on customer deposits decreased $83,000.  While the average outstanind balance in deposits increased, the rates paid on those deposits decreased.  A decrease in the average rate paid on FHLB advances further reduced interest expense by $42,000.

     Provision for Loan Losses.  Loan loss provisions increased by $61,000 from $35,000 for the  quarter ended December 31, 2000 to $96,000 for the quarter ended December 31, 2001.  Actual loan losses, net of recoveries, were $52,000 for the quarter ended December 31, 2001 compared to $9,500 for the quarter ended December 31, 2000.

     Noninterest Income.  Noninterest income increased $75,000 from $246,000 for the quarter ended December 31, 2000  to $321,000 for the quarter ended December 31, 2001.  Service charges and other fee income from transaction accounts increased $41,000. Title insurance commissions increased $34,000 caused by one time prior period accrual adjustments that occurred in the quarter ended December 31, 2000. Income from late payment fees on loans increased $9,000.  These increases were offset by a $9,000 decrease in income from real estate operations attributable to timing of rental receipts.

     Noninterest Expense.  Noninterest expense was $1,310,000 for the quarter ended December 31, 2001, an increase of $57,000, or 4.5%, from $1,253,000 for the quarter ended December 31, 2000.  Employee compensation increased $49,000, attributable to regular annual salary increases for existing personnel.

     Occupancy and equipment expense decreased $8,000 comprised of the reduction of expenses related to the opening of Kissee Mills and Rockaway Beach branches.

     Telephone expense increased $21,000.  During the past year, the data communication lines between branches has been upgraded to frame relay rather than the slower analog lines.  The telephone companies did not remit invoices for the upgraded lines until this quarter.  There is also continued increase in usage of the Telebanker system.  Employee education expenses increased $15,000 as the managers' training program continued into this quarter.  Office supplies increased $12,000.

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

     These increases were offset by a $17,000 decrease in advertising.  The quarter ended December 31, 2000 included advertising for the opening of the Kissee Mills and Rockaway Beach locations.  Amortization of the intangible asset also decreased $17,000.  This asset is the premium paid to the seller of the Crane and Galena location.  With the adoption of SFAS No. 141 and 142 described at Note D – Accounting Changes, this premium will no longer be amortized and will be tested for impairment at least annually.

     Net Interest Margin.  Net interest margin decreased from 3.46% for the three months ended December 31, 2000 to 3.20% for the three months ended December 31, 2001.  Income from earning assets decreased by $59,000, or 1.4%, between the two quarters while interest expense decreased $125,000, or 5.3%.  The average earning asset base increased by $24.4 million, or 12.3%, which was offset by a $24.3 million, or 13.5%, increase in the average interest-bearing liability base.

Comparison of the Six Months ended December 31, 2001 to the Six Months ended December 31, 2000

     Financial Condition.  Total assets increased $21.8 million during the six months ended December 31, 2001 to $242.7 million. Cash and cash equivalents increased $19.8 million, investment securities increased $2.4 million while net loans decreased $.9 million. Customer deposits increased $22.7 million and FHLB advances were reduced $1.0 million.

     Nonperforming assets increased $1.5 million during the six months to $3.2 million at December 31, 2001.

     Net income.  Net income decreased $14,000 from $939,000 for the six months ended December 31, 2000 to $925,000 for the six months ended December 31, 2001.  Net interest income, after provision for loan losses, increased $177,000, or 5.4%.  Noninterest income increased $132,000; however, noninterest expense increased $263,000, or 11.0%.  Income taxes increased $60,000.

     Net interest income.  A $236,000 increase in net interest income from $3,371,000 for the six months ended December 31, 2000 to $3,607,000 for the six months ended December 31, 2001 was comprised of a $128,000 increase in interest income combined with a $108,000 decrease in interest expense.

     Interest income.  Total interest income of $8,098,000 for the six months ended December 31, 2001 was a $128,000 increase over the total interest income of $7,970,000 for the six months ended December 31, 2000.  Interest income from loans receivable increased $131,000 attributable to a higher outstanding balance offset by a lower average yield.  Income from other earning assets increased $65,000 as a higher balance was maintained in those accounts.  Income from investment securities decreased $70,000 resulting from a combination of a lower average balance and a lower yield on the portfolio.  Interest income on mortgage-backed securities increased $2,000 as the portfolio slightly increased.

     Interest expense.  Interest expense decreased $108,000 from $4,599,000 for the six months ended December 31, 2000 to $4,491,000 for the six months ended December 31, 2001.  Interest expense on customer deposits decreased $134,000, or 3.6%, attributable to lower rates paid on a higher outstanding balance.  Interest expense on FHLB advances increased $26,000 resulting from an increase in the outstanding balance of the advances offset slightly by a lower rate.

 FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

     Provision for loan losses.  Provision for loan losses was $132,000 for the six months ended December 31, 2001, an increase of $59,000 from $73,000 for the six months ended December 31, 2000.  Actual loan losses, net of recoveries, were $69,000 for the six months ended December 31, 2001 and $12,000 for the six months ended December 31, 2000

.

     Noninterest income.  Noninterest income rose $132,000, or 24.5%, from $539,000 for the quarter ended December 31, 2000 to $671,000 for the quarter ended December 31, 2001.  The increase included a $70,000 increase in service charges and fee income and a $36,000 increase in title insurance commissions.  These increases were offset by a decrease in income from real estate operations of $16,000.

     Gains, net of losses, on sales of property and equipment increased by $30,000.  There was a $ 25,000 gain on the sale of investment real estate during the six months ended December 31, 2001 compared to a $5,000 loss during the six months ended December 31, 2000.

     Noninterest expense.  Noninterest expense increased $263,000 from $2,393,000 for the six months ended December 31, 2000 to $2,656,000 for the six months ended December 31, 2001.  Compensation and employee benefits increased $149,000, primarily resulting from the addition of the Kissee Mills and the Rockaway Beach locations, the addition of a Senior Vice-President and annual salary increases for existing personnel.  Group health insurance premiums and self-insurance costs increased $29,000.  Executive management search and hiring costs were $29,000 (a non-recurring expense) during the six months ended December 31, 2000.

     Occupancy and equipment expense increased $19,000 due to the expenses related to upgrade of computer and related communication systems and the completion of the Kissee Mills building.

     Other noninterest expense increased $96,000.  Several promotional marketing programs on deposit accounts and customer information brochures on the use of the Telebanker voice response system increased advertising by $29,000 .  Branch and department managers training seminars and customer service seminars increased employee education $25,000. Telephone expense increased $23,000 as described in the section comparing the three months activity. Other increases in operating expenses were:  correspondent bank service charges - $15,000, insurance - $12,000, office supplies - $11,000, postage - $6,000 and professional fees-$4,000.  These increases were offset by a $28,000 decrease in amortization of intangible asset as was also described in the three months comparison section.

     Net Interest Margin.  The net interest margin of 3.45% for the six months ended December 31, 2000 declined to 3.32% for the six months ended December 31, 2001.  Income from earning assets increased $128,000, or 1.6%, while interest expense decreased $108,000, or 2.3%.  The average earning asset base increased $21.8 million, or 11.2%.  The average interest-bearing liability base increased $21.9 million, or 4.8%.

Liquidity and Capital Resources

     First Home’s primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities and net operating income.  While maturities and scheduled amortization of loans and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities.  Funds from a Federal Home Loan Bank line of credit can be drawn as an

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

alternative source of funds.  During the period presented, First Home used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals.  At December 31, 2001, First Home had approved loan commitments totaling $1.6 million and undisbursed loans in process of $3.0 million.

     Liquid funds necessary for normal daily operations of First Home are maintained in three working checking accounts, a daily time account with the Federal Home Loan Bank of Des Moines and in federal funds.  It is the Savings Bank’s current policy to maintain adequate collected balances in those three checking accounts to meet daily operating expenses, customer withdrawals, and fund loan demand.  Funds received from daily operating activities are deposited, on a daily basis, in one of the working checking accounts and transferred, when appropriate, to daily time or federal funds sold to enhance income or to reduce any outstanding line-of-credit advance from the Federal Home Loan Bank.

     Normal daily operating expenses are expected to remain steady.  Noninterest expense as a percentage of average assets at 2.4% is expected to remain basically constant. Interest expense is expected to gradually decrease somewhat as the deposit base remains basically constant or increases slightly while average interest rates paid on new and renewed accounts decreases.  Rates paid on new or renewed FHLB advances are expected to gradually decrease.  Rates on existing adjustable rate loans are expected to remain steady.

     At December 31, 2001, certificates of deposit amounted to $103.5 million, or 56% of First Home’s total deposits, including $65.0 million of fixed rate certificates scheduled to mature within twelve months.  Historically, First Home has been able to retain a significant amount of its deposits as they mature.  Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and Federal Home Loan Bank advances and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

     The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements.  Tangible capital generally consists of stockholders' equity minus certain intangible assets.  Core capital generally consists of stockholders' equity.  The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations.  The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at December 31, 2001.

		Percent of Adjusted
	Amount	Total Assets
	(Unaudited)
	(Dollars in thousands)

Tangible capital	$21,724	9.1%
Tangible capital requirement	3,590	1.5
Excess	$18,134	7.6%

Core capital	$21,724	9.1%
Core capital requirement	9,572	4.0
Excess	$12,152	5.1%

Risk-based capital	$22,029	12.6%
Risk-based capital requirement	14,036	8.0
Excess	$ 7,993	4.6%

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

                                                                                      First Bancshares, Inc.

Date:  February 14, 2002                                                 By: /s/ Stephen H. Romines

                                                                                              Stephen H. Romines

                                                                                              Chairman, President

                                                                                              CEO

                                                                                        By: /s/ Susan J. Uchtman

                                                                                             Susan J. Uchtman

                                                                                             CFO

#