Form 10QSB
period 2002-03-31
FIRST BANCSHARES INC /MO/
filed 2002-05-15
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_________________________________

FORM 10-QSB

_________________________________

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending           March 31, 2002

                                                    or

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

                                      Yes     X        No

As of May 9, 2002, there were 1,662,587 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-QSB

March 31, 2002

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

SIGNATURES

#

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

(Unaudited)

	March 31,		June 30,
	2002		2001
ASSETS	(Dollars in thousands)
Cash and cash equivalents, including interest-bearing accounts
of $39,460 at March 31 and $11,116 at June 30	$42,271		$14,350
Certificates of deposit	1,010		1,409
Investment securities available-for-sale, at fair value	9,671		1,587
Investment securities held-to-maturity (estimated
fair value $1,717 at March 31 and $1,341 at June 30)	1,736		1,333
Investment in Federal Home Loan Bank stock, at cost	1,901		1,901
Mortgage backed certificates available-for-sale, at fair value	1,773		376
Loans receivable held-for-investment, net (includes reserves for loan losses of $758 at March 31 and $696 at June 30)	186,816		190,352
Accrued interest receivable	1,587		1,389
Prepaid expenses	159		102
Property and equipment, less accumulated depreciation
and valuation reserves	7,964		7,306
Intangible assets, less accumulated amortization	644		649
Real estate owned	326	-	193
Other assets	19		30
Total assets	$255,877		$220,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Customer deposits	$198,985		$162,438
Advances from Federal Home Loan Bank	31,293		32,301
Other borrowed funds	5		13
Income taxes payable - current	257		-
Accrued expenses and accounts payable	854		918
Deferred income taxes	79		116
Total liabilities	231,473		195,786

Commitments and contingencies	-		-

Preferred stock, $.01 par value; 2,000,000 shares authorized,
none issued	-		-
Common stock, $.01 par value; 8,000,000 shares authorized,
2,803,976 and 2,765,206 issued at March 31 and June 30,
respectively, 1,663,912 and 1,787,347 outstanding at
March 31 and June 30, respectively	28		28
Paid-in capital	17,213		16,862
Retained earnings - substantially restricted	22,666		21,607
Treasury stock - at cost; 1,140,064 and 977,859 shares at
March 31 and June 30, respectively	(15,450)		(13,227)
Unearned compensation	-		(125)
Accumulated other comprehensive income	(53)		46
Total stockholders’ equity	24,404		25,191
Total liabilities and stockholders’ equity	$255,877		$220,977

See accompanying notes to Consolidated Financial Statements.

#

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -- - - - -

                                                                            (Unaudited)                                    (Unaudited)

                                                                   Quarter Ended March 31,        Nine Months Ended March 31,

                                                                         2002                 2001                       2002                  2001

                                                                                              (Dollars in thousands)

Interest Income:
Loans receivable	$3,639	$3,873	$11,332	$11,436
Investment securities	129	121	307	369
Mortgage-backed and related securities	11	7	29	22
Other interest-earning assets	133	81	342	226
Total interest income	3,912	4,082	12,010	12,053

Interest Expense:
Customer deposits	1,735	1,783	5,300	5,482
Borrowed funds	444	504	1,370	1,405
Total interest expense	2,179	2,287	6,670	6,887
Net interest income	1,733	1,795	5,340	5,166

Provision for loan losses	91	41	223	114
Net interest income after
provisions for losses	1,642	1,754	5,117	5,052

Noninterest Income:
Service charges and other fee income	228	208	690	600
Income from real estate operations	16	33	71	104
Insurance commissions	46	26	154	98
Gain (loss) on sale of property and equipment	2	-	27	(5)
Other	22	11	43	20
Total noninterest income	314	278	985	817

Noninterest Expense:
Compensation and employee benefits	854	773	2,474	2,244
Occupancy and equipment	202	195	586	560
Deposit insurance premiums	8	7	23	23
Other	348	297	985	838
Total noninterest expense	1,412	1,272	4,068	3,665

Income before taxes	544	760	2,034	2,204
Income Taxes	202	299	767	804

Net income	$342	$461	$1,267	$1,400

Earnings per share - basic	.20	.26	.73	.77
Earnings per share - diluted	.19	.25	.71	.74
Dividends per share	.04	.04	.12	.12

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Nine months ended March 31, 2002 and 2001

                                                                                                                                   (Unaudited)

	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,267	$1,400
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	364	288
Amortization	5	46
Gain/(loss) on sale of property and equipment	(27)	5
Loss on loans, net of recoveries	223	114
Loss on real estate owned	5	-
Release of ESOP shares	272	270
Net change in operating accounts:
Accrued interest receivable and other assets	(244)	(285)
Deferred loan costs	23	(30)
Income taxes payable - current	257	302
Deferred income tax payable	32	(25)
Accrued expenses	(64)	77
Net cash from operating activities	2,113	2,162

Cash flows from investing activities:
Purchase of investment securities held-to-maturity	(440)	(10)
Proceeds from maturities of investment securities available-for-sale	500	2,200
Purchase of investment securites available-for-sale	(8,741)	-
Proceeds from maturities of investment securities
held-to-maturity	37	167
Purchase of Federal Home Loan Bank stock	-	(829)
Net change in certificates of deposit	399	(500)
Net change in federal funds sold	-	320
Net change in loans receivable	3,001	(12,073)
Purchase of mortgage-backed certificates	(1,533)	-
Proceeds from maturities of mortgage-backed
certificates	125	59
Purchases of property and equipment	(1,050)	(1,525)
Proceeds from sale of property and equipment	55	35
Proceeds, net of expenses, from sale of real estate owned	151	6
Purchase of real estate owned	-	(159)
Net cash used in investing activities	(7,496)	(12,309)

See accompanying notes to Consolidated Financial Statements.

#

        FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Nine months ended March 31, 2002 and 2001

                                                                                                                                     (Unaudited)

	2002	2001
	(Dollars in thousands)
Cash flows from financing activities:
Net change in demand deposits, savings accounts,
and certificates of deposit	$36,547	$1,013
Proceeds from borrowed funds	-	15,414
Payments on borrowed funds	(1,016)	(10)
Proceeds from sale of common stock	204	23
Purchase of treasury stock	(2,223)	(992)
Cash dividends paid	(208)	(217)
Net cash from financing activities	33,304	15,231

Net increase in cash and cash equivalents	27,921	5,084

Cash and cash equivalents -
beginning of period	14,350	7,962
Cash and cash equivalents -
end of period	$42,271	$13,046

See accompanying notes to Consolidated Financial Statements.

#

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                                                                                 (Unaudited)                            (Unaudited)

                                                                                              Quarter Ended                   Nine Months Ended

                                                                                                   March 31,                              March 31

	2002	2001	2002	2001
		(Dollars in thousands)

Net income	$ 342	$ 461	$ 1,267	$ 1,400

Other comprehensive income, net of tax
Unrealized gains (losses) on securities	(52)	(6)	(99)	40

Comprehensive income	$ 290	$ 455	$ 1,168	$1,440

See accompanying notes to Consolidated Financial Statements.

#

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - Basis of Presentation

The consolidated interim financial statements as of March 31, 2002 included in this report have been prepared by the Registrant without audit.  In the opinion of management, all adjustments necessary for a fair presentation are reflected in the March 31, 2002 interim financial statements.  The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.  The June 30, 2001 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

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

		Dilutive
	Weighted Average Number	Shares
	of Common Shares	Issuable
Quarter ended March 31, 2002	1,710,452	54,459
Quarter ended March 31, 2001	1,794,798	62,448

Nine months ended March 31, 2002	1,742,030	52,066
Nine months ended March 31, 2001	1,819,709	62,301

NOTE C - Treasury Stock

First Bancshares, Inc. completed eight separate stock repurchase programs between March 9, 1994 and December 19, 2000.  During those eight programs, a total of 889,647 shares of stock were acquired at a combined cost of $12.3 million.  On December 19, 2000, a ninth repurchase program was initiated.  On March 11, 2002, that program was completed.  Under that program, 187,017 shares were acquired at a cost of $2.22 million.  On January 30, 2002, a tenth repurchase program of 171,012 shares was approved, to begin when the ninth program was completed.  As of May 9, 2002, 65,735 shares had been repurchased under the tenth program at a cost of $942,000.  Treasury stock is shown at cost for financial statement presentation.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE D - Accounting Changes

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets."  SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests methods.  SFAS No. 141 also provides new criteria that determine whether an aqcuired intangible asset should be recognized separately from goodwill.  SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after a business combination has been completed.  Under SFAS No. 142 goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually.  Intangible assets with a definite life will continue to be amortized.  SFAS No. 141 and 142 were adopted by the Company on July 1, 2001.  The adoption did not have a material impact on the Company.

#

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 2001, as well as certain material changes in results of operations during the nine month periods ended March 31, 2002 and 2001.

     The following narrative is written with the presumption that the users have read or have access to the Company’s 2001 Form 10-KSB, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2001, and for the year then ended.  Therefore, only material changes in financial condition and results of operations are discussed herein.

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

Comparison of the Three Months ended March 31, 2002 to the Three Months Ended

       March 31, 2001

     Financial Condition. Total assets increased $13.2 million during the quarter to $255.9 million at March 31, 2002. Cash and cash equivalents increased $8.2 million. Investment securities increased $6.1 million and mortgage-backed certificates increased $1.0 million. Net loans decreased $2.6 million to $186.8 million.  Customer deposits increased $13.9 million.

     Nonperforming assets decreased to $2.3 million, or .9% of total assets at March 31, 2002 compared to $3.2 million, or 1.3% of total assets, at December 31, 2001.

     Net Income.  Net income decreased $119,000 from $461,000 for the quarter ended March 31, 2001 to $342,000 for the quarter ended March 31, 2002.  Net interest income after provision for loan losses decreased $112,000.  Noninterest income increased by $36,000; however, noninterest expense increased by $140,000.  Income tax expense decreased $97,000.

     Net Interest Income.  Net interest income was $1,733,000 for the quarter ended March 31, 2002, a decrease of $62,000 from $1,795,000 for the quarter ended March 31, 2001.  Interest income decreased $170,000 while interest expense decreased $108,000.

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Interest Income.  Interest income decreased $170,000, or 4.2%, from $4,082,000 for the quarter ended March 31, 2001 to $3,912,000 for the quarter ended March 31, 2002.  Interest income from loans receivable decreased by $234,000 from $3,873,000 for the quarter ended March 31, 2001 to $3,639,000 for the quarter ended March 31, 2002.  An increase in average loans outstanding from a year ago was more than offset by a decrease in average yield.

Interest income from investment securities was $129,000 for the quarter ended March 31, 2002, an increase of $8,000 from $121,000 for the quarter ended March 31, 2001.  A larger average balance in outstanding securities reduced by a lower average interest rate caused the increase.  Income from mortgage-backed securities increased by $4,000 as an additional security was purchased. Income from other interest-earning assets increased $52,000 from $81,000 for the quarter ended March 31, 2001 to $133,000 for the quarter ended March 31, 2002 as a higher balance was maintained in these accounts.

     Interest Expense.  Interest expense was $2,179,000 for the quarter ended March 31, 2002, a $108,000, or 4.7%, decrease from $2,287,000 for the quarter ended March 31, 2001.  Interest expense on customer deposits decreased $48,000 attributable to a decrease in the rates paid on deposits offset by a higher average balance maintained in those deposits.  A lower average rate combined with a slight decrease in FHLB advances decreased interest expense by $60,000.

     Provision for Loan Losses.  Loan loss provisions increased by $50,000 from $41,000 for the  quarter ended March 31, 2001 to $91,000 for the quarter ended March 31, 2002.  Actual loan losses, net of recoveries, were $96,000 for the quarter ended March 31, 2002 compared to $24,000 for the quarter ended March 31, 2001.

Noninterest Income.  Noninterest income increased by $36,000 from $278,000 for the quarter ended March 31, 2001 to $314,000 for the quarter ended March 31, 2002.  Service charges and other fee income from transaction accounts increased $20,000.  Income from real estate operations decreased $17,000 due to the write-down of other real estate. Insurance commissions increased $20,000.  The quarter ended March 31, 2001 included adjustments for accruals of premiums payable to the underwriters.  Other noninterest income increased $11,000 on enhanced late loan payment fee collections.

     Noninterest Expense.  Noninterest expense was $1,412,000 for the quarter ended March 31, 2002, an increase of $140,000, or 11.0%, from $1,272,000 for the quarter ended March 31, 2001.  Employee compensation increased $81,000, attributable to regular annual salary increases for existing personnel and group health insurance premiums and self-insurance costs.

Occupancy and equipment expense increased $7,000 due to additional deprecation related to the completion of the Kissee Mills branch and the purchase of computer equipment.

Other increases in operating expenses were:  legal expense-$12,000, correspondent bank service charges-$9,000, telephone - $4,000, in-house check printing-$6,000, insurance $8,000, employee education - $6,000 and dues and subscriptions-$3,000.

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Net Interest Margin.  Net interest margin decreased from 3.56% for the three months ended March 31, 2001 to 2.90% for the three months ended March 31, 2002.  Income from earning assets decreased by $170,000, or 4.2%, between the two quarters while interest expense decreased $108,000, or 4.7%.  The average earning asset base increased by $36.9 million, or 18.3%, which was offset by a $38.2 million, or 21.1%, increase in the average interest-bearing liability base.

Comparison of the Nine Months ended March 31, 2002 to the Nine Months ended March 31, 2001

     Financial Condition.  Total assets increased $34.9 million during the nine months ended March 31, 2002 to $255.9 million.  Cash and cash equivalents increased $27.9 million and investment securities increased $8.5 million.  Net loans receivable decreased $3.5 million.

      Customer deposits increased $36.5 million and FHLB advances declined $1.0 million.

     Nonperforming assets decreased $.8 million during the nine months to $2.3 million at March 31, 2002.

     Net income.  Net income decreased $133,000 from $1,400,000 for the nine months ended March 31, 2001 to $1,267,000 for the nine months ended March 31, 2002.  Net interest income, after provision for loan losses, increased $65,000, or 1.3%.  Noninterest income increased $168,000; however, noninterest expense increased $403,000, or 11.0%.  Income taxes decreased $37,000.

     Net interest income.  A $43,000 decrease in interest income offset by a $217,000 decrease in interest expense resulted in an increase in net interest income of $174,000 from $5,166,000 for the nine months ended March 31, 2001 to $5,340,000 for the nine months ended March 31, 2002.

     Interest income.  Total interest income of $12,010,000 for the nine months ended March 31, 2002 was a $43,000 decrease from $12,053,000 for the nine months ended March 31, 2001.  Interest income from loans receivable decreased $104,000 attributable to a lower average yield offset slightly by a higher average outstanding balance.  Income from investment securities decreased $62,000 resulting from a lower average balance maintained in securities and a lower yield on the portfolio.  Interest income from other interest-earning assets increased $116,000 attributable to a higher average balance partially offset by a lower yield.  Interest income on mortgage-backed securities increased $7,000.

     Interest expense.  Interest expense decreased $217,000 from $6,887,000 for the nine months ended March 31, 2001 to $6,670,000 for the nine months ended March 31, 2002.  Interest expense on customer deposits decreased $182,000, or 3.3%, attributable to lower rates paid on deposits.  Interest expense on FHLB advances decreased $35,000 resulting from a reduction in the outstanding balance of the advances.

     Provision for loan losses.  Provision for loan losses was $223,000 for the nine months ended March 31, 2002, an increase of $109,000 from $114,000 for the nine months ended March 31, 2001.  Actual loan losses, net of recoveries, were $165,000 for the nine months ended March 31, 2002 compared to $36,000 for the nine months ended March 31, 2001.

10

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

     Noninterest income.  Noninterest income rose $168,000, or 20.5%, from $817,000 for the nine months ended March 31, 2001 to $985,000 for the nine months ended March 31, 2002.  The increase was comprised of an increase in service charges and fee income of $90,000, an increase in insurance commissions of $56,000 caused by prior period accrual adjustments and a $23,000 increase in other noninterest income for enhanced loan late payment fee collections. These increases were offset by a decrease in income from real estate operations of $33,000.

Gains, net of losses, on sales of property and equipment increased by $32,000.  There was a $27,000 gain on the sale of investment real estate during the nine months ended March 31, 2002 compared to a $5,000 loss during the nine months ended March 31, 2001.

     Noninterest expense.  During the nine months ended March 31, 2002, noninterest expense increased $403,000 from $3,665,000 for the nine months ended March 31, 2001 to $4,068,000 for the nine months ended March 31, 2002.  Compensation and employee benefits increased $230,000, primarily resulting from annual salary increases for existing personnel and group health insurance premiums and self-insurance costs.

     Occupancy and equipment expense increased $26,000 due to the expenses related to the upgrade of the computer system and the completion of the Kissee Mills building.

     Deposit insurance premiums remained constant as the result of lower premium rates.

     Other noninterest expense increased $147,000.  Promotional marketing programs on deposit accounts and customer information brochures on the use of the Telebanker voice response system increased advertising by $29,000.  Branch and department managers training seminars and customer service seminars increased employee education by $31,000.  Telephone expense increased $27,000 based on the upgrade in telephone lines for data communication.  Other increases were:  correspondent bank service charges - $24,000, insurance - $20,000, office supplies - $11,000, and legal expense - $12,000.

     Net Interest Margin.  The net interest margin of 3.48% for the nine months ended March 31, 2001 declined to 3.17% for the nine months ended March 31, 2002.  Income from earning assets decreased $43,000, or .3%, and interest expense likewise decreased $217,000, or 3.2%.  The average earning asset base increased $26.9 million, or 13.6%.  The average interest-bearing liability base increased $27.3 million, or 15.4%.

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

     First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities.  During the period presented, First Home used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals and purchase investment securities.  At March 31, 2002, First Home had approved loan commitments totaling $1.3 million and undisbursed loans in process of $2.0 million.

11

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Liquid funds necessary for normal daily operations of First Home are maintained in three working checking accounts and a daily time account with the Federal Home Loan Bank of Des Moines.  It is the Savings Bank’s current policy to maintain adequate collected balances in those three checking accounts to meet daily operating expenses, customer withdrawals, and fund loan demand.  Funds received from daily operating activities are deposited, on a daily basis, in one of the working checking accounts and transferred, when appropriate, to the daily time account to enhance income or to reduce any outstanding line-of-credit advance from the Federal Home Loan Bank or purchase investment securities.

Normal daily operating expenses are expected to remain constant.  Noninterest expense as a percentage of average assets at 2.3% is also expected to remain basically constant. Interest expense is expected to remain basically constant or decrease slightly.  The deposit base is expected to remain basically constant or increase slightly while average interest rates paid on new and renewed accounts decrease.  Rates paid on renewed FHLB advances are expected to decrease.

Interest income from loans receivable is expected to remain basically constant or increase slightly.  New loans originated will increase income from loans; however, decreases in the rates charged on existing adjustable rate loans will somewhat negate that increase.   Interest income is expected to increase somewhat as more investment securities are purchased.

At March 31, 2002, certificates of deposit amounted to $102.4 million, or 51% of First Home’s total deposits, including $63.4 million of fixed rate certificates scheduled to mature within twelve months.  Historically, First Home has been able to retain a significant amount of its deposits as they mature.  Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and Federal Home Loan Bank advances and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

#

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

     The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements.  Tangible capital generally consists of stockholders' equity minus certain intangible assets.  Core capital generally consists of stockholders' equity.  The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations.  The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at March 31, 2002.

		Percent of Adjusted
	Amount	Total Assets
	(Unaudited)
	(Dollars in thousands)

Tangible capital	$21,191	8.4%
Tangible capital requirement	3,793	1.5
Excess	$17,398	6.9%

Core capital	$21,191	8.4%
Core capital requirement	10,115	4.0
Excess	$11,076	4.4%

Risk-based capital	$21,496	12.6%
Risk-based capital requirement	13,655	8.0
Excess	$ 7,841	4.6%

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

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                      First Bancshares, Inc.

Date:  May 15, 2002                                                       By: /s/ Stephen H. Romines

                                                                                              Stephen H. Romines

                                                                                              Chairman, President

                                                                                              CEO

                                                                                        By: /s/ Susan J. Uchtman

                                                                                             Susan J. Uchtman

                                                                                             CFO

#

#