Form 10KSB
period 2002-06-30
FIRST BANCSHARES INC /MO/
filed 2002-09-30
CIK 912967

Table of Contents

Go to End of Document File for hyperlinks

General

Market Area

Yields Earned and Rates Paid

Rate/Volume Analysis

Interest Rate Sensitivity of Net Portfolio Value

Lending Activities

Reserve for Loan Losses

Investment Activities

Deposit Activities and Other Sources of Funds

Subsidiary Activities

REGULATION OF FIRST HOME

REGULATION OF FIRST BANCSHARES

TAXATION

Competition.

Item 2.  Properties

PART II

PART III

SIGNATURES

Exhibit 13

Dear Stockholder

Business of the Corporation

SELECTED CONSOLIDATED FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

INDEPENDENT AUDITORS’ REPORT

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

CONSOLIDATED STATEMENTS OF INCOME

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMON STOCK INFORMATION

DIRECTORS AND OFFICERS

CORPORATE INFORMATION

Subsidiaries of the Registrant

Consent of Auditors

Exhibit 99.1

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002 OR

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  x  NO

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.  / X /

The registrant's revenues for the fiscal year ended June 30, 2002 were $16,889,000.

As of September 26, 2002, registrant had outstanding 1,631,239 shares of Common Stock.  The registrant's voting stock is traded over-the-counter and is listed on the Nasdaq Stock Market ("Nasdaq/NMS") under the symbol "FBSI."  The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the Nasdaq/NMS on September 26, 2002, was $14,300,000. For purposes of this calculation, officers and directors of the registrant and the Employee Stock Ownership Plan are considered affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 2002. (Parts I and II)

2.  Portions of Proxy Statement for the 2002 Annual Meeting of Stockholders. (Part III)

Transitional Small Business Disclosure Format (check one)

Yes     No  X

PART I

Item 1.  Business

General

First Bancshares, Inc. ("First Bancshares" or the "Company"), a Missouri corporation, was incorporated on September 30, 1993 for the purpose of becoming the holding company for First Home Savings Bank ("First Home" or the "Savings Bank") upon the Savings Bank's conversion from a state-chartered mutual to a state-chartered stock savings and loan association ("Conversion").  The Conversion was completed on December 22, 1993.  At June 30, 2002, the Company had consolidated total assets of $258.2 million, total customer deposits of $202.5 million and stockholders' equity of $24.8 million.  While the Company owns a title insurance agency through a subsidiary and some rental real estate, it is not engaged in any significant activity other than holding the stock of First Home.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Savings Bank.

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

The Savings Bank provides its customers with a full array of community banking services.  The Savings Bank is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with other funding sources, to invest in one-to-four family residential mortgage loans along with multi-family residential, consumer, and commercial mortgage loans, including home equity loans, for its loan portfolio, as well as mortgage-backed and U.S. Government and agency securities and other assets.  At June 30, 2002, the Savings Bank's net loans were $189.0 million, or 73.2% of consolidated total assets, including $114.1 million, or 59.14% of total loans, for one-to-four family properties, $57.6 million, or 29.87% of total loans, for other real estate and $21.2 million of consumer and commercial business loans, or 10.99% of total loans.  As discussed in the following, adjustable rate mortgage (“ARM”) loans account for approximately 98% of loans secured by real estate and 88% of the total loan portfolio.

In March 1998, the Savings Bank purchased two bank branch offices from NationsBank.  The branches are located in Crane and Galena, Missouri.  As part of the agreement, the Savings Bank assumed customer deposits of $17.4 million and other liabilities of $60,000 in exchange for loans of $4.8 million, premises and equipment of $300,000, cash of $11.3 million and other assets of $70,000.  The Savings Bank paid a premium of $1.0 million for the loans purchased and the customer deposits assumed.  The acquisition was recorded using the purchase method of accounting. At June 30, 2002, the premium paid for the branches was being amortized on a straight-line basis over 15 years.  Results of operations of the branches acquired are included in the accompanying consolidated financial statements since the date of acquisition.

Market Area

The Savings Bank is headquartered in the town of Mountain Grove, in Wright County, Missouri.  Wright County has a population of approximately 17,000 and its economy is highly diversified, with an emphasis on the beef and dairy industry. The Savings Bank's market area is predominantly rural in nature and its deposit taking and lending activities primarily encompass Wright, Webster, Douglas, Christian, Ozark, Stone and Taney counties. Companies in the area include Hutchens Steel, Arlee Home Fashions, Copeland Corporation, Dairy Farmers of America, WoodPro Cabinetry and Fordick Corporation.  The Savings Bank also transacts a significant amount of business in Texas and Greene counties, Missouri.  The area, especially Ozark County due to its proximity to the Norfolk and Bull Shoals lakes, has experienced a rather slow but steady growth from retirees.  Economic conditions in the Savings Bank's market area have been stable.

Selected Consolidated Financial Information

This information is incorporated by reference to pages 4 and 5 of the 2002 Annual Report to Stockholders ("Annual Report") attached hereto as Exhibit 13.

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

	Years Ended June 30,
	2002			2001			2000
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance(2)	Dividends	Cost	Balance(2)	Dividends	Cost	Balance(2)	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$190,119	$14,920	7.85%	$183,714	$15,340	8.35%	$162,647	$13,111	8.06%
Mortgage-backed securities	684	50	7.31	410	28	6.83	497	34	6.84
Investment securities	11,498	548	4.77	7,543	440	5.83	7,497	446	5.95
Daily interest-bearing deposits	26,549	437	1.65	7,582	280	3.69	6,310	259	4.10
Federal funds sold	-	-	-	125	8	6.40	280	15	5.36
Total interest-earning assets	228,850	15,955	6.97	199,374	16,096	8.07	177,231	13,865	7.82
Non-interest earning assets
Office properties and equipment, net	5,374			4,487			3,708
Real estate, net	2,587			2,463			1,656
Other non-interest earning assets	5,868			5,462			4,962
Total assets	$242,679			$211,786			$187,557

Interest-bearing liabilities:
Passbook accounts	$ 12,318	341	2.77	$ 10,607	322	3.04	$ 10,399	317	3.05
NOW and Super Saver accounts	64,126	1,734	2.70	43,904	1,279	2.91	46,027	1,394	3.03
Certificates of deposit	101,851	4,854	4.77	94,623	5,655	5.98	93,664	5,125	5.47
Total deposits	178,295	6,929	3.89	149,134	7,256	4.87	150,090	6,836	4.55
Other interest-bearing liabilities	31,413	1,800	5.73	30,155	1,872	6.21	6,485	421	6.49
Total interest-bearing liabilities	209,708	8,729	4.16	179,289	9,128	5.09	156,575	7,257	4.64
Non-interest bearing liabilities:
Other liabilities	7,830			7,555			6,584
Total liabilities	217,538			186,844			163,159
Stockholders' equity	25,141			24,942			24,398
Total liabilities and
stockholders' equity	$242,679			$211,786			$187,557
Net interest income		$ 7,226			$ 6,968			$ 6,608
Interest rate spread			2.81%			2.98%			3.18%
Net interest margin			3.16%			3.49%			3.73%
Ratio of average interest-earning
assets to average interest-
bearing liabilities	109%			111%			113%

__________________

(1)  Average balances include nonaccrual loans and loans 90 days or more past due. The corresponding interest up to the date of nonaccrual status has been included in the "Interest and Dividends" column.

(2)  Average balances for a period have been calculated using the average monthly balances for the respective year.

Yields Earned and Rates Paid

The following table sets forth (on a consolidated basis) for the periods and at the date indicated, the weighted average yields earned on the Company’s and First Home's assets, the weighted average interest rates paid on First Home's liabilities, together with the net yield on interest-earning assets.

At June 30,		Years Ended June 30,
	2002	2002	2001	2000
Weighted average yield on loan portfolio	7.68%	7.85%	8.35%	8.06%
Weighted average yield on mortgage-backed
securities	5.16	7.31	6.83	6.84
Weighted average yield on investment securities	4.48	4.77	5.83	5.95
Weighted average yield on interest-bearing deposits	1.45	1.65	3.69	4.10
Weighted average yield on federal funds sold	-	-	6.40	5.36
Weighted average yield on all interest-earning assets	6.82	6.97	8.07	7.82
Weighted average rate paid on total deposits	3.27	3.89	4.87	4.55
Weighted average rate paid on FHLB advances	5.56	5.73	6.21	6.49
Weighted average rate paid on all interest
-bearing liabilities	3.57	4.16	5.09	4.64
Interest rate spread (spread between weighted
average rate on all interest-earning assets
and all interest-bearing liabilities)	3.25	2.81	2.98	3.18
Net interest margin (net interest income
(expense) as a percentage of average
interest-earning assets)	N/A	3.16	3.49	3.73

Rate/Volume Analysis

The following table presents certain information regarding changes in interest income and interest expense of the Company and Savings Bank for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to (i) effects on interest income and interest expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and interest expense attributable to changes in rate (changes in rate multiplied by prior volume); (iii) the net changes (the sum of the previous columns).   The effects on interest income and interest expense attributable to changes in both rate and volume are allocated to the change in volume variance and the change in the rate variance on a pro rated basis.

Years Ended June 30,				Years Ended June 30,
2002 Compared to 2001				2001 Compared to 2000
Increase/(Decrease)				Increase/(Decrease)
Due to				Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans (1)	$ 579	$ (999)	$(420)	$1,746	$ 479	$ 2,225
Mortgage-backed securities	20	2	22	(6)	-	(6)
Investment securities	166	(58)	108	3	(5)	(2)
Daily interest-earning deposits	202	(45)	157	42	(21)	21
Federal funds sold	(4)	(4)	(8)	(11)	4	(7)
Total net change in income on
interest-earnings assets	963	(1,104)	(141)	1,774	457	2,231

Interest-bearing liabilities:
Interest-bearing deposits	11,189	(11,516)	(327)	(44)	464	420
FHLB advances	85	(157)	(72)	1,468	(17)	1,451
Total net change in expense on
Interest-bearing deposits	11,274	(11,672)	(399)	1,424	447	1,871
Net change in net interest income	$(10,311)	$10,568	$ 258	$ 350	$ 10	$ 360

(1)  Includes interest on loans 90 days or more past due not on nonaccrual status.

Interest Rate Sensitivity of Net Portfolio Value

In order to encourage institutions to reduce interest rate risk, the Office of Thrift Supervision (“OTS”) adopted a rule incorporating an interest rate risk component into the risk-based capital rules.  Using data compiled by the OTS, the Savings Bank receives a report that measures interest rate risk by modeling the change in net portfolio value over a variety of interest rate scenarios.  The OTS developed this procedure for measuring interest rate risk to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period).  Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance-sheet contracts.  The calculation is intended to illustrate the change in net portfolio value that will occur upon an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement.  Under OTS regulations, an institution with a greater than “normal” level of interest rate risk takes a deduction from total capital for purposes of calculating its risk-based capital.  The OTS, however, has delayed the implementation of this regulation.  An institution with a “normal” level of interest rate risk is defined as one whose “measured interest rate risk” is less than 2.0%.  Based on the Savings Bank’s regulatory capital ratios at June 30, 2002, the Savings Bank believes that, if the proposed regulation had been implemented at that date, the Savings Bank’s level of interest rate risk would not have caused it to be treated as an institution with greater than “normal” interest rate risk.

The following table illustrates the change in net portfolio value at June 30, 2002, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps which management might take to counter the effect of that interest rate movement.

					Net Portfolio as % of
		Net Portfolio Value			Portfolio Value of Assets
Basis Point ("bp")		Dollar	Dollar	Percent	Net Portfolio
Change in Rates		Amount	Change(1)	Change	Value Ratio(2)	Change(3)
		(Dollars in thousands)
300	bp	$ 31,685	$ 392	1%	11.98%	29	bp
200		32,095	802	3	12.07	38
100		31,929	636	2	11.96	27
-		31,293	-	-	11.69	-
(100)		29,953	(1,340)	(4)	11.17	(52)

(1) Represents the increase (decrease) of the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.

(2) Calculated as the estimated net portfolio value divided by the portfolio value of total assets.

(3) Calculated as the increase (decrease) of the net portfolio value ratio assuming the indicated change in interest rates over the estimated net portfolio value ratio assuming no change in interest rates.

The above table illustrates, for example, that at June 30, 2002 an instantaneous 200 basis point increase in market interest rates would increase the Savings Bank’s net portfolio value by approximately $800,000, or 3%, and an instantaneous 100 basis point decrease in market interest rates would decrease the Savings Bank’s net portfolio value by $1.3 million, or 4%.

The following summarizes key exposure measures for the dates indicated.  They measure the change in net portfolio value ratio for a 200 basis point adverse change in interest rates.

	June 30,	March 31,	June 30,
	2002	2002	2001
Pre-shock net portfolio
value ratio	11.69%	12.34%	20.24%
Post-shock net portfolio
value ratio	11.17%	11.96%	18.92%
Decline in net portfolio
value ratio	52 bp	38 bp	132 bp

The calculated risk exposure measures indicate the Savings Bank’s interest rate risk at June 30, 2002 has decreased from the previous year end, in that the “shock” increase in market rates would have a relatively small negative effect on net portfolio value.

The OTS uses certain assumptions in assessing the interest rate risk of thrift institutions.  These assumptions relate to interest rates, loan prepayment rates, deposits decay rates, and the market values of certain assets under differing interest rate scenarios, among others.  As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities or period to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates.  Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the table.

Lending Activities

General.  The principal lending activity of the Savings Bank is the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing one-to-four family owner occupied homes within its primary market area.  In an attempt to diversify its lending portfolio, however, the Savings Bank also originates nonresidential real estate loans, consumer loans, mobile home loans, home improvement loans, commercial loans, business loans, student loans and loans secured by savings accounts.  The ratios of residential and commercial real estate loans to total loans has shifted gradually in recent years due to market conditions in the Savings Bank’s lending area and the hiring of seasoned loan officers experienced in commercial or agricultural lending.  The commercial and agricultural loans have been underwritten using the Savings Bank’s historical conservative approach to collateral values.  Additionally, the Savings Bank has extensively used the Small Business Administration’s (“SBA”) guaranteed programs since September of 2000.

In addition to loans within the Savings Bank’s primary market area, the Savings Bank also has originated 24 one-to-four family home loans, five land loans and 10 commercial real estate loans in Texas, Arkansas, California, Illinois, Kansas, Nebraska and Oregon.  The aggregate balance of these 39 loans at June 30, 2002 was $6.4 million.  These loans were performing according to the scheduled terms at June 30, 2002.

At June 30, 2002 the Savings Bank’s net loans receivable totaled approximately $189.0 million representing approximately 73.2% of consolidated total assets.  Since 1973, the Savings Bank has primarily originated ARM loan products.  At June 30, 2002, ARM loans accounted for $169.3 million or 87.74% of the total loan portfolio and 98.53% of loans secured by real estate.  The Savings Bank focuses on serving the needs of its local community and strongly believes in a lending philosophy that stresses individual customer service and flexibility in meeting the needs of its customers.

Loan Portfolio Analysis.  The following table sets forth the composition of the Savings Bank’s loan portfolio by type of loan and type of security as of the dates indicated.  Construction loans are included in the residential and commercial loan types.  The Savings Bank does not account for construction loans separate from residential and commercial loans.

	At June 30,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Residential	$114,092	59.14%	$123,758	64.00%	$118,929	66.44%	$113,075	72.14%	$112,404	74.74%
Commercial or industrial real estate	41,179	21.34	30,839	15.95	28,575	15.96	15,850	10.11	11,615	7.72
Land	11,264	5.84	12,526	6.48	9,029	5.05	8,407	5.36	8,727	5.80
Second mortgage loans	5,195	2.69	5,076	2.62	5,082	2.84	4,991	3.18	4,910	3.27
Total mortgage loans	171,730	89.01	172,199	89.05	161,615	90.29	142,323	90.80	137,656	91.53

Other Loans:
Automobile loans	6,860	3.56	7,772	4.02	6,517	3.64	5,270	3.36	5,724	3.81
Savings account loans	1,733	0.90	1,685	0.87	1,646	0.92	1,944	1.24	1,662	1.10
Mobile home loans	1,543	0.80	1,302	0.67	1,319	0.74	1,346	0.86	1,135	0.75
Other consumer	1,553	0.80	2,080	1.08	2,317	1.29	1,552	0.99	1,847	1.23
Commercial business	9,506	4.93	8,344	4.31	5,582	3.12	4,314	2.75	2,372	1.58
Total other loans	21,195	10.99	21,183	10.95	17,381	9.71	14,426	9.20	12,740	8.47
Total loans	192,925	100.00%	193,382	100.00%	178,996	100.00%	156,749	100.00%	150,396	100.00%
Add:
Unamortized deferred loan costs,
net of origination fees	265		288		267		217		167
Less:
Undisbursed loans in process	3,358		2,622		3,797		2,810		3,629
Allowance for possible loan
losses	881		696		597		540		528
Total loans receivable, net	$188,951		$190,352		$174,869		$153,616		$146,406

	At June 30,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Security:
Residential real estate
Second mortgage loans	$ 3,055	1.58%	$ 3,233	1.67%	$ 3,366	1.88%	$ 3,746	2.39%	$ 3,884	2.58%
One-to-four family	114,178	59.18	123,758	64.00	118,929	66.44	113,075	72.14	112,404	74.74
Multi-family	1,969	1.02	1,797	0.93	1,774	0.99	1,535	0.98	1,085	0.72
Commercial or industrial real
estate	41,397	21.46	30,734	15.89	28,381	15.86	15,437	9.85	11,422	7.60
Land	11,148	5.78	12,677	6.56	9,165	5.12	8,530	5.44	8,861	5.89
Commercial or industrial
assets	9,528	4.94	8,344	4.31	5,582	3.12	4,314	2.75	2,372	1.58
Automobile	6,810	3.53	7,772	4.02	6,517	3.64	5,270	3.36	5,724	3.81
Savings accounts	1,523	0.79	1,685	0.87	1,646	0.92	1,944	1.24	1,662	1.10
Mobile homes	1,518	0.79	1,302	0.67	1,319	0.74	1,346	0.86	1,135	0.75
Other consumer	1,799	0.93	2,080	1.08	2,317	1.29	1,552	0.99	1,847	1.23
Total	192,925	100.00%	193,382	100.00%	178,996	100.00%	156,749	100.00%	150,396	100.00%
Add:
Unamortized deferred loan costs,
net of origination fees	265		288		267		217		167
Less:
Undisbursed loans in process:
Nonconstruction loans	1,360		937		652		932		1,514

Construction loans	1,998		1,685		3,145		1,878		2,115
Allowance for possible loan
losses	881		696		597		540		528
Total loans receivable, net	$188,951		$190,352		$174,869		$153,616		$146,406

One-to-Four Family Residential Loans. The primary lending activity of the Savings Bank has been the origination of mortgage loans to enable borrowers to purchase existing homes, to construct new one-to-four family homes or refinance existing debt on their homes.  Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses at a minimum.  At June 30, 2002, approximately $114.2 million, or 59.18% of the Savings Bank's gross loan portfolio, consisted of loans secured by one-to-four family residential real estate.  The Savings Bank presently originates ARM loans secured by one-to-four family properties with loan terms of 10 to 30 years.  Since 1973, the Savings Bank has originated almost exclusively ARM loan products. Initially, ARM loans were indexed to the Savings Bank's cost of money.  In 1979, the Savings Bank discontinued the use of the indexed ARM loans and changed to its current policy of non-indexed ARMs, which generally allows, but does not require, the Savings Bank to adjust the interest rate once a year, up or down, not to exceed 1% per year.  Loans of this nature originated after 1988 generally are limited to a 6% maximum increase over the life of the loan.

The Savings Bank does not charge points on ARM loans and it does not charge appraisal fees.  It quotes an interest rate, or base rate, with no points and gives the borrower the option, if desired, to pay a 1% fee, but obtain the loan at 1% below the Savings Bank's base rate for the first year of the loan.  Construction borrowers can pay a 2% fee and receive a 2% reduction in the initial interest rate for the first year of the loan.  The Savings Bank funds most of its loan commitments in a relatively short period of time.  If a commitment expires, the Savings Bank will generally renew the commitment upon request.

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

The Savings Bank's lending policies generally limit the maximum loan-to-value ratio on adjustable rate residential mortgage loans to 85% of the lesser of the appraised value or purchase price of the underlying residential property.  The Savings Bank requires title insurance or an abstract extension and attorney's opinion, fire and casualty coverage and a flood zone determination on all mortgage loans originated or purchased.  All of the Savings Bank's real estate loans contain "due on sale" clauses.  The Savings Bank’s personnel prepare all property evaluations at no expense to the borrower unless the property is outside its normal lending territory or the loan exceeds $250,000, in which event, independent appraisers are utilized.  At June 30, 2002 the maximum loan-to-value ratio on loans to local borrowers was generally 85%.

At June 30, 2002, the Savings Bank had $4.4 million in interim construction loans in its portfolio with maximum loan to value ratios of 80% to 85%.  Most of these loans are residential construction loans for single- or multi-family dwelling units.  All of these loans automatically convert into permanent residential real estate loans.

Multi-Family Residential Loans.  At June 30, 2002, approximately $2.0 million, or 1.02% of the Savings Bank's gross loan portfolio consisted of 11 loans secured by multi-family residential real estate.  Multi-family real estate loans are generally originated at 80% of the appraised value of the property or selling price, whichever is less, and carry adjustable rate mortgages with the principal amortized over 10 to 30 years.  Loans secured by multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential loans.  In addition, multi-family real estate loans carry risks similar to those associated with commercial real estate lending.  See " -- Consumer and Commercial Business Loans."

The Savings Bank's largest multi-family residential loan was a $536,000 loan made in early 1999 with a balance at June 30, 2002 of $470,000.  The loan is secured by a 24-unit apartment complex in Taney County, Missouri (near Branson)with a $565,500 appraisal along with an assignment of a $105,000 promissory note.  At June 30, 2002, only one of the eleven loans was not performing according to its scheduled terms.  The loan has since been brought current.

Land and Commercial Real Estate Loans.  The Savings Bank had loans outstanding secured by land and commercial real estate of $52.5 million, or 27.24% of the Savings Bank’s gross loan portfolio, at June 30, 2002.  The commercial real estate loans originated by the Savings Bank amounted to $41.4 million, or 21.46%, and are primarily secured by commercial buildings.  Land loans on property located primarily in the Savings Bank's primary market area amounted to $11.1 million or 5.78% of the total loan portfolio at June 30, 2002.  The Savings Bank's land loans generally are secured by farm land used in beef or dairy operations and involve the risks associated with general agricultural conditions relative to those areas of agriculture.

The Savings Bank's largest commercial real estate loan was $1.4 million at June 30, 2002.  The loan was originated to refinance existing debt and is secured by a shopping center in Pittsburg, Kansas.  The loan is performing according to its scheduled terms.

Of primary concern in commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the property.  Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties.  As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to supply and demand in the market in the type of property securing the loan and therefore, may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, the borrowers’ ability to repay the loan may be impaired.

Consumer and Commercial Business Loans.  The Savings Bank's consumer loans consist of car loans, appliance dealer loans, mobile home loans, savings account loans, and various other consumer loans.  At June 30, 2002, the Savings Bank's consumer loans totaled approximately $11.7 million, or 6.04% of the Savings Bank's total loans.  Subject to market conditions, management expects to continue to market and originate consumer loans as part of its strategy to provide a wide range of personal financial services to its depository customer base and as a means to enhance the interest rate sensitivity of the Savings Bank's interest-earning assets and its interest rate spread.

At June 30, 2002, the Savings Bank’s loan portfolio secured by automobiles amounted to $6.8 million, or 3.53% of total loans.  These loans are originated directly with the borrower.  The maximum term is 60 months for these loans.  The Savings Bank may lend up to 100% of the purchase price of a new automobile or up to the National Automobile Dealers Association published loan value for a used vehicle.  The Savings Bank requires all borrowers to maintain automobile insurance, including collision, fire and theft, with the Savings Bank listed as loss payee.

The Savings Bank also purchases consumer loans from two local appliance dealers.  The loans are made by the appliance dealers to the dealers’ customers.  At June 30, 2002, the loans amounted to $69,000.  Reserves for losses maintained by the dealers at June 30, 2002 totaled $14,000.  These loans are originated by the dealers and are assigned, with recourse, to the Savings Bank.  Payments are made directly to the dealers by the borrower and any losses are borne by the dealer rather than the Savings Bank.  The Savings Bank obtains and reviews regularly updated financial statements of the appliance dealers and monitors the individual loans purchased.

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

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, mobile homes, boats and recreational vehicles.  Any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.  The remaining deficiency often does not warrant further collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Savings Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.  Historically, the Savings Bank has had a low level of delinquencies on its consumer loans.  See"-- Non-Performing Assets and Delinquencies."  At June 30, 2002, only $146,000 of the Savings Bank's consumer loan portfolio was 90 days or more past due.

Commercial business loans consist of commercial loans with no real estate as security, such as business equipment loans, farm equipment loans and cattle loans.  As of June 30, 2002, 2001 and 2000, these loans totaled $9.5 million, $8.3 million and $5.6 million, respectively.  The ratio of other loans as a percent of total loans increased during the three years ended June 30, 2002 to 4.94%, 4.31% and 3.12%, respectively.  These ratios are an indication that the Savings Bank does not particularly emphasize loans of this type, but may make such loans for well qualified customers.  There have been insignificant losses from First Home originated loans in the "other loans" category in the past three fiscal years.

Second Mortgage Loans.  The Savings Bank offers adjustable rate second mortgage loans that are usually made on the security of the borrower's residence.  Loans normally do not exceed 80% to 85% of the appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 25 years requiring monthly payments of principal and interest.  At June 30, 2002, second mortgage loans amounted to $3.1 million, or 1.58% of total loans of the Savings Bank.

Loan Maturity and Repricing

     The following table sets forth certain information at June 30, 2002 regarding the dollar amount of loans maturing in the Savings Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.  Mortgage loans which have adjustable rates are shown as maturing at their next repricing date.  Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

		After One Year	After 3 Years	After 5 Years
	Within One Year	Through 3 Years	Through 5 Years	Through 10 Years	Beyond 10 Years	Total
	(In thousands)
Real estate mortgage	$ 116,390	$ 330	$ 39	$ -	$ 388	$ 117,147
Commercial real estate	36,643	205	5,440	865	-	43,153
Land	11,429	1	-	-	-	11,430
Mobile home	1,437	32	29	45	-	1,543
Automobile	5,381	631	848	-	-	6,860
Savings account loans	1,501	185	23	-	24	1,733
Other consumer	1,315	188	50	-	-	1,553
Commercial business	8,252	661	509	76	8	9,506
Total loans	$ 182,348	$ 2,233	$ 6,938	$ 986	$ 420	$ 192,925

     The following table sets forth the dollar amount of all loans due one year after June 30, 2002, all of which have fixed interest rates.

Fixed
Rates
(In thousands)
Real estate mortgage	$ 427
Commercial real estate	12
Land	1
Mobile home	75
Automobile	1,117
Savings account loans	232
Other consumer	192
Commercial business	1,128
Total	$ 3,184

The following table sets forth scheduled contractual amortization of loans and mortgage-backed securities at June 30, 2002 and the dollar amount of such loans and mortgage-backed securities at the date which are scheduled to mature after one year which have fixed or adjustable interest rates.  Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At June 30, 2002
			Commercial		Mortgage-
	Mortgage	Consumer	Business	Total	Backed
	Loans	Loans	Loans	Loans	Securities
	(In thousands)
Amounts due:
Within one year	$ 6,254	$ 3,406	$6,073	$ 15,733	$ -
After one year
through three years	1,703	4,338	1,516	7,557	-
After three years
through five years	2,553	2,474	1,101	6,128	500
After five years	161,220	1,471	816	163,507	2,217
Total	$171,730	$11,689	$9,506	$192,925	$2,717

Interest rate terms
on amounts due after
one year:
Fixed	$ 440	$ 1,616	$1,128	$ 3,184	$1,504
Adjustable	165,036	6,667	2,305	174,008	1,213
Total	$165,476	$ 8,283	$3,433	$177,192	$2,717

Mortgage Loan Solicitation and Processing.  The Savings Bank's main source of loans is from referrals from current or prior borrowers, limited walk-ins and contact and relationships with real estate agents.   Once a mortgage loan application is received, a credit and property analysis is completed including obtaining a credit report from local reporting agencies, verification of income and deposits through mail or direct contact, asset and liability verification as required and an evaluation of the property offered as collateral.  Real estate evaluations are completed by board approved staff personnel.  The application is then submitted for underwriting by designated staff members and forwarded to a loan officer for review and action along with the underwriter's recommendations.  Decisions are generally made within a week.  Loans in excess of $500,000 are approved by the Board of Directors and loans less than that amount are approved by authorized officers or a loan officer of the Savings Bank.

Loan Originations, Purchases and Sales.  Loans are originated to meet or exceed the applicable underwriting requirements of the Savings Bank.  The Savings Bank has never sold loans in the secondary market.

     The Savings Bank has occasionally purchased loans from other financial institutions or two local appliance dealers, as discussed above.  See "-- Consumer and Commercial Business Loans."  The Savings Bank did not purchase any mortgage loans during 2002.

The following table shows total mortgage loans originated, purchased, sold and repaid during the periods indicated.

	Years Ended June 30,
	2002	2001	2000
	(In thousands)
Total mortgage loans at beginning of period	$172,199	$161,615	$ 142,323
Loans originated:
One-to-four family residential	22,908	34,615	38,075
Multi-family residential and commercial real estate	15,777	10,435	13,104
Land	2,787	5,975	5,093
Total loans originated	41,472	51,025	56,272

Loans purchased:
One-to-four family residential	-	-	-
Multi-family residential and commercial real estate	-	-	-
Land	-	-	-
Participation loans	-	-	-
Total loans purchased	-	-	-

Loans sold	-	-	-

Mortgage loan principal repayments	41,359	39,972	36,818

Other-loans charged off or
transferred to other real estate(1)	582	469	162
Total other activity	582	469	162
Total gross mortgage loans at end of period	$171,730	$172,199	$ 161,615

Total mortgage-backed certificates at beginning of
period	$ 376	$ 449	$ 550
Mortgage-backed purchased	2,454	-	-
Mortgage-backed sold	-	-	-
Principal repayments	(106)	(87)	(100)
Amortization of premiums	-	-	-
Adjustment to market value	35	14	(1)
Total mortgage-backed at end of period	$ 2,759	$ 376	$ 449

-------------

(1)   Loans transferred to other real estate amounted to $523,000, $449,000 and $142,000 during fiscal 2002, 2001 and 2000, respectively.  Mortgage loans charged off amounted to $59,000, $20,000 and $20,000 during fiscal 2002, 2001 and 2000, respectively.

Loan Commitments.  The Savings Bank issues commitments for adjustable rate one-to-four family residential mortgage loans that are honored for up to a maximum of 30 days from approval.  If the commitment expires, it is generally renewed upon request without penalty or expense to the borrower at the current market rate.  The Savings Bank had outstanding net loan commitments of approximately $914,000 at June 30, 2002.  See Note 15 of the Notes to the Consolidated Financial Statements.

Loan Origination and Other Fees.  The Savings Bank does not charge points on ARM mortgage loans.  Instead, it quotes an interest rate, or base rate, with no points and gives the borrower the option, if desired, to pay a 1% fee, but obtain the loan at 1% below the Savings Bank's base rate at the time the loan is issued.  Subsequent increases in the loan's interest rate are based upon the reduced rate rather than the base rate.  Construction borrowers can pay a 2% fee and receive a 2% reduction in the initial rate.  Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan.  Net deferred fees associated with loans that are sold are recognized as income at the time of sale.  The Savings Bank had $265,000 net deferred loan costs at June 30, 2002.

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

The Board of Directors is informed on a monthly basis as to the status of all mortgage and non-mortgage loans that are delinquent 90 days or more, as well as the status on all loans currently in foreclosure or owned by the Savings Bank through foreclosure.

The table below sets forth the amounts and categories of non-performing assets in the Savings Bank's loan portfolio at the dates indicated.  Loans are placed on non-accrual status only when the Savings Bank determines there is little, if any, likelihood they will be repaid.  The loans are fully reserved at that time, through appropriate loss reserves and are kept on the books as long as some principal is being repaid.  The Savings Bank has no reserves for uncollected interest and does not accrue interest on the non-accrual loans.  The Savings Bank would have recorded interest income on non-accrual loans of $16,300 for the year ended June 30, 2002 and $4,300 annually on non-accrual loans during the years ended June 30, 2001 and 2000, if such loans had been performing during such periods.  The Savings Bank did not recognize interest income on loans after being placed on a non-accrual basis during the years ended June 30, 2002, 2001 and 2000.

Accruing loans contractually past due 90 days or more have decreased over the past year.  The vast majority of the remaining past due loans are well secured, and the borrowers are making payments and working with Savings Bank personnel to bring their loans current.

Home loans which are 60 or more days but less than 91 days past due have increased during the fiscal year 2002 as Savings Bank personnel have concentrated efforts on working with borrowers who were past due 90 days or more in the prior year.  This process reduced the amount of residential loans past due 90 days or more and moved these loans into the 60 to 90 days delinquent category.

The following table sets forth information with respect to the Savings Bank's non-performing assets at the dates indicated.  At the dates shown, the Savings Bank had no restructured loans within the meaning of SFAS 15.

	At June 30,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Loans accounted for on
a nonaccrual basis
Real estate:
Residential	$ -	$ -	$ -	$ -	$ -
Commercial	175	-	-	-	-
Commercial business	-	40	40	40	48
Consumer	-	9	9	15	9
Total	$ 175	$ 49	$ 49	$ 55	$ 57

Accruing loans which are contractually
past due 90 days or more:
Real estate:
Residential	$ 666	$1,623	$1,536	$ 718	$ 1,321
Commercial	261	1,038	737	315	306
Commercial business	24	552	83	99	201
Consumer	146	275	333	227	255
Total	$1,097	$3,488	$2,689	$1,359	$ 2,083
Total of nonaccrual and
90 days past due loans	$1,272	$3,537	$2,738	$1,414	$ 2,140

Real estate owned	399	193	-	-	-

Other non-performing assets	-	-	-	-	-
Impaired loans not past due	1,357	-	-	-	-
Slow home loans (60 to 90 days
delinquent)	1,507	995	750	537	700
Total non-performing assets	$4,535	$4,725	$3,488	$1,951	$ 2,840

Total loans delinquent 90 days
Or more to net loans	0.67%	1.86%	1.57%	0.92%	1.46%

Total loans delinquent 90 days
Or more to total consolidated
assets	0.49%	1.60%	1.38%	0.79%	1.24%

Total non-performing assets
To total consolidated
assets	1.76%	2.14%	1.75%	1.09%	1.65%

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

At June 30, 2002 and 2001 the aggregate amounts of the Savings Bank's classified assets as determined by the Savings Bank, and of the Savings Bank's general and specific loss allowances and charge-offs, were as follows:

	At June 30,
	2002	2001
	(In thousands)
Loss	$ -	$ 70
Doubtful	304	162
Substandard assets	1,983	1,600
Total classified assets	$2,287	$1,832

General loss allowances	$ 347	$ 337
Specific loss allowances	534	359
Total loss allowances	$ 881	$ 696

Charge-offs	$ 204	$ 61

The Savings Bank does not use a special mention category in its loan classification process.  Loans classified as substandard, therefore, include all loans for which any perceived weakness occurs even if no possibility has arisen that a loss will occur if the weakness is not corrected.  The Savings Bank's policy is to classify as substandard, for example, any loan, irrespective of payment record or collateral value, when a bankruptcy filing occurs, a divorce petition is filed, the pay record becomes erratic (i.e., miss one monthly payment, but make a double payment the next month), a borrower moves from the area, a major illness occurs, or a loan becomes contractually delinquent by three monthly payments.

The Savings Bank also has a policy not to remove a loan from a substandard classification, again, irrespective of pay record or collateral value, until those perceived weaknesses are cured.  Because of this stringent classification policy, the June 30, 2002 substandard classification totals included $1.6 million of loans that were current in their payment obligations.

The following is a discussion of the Savings Bank's largest substandard loans to one borrower at June 30, 2002:  That borrower (a limited liability company and its single member) had eleven loans with a collective outstanding balance of $1.4 million that were classified as substandard during the year.  Even though the loans were performing according to their respective contractual terms at June 30, 2002, the borrower had experienced cash flow difficulties several times in the last twelve months.  The loans are collateralized by commercial real estate and business assets.

Real Estate Owned.  Real estate acquired by the Savings Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired, the unpaid principal balance of the related loan plus foreclosure costs are compared to the property's net realizable  value.  The property is then directly written down to the lower of cost or net realizable value.  Subsequently, the property is carried at the lower of cost or net realizable value with any adjustments made through the establishment of a specific reserve.  At June 30, 2002,  five properties were held as real estate owned with value of $399,000.  At June 30, 2001, two properties were held as real estate owned with a value of $193,000.

Reserve for Loan Losses

The Savings Bank’s Loan Classification Committee performs a monthly assessment of the probable estimated losses in the loan portfolio.  The Committee reviews the following information:

(i)  All loans classified during the previous analysis – Current information such as payment history, or actions taken to correct the deficiency are reviewed and, if justified, the classification level may be upgraded.  If conditions have not improved, the loan classification is reviewed to ensure the appropriate action is being taken to mitigate loss.

(ii)  Past due loans – The committee reviews loans past due 60 days or more, taking into consideration the borrower, the nature of the collateral and its value, the circumstances that have caused the delinquency, and the likelihood of the borrower correcting the conditions that have resulted in the delinquent status.  The committee may recommend more aggressive collection activity, inspection of the collateral, or no change in its classification.

(iii)  Reports from Savings Bank’s loan officers – Loan officers may be aware of a borrower’s circumstances that have not yet resulted in any past due payments but have the potential for problems in the immediate future.  Each loan officer reviews their respective lending unit’s loans and identifies any that may have developing weaknesses.  This “self identification” process in an important component of maintaining credit quality as each loan officer is accountable for monitoring as well as originating loans.

(iv)  Current economic conditions – The Savings Bank takes into consideration economic conditions in it market area as well as national economic factors that could influence the quality of the loan portfolio in general.

Each individual loan, previously classified by the committee or newly classified during the monthly review, is evaluated for loss potential, and any specific estimates of impairment are added to the overall reserve amount.  As a result of the size of the institution, the size of the portfolio and the Savings Bank’s process for originating loans, the members of the classification committee are often directly familiar with the borrower, the collateral or the circumstances giving rise to the concerns.

In addition to adding specific estimates of impairment to the required reserve amounts, management applies a percentage, based on historical loss ratios and other economic factors, to the loan portfolio.  This calculated amount is compared to the actual amount recorded in the allowance at the end of each month and a determination is made as to whether the allowance is adequate or needs to be increased.  Management increases the amount of the allowance for loan losses by charges to income and decreases it by loans charged off (net of recoveries).   The Savings Bank had reserves for loan losses at June 30, 2002, 2001 and 2000 of approximately $881,000, $696,000 and $597,000, respectively.

Management believes that loan loss reserves were adequate at June 30, 2002.  However, if the underlying facts and circumstances of the loan portfolio change in the future, the adequacy of the allowance for loan losses will be addressed and, if need be, adjusted accordingly.

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

	At June 30,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Allowance at beginning of period	$ 696	$ 597	$ 540	$ 528	$ 482
Provision for loan losses	373	153	89	84	66
Recoveries:
Residential real estate	-	5	-	-	12
Commercial real estate	-	-	-	-	-
Consumer	16	1	5	-	-
Commercial business	-	-	-	-	-
Total recoveries	16	6	5	-	12

Charge offs:
Residential real estate	36	20	20	14	5
Commercial real estate	23	-	-	12	-
Consumer	143	37	17	46	27
Commercial business	2	3	-	-	-
Total charge offs	204	60	37	72	32
Net charge offs	188	54	32	72	20
Allowance at end of period	$ 881	$ 696	$ 597	$ 540	$ 528

Ratio of allowance to total loans
outstanding at the end of the period	0.46%	0.36%	0.33%	0.34%	0.35%
Ratio of net charge offs to average loans
outstanding during the period	0.10%	0.03%	0.02%	0.05%	0.01%

Allowance for Loan Losses by Category

	At June 30,
	2002			2001			2000
			%			%			%
		%	of Gross		%	of Gross		%	of Gross
		of Out-	Loans in		of Out-	Loans in		of Out-	Loans in
		standing	Category		standing	Category		standing	Category
		Loans in	to Gross		Loans in	to Gross		Loans in	to Gross
	Amount	Category	Loans	Amount	Category	Loans	Amount	Category	Loans
	(Dollars in thousands)
Real estate -- mortgage:
Residential	$ 252	0.22%	59.14%	$ 193	0.16%	64.00%	$ 195	0.16%	66.44%
Commercial	238	0.58	21.34	127	0.41	15.95	112	0.39	15.96
Land	22	0.20	5.84	23	0.18	6.48	17	0.18	5.05
Second mortgage loans	19	0.37	2.69	14	0.28	2.62	14	0.27	2.84
Consumer	135	1.16	6.06	203	1.58	6.64	170	1.45	6.59
Commercial business	215	2.27	4.93	136	1.63	4.31	89	1.59	3.12
Total allowance for
loan losses	$ 881	0.46%	100.00%	$ 696	0.36%	100.00%	$ 597	0.33%	100.00%

	At June 30,
	1999			1998
			%			%
		%	of Gross		%	of Gross
		of Out-	Loans in		of Out-	Loans in
		standing	Category		standing	Category
		Loans in	to Gross		Loans in	to Gross
	Amount	Category	Loans	Amount	Category	Loans
	(Dollars in thousands)
Real estate -- mortgage:
Residential	$ 198	0.18%	72.14%	$ 195	0.17%	74.74%
Commercial	70	0.44	10.11	69	0.59	7.72
Land	16	0.19	5.36	20	0.23	5.80
Second mortgage loans	13	0.26	3.19	12	0.24	3.27
Consumer	163	1.61	6.45	161	1.55	6.89
Commercial business	80	1.85	2.75	71	2.99	1.58
Total allowance for
loan losses	$ 540	0.34%	100.00%	$ 528	0.35%	100.00%

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

Routine short-term investment decisions, which are reported monthly to the Board of Directors, are made by the President and Chief Executive Officer and Chief Financial Officer, who act within policies established by the Board.  Those investments include federally insured certificates of deposit, FHLB term time obligations, bankers acceptances, treasury obligations, U.S. Government agency obligations, mortgage-backed securities, bank qualifying municipal tax exempt bonds and corporate bonds.  Securities not within the parameters of the policies require prior Board approval.  Securities are purchased for investment purposes.  The goals of the Savings Bank's investment policy are to select investments based on safety first, flexibility second and diversification third.  In addition, as a result of the concern with interest rate risk exposure, there has been a focus on short-term investments.  At June 30, 2002, the Company's and the Savings Bank's securities investment portfolio totaled $34.1 million and consisted primarily of federal agency obligations securities, common and preferred stocks, and municipal bonds.  For further information concerning the Savings Bank's investment and mortgage-backed securities portfolio, see Notes  2, 3 and 4 of the Notes to the Consolidated Financial Statements included in the Annual Report.

Investment Securities Analysis

The following table sets forth the Company's and the Savings Bank's investment securities portfolio at carrying value at the dates indicated.

	At June 30,
	2002		2001		2000
	Book	Percent of	Book	Percent of	Book	Percent of
	Value(1)	Portfolio	Value(1)	Portfolio	Value(1)	Portfolio
	(Dollars in thousands)
Debt securities:
U.S. government treasury and
obligations of U.S.
government agencies	$29,060	85.32%	$ -	-%	$2,653	39.91%
Auto and student loan pools	11	0.03	16	0.33	23	0.34
State and political subdivisions	1,558	4.57	1,317	27.32	1,634	24.58
Total debt securities	30,629	89.92	1,333	27.65	4,310	64.83

Equity securities:
Federal Home Loan Bank
stock	1,901	5.58	1,901	39.43	1,072	16.13
Other	1,532	4.50	1,587	32.92	1,266	19.04
Total equity securities	3,433	10.08	3,488	72.35	2,338	35.17
Total investment securities	$34,062	100.00%	$4,821	100.00%	$6,648	100.00%

-------------------------

(1)  The market value of the Company’s and the Savings Bank's investment securities portfolio amounted to $34.1 million, $4.83 million and $6.62 million at June 30, 2002, 2001 and 2000, respectively.  At June 30, 2002, the market value of the principal component of the Company’s and the Savings Bank investment securities portfolio which were obligations of U.S. government agencies was $29.1 million.

The following table sets forth the maturities and weighted average yields of the debt securities in the Company’s and the Savings Bank's investment securities portfolio at June 30, 2002.

	Less Than		One to		Five to		Over Ten
	One Year		Five Years		Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. government treasury and
obligations of U.S.	$ -	-%	$27,041	4.35%	$ 2,019	4.86%	$ -	-%
government agencies
Student loan pool	-	-	11	4.60	-	-	-	-
State and political subdivisions	300	4.55	1,093	4.60	165	4.35	-	-
Total	$ 300	4.55	$28,145	4.76	$ 2,184	5.01	$ -	-

At June 30, 2002, the Savings Bank held no security which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.

Mortgage-Backed Securities.  To supplement lending activities in periods of deposit growth and/or declining loan demand, the Savings Bank has invested in residential mortgage-backed securities.  Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.  For information regarding the carrying and market values of the Savings Bank's mortgage-backed securities portfolio, see Note 4 of the Notes to Consolidated Financial Statements included in the Annual Report.  The Savings Bank has invested in federal agency securities issued by Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).  As of June 30, 2002, 44.6% of the outstanding balance of the mortgage-backed securities had adjustable rates of interest.  As of June 30, 2002, the Savings Bank's portfolio included $2.76 million of mortgage-backed securities purchased as investments to supplement the Savings Bank's mortgage lending activities.

The FHLMC, FNMA and GNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, single-family residential mortgages issued by these government-sponsored entities.  As a result, the interest rate risk characteristics of the underlying pool of mortgages, such as fixed- or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  FHLMC and FNMA provide the certificate holder a guarantee of timely payments of interest and ultimate collection of principal, whether or not they have been collected.  GNMA’s guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the U.S. government.  Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that reduce credit risk.  In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Savings Bank.

The Savings Bank has incorporated into its investment policy the regulatory requirements set forth in the OTS TB 52, which deals with the selection of securities dealers, securities policies, unsuitable investment practices and mortgage derivative products.  At June 30, 2002, the Savings Bank owned no derivatives.

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

Deposit Accounts.  Deposits are attracted from within the Savings Bank's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of its deposit accounts, the Savings Bank considers the rates offered by its competition, profitability to the Savings Bank, matching deposit and loan products and its customer preferences and concerns. The Savings Bank generally reviews its deposit mix and pricing at least weekly, and adjusts it as necessitated by liquidity needs, the gap position and competition.

The Savings Bank experienced a significant increase in SuperSaver accounts during the year ended June 30, 2002.  This type of account limits transactions via check to three per statement cycle but pays a higher rate of interest than regular checking (NOW) accounts.  The interest rate also increases as a higher average collected balance is maintained in the account.  The increase is attributable to customers reaction to national economic activity rather than any promotion by the Savings Bank.  Management believes deposits will continue to gradually increase, net of interest credited, during the remainder of calendar year 2002.

The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 2002.

Weighted
Average					Percentage
Interest			Minimum		of Total
Rate	Term	Category	Amount	Balance(1)	Deposits

0.00%	None	Non-interest bearing	$ -	$ 7,531	3.72%
2.07%	None	NOW accounts	25	30,800	15.21
2.52%	None	Super Saver accounts	1	41,452	20.48
2.18%	None	Super NOW accounts	300	4,526	2.24
2.51%	None	Savings accounts	-	14,492	7.16

		Certificates of deposit
2.69%	3 months	Fixed term, fixed rate	500	4,497	2.22
2.83%	6 months	Fixed term, fixed rate	500	18,652	9.21
3.43%	12 months	Fixed term, fixed rate	500	18,397	9.09
4.03%	18 months	Fixed term, fixed rate	500	2,149	1.06
4.73%	24 months	Fixed term, fixed rate	500	3,656	1.81
5.14%	30 months	Fixed term, fixed rate	500	1,425	0.70
5.69%	36 months	Fixed term, fixed rate	500	2,279	1.13
5.46%	48 months	Fixed term, fixed rate	500	716	0.35
5.73%	60 months	Fixed term, fixed rate	500	5,838	2.88
6.25%	72 months	Fixed term, fixed rate	500	74	0.04
4.98%	120 months	Fixed term, fixed rate	500	21	0.01
various	various	Fixed term, adjustable rate	500	19,340	9.55
various	various	Jumbo certificates	100,000	26,605	13.14
				$202,450	100.00%

(1) Dollars in thousands.

     The following table indicates the amount of the Savings Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2002.  Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

Jumbo
Certificates
Maturity Period	of Deposit
(In thousands)

Three months or less	$ 9,714
Three through six months	6,171
Six through twelve months	4,659
Over twelve months	6,061
Total	$26,605

Time Deposits by Rates

The following table sets forth the time deposits in the Savings Bank classified by rates as of the dates indicated.

	At June 30,
	2002	2001	2000
	(In thousands)
2.00 - 4.49%	$ 69,880	$ 4,981	$ 463
4.50 - 5.49%	11,156	41,467	19,461
5.50 - 6.49%	19,734	42,472	70,093
6.50 - 7.49%	2,879	7,804	5,857
Over 7.49%	-	-	-
Total	$ 103,649	$96,724	$95,874

    The following table sets forth the amount and maturities of time deposits at June 30, 2002.

	Amount Due
							Percent
							of Total
	Less than	1-2	2-3	3-4	After		Certificate
	One Year	Years	Years	Years	4 Years	Total	Accounts
	(In thousands)
2.00 - 4.49%	$59,403	$ 5,948	$ 528	$3,484	$ 517	$ 69,880	67.42%
4.50 - 5.49%	6,878	2,015	928	1,008	327	11,156	10.76
5.50 - 6.49%	5,900	5,442	8,061	331	-	19,734	19.04
6.50 - 7.49%	595	455	1,405	424	-	2,879	2.78
Over 7.49%	-	-	-	-	-	-	-
Total	$72,776	$13,860	$10,922	$5,247	$ 844	$103,649	100.00%

Deposit Flow

The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Savings Bank at the dates indicated.

	At June 30,
	2002			2001			2000
		Percent			Percent			Percent
		Of	Increase		Of	Increase		Of
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total
	(Dollars in thousands)
Non-interest bearing	$ 7,531	3.72%	$ 667	$ 6,864	4.23%	$ 1,122	$ 5,742	3.69%
NOW checking	30,800	15.21	8,085	22,715	13.98	2,668	20,047	12.88
Regular savings accounts	14,492	7.16	2,511	11,981	7.38	1,627	10,354	6.65
Super Saver accounts	41,452	20.48	22,049	19,403	11.94	828	18,575	11.93
Super NOW accounts	4,526	2.24	(225)	4,751	2.92	(318)	5,069	3.26
Fixed-rate certificates which
mature (1):
Within 1 year	68,382	33.78	7,342	61,040	37.58	(1,447)	62,487	40.14
After 1 year, but within 2 years	8,208	4.05	555	7,653	4.71	(237)	7,890	5.07
After 2 years, but within 5 years	7,719	3.81	(293)	8,012	4.93	(1,852)	9,864	6.34
Thereafter	-	-	(21)	21	0.01	(5)	26	0.02
Adjustable-rate certificates	19,340	9.55	(658)	19,998	12.32	4,391	15,607	10.02
Total certificates	103,649	51.19	6,925	96,724	59.55	850	95,874	61.59
Total	$202,450	100.00%	$ 40,012	$162,438	100.00%	$ 6,777	$155,661	100.00%

(1)  At June 30, 2002, 2001 and 2000, jumbo certificates of deposit amounted to $26.6 million, $21.6 million and $20.7 million, respectively, and IRAs equaled $20.8 million, $19.0 million and $16.6 million at those dates, respectively.

The following table sets forth the savings activities of the Savings Bank for the periods indicated.

	Years Ended June 30,
	2002	2001	2000
	(In thousands)
Beginning balance	$ 162,438	$155,661	$ 151,210
Net increase (decrease) before
interest credited	34,536	551	(1,266)
Interest credited	5,476	6,226	5,717
Net increase in
savings deposits	40,012	6,777	4,451

Ending balance	$ 202,450	$162,438	$ 155,661

In the unlikely event the Savings Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the stockholders of the Savings Bank.  Substantially all of the Savings Bank's depositors are residents of the State of Missouri.

Borrowings.  Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes.  The Savings Bank also relies on advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB-Des Moines has served as the Savings Bank's primary borrowing source.  Advances from the FHLB-Des Moines are typically secured by the Savings Bank's first mortgage loans.  These advances require monthly payments of interest only  with principal due at maturity and have fixed rates.  The short-term advances require interest payable at maturity.  Two long-term advances require monthly payments of principal and interest. These advances were obtained in response to the Savings Bank's previous strong loan demand and limited deposit growth experienced during fiscal years 2001 and 2000.  At June 30, 2002, the Savings Bank had $29.8 million in advances from the FHLB-Des Moines.  Because of their prepayment penalties, it is not currently economical to prepay any of these advances prior to maturity.

The following tables set forth certain information concerning the Savings Bank’s borrowings at the dates and for the periods indicated.

	At June 30,
	2002	2001
Weighted average rate paid on
FHLB advances	5.56%	5.66%

	Years Ended June 30,
	2002	2001
	(Dollars in thousands)
Maximum amounts of FHLB advances
outstanding at any month end	$32,119	$37,819
Approximate average FHLB advances
outstanding	31,394	30,136
Approximate weighted average rate paid
on FHLB advances	5.73%	6.21%

The FHLB-Des Moines functions as a central reserve bank providing credit for savings and loan associations and other member financial institutions.  As a member, the Savings Bank is required to own capital stock in the FHLB-Des Moines and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of,  or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's retained earnings or on the FHLB's assessment of the institution's creditworthiness.  The FHLB-Des Moines determines specific lines of credit for each member institution.

Subsidiary Activities

Fybar Service Corporation ("Fybar") is a Missouri corporation wholly-owned by the Savings Bank.  Fybar owns five rental properties.  One is an office building in Mountain Grove, Missouri called "The Shannon Centre" which is adjacent to the Savings Bank's drive-in and is currently 70% occupied.  The second is a single family residence in Gainesville, Missouri which is currently occupied.  The third property is a commercial building in Mountain Grove, Missouri which is fully occupied.  The fourth is a single family residence in Mountain Grove, Missouri which is also currently occupied.  The fifth is a commercial building in Sparta, Missouri which is fully occupied.

Fybar serves as Trustee on all the Savings Bank's deeds of trust, is a registered agent and receives limited income from credit life and accident and health policies written in conjunction with the Savings Bank's loans.

At June 30, 2002, the Savings Bank had an investment in Fybar of $576,000.

South Central Missouri Title, Inc., is a Missouri corporation wholly-owned by First Bancshares, Inc.  South Central is a licensed agent for the purpose of selling title insurance and also providing real estate closing services.  It is currently operating profitably with an office in  Wright County.

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

Missouri Savings and Loan Law

General.  As a Missouri-chartered savings and loan association, First Home derives its authority from, and is governed by, the provisions of the Missouri Savings and Loan Law ("Missouri Law") and regulations of the Missouri Division of Finance (“Division”).  The Director of the Missouri Division of Finance (“Director”) proposes regulations which must then be approved, amended, modified or disapproved by the State Savings and Loan Commission (“Commission”).  Missouri Law and the resulting regulations are administered by the Director.

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

Federal Regulation of Savings Banks

The OTS has extensive authority over the operations of all insured savings associations.  As part of this authority, First Home is required to file periodic reports with the OTS District Director and is subject to periodic examinations by the OTS and the FDIC.  The OTS and FDIC have extensive discretion in their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in these policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company.

The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS.  A schedule of fees has also been established for the various types of applications and filings made by savings associations with the OTS.  The general assessment, to be paid on a semi-annual basis, is determined based upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report.  For the first half of 2002, the Savings Bank's assessment under the semi-annual assessment procedure was $30,000.  Based on the current assessment rates published by the OTS and First Home’s total assets of approximately $254.8 million at March 31, 2002, First Home will be required to pay a semi-annual assessment of approximately $33,000 for the second half of calendar year 2002.

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

First Home is also subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities.  See “Investment Rules” herein for a discussion of loans-to-one borrower limitations.  At June 30, 2002, First Home was in compliance with applicable loans-to-one borrower limitations.

Potential Operational Restrictions Associated with Regulatory Oversight

The Savings Bank is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the FDIC, which insures its deposits up to applicable limits.  The Savings Bank is a member for the FHLB System and is subject to certain limited regulations promulgated by the Board of Governors of the Federal Reserve System (“Federal Reserve”). As the holding company of the Savings Bank, the Company also is subject to regulation and oversight by the OTS.  Such regulation and supervision govern the activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.  Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities which are intended to strengthen the financial condition of the banking industry, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Savings Bank and their respective operations.

Office of Thrift Supervision

The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury.  Among other functions, the OTS issues and enforces regulations affecting federally-insured savings associations and regularly examines these institutions.

Federal Deposit Insurance Corporation

The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry.  The FDIC maintains two separate insurance funds:  the BIF and the SAIF. The Savings Bank’s accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law.

As insurer of the Savings Bank's deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1, or core capital, to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

The premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points.  However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  This amount is currently equal to about 1.88 basis points for each $100 in domestic deposits for both BIF and SAIF members.  These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in  2017 through 2019.

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

Federal Home Loan Bank System

The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board (“FHFB”).  The designated duties of the FHFB are to:  supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner.

First Home, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Des Moines.  First Home complied with this requirement with an investment in FHLB-Des Moines stock of $1.9 million at June 30, 2002.

Among other benefits, the FHLB provides a central credit facility primarily for member institutions.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines.  At June 30, 2002, the Savings Bank had $29.8 million of advances from the FHLB-Des Moines.

The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

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

At June 30, 2002, First Home was a “well capitalized” institution under the prompt corrective action regulations of the OTS.

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

Qualified Thrift Lender Test.  All savings associations, including First Home, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio asset, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  At June 30, 2002, First Home met the test and its qualified thrift lender percentage was 76.01%.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At June 30, 2002, the Savings Bank had tangible capital of $21.6 million, or 8.5% of adjusted total assets, which is approximately $17.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At June 30, 2002, the Savings Bank had $614,000 in intangible assets.

The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital.  At June 30, 2002, the Savings Bank had core capital equal to $21.6 million, or 8.5% of adjusted total assets, which is $11.4 million above the minimum leverage ratio requirement of 4% in effect on that date.

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

On June 30, 2002, the Savings Bank had total risk-based capital of a approximately $21.9 million, including $21.6 million in core capital and $347,000 in qualifying supplementary capital, and risk-weighted assets of $196.7 million, or total capital of 11.2% of risk-weighted assets.  This amount was $6.2 million above the 8% requirement in effect on that date.

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

The following table presents the Savings Bank's capital levels as of June 30, 2002.

	At June 30, 2002
		Percent of
	Amount	Assets
	(Dollars in thousands)
Tangible capital	$21,630	8.5%
Minimum required
tangible capital	3,825	1.5
Excess	$17,805	7.0%

Core capital	$21,630	8.5%
Minimum required core
capital	10,200	4.0
Excess	$11,430	4.5%

Risk-based capital	$21,945	11.2%
Minimum risk-based
capital requirement	15,738	8.0
Excess	$ 6,207	3.2%

Limitations on Capital Distributions

OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  Generally, savings institutions, such as the Savings Bank, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Savings Bank may pay dividends in accordance with this general authority.

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

Investment Rules

Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower.  Generally, this limit is 15% of the Savings Bank’s unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion.  The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units.  At June 30, 2002, the largest loans by the Savings Bank outstanding to any one borrower, including related entities, was $3.2 million.  At June 30, 2002, that borrower had six separate loans secured by six different pieces of real estate.  These loans were performing in accordance with their terms at that date.

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

Investment Portfolio Policy

OTS supervisory policy requires that securities owned by thrift institutions must be classified and reported in accordance with GAAP which establishes three classifications of investment securities:  held-to-maturity, trading and available-for-sale.  Trading securities are acquired principally for the purpose of near term sales.  Such securities are reported at fair value and unrealized gains and losses are included in income.

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

Transactions with Affiliates

Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital.  Affiliates of the Savings Bank include the Company and any company which is under common control with the Savings Bank.  In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.  The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

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

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999.  On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was signed into law.  The purpose of this legislation was to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

(a)

repealed the historical restrictions and eliminated many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

(b)

provided a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

(c)

broadend the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

(d)

provided an enhanced framework for protecting the privacy of consumer information;

(e)

adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;

(f)

modified the laws governing the implementation of the Community Reinvestment Act; and

(g)

addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

The USA Patriot Act. In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Savings Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among 27 bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•

Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

•

Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

•

Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•

Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

•

Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

During the first quarter of 2002 the Federal Crimes Enforcement Network (FinCEN), a bureau of the Department of Treasury, issued proposed and interim regulations to implement the provisions of Sections 312 and 352 of the USA Patriot Act. To date, it has not been possible to predict the impact the USA PATRIOT ACT and its implementing regulations may have on the Company and the Savings Bank.

Sarbanes-Oxley Act of 2002.  On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution ("FAIR") provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

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

Qualified Thrift Lender Test. If the Savings Bank fails the qualified thrift lender test, within one year the Company must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies.  See "Regulation of First Home -- Qualified Thrift Lender Test" for information regarding the Savings Bank’s qualified thrift lender test.

TAXATION

Federal Taxation

General.  The Corporation and the Savings Bank report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank’s reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Corporation.

Bad Debt Reserve.  Historically, savings institutions such as the Savings Bank which met certain definitional tests primarily related to their assets and the nature of their business (“qualifying thrift”) were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income.  The Savings Bank’s deductions with respect to “qualifying real property loans,” which are generally loans secured by certain interest in real property, were computed using an amount based on the Savings Bank’s actual loss experience, or a percentage equal to 8% of the Savings Bank’s taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve.  Due to the Savings Bank’s loss experience, the Savings Bank generally recognized a bad debt deduction equal to 8% of taxable income.

In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of  “The Small Business Job Protection Act of 1996.”  The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995.  These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988).  The Savings Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense.  For taxable years beginning after December 31, 1995, the Savings Bank’s bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Savings Bank is a “large” association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year.  The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution’s lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation.  For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation.  If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year.  The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking.  In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

Distributions.  To the extent that the Savings Bank makes “nondividend distributions” to the Corporation that are considered as made:  (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii)  from the supplemental reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Savings Bank’s taxable income.  Nondividend distributions include distributions in excess of the Savings Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation.  However, dividends paid out of the Savings Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank’s bad debt reserve.  Thus, any dividends to the Corporations that would reduce amounts appropriated to the Savings Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Savings Bank.  The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if, the Savings Bank makes a “nondividend distribution,’ then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes).See “REGULATION” for limits on the payment of dividends by the Savings Bank.  The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

Corporate Alternative Minimum Tax.  The Code imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%.  The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI.  In addition, only 90% of the AMTI can be offset by net operating loss carryovers.  AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank’s adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

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

There have not been any audits of the Savings Bank’s state income tax returns during the past five years.

For additional information regarding taxation, see Notes 1 and 11 of the Notes to the Consolidated Financial Statements.

Competition.

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

Personnel

As of June 30, 2002, the Savings Bank had 96 full-time employees and eight part-time employees.  The Savings Bank believes that employees play a vital role in the success of a service company and that the Savings Bank's relationship with its employees is good.  The employees are not represented by a collective bargaining unit.

Item 2.  Properties

The following table sets forth information regarding the Savings Bank's offices as of June 30, 2002.

			Net	Land	Building
		Year	Book Value	Owned/	Owned/	Square
Location	County	Opened	as of 6/30/02	Leased	Leased	Footage
Main Office			(Dollars in thousands)
142 East First Street	Wright	1911	$ 1,142	Owned	Owned	10,700
Mountain Grove, Missouri 65711

Branch Offices
1208 N. Jefferson Street	Douglas	1978	347	Owned	Owned	3,500
Ava, Missouri 65608

103 South Clay Street	Webster	1974	372	Owned	Owned	4,200
Marshfield, Missouri 65706

203 Elm Street	Ozark	1992	658	Owned	Owned	3,600
Gainesville, Missouri 65655

7164 Highway 14 East	Christian	1995	264	Owned	Owned	3,000
Sparta, Missouri 65753

Business Highway 160	Ozark	1997	62	Leased	Leased	1,200
Theodosia, Missouri 65761

123 Main Street	Stone	1998	249	Owned	Owned	3,800
Crane, Missouri 65633

South Side of Square	Stone	1998	65	Owned	Owned	1,600
Galena, Missouri 65656

20377 US Highway 160	Taney	2000	973	Owned	Owned	2,250
Forsyth, Missouri 65653

2536 State Highway 176	Taney	2000	472	Owned	Owned	2,500
Rockaway Beach, Missouri 65740

Drive-in Facilities
Route 60 and Oakland	Wright	1986	162	Owned	Owned	1,200
Mountain Grove, Missouri 65711

223 West Washington	Webster	1993	186	Owned	Owned	1,100
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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002.

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

Item 7.  Financial Statements

Independent Auditors Report*

(a)   Consolidated Statements of Financial Condition as of June 30, 2002 and 2001*

(b)   Consolidated Statements of Income For the Years Ended June 30, 2002, 2001 and 2000*

(c)   Consolidated Statements of Stockholders’ Equity For the Years Ended June 30, 2002, 2001 and 2000*

(d)   Consolidated Statements of Cash Flows For the Years Ended June 30, 2002, 2001 and 2000*

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

The following table sets forth certain information with respect to the executive officers of the Company and the Savings Bank.

Name

Age(1)

Position

Stephen H. Romines

60

President and Chief Executive Officer,

  First Bancshares, Inc.

Vice-President, First Home Savings Bank

Charles W. Schumacher

50

Vice-President, First Bancshares, Inc.

President and Chief Executive Officer,

  First Home Savings Bank

Susan J. Uchtman

39

Chief Financial Officer, First Bancshares,

  Inc. and First Home Savings Bank

_________________

(1)  As of June 30, 2002.

The principal occupation of each executive officer of the Company is set forth below.  All of the officers listed above have held positions with or been employed by the Company for at least five years unless otherwise stated.  All executive officers reside in the Savings Bank’s primary trade area in Missouri, unless otherwise stated.  There are no family relationships among or between the executive officers, unless otherwise stated.

Stephen H. Romines joined the Savings Bank in 1973 and serves as Chairman of the Board.  Previously, Mr. Romines also served as President and Chief Executive Officer of the Savings Bank from 1978 until January 2002.

Charles W. Schumacher joined the Savings Bank in 2000 as the Senior Vice President and became President of the Savings Bank in January 2002.  Previously, Mr. Schumacher was the Executive Vice President and CEO of Northwoods State Bank in Iowa from 1992-2000.

Susan J. Uchtman has been employed by First Home since June of 1994.  Mrs. Uchtman, a CPA, was previously employed by Kirkpatrick Phillips & Miller, CPAs, P.C., the Company’s independent auditors, from September 1985 through May 1994.

The information contained under the section captioned "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement is incorporated herein by reference.

Item 10.  Executive Compensation

The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plans as of June 30, 2002.

(c)
Number of securities
	(a)	(b)	remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price	under equity
	exercise of	of outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column (a))

Equity compensation plans approved
by security holders:
Option plan	89,760	$5.55	13,466
Restricted stock plan	-	-	-

Equity compensation plans not
approved by security holders:	-	-	-
Total	89,760	$5.55	13,466

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

Item 13.  Exhibits, List and Reports on Form 8-K

(a)     Exhibits

 3.1   Articles of Incorporation of First Bancshares, Inc.*

 3.2   Bylaws of First Bancshares, Inc.*

10.2   First Home Savings Bank 1994 Employee Stock Ownership Plan*

10.3   First Bancshares, Inc. 1993 Stock Option Plan**

10.4   First Home Savings Bank Management Recognition and Development Plan**

10.5   Employment Agreement with Charles W. Schumacher (incorporated by reference to the Form 10KSB filing for the fiscal year ended June 30, 2001)

13.    Annual Report to Stockholders

21.    Subsidiaries of the Registrant

23.    Auditors’ Consent

99.1   Certification letters pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Report on Form 8-K

No Forms 8-K were filed during the quarter ended June 30, 2002

Item 14.  Controls and Procedures.

In the year ended June 30, 2002, we did not make any significant changes in, nor take any corrective actions regarding our internal controls or other factors that could significantly affect these controls.  We periodically review our internal controls for effectiveness, and did conduct such a review during this period.  In the future, we plan to conduct an evaluation of our disclosure controls and procedures each quarter.

-------------------

*     Incorporated by reference to the Corporation’s Registration Statement on Form S-1 File No. 33-69886.

**    Incorporated by reference to the Corporation’s 1994 Annual Meeting Proxy Statement dated September 14, 1994.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANCSHARES, INC.

Date:  September 30, 2002

By: /s/ Stephen H. Romines

Stephen H. Romines

Chairman of the Board,

President and Chief

Executive Officer (Duly

Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Stephen H. Romines

September 30, 2002

Stephen H. Romines

Chairman of the Board, President, Chief

Executive Officer (Principal Executive Officer)

By:/s/ Susan J. Uchtman

September 30, 2002

Susan J. Uchtman

Chief Financial Officer

By: /s/ Harold F. Glass

September 30, 2002

Harold F. Glass

Director

By:/s/ Charles W. Schumacher

September 30, 2002

Charles W. Schumacher

Director

By:/s/ John G. Moody

September 30, 2002

John G. Moody

Director

By: /s/ Dr. James F. Moore

September 30, 2002

Dr. James F. Moore

Director

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen H. Romines, certify that:

1.

I have reviewed this annual report on Form 10-KSB of First Bancshares, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

/s/ Stephen H. Romines

Stephen H. Romines

Chairman, President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Susan J. Uchtman, certify that:

1.

I have reviewed this annual report on Form 10-KSB of First Bancshares, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

/s/ Susan J. Uchtman

Susan J. Uchtman

Chief Financial Officer

Exhibit 13

Annual Report to Stockholders

First Bancshares, Inc.

2002 Annual Report

{First Bancshares, Inc. logo}

First Home Savings Bank

www.firsthomesavingsbank.com

A wholly owned subsidiary of First Bancshares, Inc.

Dear Stockholder:

Economists will be hard-pressed to find a more dramatic 12-month period than the one we’ve just witnessed.  With financial stories making the front pages (and not always for the best reasons), it’s no wonder that investors have begun to question the stability of even small publicly traded companies like ours.

In contrast to the drama elsewhere, I’m pleased to report that the news for fiscal year 2002 at First Bancshares (FBSI) is refreshingly dull and boring.

Part of the dull (and less than pleasant) news is that net income for fiscal year 2002 decreased slightly from $1.8 million to $1.7 million.  With net income decreasing, net income per share also dropped somewhat from $1.00 per share to $.96 per share.  On the positive side, however, book value per share continued its steady climb.

During the fiscal year ended June 30, 2002, FBSI repurchased 174,673 shares of its stock.  Netting that reduction in outstanding shares against options exercised by Bank employees resulted in a 132,603 reduction in outstanding shares.  With stockholder equity gradually decreasing from $25.2 million to $24.8 million, book value per share increased from $14.09 to almost $15.00.  At August 31, 2002, the remaining repurchase authority was 87,859 shares.

First Bancshares, Inc. paid its 34th quarterly dividend on June 28, 2002. A $.04 per share dividend, to be paid on September 30, 2002, has been announced.

In a complete reversal from the last fiscal year which saw net loan growth of $15.5 million and net deposit growth of  $6.8 million, there was no loan growth during fiscal year 2002 (net loans actually decreased $1 million) while deposits grew by an exceptionally strong $40 million – with no special programs nor incentives.  In fact, advertising costs were reduced from $147,000 to $129,000.

Interestingly, more than 80% of the deposit growth, $33.0 million, was in customer checking and savings accounts.  Certificates of deposit grew $2.0 million while jumbo C/D’s grew $5.0 million.  The majority of the deposit growth has been invested in various securities and short-term interest earning accounts along with a slight reduction in Federal Home Loan Bank advances.

Business of the Corporation

First Bancshares, Inc. (“Holding Company” or the “Company”), a Missouri corporation, was incorporated on September 30, 1993 for the purpose of becoming the holding company for First Home Savings Bank (“First Home” or the “Savings Bank”) upon the conversion of First Home from a Missouri mutual to a Missouri stock savings and loan association.  That conversion was completed on December 22, 1993.  At June 30, 2002, the Company had total consolidated assets of $258.2 million and consolidated stockholders’ equity of $24.8 million.

While the Company owns a title insurance agency through a subsidiary and some rental real estate, it is not engaged in any significant business activity other than holding the stock of First Home.  Accordingly, the information set forth in the report, including consolidated financial statements and related data, applies primarily to First Home.

First Home is a Missouri-chartered, federally-insured stock savings bank organized in 1911.  The Savings Bank is regulated by the Missouri Division of Finance and the Office of Thrift Supervision (“OTS”).  Its deposits are insured up to applicable limits by the Savings Association Insurance Fund (“SAIF”) of the Federal Deposit Insurance Corporation.  First Home also is a member of the Federal Home Loan Bank (“FHLB”) System.

First Home conducts its business from its home office in Mountain Grove and nine full service branch facilities in Marshfield, Ava, Gainesville, Sparta, Theodosia, Crane, Galena, Kissee Mills and Rockaway Beach, Missouri.  First Home provides its customers with a full array of community banking services.  It is primarily engaged in the business of attracting deposits from, and making loans to, the general public.  It emphasizes one-to-four family residential mortgage loans along with multi-family residential, consumer, commercial and home equity loans.  First Home also invests in mortgage-backed U. S. Government and Agency securities and other assets.

At June 30, 2002, First Home’s total gross loans were $192.9 million, or 74.7% of total consolidated assets, including $117.1 million, or 60.7% of total gross loans secured by one-to-four family properties and $54.6 million, or 28.3% of total gross loans secured by other real estate.  Of the loans secured by real estate, over 95.0% are adjustable-rate loans.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following table sets forth certain information concerning the consolidated financial position and operating results of the Company as of and for the dates indicated. The Company is primarily in the business of directing, planning and coordinating the business activities of First Home Savings Bank. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and
its subsidiaries presented herein.

	At June 30,
	2002	2001	2000	1999	1998
	(In thousands)
FINANCIAL CONDITION DATA:

Total assets	$258,242	$220,992	$199,086	$178,721	$172,173
Loans receivable, net	188,951	190,352	174,869	153,616	146,406
Mortgage-backed certificates	2,759	376	449	550	703
Cash, interest-bearing deposits
and investment securities	55,535	20,580	15,618	17,749	18,941
Federal funds sold	-	-	320	245	-
Customer deposits	202,450	162,438	155,661	151,210	141,059
Borrowed funds	29,779	32,301	17,900	2,200	5,700
Stockholders' equity	24,763	25,191	24,477	24,249	24,365

	Years Ended June 30,
	2002	2001	2000	1999	1998
	(In thousands, except per share information)
OPERATING DATA:

Interest income	$15,955	$16,096	$13,865	$12,994	$12,771
Interest expense	8,729	9,128	7,257	6,699	7,005
Net interest income	7,226	6,968	6,608	6,295	5,766
Provision for loan losses	373	154	89	84	66
Net interest income after provision
for loan losses	6,853	6,814	6,519	6,211	5,700
Gains on investments and
mortgage-backed securities	-	-	-	23	11
Noninterest income, excluding gains
on securities	1,328	1,118	980	839	755
Noninterest expense	5,542	5,148	4,358	4,193	3,729
Income before taxes	2,639	2,784	3,141	2,880	2,737
Income taxes	980	972	1,121	1,062	892
Net income	$1,659	$1,812	$2,020	$1,818	$1,845
Basic earnings per share	$0.96	$1.00	$1.06	$0.90	$0.90

	At or For the Years Ended June 30,
	2002	2001	2000	1999	1998
KEY OPERATING RATIOS:

Return on average assets	0.68%	0.86%	1.08%	1.03%	1.08%
Return on average equity	6.60	7.26	8.28	7.46	7.83
Average equity to average assets	10.36	11.78	13.01	13.82	13.83
Interest rate spread for period	2.81	2.98	3.18	3.15	2.98
Net interest margin for period	3.16	3.49	3.73	3.76	3.58
Non-interest expense to average assets	2.28	2.43	2.37	2.41	2.19
Average interest-earning assets to
interest-bearing liabilities	109.00	111.00	113.00	115.00	114.00
Allowance for loan losses to total loans at
end of period	0.46	0.36	0.33	0.34	0.35
Net charge-offs to average outstanding loans
during the period	0.10	0.03	0.02	0.05	0.02
Ratio of non-performing assets to total assets	1.23	2.14	1.75	1.09	1.65
Ratio of loan loss reserves to non-performing
assets	27.72	14.73	17.12	27.68	18.59

Dividend payout ratio	16.67	16.00	15.09	15.56	12.22

	At June 30,
	2002	2001	2000	1999	1998
OTHER DATA:

Number of:
Loans outstanding	5,839	6,440	6,138	5,676	5,545
Deposit accounts	25,081	24,065	22,067	21,038	20,127
Full service offices	10	10	8	8	8

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the Consolidated Financial Statements, the accompanying Notes to Consolidated Financial Statements and the other sections contained in this report.

Management’s Discussion and Analysis (“MD&A”) and other portions of this report contain certain “forward-looking statements” concerning the future operations of the Company.  Management desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all “forward-looking statements” contained in our Annual Report.  We have used “forward-looking statements” to describe future plans and strategies, including our expectations of the Company’s future financial results.  Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could affect actual results include interest rate trends, the general economic climate in the Company’s market area and the country as a whole, the ability of the Company to control costs and expenses, the ability of the Company to efficiently incorporate acquisitions into its operations, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation.  These factors should be considered in evaluating the “forward-looking statements,” and undue reliance should not be placed on such statements.

Operating Strategy

The primary goals of management are to minimize risk, improve profitability and promote growth.  Operating results depend primarily on net interest income, which is the difference between the income earned on its interest-earning assets, such as loans and investments, and the cost of its interest-bearing liabilities, consisting of deposits and borrowings.  Net income is also affected by, among other things, provisions for loan losses and operating expenses.  Operating results are also significantly affected by general economic and competitive conditions, primarily changes in market interest rates, governmental legislation and policies concerning monetary and fiscal affairs and housing, as well as financial institutions and the attendant actions of the regulatory authorities.  Management’s strategy is to strengthen First Home’s presence in, and expand the boundaries of, its primary market area.

Management has implemented various general strategies designed to continue profitability while maintaining safety and soundness.  Primary among those strategies are emphasizing, if possible, one-to-four family lending, maintaining asset quality and managing interest-rate risk.  It is anticipated, subject to market conditions, that no changes will be made in these strategies.

Lending.  Historically, First Home has predominantly been a one-to-four family residential lender.  While 55% of the loans originated during fiscal year 2002 were single family residential loans, that percent is down somewhat from 58% of 2001 and 2000 mortgage loan originations.  As the percent of loans secured by single family residences has gradually declined, there has been a corresponding gradual increase in loans made within our traditional lending territory that are secured by farms and commercial real estate.  First Home has worked to achieve a reputation within its local lending territory for prompt, efficient and courteous service during both the loan origination and servicing processes.

Maintaining Asset Quality.  First Home strongly emphasizes maintaining asset quality through sound underwriting, constant monitoring and effective collection techniques.  At June 30, 2002, First Home’s ratio of non-performing assets to total assets was 1.23%, a decrease from 2.14% at June 30, 2001.  Actual loan losses, net of recoveries, of loans originated by First Home were $188,000 for the year ended June 30, 2002.  During the year ended June 30, 2001, actual loan losses, net of recoveries, of loans originated by First Home were $55,000.  The 2002 increase resulted from the Savings Bank’s decision to more aggressively charge off  impaired loans.

Managing Interest-Rate Risk.  First Home relies primarily on adjustable interest rate loans to minimize the inherent risks of interest rate changes.  All long-term mortgage loans originated since 1973 have had adjustable rates rather than fixed rates.  Further, with few exceptions, the majority of other loans including, but not limited to, commercial loans, cattle loans and agricultural loans that have maturities exceeding two years also have adjustable rates rather than fixed rates.  All loans originated by First Home have been retained in its portfolio.  No loans have been sold in the secondary mortgage market.

Fiscal Year Ended June 30, 2002 Compared to June 30, 2001

Net Income.  Net income for the fiscal year ended June 30, 2002 was $1,659,000.  This was a $153,000, or 8.4% decrease, from $1,812,000 for the fiscal year ended June 30, 2001.  Total interest expense decreased $399,000 and noninterest income increased $210,000.  Those two factors, however, were offset by a $141,000 decrease in total interest income, a $219,000 increase in provision for loan losses and a $394,000 increase in noninterest expense.

Net Interest Income.  Net interest income for the fiscal year ended June 30, 2002 increased $258,000, or 3.70%, to $7,226,000 from $6,968,000 for the fiscal year ended June 30, 2001.  A $399,000 decrease in interest expense was reduced by a $141,000 decrease in total interest income.

Interest Income.  Interest income decreased $141,000, or .89%, to $15,955,000 for the fiscal year ended June 30, 2002 compared to $16,096,000 for the fiscal year ended June 30, 2001.  As noted in the previous year’s annual report, the rates on First Home’s newly originated loans and on existing loans eligible for rate review and adjustment began a general decline.  That trend, of course, continued into the current year as evidenced by a decrease in interest income from loans receivable of $420,000, or 2.74%.  The average balance in net loans outstanding actually increased $6.4 million; however, the average rate on these loans decreased from 8.35% to 7.85%.

An increase in customer deposits without a corresponding increase in loans resulted in an increase in investment securities, mortgage-backed certificates and interest earning accounts at the FHLB.  Interest income from those sources increased $279,000, or 36.90%

Interest Expense.  For the fiscal year ended June 30, 2002, interest expense was $8,729,000, a $399,000, or 4.37% decrease, from $9,128,000 for the fiscal year ended June 30, 2001.  The decrease was primarily in interest expense on customer deposits.  Even though average customer deposits increased substantially, the average rate paid decreased from 4.87% for the fiscal year ended June 30, 2001 to 3.89% for the fiscal year ended June 30, 2002.

Interest expense on borrowed funds also decreased $71,000, or 3.79%, as principal reductions were made on FHLB advances.

Provision for Loan Losses.  Provision for loan losses increased from $154,000 for the fiscal year ended June 30, 2001 to $373,000 for the fiscal year ended June 30, 2002.  This $219,000 was due to the increase in impaired loans disclosed in Note 5 of the Notes to Consolidated Financial Statements.  Actual loan charge-offs, net of recoveries, of First Home originated loans were $188,000 for the fiscal year ended June 30, 2002 and $55,000 for the fiscal year ended June 30, 2001.

Noninterest Income.  For the fiscal year ended June 30, 2002, noninterest income increased $210,000, or 18.8%, to $1,328,000 compared to $1,118,000 for the fiscal year ended June 30, 2001.  Service charges and other fee income, including $74,000 in additional fees from insufficient checks on customer accounts, again increased substantially from the prior year.  Income from debit cards and ATM transactions increased $14,000, or 65%, as Savings Bank bank personnel continue to promote those customer services.

Loan late payment fees increased $40,000 through a more effective and aggressive collection process.  Income from in-house printing of checks for First Home customers increased $12,000 as more customers took advantage of obtaining their checks more quickly and at a lower cost.  Expenses related to this program only increased $3,000.

Title insurance commissions earned by the Company’s subsidiary, South Central Missouri Title, Inc., increased $45,000.  Of this amount, $38,000 was related to an adjustment made in the fiscal year ended June 30, 2001 for the accrual of commissions to be paid to the underwriter.  The remaining $7,000 was an increase in net title insurance commissions.

During the fiscal year ended June 30, 2002, income from real estate operations decreased $34,000 as some vacancies occurred coupled with depreciation and property taxes increasing on a Sparta building placed in service during the prior year.

The $14,000 gain from the sale of property and equipment and real estate owned for the fiscal year ended June 30, 2002 was comprised of a $25,000 gain on the sale of a residential rental property offset by losses of $11,000 on the sale of other foreclosed property.

Noninterest Expense.  Noninterest expense for the fiscal year ended June 30, 2002 was $5,542,000.  This was a $394,000, or 7.7%, increase from $5,148,000 for the fiscal year ended June 30, 2001.

Compensation and employee benefits increased $200,000 or, 6.47%.  Payroll expense and related taxes  increased $138,000, or 6.8%.  Group health insurance costs increased $103,000, or 20.8%, as more Bank personnel became eligible to participate in the Savings Bank’s group health plan along with increased premiums and healthcare costs.

During the fiscal year ended June 30, 2002, the shares in the Employee Stock Ownership Plan (“ESOP”) became fully allocated to the participants in the plan and the related expense decreased $116,000.  No significant ESOP expenses are anticipated for fiscal 2003.

The Company instituted a compensated absences policy during the fiscal year ended June 30, 2001 to be used by employees for illness, medical leave, or work days missed for other personal reasons.  Eligible employees accrue ½ day per month, up to a maximum of 30 days.  Upon the adoption of that policy, eligible employees received days for prior service with the Company.  Since the prior year included an expense for prior service accrual, the expense for the fiscal year ended June 30, 2002 decreased $20,000.

Occupancy and equipment expense increased $44,000, or 5.6%.  Depreciation expense on computer systems increased $43,000 from computer upgrades and enhancements in the prior year.  Depreciation on buildings increased $30,000 primarily due to the completion of the Kissee Mills branch building and remodeling at the home office.  This increase was partially offset by a $22,000 decrease in building rent for the Kissee Mills location since a leased modular facility was no longer needed.

Maintenance expense, also primarily relating to the computer expenditures in the prior year, increased $15,000.  Costs associated with operating the Internet banking system placed in service in March 2002 were $13,000.  Furniture and equipment expense decreased $16,000.

Other noninterest expense increased $150,000, or 12.14%, for the fiscal year ended June 30, 2002.  Employee education increased $52,000.  Telephone costs increased $30,000.  During the past year, the data communication lines between branches were upgraded to frame relay rather than the slower analog lines.  There also continues to be increased usage of the Telebanker system which allows customers to access their account information via telephone 24 hours a day.

Correspondent bank service charges increased $35,000 and office supplies increased $16,000 as the volume of items processed continues to increase.

The increase in asset size also increased the cost of the Savings Bank’s insurance premiums by $12,000 and the assessments paid to regulatory agencies by $7,000.  Dues and subscriptions increased $14,000 as the Savings Bank became a member of several banking organizations to obtain benefits of membership, including price reductions with vendors and for employee education.

Amortization of the intangible asset associated with the Crane and Galena branch acquisition decreased by $83,000 as fewer purchased accounts were closed by customers during the year.  A reduction in the advertising and marketing programs created an $18,000 decrease in the related expense.

Income Taxes.  During the fiscal year ended June 30, 2002, income tax expense increased $8,000 even though income before taxes decreased $145,000.  The income tax expense for the fiscal year ended June 30, 2001 contained additional credits against Missouri taxes for contributions to area programs.

Net Interest Margin.  Net interest margin for the fiscal year ended June 30, 2002 was 3.16% compared to 3.49% for the fiscal year ended June 30, 2001.  The decrease was the result of the reduction in the yield on loans and investments offset slightly by the reduction in the cost of customer deposits.

Fiscal Year Ended June 30, 2001 Compared to June 30, 2000

Net Income.  Net income for the fiscal year ended June 30, 2001 decreased $208,000 to $1,812,000 from $2,020,000 for the fiscal year ended June 30, 2000.  Total interest income increased $2,231,000, noninterest income increased $152,000 and income tax expense decreased $149,000.  Those items were more than offset, however, by a $1,871,000 increase in interest expense, a $790,000 increase in noninterest expense, and a $65,000 increase in provision for loan losses.

Net Interest Income.  Net interest income increased $360,000, or 5.4%, to $6,968,000 for the fiscal year ended June 30, 2001 from $6,608,000 for the fiscal year ended June 30, 2000.  A $2,231,000 increase in total interest income was reduced by a $1,871,000 increase in interest expense.

Interest Income.  For the year ended June 30, 2001, total interest income increased $2,231,000, or 16.1%, to $16,096,000 from $13,865,000 for the fiscal year ended June 30, 2000.  Interest income from loans receivable increased $2,225,000, or 17.0%.  This increase was the result of a $15,483,000 increase in net loans receivable enhanced by an increase in the annualized yield from 8.06% for the year ended June 30, 2000 to 8.35% for the year ended June 30, 2001.  The increase in the annualized yield was attributable to higher interest rates being charged on new and existing adjustable rate loans beginning in early 2000.  That trend, however, began to reverse as the general trend in interest rates began to decline in mid- to late 2000.  With the onset of a declining interest rate environment, the rates charged on the Savings Bank’s newly originated loans and on existing loans eligible for rate review and adjustment also began a general decline.

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

Interest Expense.  Interest expense for the year ended June 30, 2001, increased $1,871,000, or 25.8%, to $9,128,000 from $7,257,000 for the year ended June 30, 2000.  The majority of the increase was the result of a $1,451,000 increase in interest on FHLB advances.  The increase in the average outstanding balance of FHLB advances was slightly offset by a lower average rate paid on those advances.  Additional FHLB advances were necessary to fund loan and asset growth.  The remainder of the increase was related to interest expense on customer deposits.  An increase in the average rate paid from 4.55% for the year ended June 30, 2000 to 4.87% for the year ended June 30, 2001 was only partially offset by slightly lower average customer deposits.

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

Noninterest Income.  Noninterest income for the year ended June 30, 2001 was $1,118,000, an increase of $138,000, or 14.0%, from $980,000 for the fiscal year ended June 30, 2000.  Service charge and other fee income increased $131,000, or 20.0%, as the number of checking accounts increased and additional service and activity charges were received.

Net rental income from real estate operations increased $52,000.  The increase was the effect of a full twelve months of rent income from the Gainesville post office, other properties which were purchased during the year ended June 30, 2000 and completion of the Sparta strip center in August 2000.

During the year ended June 30, 2001, in-house printing of checks for First Home customers continued to enhance noninterest income by increasing $19,000 as well as customer service by allowing our customers to obtain their check orders more quickly and at a lower cost.  The expenses associated with the check printing system are discussed below in "—Noninterest Expense."

The $31,000 loss on sale of property and equipment is comprised of a $26,000 loss on the sale of foreclosed property and a $5,000 loss on the sale of a mobile home which had been acquired through a foreclosure in a previous year.  Title insurance commissions earned by the Company’s subsidiary, South Central Missouri Title, Inc., decreased by $38,000 through an adjustment of an accrual for the commissions to be paid to the underwriter.

Noninterest Expense.  Noninterest expense increased $790,000, or 18.1% from $4,358,000 for the fiscal year ended June 30, 2000 to $5,148,000 for the fiscal year ended June 30, 2001.  Increases in compensation and employee benefits, occupancy and equipment and other noninterest expense were partially offset by the reduction of FDIC deposit insurance premiums.

The majority of the increase in noninterest expense occurred in the area of compensation and employee benefits, which increased by $481,000, or 18.4%.  Annual pay rate increases for personnel at existing locations were $190,000, the search for and the addition of senior management increased expenses by $111,000 and $66,000 of the increase related to personnel at the new Kissee Mills and Rockaway Beach locations.  Group health insurance costs to add new and existing personnel who met the health plan coverage requirements during the year increased $133,000.

During the year ended June 30, 2001, the Company instituted a compensated absences policy to be used by the employees for illness, medical leave, or work days missed for other personal reasons.  Eligible employees accrue ½ day per month, up to a maximum of 30 days.  Upon the adoption of this policy, current eligible employees received days for prior service with the Company.  An expense of $70,000 was accrued during fiscal year 2001 due to the adoption of this policy.

The above increases were somewhat offset by a $61,000 expense incurred in the year ended June 30, 2000 for partial reimbursement to employees for the purchase of home personal computers.

The Employee Stock Ownership Plan ("ESOP") is a significant component of compensation and employee benefits.  The average fair market value of the Company’s common stock decreased slightly during the year ended June 30, 2001 which in turn reduced the expense for the ESOP.  There was also a decrease in the number of shares allocated to participants.  Those two decreases reduced ESOP expense by $28,000.  This treatment is required by the American Institute of Certified Public Accountants’ Statement of Position 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.”  The statement requires the recording of shares released from the ESOP to be recorded at the average fair market value for the period.

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

Other noninterest expense increased $158,000, or 14.7%.  That increase included advertising costs of $55,000 of which $34,000 was a mass mailing to area zip codes for our checking account promotion and $10,000 directly associated with the opening of the Kissee Mills and the Rockaway Beach locations.  Also in the total increase office supplies increased $29,000, telephone expense increased $25,000, postage expense increased $6,000, insurance expense increased $5,000, employee education increased by $4,000 and legal fees increased by $4,000.

The other noninterest expense increase included $18,000 in loss on checking accounts and check cashing for customers.

The in-house check printing system previously discussed reduced the expense for checks provided free of charge to customers by $7,000.  This was offset by a $13,000 increase in check printing costs.  The net $6,000  expense increase was more than offset by the $19,000 income increase discussed above in "—Noninterest Income."

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

Financial Condition

General.  Two events contributed significantly to the overall changes that occurred during the fiscal year ended June 30, 2002.  First, with no special programs or incentives, customer deposits increased $40.0 million.  In fact, advertising costs were reduced.  Secondly, the Savings Bank was unable to match deposit growth with corresponding loan growth.

Total Assets.  Primarily as a result of the increased customer deposits, total assets increased $37.2 million, or 16.86% during the year ended June 30, 2002.  A $35.0 million increase in cash, interest-bearing deposits and investments, $2.4 million increase in mortgage-backed certificates and an $800,000 increase in property and equipment were slightly offset by a $1.4 million decrease in loans receivable.

Cash and Cash Equivalents.  Cash and cash equivalents increased $6.2 million to $20.5 million at June 30, 2002 from $14.3 million at June 30, 2001.  Additional deposits were held at the FHLB in interest-bearing accounts in order to maintain funds accessible to purchase investment securities and to avoid penalties on insufficient compensating balances on those FHLB accounts.

Certificates of Deposit.  Certificates of deposit purchased as investments decreased to $1.0 million at June 30, 2002 from $1.4 million at June 30, 2001.  The balance held in certificates of deposit purchased were reduced due to low interest rates.

Investment Securities.  The increase in customer deposits provided funds for an increase in investment securities of $29.3 million to $32.2 million at June 30, 2002 from $2.9 million at June 30, 2001.  The increase in customer deposits not absorbed by local loan demand created excess funds.  Those funds were used to purchase securities to increase yields.  In order to maintain a flexible position, investments are purchased with staggered maturities and call dates.

Mortgage-backed Securities.  Again as the result of increased customer deposits, mortgage-backed securities of $376,000 at June 30, 2001 increased $2.4 million to $2.8 million at June 30, 2002.

Loans Receivable.  Net loans receivable decreased $1.4 million from $190.4 million at June 30, 2001 to $189.0 million at June 30, 2002.  The decrease was the result of loan payments and payoffs exceeding loan originations.  The dramatic decline in long-term rates caused some of the Savings Bank’s customer base to seek long-term fixed rate products that First Home does not offer.

Non-accrual Loans.  Non-accrual loans increased to $175,000 at June 30, 2002 from $49,000 at June 30, 2001.   The $49,000 in non-accrual loans at June 30, 2001 was charged off during the year.  The balance of non-accrual loans at June 30, 2002 consisted of one commercial real estate loan.

Nonperforming Assets.   Nonperforming assets decreased $1.5 million from $4.7 million at June 30, 2001 to $3.2 million at June 30, 2002.  The decrease resulted from more aggressive collection practices without significant increases in loan losses due to the Savings Bank’s conservative approach to collateral valuation.

Customer Deposits and Borrowings.  Customer deposits increased $40.0 million, or 24.63% from $162.4 million at June 30, 2001 to $202.4 million at June 30, 2002.  The majority of the growth occurred in checking and savings accounts.  FHLB advances decreased from $32.3 million at June 30, 2001 to $29.8 million at June 30, 2002.  Funds from customer deposit growth was used to pay amortizing and maturing advances.

Stockholders’ Equity.  Stockholders’ equity decreased slightly to $24.8 million at June 30, 2002 from $25.2 million at June 30, 2001.  The decrease was the result of $2.4 million used for the repurchase of treasury stock and $275,000 for the payment of dividends offset by net income of $1.7 million, $220,000 in proceeds from the exercise of stock options, $272,000 in unearned compensation adjustments and an $82,000 change in the net unrealized gain on investment securities available-for-sale.  At June 30, 2002, shares of stock outstanding had been reduced to 1,654,744 from 1,787,347 shares outstanding at June 30, 2001 as the result of repurchases by the Company slightly reduced by the exercise of employee stock options.

Liquidity and Capital Resources.  First Home’s primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities, net operating income and FHLB advances.  While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of First Home is the origination of mortgage loans.  Mortgage loans originated by First Home have remained strong at $41.5 million, $51.0 million and $56.3 million for the years ended June 30, 2002, 2001 and 2000, respectively.  Other investing activities include the purchase of investment securities, which totaled $31.6 million, $1.0 million and $1.1 million for the years ended June 30, 2002, 2001 and 2000.  These activities were funded primarily by deposit growth, principal repayments on loans, mortgage-backed securities, other investment securities, and FHLB advances.

OTS regulations require First Home to maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.  First Home’s sources of funds include deposits, principal and interest payments from loans, mortgage-backed securities and investments, and FHLB advances.  During fiscal years 2002, 2001 and 2000, First Home used its sources of funds primarily to purchase investment securities, fund loan commitments and to pay maturing savings certificates and deposit withdrawals.  At June 30, 2002, First Home had approved loan commitments totaling $914,000 and undisbursed loans in process totaling $3.4 million.

Liquid funds necessary for the normal daily operations of First Home are maintained in three working checking accounts and a daily time account with the FHLB - Des Moines.  It is the Savings Bank’s current policy to maintain adequate collected balances in those three checking accounts to meet daily operating expenses, customer withdrawals, and fund loan demand.  Funds received from daily operating activities are deposited, on a daily basis, in one of the working checking accounts and transferred, when appropriate, to the daily time account, or used to reduce FHLB advances to enhance net interest income.

At June 30, 2002, certificates of deposit amounted to $103.6 million, or 51.2%, of First Home’s total deposits, including $72.9 million which are scheduled to mature by June 30, 2003.  Historically, First Home has been able to retain a significant amount of its deposits as they mature.  Management of First Home believes it has adequate resources to fund all loan commitments by savings deposits and FHLB advances and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

OTS regulations require First Home to maintain specific amounts of capital.  As of June 30, 2002, First Home was in compliance with all current regulatory capital requirements with tangible, core and risk-based capital ratios of 8.5%, 8.5% and 11.2%, respectively.  These ratios exceed the 1.5%, 4.0% and 8.0%, respectively, capital ratios required by OTS regulations.  In addition, the OTS amended its capital regulations which require savings institutions to maintain specified amounts of regulatory capital based on the estimated effects of changes in market rates and which could further increase the amount of regulatory capital required to be maintained by the Savings Bank.  See Note 16 of the Notes to Consolidated Financial Statements.

Impact of New Accounting Standards.  See Note 1 of the Notes to Consolidated Financial Statements.

Effect of Inflation and Changing Prices.  The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation.  The primary impact of inflation on operations of First Home is reflected in increased operating costs.  Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.  During the current interest rate environment, management believes that the liquidity and the maturity structure of First Home’s assets and liabilities are critical to the maintenance of acceptable profitability.

{On Kirkpatrick, Phillips & Miller, CPAs, PC letterhead}

INDEPENDENT AUDITORS’ REPORT

-

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

To the Board of Directors and Stockholders

First Bancshares, Inc. and Subsidiaries

Mountain Grove, Missouri

We have audited the accompanying consolidated statements of financial condition of First Bancshares, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform these audits to obtain reasonable assurance about whether the financial statements are free from material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used an significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancshares, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with account principles generally accepted in the United States of America.

/s/ Kirkpatrick, Phillips & Miller

August 6, 2002

Springfield, Missouri

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
June 30, 2002 and 2001

	2002	2001
ASSETS

Cash and cash equivalents, including interest-bearing accounts
of $16,335,890 in 2002 and $11,116,196 in 2001	$ 20,461,231	$ 14,349,988
Certificates of deposit purchased	1,010,000	1,409,000
Investment securities available-for-sale, at fair value	30,592,468	1,586,920
Investment securities held-to-maturity (estimated fair value of
$1,615,776 in 2002 and $1,340,976 in 2001)	1,569,603	1,333,083
Investment in Federal Home Loan Bank stock, at cost	1,901,200	1,901,200
Mortgage-backed certificates available-for-sale,
at fair value	2,759,440	376,336
Loans receivable held-for-investment, net	188,950,956	190,351,556
Accrued interest receivable	1,750,266	1,389,397
Prepaid expenses	90,167	102,160
Property and equipment, less accumulated depreciation
and valuation reserve	8,104,540	7,305,554
Real estate owned	398,941	192,873
Intangible assets, less accumulated amortization	614,276	649,276
Prepaid income taxes	17,212	18,399
Other assets	21,389	25,926
Total assets	$ 258,241,689	$ 220,991,668

LIABILITIES AND STOCKHOLDERS' EQUITY

Customer deposits	$ 202,450,439	$ 162,438,398
Advances from Federal Home Loan Bank	29,778,640	32,300,966
Borrowings	252,648	12,962
Deferred income taxes, net	143,815	116,346
Accrued expenses	853,475	932,069
Total liabilities	233,479,017	195,800,741

Commitments and contingencies	-	-

Preferred stock, $.01 par value; 2,000,000 shares authorized,
none issued	-	-
Common stock, $.01 par value; 8,000,000 shares authorized,
issued 2,807,276 in 2002 and 2,765,206 in 2001, outstanding
1,654,744 in 2002 and 1,787,347 in 2001	28,073	27,652
Paid-in capital	17,229,228	16,861,905
Retained earnings - substantially restricted	22,991,740	21,607,399
Treasury stock, at cost - 1,152,532 shares in 2002 and
977,859 shares in 2001	(15,614,053)	(13,227,207)
Unearned compensation	-	(124,621)
Accumulated other comprehensive income	127,684	45,799
Total stockholders' equity	24,762,672	25,190,927
Total liabilities and stockholders' equity	$ 258,241,689	$ 220,991,668

The accompanying notes are an integral part of the
consolidated financial statements
16

FIRST BANCSHARES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Years Ended June 30, 2002, 2001, and 2000

	2002	2001	2000
Interest Income:
Loans receivable	$ 14,920,221	$ 15,339,923	$ 13,110,784
Investment securities	547,870	439,948	446,537
Mortgage-backed and related securities	50,389	28,305	34,086
Other interest-earning assets	436,529	287,922	273,587
Total interest income	15,955,009	16,096,098	13,864,994

Interest Expense:
Customer deposits	6,928,306	7,256,104	6,835,911
Borrowed funds	1,800,550	1,872,322	421,688
Total interest expense	8,728,856	9,128,426	7,257,599

Net interest income	7,226,153	6,967,672	6,607,395

Provision for Loan Losses	372,645	153,452	88,725

Net interest income after
provision for loan losses	6,853,508	6,814,220	6,518,670

Noninterest Income:
Service charges and other fee income	878,159	784,737	653,636
Gain/(loss) on sale of property and equipment
and real estate owned	14,082	(30,746)	3,916
Income from real estate operations	104,958	139,047	87,274
Insurance commissions	200,173	154,938	193,280
Other	130,480	70,249	41,676
Total noninterest income	1,327,852	1,118,225	979,782

Noninterest Expense:
Compensation and employee benefits	3,292,525	3,092,737	2,611,595
Occupancy and equipment	834,300	789,844	596,010
Deposit insurance premiums	30,677	30,879	59,828
Other	1,385,288	1,235,310	1,090,411
Total noninterest expense	5,542,790	5,148,770	4,357,844

Income before taxes	2,638,570	2,783,675	3,140,608

Income Taxes	979,721	971,820	1,121,060

Net income	$ 1,658,849	$ 1,811,855	$ 2,019,548

Basic earnings per share	$ 0.96	$ 1.00	$ 1.06

Diluted earnings per share	$ 0.94	$ 0.97	$ 1.02

The accompanying notes are an integral part of the
consolidated financial statements
17

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Years Ended June 30, 2002, 2001 and 2000

							Accumulated
	Common						Other	Total
	Stock		Paid-in	Retained	Treasury	Unearned	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Compensation	Income (Loss)	Equity

Balances at June 30, 1999	2,063,902	$ 27,188	$ 16,244,473	$ 18,362,321	$ (9,873,113)	$ (491,031)	$ (20,785)	$ 24,249,053
Comprehensive Income:
Net Income	-	-	-	2,019,548	-	-	-	2,019,548
Other comprehensive income, net of tax:
Change in unrealized gain(loss) on
securities available-for-sale, net of deferred
income taxes of $(33,936)	-	-	-	-	-	-	(49,835)	(49,835)
Total Comprehensive Income								1,969,713
Proceeds from exercise of stock options	37,920	379	189,221	-	-	-	-	189,600
Cash dividends ($.16 per share)	-	-	-	(300,818)	-	-	-	(300,818)
Purchase of treasury stock at cost	(191,685)	-	-	-	(2,018,480)	-	-	(2,018,480)
Release of ESOP shares	-	-	202,157	-	-	185,810	-	387,967

Balances at June 30, 2000	1,910,137	27,567	16,635,851	20,081,051	(11,891,593)	(305,221)	(70,620)	24,477,035
Comprehensive Income:
Net Income	-	-	-	1,811,855	-	-	-	1,811,855
Other comprehensive income, net of tax:
Change in unrealized gain(loss) on
securities available-for-sale, net of deferred
income taxes of $64,054	-	-	-	-	-	-	116,419	116,419
Total Comprehensive Income								1,928,274
Proceeds from exercise of stock options	8,490	85	42,365	-	-	-	-	42,450
Cash dividends ($.16 per share)	-	-	-	(285,507)	-	-	-	(285,507)
Purchase of treasury stock at cost	(131,280)	-	-	-	(1,335,614)	-	-	(1,335,614)
Release of ESOP shares	-	-	183,689	-	-	180,600	-	364,289
Balances at June 30, 2001	1,787,347	27,652	16,861,905	21,607,399	(13,227,207)	(124,621)	45,799	25,190,927
Comprehensive Income:
Net Income	-	-	-	1,658,849	-	-	-	1,658,849
Other comprehensive income, net of tax:
Change in unrealized gain(loss) on
securities available-for-sale, net of deferred
income taxes of $48,090	-	-	-	-	-	-	81,885	81,885
Total Comprehensive Income								1,740,734
Proceeds from exercise of stock options	42,070	421	219,867	-	-	-	-	220,288
Cash dividends ($.16 per share)	-	-	-	(274,508)	-	-	-	(274,508)
Purchase of treasury stock at cost	(174,673)	-	-	-	(2,386,846)	-	-	(2,386,846)
Release of ESOP shares	-	-	147,456	-	-	124,621	-	272,077

Balances at June 30, 2002	1,654,744	$ 28,073	$ 17,229,228	$ 22,991,740	$ (15,614,053)	$ -	$ 127,684	$ 24,762,672

The accompanying notes are an integral part of the consolidated financial statements
18

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Years Ended June 30, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$ 1,658,849	$ 1,811,855	$ 2,019,548
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	514,269	431,795	342,147
Amortization	35,000	117,980	117,980
Premiums and discounts on mortgage-backed
securities and investment securities	12,227	1,265	1,265
Loss on loans, net of recoveries	372,645	153,452	88,725
(Gain)/loss on sale of property and equipment	(25,571)	5,173	(9,723)
Loss on sale of real estate owned	11,489	25,573	5,807
Release of ESOP shares	272,077	364,289	387,967
Net change in operating accounts:
Accrued interest receivable and other assets	(344,339)	(293,499)	(185,060)
Deferred loan costs	23,147	(20,769)	(50,082)
Accrued expenses	(78,594)	138,126	107,214
Deferred income taxes	(20,622)	(124,057)	23,067
Income taxes payable - current	1,187	(77,508)	(136,994)
Net cash from operating activities	2,431,764	2,533,675	2,711,861

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(31,247,172)	(210,000)	(783,999)
Purchase of investment securities held-to-maturity	(440,000)	-	(338,000)
Purchase of Federal Home Loan Bank stock	-	(829,000)	(14,600)
Proceeds from maturities of investment securities
available-for-sale	2,325,000	2,700,766	646
Proceeds from maturities of investment securities
held-to-maturity	202,215	322,849	223,486
Net change in certificates of deposit	399,000	(400,000)	200,000
Net (increase)/decrease in federal funds sold	-	320,000	(75,000)
Net change in loans receivable	481,586	(16,064,932)	(21,433,598)
Purchase of mortgage-backed certificated available-for-sale	(2,453,503)	-	-
Proceeds from principal payments and maturities
of mortgage-backed certificates	106,036	85,897	99,877
Purchases of property and equipment	(1,342,683)	(1,923,986)	(1,667,081)
Proceeds from sale of property and equipment	55,000	35,296	132,626
Purchase of real estate owned	-	(160,992)	-
Net proceeds from sale of real estate owned	305,665	391,905	136,418
Net cash used in investing activities	(31,608,856)	(15,732,197)	(23,519,225)

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Years Ended June 30, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from financing activities:
Net change in demand deposits, savings accounts,
and certificates of deposit	$ 40,012,041	$ 6,776,954	$ 4,451,697
Payments on borrowed funds	(2,532,640)	(15,111,325)	(2,015,547)
Proceeds from borrowed funds	250,000	29,500,000	17,740,800
Proceeds from issuance of common stock	220,288	42,450	189,600
Cash dividends paid	(274,508)	(285,507)	(300,818)
Purchase of treasury stock	(2,386,846)	(1,335,614)	(2,018,480)
Net cash from financing activities	35,288,335	19,586,958	18,047,252

Net increase (decrease) in cash and cash equivalents	6,111,243	6,388,436	(2,760,112)

Cash and cash equivalents -
beginning of period	14,349,988	7,961,552	10,721,664
Cash and cash equivalents -
end of period	$ 20,461,231	$ 14,349,988	$ 7,961,552

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest on deposits and
other borrowings	$ 8,839,444	$ 9,160,276	$ 7,169,376
Income taxes	1,000,383	1,184,795	1,221,103

Supplemental schedule of non-cash investing and
financing activities:
Loans and other real estate
charged off to reserve	$ 187,650	$ 54,733	$ 31,842
Loans transferred to real estate
acquired in settlement of loans	523,222	449,359	142,225

The accompanying notes are an integral part of the
consolidated financial statements
20

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Years Ended June 30, 2002, 2001 and 2000

(1)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business – First Bancshares, Inc., a Missouri corporation, was organized on September 30, 1993 for the purpose of becoming a unitary savings and loan holding company for First Home Savings Bank.  The Savings Bank is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in southern Missouri.  The Company and Savings Bank are also subject to the regulation of certain federal agencies and undergo periodic examinations by those regulatory authorities.

Use of estimates – Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were used.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Savings Bank’s allowances for loan losses and foreclosed real estate.  Such agencies may require the Savings Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

Principles of consolidation – The accompanying consolidated financial statements include the accounts of First Bancshares, Inc. and its wholly-owned subsidiaries, the Savings Bank and South Central Missouri Title, Inc., and Fybar Service Corporation, a wholly-owned subsidiary of the Savings Bank.  In consolidation, all significant intercompany balances and transactions have been eliminated.

Consolidated statements of cash flows – For purposes of the consolidated statements of cash flows, cash consists of cash on hand and deposits with other financial institutions which are unrestricted as to withdrawal or use.  Cash equivalents include highly-liquid instruments with an original maturity of three months or less.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - - - - - - - - - - - - - - - - - - - - - - -

Years Ended June 30, 2002, 2001 and 2000

(1)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment securities and mortgage-backed certificates – Securities are classified in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which establishes three classifications of investment securities:  held-to-maturity, trading and available-for-sale.  Trading securities are acquired principally for the purpose of near term sales.  Such securities are reported at fair value and unrealized gains and losses are included in income.  At June 30, 2002 and 2001, the Company had no securities designated as trading securities.  Securities which are designated as held-to-maturity are designated as such because the investor has the ability and intent to hold these securities to maturity.  Such securities are reported at amortized cost.

All other securities are designated as available-for-sale, a designation which provides the investor with certain flexibility in managing its investment portfolio.  Such securities are reported at fair value; net unrealized gains and losses are excluded from income and reported net of applicable income taxes as a separate component of stockholders’ equity.  Gains or losses on sales of securities are recognized in operations at the time of sale and are determined by the difference between the net sales proceeds and the cost of the securities using the specific identification method, adjusted for any unamortized premiums or discounts.  Premiums or discounts are amortized or accreted to income using the interest method over the period to maturity.

Loans receivable – Loans receivable are stated at their principal amount outstanding, net of deferred loan origination and commitment fees and certain direct costs, which are recognized over the contractual life of the loan as an adjustment of the loan’s yield.  Interest income on loans is recognized on an accrual basis.

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

Years Ended June 30, 2002, 2001 and 2000

(1)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and equipment and related depreciation – Property and equipment has been stated at cost except as discussed in Note (7).  Depreciation has been principally computed by applying the following methods and estimated lives:

            Category

Estimated Life

          Method

Automobiles

5 Years

Straight-line

Office furniture, fixtures

   and equipment

3-10 Years

Straight-line

Buildings

15-40 Years

Straight-line

Investment real estate

15-40 Years

Straight-line

Maintenance and repairs are charged to expense.  Improvements which extend the lives of the respective assets are capitalized.  When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in income.

Intangible assets – Intangible assets have been recorded by the Savings Bank in connection with the acquisition of two branches from NationsBank. The premium paid by the Savings Bank for the branches is being amortized on a straight-line basis over 15 years.  Amortization expense relating to this premium was $35,000 in 2002 and $117,980 in 2001 and 2000.  During the years ended June 30, 2001 and 2000 amortization expense includes an additional $50,000 write-down per year due to the loss of customers that were acquired from NationsBank.

Income taxes – The Company files a consolidated federal income tax return with its wholly-owned subsidiaries.  The income tax effect of timing differences in reporting transactions for financial reporting and income tax purposes is reflected in the financial statements as deferred income taxes.

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Under this method, deferred income taxes are recognized for temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - - - - - - - - - - - - - - - - - - --

Years Ended June 30, 2002, 2001 and 2000

(1)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for loan losses – The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  In conjunction with a review of the loan portfolio, the allowance for loan losses is evaluated and adjusted at least quarterly.  In evaluating the allowance for loan losses, management considers various factors including historical loss experience, the level and trend of delinquent and classified loans, current and anticipated economic; and real estate conditions, and the composition of the loan portfolio.  Losses incurred upon initial acquisition of real estate owned through foreclosure are charged to the allowance for loan losses.

Special reserves are established for any impaired loan for which the recorded investment in the loan exceeds the measured value of the loan.  The values of loans subject to impairment valuation are determined based on the present value of expected future cash flows, the market price of the loans, or the fair values of the underlying collateral if the loan is collateral dependent.

Real estate owned – Real estate acquired in the settlement of loans, including in-substance foreclosures, is recorded at the lower of the remaining balance or estimated fair value less the estimated costs to sell the asset.  Any write down at the time of foreclosure is charged against the allowance for loan losses.  Subsequently, net expenses related to holding the property and declines in the market value are charged against income.

Loan origination fees and costs – Loan origination fees and costs are recorded in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”  Under SFAS No. 91, loan origination fees and certain direct loan origination costs are deferred and recognized in interest income over the contractual lives of the related loans using the interest method.  When a loan is paid-off or sold, the unamortized balance of these deferred fees and costs is recognized in income.

Real estate held for investment – Real estate properties held for investment are carried at the lower of cost, including cost of improvements incurred subsequent to acquisition, or net realizable value.  Costs relating to the development and improvement of property are capitalized, whereas costs relating to the holding of the property are expensed.

Advertising costs – The Company expenses non-direct response advertising costs as they are incurred.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - - - - - - - - - - - - - - - - - -

Years Ended June 30, 2002, 2001 and 2000

(1)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share – Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the Company.  Dilutive potential common shares are added to weighted average shares used to compute basic earnings per share.  The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company’s stock.

Comprehensive income – Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

New accounting standards – In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests methods.  SFAS No. 141 also provides new criteria that determine whether an acquired intangible asset should be recognized separately from goodwill.  SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after a business combination has been completed.  Under SFAS No. 142 goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually.  Intangible assets with a definite life will continue to be amortized.  The nonamortization and impairment rules will apply to existing goodwill and intangible assets beginning with the fiscal years starting after December 15, 2001.  Early adoption is permitted for entities with fiscal years beginning after March 15, 2001.  The Company adopted SFAS No. 141 and 142 as of July 1, 2001.  The adoption of these standards did not have a material impact on the Company.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees.  As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel.  This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  Management does not believe the adoption of this Statement will have a material impact on the consolidated financial statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - - - - - - - - - - - - - - - - - - - -

Years Ended June 30, 2002, 2001 and 2000

(1)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New accounting standards (continued) – In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion).  The Statement also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  Management does not believe the adoption of the Statement will have a material impact on the consolidated financial statements.

Reclassifications – Certain accounts in the prior-years’ consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year consolidated financial statements.

(2)

INVESTMENT SECURITIES

As discussed in Note (1), the Company has designated certain securities as available-for-sale.

A summary of the investment securities available-for-sale at June 30, 2002 is as follows:

				Estimated
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
United States Government
and Federal Agencies obligations	$28,912,210	$150,892	$3,128	$29,059,974
Mutual funds	32,232	3,114	-	35,346
Common and preferred stocks	1,487,443	28,600	18,895	1,497,148
Total	$30,431,885	$182,606	$22,023	$30,592,468

A summary of investment securities held-to-maturity at June 30, 2002 is as follows:

Estimated

Amortized

Gross Unrealized

Fair

Cost

Gains

Losses

Value

Obligations of states and

  political subdivisions

$

1,558,265

$

46,173

$

-

$

1,604,438

Student loan pool

11,338

-

-

11,338

  Total

$

1,569,603

$

46,173

$

-

$

1,615,776

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - - - - - - - - - - - - - - - - - - -

Years Ended June 30, 2002, 2001 and 2000

(2)

INVESTMENT SECURITIES (CONTINUED)

The amortized cost and estimated market value of debt securities at June 30, 2002, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Amortized

Estimated

Cost

Fair Value

Due in one year or less

$

300,000

$

304,090

Due after one year through five years

28,013,907

28,184,978

Due after five years through ten years

2,167,906

2,186,682

  Total

$

30,481,813

$

30,675,750

A summary of the investment securities available-for-sale at June 30, 2001 is as follows:

Estimated

Amortized

Gross Unrealized

Fair

Cost

Gains

Losses

Value

Mutual funds

$

32,232

$

2,882

$

-

$

35,114

Common and preferred stocks

1,487,443

64,363

-

1,551,806

  Total

$

1,519,675

$

67,245

$

-

$

1,586,920

A summary of investment securities held-to-maturity at June 30, 2001 is as follows:

Estimated

Amortized

Gross Unrealized

Fair

Cost

Gains

Losses

Value

Obligations of states and

  political subdivisions

$

1,317,530

$

12,039

$

4,146

$

1,325,423

Student loan pool

15,553

-

-

15,553

  Total

$

1,333,083

$

12,039

$

4,146

$

1,340,976

The book value of securities pledged as collateral, to secure public deposits was $616,379 at June 30, 2002 and $438,428 at June 30, 2001.  The approximate fair value of pledged securities was $623,821 at June 30, 2002 and $439,240 at June 30, 2001.

(3)

INVESTMENT IN FEDERAL HOME LOAN BANK STOCK

Investment in stock of the Federal Home Loan Bank is required by law of every Federally-insured savings institution.  The Savings Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Des Moines stock of $1,901,200 at June 30, 2002.  No ready market exists for this stock and it has no quoted market value.  However, redemption of this stock historically has been at par value.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - - - - - - - - - - - - - - - - - - -

Years Ended June 30, 2002, 2001 and 2000

(4)

MORTGAGE-BACKED SECURITIES

The amortized cost and estimated market values of mortgage-backed securities available-for-sale as of  June 30, 2002 are summarized below:

Estimated

Amortized

Gross Unrealized

Fair

Cost

Gains

Losses

Value

FHLMC certificates

$

2,087,078

$

38,941

$           -

$

2,126,019

FNMA certificates

609,332

3,148

          -

612,480

GNMA certificates

20,941

          -

          -

20,941

  Total

$

2,717,351

$

42,089

$           -

$

2,759,440

The amortized cost and estimated market values of mortgage-backed securities available-for-sale as of June 30, 2001 are summarized below:

Estimated

Amortized

Gross Unrealized

Fair

Cost

Gains

Losses

Value

FHLMC certificates

$

135,813

$

2,025

$           -

$

137,838

FNMA certificates

189,876

1,619

          -

191,495

GNMA certificates

45,195

1,808

-

47,003

  Total

$

370,884

$

5,452

$           -

$

376,336

(5)

LOANS RECEIVABLE HELD-FOR-INVESTMENT

Loans receivable at June 30 consist of the following:

2002

2001

First mortgage loans

$

166,535,017

$

167,122,043

Loans to depositors, secured by savings accounts

1,733,217

1,685,123

Consumer and automobile loans

9,956,276

11,153,884

Second mortgage loans

5,195,013

5,075,907

Other loans

9,505,445

8,344,231

  Total gross loans

192,924,968

193,381,188

Reserve for loan losses

(880,665)

(695,670)

Loans in process

(3,357,851)

(2,621,613)

Unamortized deferred loan costs, net

  of origination fees

264,504

287,651

  Net loans receivable held-for-investment

$

188,950,956

$

190,351,556

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - - - - - - - - - - - - - - - - - - - -

Years Ended June 30, 2002, 2001 and 2000

(5)

LOANS RECEIVABLE HELD-FOR-INVESTMENT (CONTINUED)

Activity in the allowance for loan losses is summarized as follows for the years ended June 30:

2002

2001

Balance at beginning of year

$

695,670

$

596,951

Provision charged to income

372,645

153,452

Charge-offs

(203,837)

(60,713)

Recoveries

16,187

5,980

  Balance at end of year

$

880,665

$

695,670

The Savings Bank primarily grants loans to customers throughout southern Missouri.  The loans are typically secured by real estate or personal property.

The following is a summary of information pertaining to impaired loans:

June 30,

2002

2001

Total impaired loans

$

1,531,586

$

49,446

Valuation allowance related to impaired loans

$

273,676

$

49,446

Years Ended June 30,

2002

2001

2000

Average investment in

impaired loans

$

1,093,078

$

49,446

$

55,110

Interest income recognized

on impaired loans

$

97,671

$                 -

$                 -

Interest income recognized on

a cash basis on impaired loans

$

74,000

$                 -

$                 -

The Savings Bank has issued unsecured letters of credit totaling $974,600 for a customer with $1,356,127 in impaired loans.

(6)

ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at June 30 is summarized as follows:

2002

2001

Investment securities

$

282,075

$

51,668

Mortgage-backed securities

16,817

6,799

Loans receivable

1,451,374

1,330,930

  Total

$

1,750,266

$

1,389,397

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - - - - - - - - - - - - - - - - - - -

Years Ended June 30, 2002, 2001 and 2000

(7)

PROPERTY AND EQUIPMENT

Property and equipment at June 30 consists of the following:

2002

Accum.

Valuation

Category

Cost

Deprec.

Reserve

Net

Land

$

642,704

$

-

$

-

$

642,704

Buildings

5,272,083

1,244,876

-

4,027,207

Office furniture, fixtures

  and equipment

2,375,149

1,314,631

-

1,060,518

Automobiles

190,900

96,103

-

 94,797

Investment real estate

2,889,383

338,922

271,147

2,279,314

  Total

$

11,370,219

$

2,994,532

$

271,147

$

8,104,540

2001

Accum.

Valuation

Category

Cost

Deprec.

Reserve

Net

Land

$

637,704

$

-

$

-

$

637,704

Buildings

4,352,920

1,111,351

-

3,241,569

Office furniture, fixtures

  and equipment

2,115,227

1,164,560

-

950,667

Automobiles

156,580

77,849

-

78,731

Investment real estate

2,942,181

274,151

271,147

2,396,883

  Total

$

10,204,612

$

2,627,911

$

271,147

$

7,305,554

Depreciation charges to operations for the years ended June 30, 2002, 2001 and 2000 were $514,269, $431,795, and $342,147, respectively.  The depreciation policies followed by the Company are described in Note (1).

A valuation reserve was established in a prior year for certain investment real estate to adjust the property to its net realizable value.

(8)

CUSTOMER DEPOSITS

A summary of deposit accounts at June 30 is as follows:

2002

2001

Amount

%

Amount

%

Noninterest-bearing checking

$

7,530,705

3.7

%

$

6,863,551

4.2

%

Interest-bearing checking

35,326,281

17.4

27,466,134

16.9

Super Saver money market

41,452,390

20.5

19,402,564

11.9

Savings

14,491,614

7.2

11,981,035

7.4

Certificates of Deposit

103,649,449

51.2

96,725,114

59.6

  Total

$

202,450,439

100.0

%

$

162,438,398

100.0

%

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - - - - - - - - - - - - - - - - - - -

Years Ended June 30, 2002, 2001 and 2000

(8)

CUSTOMER DEPOSITS (CONTINUED)

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was $26,605,186 and $21,646,345 at June 30, 2002 and 2001, respectively.

At June 30, 2002, scheduled maturities of certificates of deposit are as follows:

2003

$

72,893,072

2004

13,760,411

2005

10,905,437

2006

5,246,342

2007

  823,187

2008

21,000

$

103,649,449

(9)

ADVANCES FROM FEDERAL HOME LOAN BANK

The advances listed below were obtained from the Federal Home Loan Bank of Des Moines (FHLB).  The advances are secured by FHLB stock and one-to-four family mortgage loans.  The FHLB requires the Savings Bank to maintain collateral equal to outstanding balances of advances.  For collateral purposes, the FHLB values one-to-four family mortgage loans at 70% of their fair value.  Advances from the FHLB at June 30 are summarized as follows:

Weighted

Weighted

Average

Average

2002

Rate

2001

Rate

Term Advances:

  Long-term; fixed-rate; noncallable

$

533,333

6.34%

$

3,000,000

6.79%

  Long-term; fixed-rate; callable

28,000,000

5.46

28,0000,000

5.46

Amortizing Advances:

  Long-term; fixed-rate; noncallable

1,245,307

7.48

1,300,966

7.48

    Total

$29,778,640

5.56

$32,300,966

5.66

At June 30, 2002, $22,500,000 of the callable advances are callable quarterly and $5,500,000 are callable in September 2003 and every quarter thereafter.  In the table below, these advances are shown as maturing on their maturity date instead of their call date because at the interest rates prevailing as of June 30, 2002, it would be to the FHLB’s advantage not to call these advances.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - - - - - - - - - - - - - - - - - - -

Years Ended June 30, 2002, 2001 and 2000

(9)

ADVANCES FROM FEDERAL HOME LOAN BANK (CONTINUED)

As of June 30, 2002, the fixed-rate term advances shown above shall be subject to a prepayment fee equal to 100 percent of the present value of the monthly lost cash flow to the FHLB based upon the difference between the contract rate on the advance and the rate on an alternative qualifying investment of the same remaining maturity.  Advances may be prepaid without a prepayment fee if the rate on an advance being prepaid is equal to or below the current rate for an alternative qualifying investment of the same remaining maturity.

Maturities of FHLB advances are as follows:

Aggregate

Annual

Year Ended June 30

Maturities

2003

$

  426,631

2004

231,268

2005

69,599

2006

74,983

2007

80,785

Later years

28,895,374

$

29,778,640

Interest expense on borrowed funds for the years ended June 30 is summarized below:

2002

2001

2000

Advances from FHLB

$

1,799,595

$

1,872,322

$

419,040

Other borrowings

955

                   -

2,648

  Total

$

1,800,550

$

1,872,322

$

421,688

(10)

BORROWINGS

Borrowings consist of the following:

2002

2001

Prime minus .5%; Midwest Independent

Bank; $1,000,000 line of credit; secured

by Bank stock; interest payable

semi-annually; due on demand or March, 2003

$

250,000

$                 -

Other

2,648

12,962

Total

$

252,648

$

12,962

At June 30, 2002, the Savings Bank had an irrevocable letter of credit issued on its behalf from the Federal Home Loan Bank of Des Moines in the amount of $7,000,000.  The letter of credit expires in August 2002.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - - - - - - - - - - - - - - - - - - - -

Years Ended June 30, 2002, 2001 and 2000

(11)

INCOME TAXES

The provision for income tax expense for the years ended June 30 is as follows:

2002

2001

2000

Current

$

1,000,343

$

1,103,231

$

1,097,993

Deferred

(20,622)

(131,411)

23,067

  Total

$

979,721

$

971,820

$

1,121,060

The provision for income taxes differs from that computed at the statutory corporate rate, 34%, for the years ended June 30 as follows:

2002

2001

2000

Tax at statutory rate

$

897,114

$

946,450

$

1,067,807

Increase in taxes resulting from:

State taxes, net of federal benefit

81,722

83,660

81,593

Tax-exempt income

(24,098)

(27,298)

(25,714)

Employee benefit plans

2,296

32,068

21,958

Net effect of other book/tax differences

22,687

(63,060)

(24,584)

Provision for income taxes

$

979,721

$

971,820

$

1,121,060

Deferred income tax expense results from timing differences in the recognition of income and expense for tax and financial reporting purposes.  The sources of the differences and the related tax effects for the years ended June 30 were as follows:

2002

2001

2000

Difference in depreciation methods used

  for tax purposes and financial statements

$

53,431

$

22,675

$

28,426

Effect of health insurance plan reserves

  not currently deductible

(28,498)

(5,053)

7,136

Use of different methods for computing

  loan loss reserves for tax purposes and

  financial statements

(85,076)

(63,349)

(59,498)

Effect of accrued employee absences not

  currently deductible

(18,500)

(25,900)

              -

Use of different methods for computing net

  deferred loan costs/fees for tax purposes

  and financial statements

(14,203)

7,214

14,970

Other book/tax differences

72,224

(66,998)

32,033

Increase (decrease) in deferred income taxes

$

(20,622)

$

(131,411)

$

23,067

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - - - - - - - - - - - - - - - - - - - -

Years Ended June 30, 2002, 2001 and 2000

(11)

INCOME TAXES (CONTINUED)

The components of deferred tax assets and liabilities as of June 30, 2002 and 2001 consisted of:

2002

2001

Deferred tax assets:

Reserve for loan losses

$

325,846

$

262,495

Valuation reserve on investment real estate

92,190

92,190

Unrealized losses on securities available-for-sale

8,149

                -

Health insurance plan reserves not currently deductible

33,207

4,709

Book amortization in excess of tax amortization

41,952

54,168

Compensated employee absences

44,400

25,900

Other

                -

34,405

Total gross deferred tax benefits

545,744

473,867

Deferred tax liabilities:

Tax depreciation in excess of book depreciation

369,516

316,085

FHLB stock dividends

60,936

60,936

Bad debt reserves for tax purposes in excess of base

  year bad debt reserve

32,587

54,312

Unrealized gains on securities available-for-sale

83,138

26,898

Unamortized deferred loan costs, net of fees

117,127

131,330

Other

26,255

652

Total gross deferred tax liabilities

689,559

590,213

Net deferred tax liabilities

$

(143,815)

$

(116,346)

In accordance with SFAS No. 109, a deferred tax liability has not been recognized for tax basis bad debt reserves of approximately $2,190,825 of the Savings Bank that arose in tax years that began prior to December 31, 1987.  At June 30, 2002 the amount of the deferred tax liability that had not been recognized was approximately $810,605.  This deferred tax liability could be recognized if, in the future, there is a change in federal tax law, the Savings Bank fails to meet the definition of a ‘qualified savings institution,’ as defined by the Internal Revenue Code, certain distributions are made with respect to the stock of the Savings Bank, or the bad debt reserves are used for any purpose other than absorbing bad debts.  In August 1996, new legislation was enacted which provided for the recapture into taxable income of certain amounts previously deducted as additions to the bad debt reserves for income tax purposes.  The Savings Bank began changing its method of determining bad debt reserves for tax purposes during 1996.  The amounts to be recaptured for income tax reporting purposes are considered by the Savings Bank in the determination of the net deferred tax liability.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - - - - - - - - - - - - - - - - - - - -

Years Ended June 30, 2002, 2001 and 2000

(12)

EMPLOYEE BENEFIT PLANS

The Savings Bank participates in a multiple-employer defined benefit pension plan covering substantially all employees.  Separate actuarial valuations are not available for each participating employer, nor are plan assets segregated.  Pension expense for the years ended June 30, 2002, 2001 and 2000 was approximately $4,300, $4,985, and $4,742, respectively.  Plan assets exceeded the present value of accumulated plan benefits at June 30, 2002, the latest actuarial valuation date.

The Company established an internally-leveraged Employee Stock Ownership Plan (ESOP) in December 1993 that covers all employees that are age 21 or older and have completed one year of service with the Savings Bank.  The Savings Bank made annual contributions to the ESOP equal to the ESOP’s debt service in addition to dividends received by the ESOP.  All dividends received by the ESOP were used to pay debt service.  The ESOP shares initially were pledged as collateral for its debt to the Company.  As the debt was repaid, shares were released from collateral and allocated to active participants, in proportion to their compensation relative to total compensation of active participants.  The loan was repaid principally from the Savings Bank’s discretionary contributions to the ESOP over a period of approximately nine years.  As of June 30, 2002 the loan had been paid in full.

The Company accounts for its ESOP in accordance with Statement of Position 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.”  Accordingly, the debt of the ESOP was eliminated in consolidation and the shares pledged as collateral were reported as unearned ESOP shares as a reduction of stockholders’ equity in the consolidated statements of financial condition.  As shares were committed to be released from collateral, the Company reported compensation expense equal to the current market price of the shares, and the shares became outstanding for earnings per share computations.  Dividends on allocated ESOP shares were recorded as a reduction of retained earnings; dividends on unallocated ESOP shares were recorded as a reduction of debt and accrued interest.  Benefits generally become 20% vested after each year of credited service beyond two years.  Vesting is accelerated upon retirement, death, or disability of the participant.  Forfeitures are returned to the Savings Bank or reallocated to other participants to reduce future funding costs.  Benefits may be payable upon retirement, death, disability or separation from service.  Since the Savings Bank’s annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.  The Savings Bank recorded $243,583 of ESOP compensation expense in 2002, $330,171 in 2001 and $358,159 in 2000.

A summary of ESOP shares at June 30, 2002 is as follows:

Allocated shares

206,320

Shares committed for release

21,676

Unreleased shares

                -

Total

227,996

Fair value of unreleased shares

$              -

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - - - - - - - - - - - - - - - - - - - - -

Years Ended June 30, 2002, 2001 and 2000

(12)

EMPLOYEE BENEFIT PLANS (CONTINUED)

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options.  Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company’s 1993 Stock Option and Incentive Plan has authorized the grant of options to certain officers, employees and directors for up to 304,174 shares of the Company’s common stock.  All options granted have 10 year terms and vest and become exercisable ratably over 5 years following date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the company had accounted for its employee stock options under the fair value method of that Statement.  For options granted during the year June 30, 2001, the estimated fair value of options granted using the Black-Scholes pricing model was based on a weighted average risk-free interest rate of 6.00%, expected option life of 10 years, expected volatility of zero and an expected dividend yield of 1.33%.  The effect of applying the fair value method required by SFAS No. 123 to the Company’s stock option awards results in net income and earnings per share that are not materially different from amounts reported in the consolidated statements of income.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of fair value of its employee stock options.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - - - - - - - - - - - - - - - - - - - -

Years Ended June 30, 2002, 2001 and 2000

(12)

EMPLOYEE BENEFIT PLANS (CONTINUED)

A summary of the Company’s stock option activity, and related information for the years ended June 30 follows:

2002

2001

2000

Weighted

Weighted

Weighted

Average

Average

Average

Exercise

Exercise

Exercise

Options

Price

Options

Price

Options

Price

Outstanding –

  beginning of year

131,830

$

5.45

130,320

$

5.08

168,432

$

5.06

Granted

-

                -

10,000

  9.88

-

-

Exercised

(42,070)

5.24

(8,490)

5.00

(37,920)

5.00

Forfeited

-

-

-

-

(192)

5.00

Outstanding –

  end of year

89,760

5.55

131,830

5.45

130,320

5.08

Exercisable at end

  of year

81,760

5.13

121,830

5.09

130,320

5.08

Exercise prices for options outstanding as of June 30, 2002 ranged from $5.00 to $9.88.  The weighted-average remaining contractual life of those options is 2.3 years.  The weighted average grant date fair value of options granted during the year ended June 30, 2001 was $9.88.

(13)

EARNINGS PER SHARE

The following information shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.  The amounts in the income columns represent the numerator and the amounts in the shares columns represent the denominator.

Years Ended June 30,

2002

2001

2000

Per

Per

Per

Share

Share

Share

Income

Shares

Amt

Income

Shares

Amt

Income

Shares

Amt

Basic EPS:

Income available

  to Common

  Stockholders

$

1,658,849

1,722,558

$

 .96

$

1,811,855

1,806,146

$

1.00

$

2,019,548

1,911,324

$

1.06

Effect of dilutive

  securities

-

50,182

-

60,574

-

66,876

Diluted EPS:

  Income available

    to stockholders

    plus stock options

$

1,658,849

1,772,740

$

.94

$

1,811,855

1,866,720

$

 .97

$

2,019,548

1,978,200

$

1.02

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - - - - - - - - - - - - - - - - - - - - -

Years Ended June 30, 2002, 2001 and 2000

(14)

RELATED PARTY TRANSACTIONS

Certain employees, officers and directors are engaged in transactions with the Savings Bank in the ordinary course of business.  It is the Savings Bank’s policy that all related party transactions are conducted at “arm’s length” and all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers.  A summary of the changes in outstanding loans to employees, officers and directors for the years ended June 30 is as follows:

2002

2001

Beginning balances

$

1,929,149

$

1,416,042

Originations and advances

1,527,060

1,201,361

Principal repayments

(1,595,864)

(688,254)

Ending balances

$

1,860,345

$

1,929,149

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

Letters of Credit – Outstanding standby letters of credit were approximately $1,170,343 at June 30, 2002.

Loan Commitments – The Savings Bank had outstanding firm commitments to originate real estate loans in the amount of $914,300 at June 30, 2002.

Lines of Credit – The unused portion of lines of credit was approximately $2,927,316 at June 30, 2002.

Loans in Process – The Savings Bank has recorded loans in process representing the undisbursed portion of loans in the amount of $3,357,851 at June 30, 2002.  These amounts were recorded as loans receivable, with a corresponding reduction for such loans in process as reflected in Note (5).

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - - - - - - - - - - - - - - - - - - - - -

Years Ended June 30, 2002, 2001 and 2000

(16)

REGULATORY CAPITAL REQUIREMENTS

The Savings Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (OTS).  Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material affect on the Savings Bank and the consolidated financial statements.  Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines involving quantitative measures of the Savings Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Savings Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined).  Management believes, as of June 30, 2002, that the Savings Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2002, the most recent notification from the OTS, the Savings Bank was categorized as well-capitalized under the framework for prompt corrective action.  To be categorized as well-capitalized, the Savings Bank must maintain minimum total risk-based, Tier 1 risk-based, and core capital leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - - - - - - - - - - - - - - - - - - - -

Years Ended June 30, 2002, 2001 and 2000

(16)

REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The Savings Bank’s actual capital amounts and ratios are also presented in the table.

To Be Well-

Capitalized Under

                 For Capital

             Prompt Corrective

                    Actual                  Adequacy Purposes            Action Provisions

Amount   Ratio            Amount        Ratio             Amount      Ratio

        (Dollars in thousands)

As of June 30, 2002:

 Total Risk-Based Capital

(to Risk-Weighted Assets)

$ 21,945

11.2%

> $15,738

> 8.0%

 >  $19,673

> 10.0%

 Core Capital

   (to Adjusted Tangible Assets)

21,630

8.5%

        >   10,200

> 4.0%

 >     12,750

>  5.0%

 Tangible Capital

   (to Tangible Assets)

21,630

8.5%

>     3,825

> 1.5%

N/A

 Tier 1 Capital

   (to Risk-Weighted Assets)

21,630

11.0%

N/A

>     11,804

>  6.0%

As of June 30, 2001:

 Total Risk-Based Capital

   (to Risk-Weighted Assets)

$ 20,811

12.4%

  > $13,384

> 8.0%

 >  $ 16,730

> 10.0%

 Core Capital

   (to Adjusted Tangible Assets)

20,506

9.5%

>     8,673

> 4.0%

>     10,842     >  5.0%

 Tangible Capital

   (to Tangible Assets)

20,506

9.5%

>     3,253

> 1.5%

N/A

 Tier 1 Capital

   (to Risk-Weighted Assets)

20,506

12.3%

N/A

 >     10,038

>  6.0%

(17)

ADVERTISING COSTS

The Company incurred $128,742, $147,154, and $87,058 in non-direct response advertising costs during the years ended June 30, 2002, 2001 and 2000, respectively.  The Company incurred no direct response advertising costs during these years.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - - - - - - - - - - - - - - - - - - - -

Years Ended June 30, 2002, 2001 and 2000

(18)

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents and certificates of deposit – For these short-term instruments, the carrying amount approximates fair value.

Available-for-sale and held-to-maturity securities – Fair values for investment securities equal quoted market prices, if available.  If quoted market prices are not available, fair values are estimated based on quoted market prices of similar securities.

Loans receivable – The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics are aggregated for purposes of the calculations.  The carrying value of accrued interest receivable approximates its fair value.

Investment in FHLB stock – Fair value of the Savings Bank’s investment in FHLB stock approximates the carrying value as no ready market exists for this investment and the stock could only be sold back to the FHLB.

Deposits – The fair value of demand deposits, savings accounts and interest-bearing demand deposits is the amount payable on demand at the reporting date (i.e., their carrying amount).  The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.  The carrying amount of accrued interest payable approximates its fair value.

FHLB advances – Rates currently available to the Savings Bank for advances with similar terms and remaining maturities are used to estimate fair value of existing advances.  The carrying amount of accrued interest payable approximates its fair value.

Borrowings – The carrying amounts of the Company’s borrowings approximate their fair values.

Commitments to extend credit, letters of credit and lines of credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - - - - - - - - - - - - - - - - - - - -

Years Ended June 30, 2002, 2001 and 2000

(18)

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table presents estimated fair values of the Company’s financial instruments.  The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves uncertainties and significant judgments by management.  Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	June 30, 2002
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$20,461,231	$20,461,231
Certificates of deposit	1,010,000	1,010,000
Available-for-sale securities	30,592,468	30,592,468
Held-to-maturity securities	1,569,603	1,615,776
Investment in Federal Home Loan Bank stock	1,901,200	1,901,200
Available-for-sale mortgage-backed securities	2,759,440	2,759,440
Loans, net of allowance for loan losses	188,950,956	191,577,000
Accrued interest receivable	1,750,266	1,750,266

Financial liabilities:
Deposits	202,450,439	203,409,000
Federal Home Loan Bank advances	29,778,640	32,213,000
Borrowings	252,648	252,648
Accrued interest payable	463,000	463,000
Unrecognized financial instruments (net of contract amount)
Commitments to extend credit	-	-
Letters of credit	-	-
Unused lines of credit	-	-

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - - - - - - - - - - - - - - - - - - - - -

Years Ended June 30, 2002, 2001 and 2000

(18)

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

	June 30, 2001
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$14,349,988	$14,349,988
Certificates of deposit	1,409,000	1,409,000
Available-for-sale securities	1,586,920	1,586,920
Held-to-maturity securities	1,333,083	1,340,976
Investment in Federal Home Loan Bank stock	1,901,200	1,901,200
Available-for-sale mortgage-backed securities	376,336	376,336
Loans, net of allowance for loan losses	190,351,556	190,913,000
Accrued interest receivable	1,389,397	1,389,397

Financial liabilities:
Deposits	162,438,398	163,184,000
Federal Home Loan Bank advances	32,313,928	32,420,000
Accrued interest payable	573,588	573,588
Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	-	-
Letters of credit	-	-
Unused lines of credit	-	-

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

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - - - - - - - - - - - - - - - - - - - -

Years Ended June 30, 2002, 2001 and 2000

(19)

PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

Condensed Statements of Financial Condition

ASSETS	2002	2001
Cash	$86,533	$375,233
Certificates of deposit	10,000	10,000
Investment securities available-for-sale, at fair value	736,048	791,838
Investment in subsidiaries	23,892,072	22,824,121
Loan to ESOP	-	171,640
Property and equipment, less accumulated
depreciation	985,788	1,037,429
Due from subsidiary	22,716	1,342
Other assets	19,709	23,841
Total assets	$25,752,866	$25,235,444

LIABILITIES AND STOCKHOLDERS' EQUITY
Due to subsidiary	$699,946	$-
Note payable	250,000	-
Accrued expenses	27,585	12,439
Deferred income taxes, net	12,663	32,078
Stockholders' equity	24,762,672	25,190,927
Total liabilities and stockholders' equity	$25,752,866	$25,235,444

Condensed Statements of Income

	2002	2001	2000
Income:
Equity in earnings of subsidiaries	$1,676,240	$1,809,868	$2,015,220
Interest income	41,044	36,056	52,804
Gain on sale of property and equipment	1,525	195	13,130
Other	30,748	32,702	15,778
Total income	1,749,557	1,878,821	2,096,932

Expenses:
Professional fees	33,835	18,046	7,085
Printing and office supplies	5,291	9,022	7,869
Interest	26,462	-	4,392
Other	47,402	45,842	41,376
Income tax	(22,282)	(5,944)	16,662
Total expenses	90,708	66,966	77,384
Net income	$1,658,849	$1,811,855	$2,019,548

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - - - - - - - - - - - - - - - - - - - -

Years Ended June 30, 2002, 2001 and 2000

(19)

PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

Condensed Statements of Cash Flows

	2002	2001	2000
Cash flows from operating activities:
Net income	$1,658,849	$1,811,855	$2,019,548
Adjustments to reconcile net income to net
cash provided from operating activities:
Equity in earnings of subsidiaries	(1,676,240)	(1,809,868)	(2,015,220)
Depreciation expense	28,166	26,878	17,719
Gain on sale of property and equipment	(1,525)	(195)	(13,130)
Net change in operating accounts:
Deferred income taxes, net	1,227	1,613	16,393
Other assets and liabilities	(4,697)	(21,665)	128,475
Net cash from operating activities	5,780	8,618	153,785

Cash flows from investing activities:
Dividends from subsidiary	1,000,000	1,500,000	1,500,000
Principal payments on ESOP loan	171,640	146,681	181,895
Purchase of investment securities	-	(200,000)	(53,537)
Purchase of property and equipment	-	-	(534,709)
Proceeds from sales of property and
equipment	25,000	20,296	78,150
Net change in certificates of deposit	-	-	75,839
Net cash from investing activities	1,196,640	1,466,977	1,247,638

Cash flows from financing activities:
Proceeds from borrowed funds	949,946	-	-
Proceeds from issuance of common stock	220,288	42,450	189,600
Cash dividends paid	(274,508)	(285,507)	(300,818)
Purchase of treasury stock	(2,386,846)	(1,335,614)	(2,018,480)
Net cash used in financing activities	(1,491,120)	(1,578,671)	(2,129,698)
Net decrease in cash and cash equivalents	(288,700)	(103,076)	(728,275)
Cash and cash equivalents - beginning of period	375,233	478,309	1,206,584

Cash and cash equivalents - end of period	$86,533	$375,233	$478,309

COMMON STOCK INFORMATION

The common stock of First Bancshares, Inc. is traded on The Nasdaq Stock Market under the symbol “FBSI”.  As of August 30, 2002, there were 657 stockholders and 1,640,069 shares of common stock outstanding.  This does not reflect the number of persons or entities who hold stock in nominee or “street name.”

On August 30, and November 27, 2001 and February 28, May 29, and August 29, 2002, the Company declared a $.04 common stock dividend payable September 29, and December 31, 2001 and March 30, June 28, and September 30, 2002 to stockholders of record on September 14 and December 14, 2001 and March 15, June 14, and September 13, 2001, respectively.  Dividend payments by the Company are dependent primarily on dividends received by the Company from the Savings Bank.  Under Federal regulations, the dollar amount of dividends a savings and loan association may pay is dependent upon the association’s capital position and recent net income.  Generally, if an association satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations.  However, institutions that have converted to stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with the OTS regulations and the Savings Bank’s Plan of Conversion.  In addition, under Missouri law, the Company is generally prohibited from declaring and paying dividends at a time when the Company’s net assets are less than its stated capital or when the payment of dividends would reduce the Company’s net assets below its stated capital.

The following table sets forth market price and dividend information for the Company’s common stock.

Fiscal 2002

High

Low

Dividend

First Quarter

$12.50

$10.10

$.04

Second Quarter

$14.00

$10.79

$.04

Third Quarter

$14.45

$12.00

$.04

Fourth Quarter

$13.65

$10.61

$.04

Fiscal 2001

First Quarter

$11.00

$9.00

$.04

Second Quarter

$10.25

$9.00

$.04

Third Quarter

$10.50

$9.875

$.04

Fourth Quarter

$11.00

$9.65

$.04

DIRECTORS AND OFFICERS

FIRST BANCSHARES, INC.

FIRST HOME SAVINGS BANK

DIRECTORS:

DIRECTORS:

Stephen H. Romines

Stephen H. Romines

Chairman of the Board

Chairman of the Board

Harold F. Glass

Harold F. Glass

Partner

Partner

Millington, Glass & Love, Attorneys at Law

Millington, Glass & Love, Attorneys at Law

John G. Moody

John G. Moody

Judge of the 44th

Judge of the 44th

Missouri Judicial Circuit

Missouri Judicial Circuit

Dr. James F. Moore

Dr. James F. Moore

Director of State Fruit Experiment Station of

Director of State Fruit Experiment Station of

Southwest Missouri State University

Southwest Missouri State University

Charles W. Schumacher

Charles W. Schumacher

President/CEO

President/CEO

First Home Savings Bank

First Home Savings Bank

OFFICERS:

OFFICERS:

Stephen H. Romines

Charles W. Schumacher

President and Chief Executive Officer

President/CEO

Charles W. Schumacher

Stephen H. Romines

Vice-President

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

(800) 866-1340

INDEPENDENT AUDITORS

Kirkpatrick, Phillips & Miller, CPAs, P.C.

COMMON STOCK

Springfield, Missouri

Traded on The Nasdaq Stock Market

GENERAL COUNSEL

Nasdaq Symbol:  FBSI

Harold F. Glass

Springfield, Missouri

SPECIAL COUNSEL

Breyer & Associates PC

McLean, Virginia

ANNUAL MEETING

The Annual Meeting of Stockholders will be held Wednesday, October 16, 2002, at 2:00 p.m., Central Time, at the Days Inn Conference Room, 300 East 19th Street, Mountain Grove, Missouri.

A COPY OF THE FORM 10-KSB AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS AS OF THE RECORD DATE FOR VOTING AT THE ANNUAL MEETING OF STOCKHOLDERS UPON WRITTEN REQUEST TO THE SECRETARY, FIRST BANCSHARES, INC., P.O. BOX 777, MOUNTAIN GROVE, MISSOURI   65711.

THE COMPANY’S FORMS 10-KSB, 10-QSB AND OTHER DISCLOSURE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION CAN BE OBTAINED FROM THE SEC HOME PAGE ON THE WORLD WIDE WEB AT http://www.sec.gov.

Exhibit 21

Subsidiaries of the Registrant

Exhibit 21

Subsidiaries of the Registrant

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

(b)     Wholly owned subsidiary of First Home Savings Bank.

Exhibit 23

Consent of Auditors

(On CPA firm letterhead)

CONSENT OF INDEPENDENT AUDITORS

We have issued our report dated August 6, 2002, accompanying the Consolidated Financial Statement incorporated by reference in the Annual Report of First Bancshares, Inc. on Form 10-KSB for the year ending June 30, 2002.  We hereby consent to the incorporation by reference of said reports in the Registration Statement of First Bancshares, Inc. on Form S-8 (File No. 33-87234, effective December 9, 1994).

                                /s/Kirkpatrick, Phillips & Miller

                          KIRKPATRICK, PHILLIPS & MILLER, CPAs , P.C.

Springfield, Missouri

September 27, 2002

Exhibit 99.1

Certification Letters Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

OF FIRST BANCSHARES, INC.

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-KSB, that:

1.

the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

2.

the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

Date: September 30, 2002

/s/ Stephen H. Romines

Stephen H. Romines

Chairman, President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

OF FIRST BANCSHARES, INC.

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-KSB, that:

1.

the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

2.

the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

Date: September 30, 2002

/s/ Susan J. Uchtman

Susan J. Uchtman

Chief Financial Officer

Table of Contents

  SECURITIES AND EXCHANGE COMMISSION
  General
  Market Area
  Yields Earned and Rates Paid
  Rate/Volume Analysis
  Interest Rate Sensitivity of Net Portfolio Value
  Lending Activities
  Reserve for Loan Losses
  Investment Activities
  Deposit Activities and Other Sources of Funds
      Time Deposits by Rates
  Subsidiary Activities
  REGULATION OF FIRST HOME
  REGULATION OF FIRST BANCSHARES
  TAXATION
  Competition.
  Item 2.  Properties
  PART II
  PART III
  SIGNATURES
    AS ADOPTED PURSUANT TO
  Exhibit 13
  Dear Stockholder
  Business of the Corporation
  SELECTED CONSOLIDATED FINANCIAL INFORMATION
  MANAGEMENT’S DISCUSSION AND ANALYSIS
  INDEPENDENT AUDITORS’ REPORT
  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  CONSOLIDATED STATEMENTS OF INCOME
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Condensed Statements of Financial Condition
  COMMON STOCK INFORMATION
  DIRECTORS AND OFFICERS
  CORPORATE INFORMATION
  Subsidiaries of the Registrant
  Consent of Auditors
  Exhibit 99.1