Form 10QSB
period 2002-09-30
FIRST BANCSHARES INC /MO/
filed 2002-11-18
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-QSB

_________________________________

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2002

or

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

Yes X             No

As of November 13, 2002, there were 1,627,075 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-QSB

September 30, 2002

INDEX	PAGE
PART I-FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)	1
CONSOLIDATED STATEMENTS OF INCOME (unaudited)	2
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)	3-4
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)	5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	6-7
ITEM 2 - MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8-12
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	13
ITEM 2. CHANGES IN SECURITIES	13
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	13
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS	13
ITEM 5. OTHER INFORMATION	13
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	13
SIGNATURES

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	September 30,	June 30,
	2002	2002
	(Dollars in thousands)
ASSETS
Cash and cash equivalents, including interest-bearing accounts of $16,154 at September 30 and $16,336 at June 30	$20,204	$20,461
Certificates of deposit	810	1,010
Investment securities available-for-sale, at fair value	26,092	30,593
Investment securities held-to-maturity (estimated fair value $5,741 at September 30 and $1,616 at June 30)	5,695	1,570
Investment in Federal Home Loan Bank stock , at cost	1,901	1,901
Mortgage-backed certificates available-for-sale, at fair value	2,508	2,759
Mortgage-backed certificates held-to-maturity (estimated fair value $2,506 at September 30)	2,509	0
Loans receivable held-for-investment, net (includes reserves for loan losses of $969 at September 30 and $881 at June 30)	189,348	188,951
Accrued interest receivable	2,079	1,750
Prepaid expenses	159	90
Property and equipment, less accumulated depreciation and valuation reserves	8,280	8,105
Intangible assets, less accumulated amortization	599	614
Real estate owned	209	399
Prepaid income taxes	0	17
Other assets	16	22
Total assets	$260,409	$258,242

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits	$203,740	$202,450
Advances from Federal Home Loan Bank	29,764	29,779
Other borrowed funds	570	253
Accrued expenses and accounts payable	864	853
Income taxes payable	147
Deferred income taxes	211	144
Total liabilities	235,296	233,479
Commitments and contingencies	-	-
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value; 8,000,000 shares authorized, 2,808,076 and 2,807,276 issued at September 30 and June 30, respectively, 1,630,464 and 1,654,744 outstanding at September 30 and June 30, respectively	28	28
Paid-in capital	17,234	17,229
Retained earnings - substantially restricted	23,509	22,992
Treasury stock - at cost; 1,177,612 and 1,152,532 shares at September 30 and June 30, respectively	(15,931)	(15,614)
Unearned compensation	-	-
Accumulated other comprehensive income	273	128
Total stockholders' equity	25,113	24,763
Total liabilities and stockholders' equity	$260,409	$258,242

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -- - - - -

	(Unaudited)
	Quarter Ended September 30,
	2002	2001
	(Dollars in thousands)
Interest Income:
Loans receivable	$3,622	$3,905
Investment securities	354	67
Mortgage-backed and related securities	27	6
Other interest-earning assets	54	93
Total interest income	4,057	4,071

Interest Expense:
Customer deposits	1,535	1,785
Borrowed funds	427	465
Total interest expense	1,962	2,250

Net interest income	2,095	1,821

Provision for loan losses	117	36
Net interest income after provision for loan losses	1,978	1,785

Noninterest Income:
Service charges and other fee income	258	236
Gain on sale of property and equipment and real estate owned	19	22
Gain on sale of investments	8	-
Income from real estate operations	25	33
Insurance commissions	27	52
Other	12	7
Total noninterest income	349	350

Noninterest Expense:
Compensation and employee benefits	814	796
Occupancy and equipment	241	193
Deposit insurance premiums	8	7
Other	372	350
Total noninterest expense	1,435	1,346

Income before taxes	892	789

Income Tax Expense	313	296

Net income	$579	$493

Basic earnings per share	0.35	0.28
Diluted earnings per share	0.34	0.27
Dividends per share	0.04	0.04

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	Quarter Ended September 30,
	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$579	$493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	150	116
Amortization of intangible assets	15	-
Premium amortization	22	-
Gain on sale of investments	(8)	-
Gain on sale of property and equipment	-	(25)
(Gain)/loss on sale of real estate owned	(19)	3
Loss on loans, net of recoveries	117	36
Release of ESOP shares	-	81
Net change in operating accounts:
Accrued interest receivable and other assets	(384)	(237)
Deferred loan costs	6	2
Income taxes payable – current	164	-
Deferred income taxes payable	(18)	29
Accrued expenses	12	14
Net cash from operating activities	636	512

Cash flows from investing activities:
Proceeds from maturities of investment securities available-for-sale	4,750	-
Purchase of investment securities held-to-maturity	(4,158)	-
Proceeds from maturities of investment securities held-to-maturity	25	1
Net change in certificates of deposits purchased	200	-
Net change in loans receivable	(644)	25
Purchase of mortgage-backed securities available-for-sale	-	(507)
Proceeds from maturities of mortgage-backed securities available-for-sale	234	30
Purchase of mortgage-backed securities held-to-maturity	(2,578)	-
Proceeds from maturities of mortgage-backed securities held-to-maturity	61	-
Purchases of property and equipment	(325)	(280)
Proceeds from sale of property and equipment	-	55
Proceeds from sale of real estate owned	324	29
Net cash used in investing activities	(2,111)	(647)

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	Quarter Ended September 30,
	2002	2001
	(Dollars in thousands)
Cash flows from financing activities:
Net change in demand deposits, savings accounts, and certificates of deposit	$1,290	$11,136
Proceeds from borrowed funds	320	-
Payments on borrowed funds	(18)	(317)
Proceeds from sale of common stock	5	60
Purchase of treasury stock	(317)	(91)
Cash dividends paid	(62)	(70)
Net cash from financing activities	1,218	10,718

Net increase in cash and cash equivalents	(257)	10,583

Cash and cash equivalents - beginning of period	20,461	14,350
Cash and cash equivalents - end of period	$20,204	$24,933

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	Quarter Ended September 30,
	2002	2001
	(Dollars in thousands)

Net income	$579	$493

Unrealized gains/(losses) on securities:

Gains/(losses) arising during period, net of tax	150	(55)

Reclassification adjustment, net of tax	(5)	-

Other comprehensive income/(loss)	145	(55)

Comprehensive income	$724	$438

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - Basis of Presentation

The consolidated interim financial statements as of September 30, 2002 included in this report have been prepared by the Registrant without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the September 30, 2002 interim financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year. The June 30, 2002 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

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

		Dilutive
	Weighted Average Number	Shares
	of Common Shares	Issuable
Quarter ended September 30, 2002	1,643,237	47,736
Quarter ended September 30, 2001	1,763,809	61,142

NOTE C - Treasury Stock

First Bancshares, Inc. has completed nine separate stock repurchase programs between March 9, 1994 and March 11, 2002. During those nine programs, a total of 1,076,664 shares of stock were acquired at a combined cost of $14.5 million. On January 30, 2002, a tenth repurchase program of 171,012 shares was initiated. As of November 13, 2002, 103,147 shares had been repurchased at a cost of $1.5 million. Treasury stock is shown at cost for financial statement presentation.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE D - Accounting Changes

 In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees.  As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel.  This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company adopted SFAS No. 143 as of July 1, 2002.  The adoption of this standard did not have a material impact on the company.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion).  The Statement also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  The Company adopted SFAS No. 144 as of July 1, 2002.  The adoption of this standard did not have a material impact on the Company.

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147 “Acquisitions of Certain Financial Institutions.”  This Statement provides guidance on the accounting for the acquisition of a financial institution.  This Statement eliminates the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.”  This Statement also amends SFAS No. 144 to include long-term customer-relationship intangible assets.  The provisions of this Statement are effective October 1, 2002.  The Company has not determined the significance of the impact of this Statement to the Company’s results of operations and financial condition.

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 2002, as well as certain material changes in results of operations during the three month periods ended September 30, 2002 and 2001.

The following narrative is written with the presumption that the users have read or have access to the Company s 2002 Form 10-KSB, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2002, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

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

Comparison of the Three Months ended September 30, 2002 to the Three Months Ended September 30, 2001

Financial Condition. Total assets increased $2.2 million during the quarter to $260.4 million at September 30, 2002. Mortgage-backed securities increased $2.3 million through the purchase of additional securities. Customer deposits increased $1.3 million primarily in IRA certificates of deposit.   Other borrowings increased $300,000.  Stockholders’ equity increased $400,000 through net income from the quarter and an increase in other comprehensive income as a result of the increase in the market value of investment securities and mortgage-backed securities categorized as available for sale.

Nonperforming assets of $3.9 million, or 1.51% of total assets at September 30, 2002 decreased from $4.5 million, or 1.76% of total assets, at June 30, 2002.

Net Income. Net income increased $86,000, or 17.44%, from $493,000 for the quarter ended September 30, 2001 to $579,000 for the quarter ended September 30, 2002. Net interest income after provision for loan losses increased $193,000. Noninterest expense increased by $89,000. Income tax expense increased $17,000.

Net Interest Income. Net interest income was $1,821,000 for the quarter ended September 30, 2001 and increased $274,000, or 15.05% to $2,095,000 for the quarter ended September 30, 2002. Interest expense decreased $288,000 offset slightly by a $14,000 decrease in interest income.

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Interest Income. Interest income decreased $14,000, or 0.34%, from $4,071,000 for the quarter ended September 30, 2001 to $4,057,000 for the quarter ended September 30, 2002. Interest income from loans receivable decreased $283,000 from $3,905,000 for the quarter ended September 30, 2001 to $3,622,000 the quarter ended September 30, 2002. The decrease was attributable to a slight decrease in average loans outstanding combined with a decrease in the average yield from 8.13% for the quarter ended September 30, 2001 to 7.60% for the quarter ended September 30, 2002.

Interest income from investment securities was $354,000 for the quarter ended September 30, 2002, an increase of $287,000 from $67,000 for the quarter ended September 30, 2001. A higher balance in outstanding securities offset by a slightly lower average interest rate caused the increase. Income from mortgage-backed securities increased by $21,000. Income from other interest-earning assets decreased $39,000 from $93,000 for the quarter ended September 30, 2001 to $54,000 for the quarter ended September 30, 2002.

Interest Expense. Interest expense was $1,962,000 for the quarter ended September 30, 2002, a $288,000, or 12.8%, decrease from $2,250,000 for the quarter ended September 30, 2001. Interest expense on customer deposits decreased $250,000 as the rate paid on those deposits decreased even though the average balance outstanding increased. A decrease in the average outstanding balance of FHLB advances decreased interest expense by $38,000.

Provision for Loan Losses. Loan loss provisions increased by $81,000 from $36,000 for the quarter ended September 30, 2001 to $117,000 for the quarter ended September 30, 2002.  The increase in the provision is attributable to the increase in actual loans losses and increased foreclosure activity.  Actual loan losses, net of recoveries, were $30,000 for the quarter ended September 30, 2002 compared to $16,500 for the quarter ended September 30, 2001.

Noninterest Income. Noninterest income decreased by $1,000 from $350,000 for the quarter ended September 30, 2001 to $349,000 for the quarter ended September 30, 2002. Service charges and other fee income from transaction accounts increased $22,000. There was a $25,000 gain on the sale of property and equipment offset slightly by a $3,000 loss on the sale of foreclosed real estate in the quarter ended September 30, 2001.  During the quarter ended September 30, 2002, there were $19,000 net gains on the sales of foreclosed real estate.

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Noninterest Expense. Noninterest expense was $1,435,000 for the quarter ended September 30, 2002, an increase of $89,000, or 6.61%, from $1,346,000 for the quarter ended September 30, 2001. Employee compensation increased $18,000 as a result of salary increases and increased group health insurance premiums and self insurance costs offset by the elimination of the $81,000 in ESOP expense for the quarter ended September 30, 2002.  Occupancy and equipment expense increased $48,000 comprised primarily of increases in depreciation and maintenance expense on the remodeling of the main office and the addition and enhancement of computer equipment.

Other noninterest expenses increased $22,000.  Other increases in operating expenses were: insurance - $15,000, office supplies - $9,000, in-house check printing - $7,000 and auditing and regulatory fees - $6,000.  These increases were offset by a decrease in advertising costs of $18,000.

Net Interest Margin. Net interest margin decreased from 3.42% for the three months ended September 30, 2001 to 3.41% for the three months ended September 30, 2002. Income from earning assets decreased by $14,000, or 0.3%, between the two quarters while interest expense decreased $288,000, or 12.8%. The average earning asset base increased by $32.4 million, or 15.3%, which was offset by a $33.9 million, or 17.7%, increase in the average interest-bearing liability base.

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

First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from a Federal Home Loan Bank line of credit can be drawn as an alternative source of funds. During the period presented, First Home used its sources of funds primarily to fund loan commitments, and pay maturing savings certificates and deposit withdrawals. At September 30, 2002, First Home had approved loan commitments totaling $1.1 million and undisbursed loans in process of $2.8 million.

Liquid funds necessary for normal daily operations of First Home are maintained in three working checking accounts, a daily time account with the Federal Home Loan Bank of Des Moines. It is the Savings Bank's current policy to maintain adequate collected balances in those three checking accounts to meet daily operating expenses, customer withdrawals, and fund loan demand. Funds received from daily operating activities are deposited, on a daily basis, in one of the working checking accounts and transferred, when appropriate, to daily time to enhance income or to reduce any outstanding line-of-credit advance from the Federal Home Loan Bank or purchase investment securities.

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Normal daily operating expenses are expected to remain constant. Noninterest expense as a percentage of average assets at 2.2% is also expected to remain basically constant. Interest expense is expected to basically remain steady to decreasing slightly.  While the deposit base is expected to remain constant or increase somewhat, the average interest rates paid on new and renewed accounts is expected to decrease.  The balance in outstanding loans is expected to decrease slightly combined with a decrease in the rates earned on new and existing adjustable rate loans.

At September 30, 2002, certificates of deposit amounted to $104.1 million, or 51% of First Home's total deposits, including $64.0 million of fixed rate certificates scheduled to mature within twelve months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and Federal Home Loan Bank advances and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at September 30, 2002.

	(Unaudited)
		Percent of Adjusted
	Amount	Total Assets
	(Dollars in thousands)

Tangible capital	$22,238	8.7%
Tangible capital requirement	3,854	1.5
Excess	$18,384	7.2%

Core capital	$22,238	8.7%
Core capital requirement	10,278	4.0
Excess	$11,960	4.7%

Risk-based capital	$22,566	12.9%
Risk-based capital requirement	13,977	8.0
Excess	$ 8,589	4.9%

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

First Bancshares, Inc.

Date: November 14, 2002     By: /s/ Stephen H. Romines

Stephen H. Romines

Chairman, President

CEO

By: /s/ Susan J. Uchtman

Susan J. Uchtman

CFO