Form 10QSB
period 2002-12-31
FIRST BANCSHARES INC /MO/
filed 2003-02-14
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_________________________________

FORM 10-QSB

_________________________________

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending           December 31, 2002

                                                    or

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

                                      Yes     X        No

As of February 6, 2003, there were 1,634,980 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-QSB

December 31, 2002

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

SIGNATURES

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                                                                                                       (Unaudited)

	December 31,	June 30,
	2002	2002
	(Dollars in thousands)
ASSETS
Cash and cash equivalents, including interest-bearing accounts of $23,238 at December 31 and $16,336 at June 30	$28,259	$20,461
Certificates of deposit	810	1,010
Investment securities available-for-sale, at fair value	20,883	30,593
Investment securities held-to-maturity (estimated fair value $11,542 at December 31 and $1,616 at June 30)	11,367	1,570
Investment in Federal Home Loan Bank stock , at cost	1,901	1,901
Mortgage-backed certificates available-for-sale, at fair value	3,188	2,759
Mortgage-backed certificates held-to-maturity (estimated fair value $2,140 at December 31)	2,123	0
Loans receivable held-for-investment, net (includes reserves for loan losses of $977 at December 31 and $881 at June 30)	185,244	188,951
Accrued interest receivable	1,892	1,750
Prepaid expenses	192	90
Property and equipment, less accumulated depreciation and valuation reserves	8,276	8,105
Intangible assets, less accumulated amortization	583	614
Real estate owned	331	399
Prepaid income taxes	0	17
Other assets	21	22
Total assets	$265,070	$258,242
LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits	$208,606	$202,450
Advances from Federal Home Loan Bank	29,583	29,779
Other borrowed funds	-	253
Accrued expenses and accounts payable	830	853
Income taxes payable	151
Deferred income taxes	153	144
Total liabilities	239,323	233,479
Commitments and contingencies	-	-
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value; 8,000,000 shares authorized, 2,823,226 and 2,807,276 issued at December 31 and June 30, respectively, 1,640,245 and 1,654,744 outstanding at December 31 and June 30, respectively	28	28
Paid-in capital	17,358	17,229
Retained earnings - substantially restricted	24,110	22,992
Treasury stock - at cost; 1,182,981 and 1,152,532 shares at December 31 and June 30, respectively	(15,995)	(15,614)
Accumulated other comprehensive income	246	128
Total stockholders' equity	25,747	24,763
Total liabilities and stockholders' equity	$265,070	$258,242

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -- - - - -

	(Unaudited)		(Unaudited)
	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2002	2001	2002	2001
	(Dollars in thousands)
Interest Income:
Loans receivable	$3,565	$3,789	$7,187	$7,693
Investment securities	349	110	704	178
Mortgage-backed and related securities	37	12	63	18
Other interest-earning assets	50	116	104	209
Total interest income	4,001	4,027	8,058	8,098

Interest Expense:
Customer deposits	1,394	1,780	2,929	3,565
Borrowed funds	425	461	852	926
Total interest expense	1,819	2,241	3,781	4,491
Net interest income	2,182	1,786	4,277	3,607

Provision for loan losses	72	96	189	132
Net interest income after
provisions for losses	2,110	1,690	4,088	3,475

Noninterest Income:
Service charges and other fee income	440	226	698	462
Income from real estate operations	29	25	54	55
Insurance commissions	31	56	58	108
Gain on investments	-	-	8	-
Gain (loss) on sale of property and equipment and real estate owned	-	-	19	25
Other	19	14	32	21
Total noninterest income	519	321	869	671

Noninterest Expense:
Compensation and employee benefits	948	825	1,761	1,620
Occupancy and equipment	228	191	469	384
Deposit insurance premiums	9	8	17	15
Other	433	286	806	637
Total noninterest expense	1,618	1,310	3,053	2,656

Income before taxes	1,011	701	1,904	1,490
Income Taxes	345	269	658	565

Net income	$666	$432	$1,246	$925

Earnings per share - basic	.41	.25	.76	.53
Earnings per share - diluted	.40	.24	.74	.51
Dividends per share	.04	.04	.08	.08

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Six months ended December 31, 2002 and 2001

                                                                                                                  (Unaudited)

	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,246	$925
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	292	237
Amortization	31	-
Premium amortization	69	-
Gain on sale of investments	(8)	-
Gain on sale of property and equipment	-	(25)
Gain on sale of real estate owned	(19)	-
Loss on loans, net of recoveries	189	132
Release of ESOP shares	-	174
Net change in operating accounts:
Accrued interest receivable and other assets	(244)	(260)
Deferred loan costs	12	12
Income taxes payable - current	168	42
Deferred income tax payable	(59)	35
Accrued expenses	(22)	(138)
Net cash from operating activities	1,655	1,134

Cash flows from investing activities:
Purchase of investment securities held-to-maturity	(9,883)	(440)
Purchase of investment securities available-for-sale	(1,000)	(2,009)
Proceeds from maturities of investment securities
available-for-sale	10,900	-
Proceeds from maturities of investment securities
held-to-maturity	63	16
Net change in certificates of deposit	200	599
Net change in loans receivable	3,175	678
Purchase of mortgage-backed certificates	(3,596)	(507)
Proceeds from maturities of mortgage-backed
certificates	1,002	64
Purchases of property and equipment	(463)	(631)
Proceeds from sale of property and equipment	-	55
Proceeds from sale of real estate owned	418	29
Net cash from/(used in) investing activities	816	(2,146)

See accompanying notes to Consolidated Financial Statements.

        FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Six months ended December 31, 2002 and 2001

                                                                                                                             (Unaudited)

	2002	2001
	(Dollars in thousands)
Cash flows from financing activities:
Net change in demand deposits, savings accounts,
and certificates of deposit	$6,156	$22,656
Proceeds from borrowed funds	320	-
Payments on borrowed funds	(769)	(999)
Proceeds from sale of common stock	129	81
Purchase of treasury stock	(381)	(806)
Cash dividends paid	(128)	(139)
Net cash from financing activities	5,327	20,793

Net increase in cash and cash equivalents	7,798	19,781

Cash and cash equivalents -
beginning of period	20,461	14,350
Cash and cash equivalents -
end of period	$28,259	$34,131

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)		(Unaudited)
	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2002	2001	2002	2001
	(Dollars in thousands)

Net income	$ 666	$ 432	$ 1,246	$ 925

Unrealized gains/(losses) on securities
Gains/(losses) arising during period, net of tax	(27)	8	123	(47)
Reclassification adjustment, net of tax	-	-	(5)	-

Other comprehensive income/(loss)	(27)	8	118	(47)

Comprehensive income	$639	$ 440	$ 1,364	$ 878

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - Basis of Presentation

The consolidated interim financial statements as of December 31, 2002 included in this report have been prepared by the Registrant without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 2002 interim financial statements.  The results of operations for the periods ended December 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.  The June 30, 2002 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

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

	Weighted Average Number	Dilutive Shares
	of Common Shares	Issuable
Quarter ended December 31, 2002	1,631,899	39,572
Quarter ended December 31, 2001	1,751,141	65,961

Six months ended December 31, 2002	1,637,605	39,232
Six months ended December 31, 2001	1,757,475	63,178

NOTE C - Treasury Stock

First Bancshares, Inc. has completed nine separate stock repurchase programs between March 9, 1994 and March 11, 2002. During those nine programs, a total of 1,076,664 shares of stock were acquired at a combined cost of $14.5 million. On January 30, 2002, a tenth repurchase program of 171,012 shares was initiated. As of February 6, 2003, 117,717 shares had been repurchased at a cost of $1.7 million. Treasury stock is shown at cost for financial statement presentation.

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

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 2002, as well as certain material changes in results of operations during the six month periods ended December 31, 2002 and 2001.

     The following narrative is written with the presumption that the users have read or have access to the Company’s 2002 Form 10-KSB, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2002, and for the year then ended.  Therefore, only material changes in financial condition and results of operations are discussed herein.

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

Comparison of the Three Months ended December 31, 2002 to the Three Months Ended

       December 31, 2001

     Financial Condition. Total assets increased $4.6 million during the quarter to $265.0 million at December 31, 2002.  Cash and cash equivalents increased $8.1 million while net loans decreased $4.1 million.  Customer deposits increased $4.9 million which includes approximately $4.0 million of local government funds.  These funds are expected to be withdrawn during the next several months.

     Nonperforming assets increased slightly to $4.1 million, or 1.6% of total assets at December 31, 2002 compared to $3.9 million, or 1.5% of total assets at September 30, 2002.

     Net Income.  Net income increased $234,000, or 54.2% from $432,000 for the quarter ended December 31, 2001 to $666,000 for the quarter ended December 31, 2002.  Net interest income after provision for loan losses increased $420,000.  Noninterest income increased by $198,000 while noninterest expense increased by $308,000.  Income tax expense increased $76,000.

     Net Interest Income.  Net interest income was $2,182,000 for the quarter ended December 31, 2002, an increase of $396,000 from $1,786,000 for the quarter ended December 31, 2001.  Interest income decreased $26,000 while interest expense decreased $422,000.

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

     Interest Income.  Interest income decreased $26,000, or 0.7%, from $4,027,000 for the quarter ended December 31, 2001 to $4,001,000 for the quarter ended December 31, 2002.  Interest income from loans receivable decreased by $224,000 from $3,789,000 for the quarter ended December 31, 2001 to $3,565,000 for the quarter ended December 31, 2002.  The decrease was attributable to a decrease in the average yield from 7.94% for the quarter ended December 31, 2001 to 7.64% for the quarter ended December 31, 2002 and by a slight decrease in average loans outstanding.

     Interest income from investment securities was $349,000 for the quarter ended December 31, 2002 compared to $110,000 for the quarter ended December 31, 2001.  A higher balance in outstanding securities, somewhat offset by a decrease in the average rate earned from 6.72% for the quarter ended December 31, 2001 to 4.10% for the quarter ended December 31, 2002, created the increase.  Income from mortgage-backed securities increased by $25,000 as additional securities were purchased.  However, the rate earned on these securities decreased from 6.27% for the quarter ended December 31, 2001 to 2.96% for the quarter ended December 31, 2002.  Income from other interest-earning assets decreased $66,000.  A lower balance was maintained in these accounts.

     Interest Expense.  Interest expense was $1,819,000 for the quarter ended December 31, 2002, a $422,000, or 18.8%, decrease from $2,241,000 for the quarter ended December 31, 2001.  Interest expense on customer deposits decreased $386,000.  While the average outstanding balance in deposits increased, the average rates paid on those deposits decreased from 4.11% for the quarter ended December 31, 2001 to 2.78% for the quarter ended December 31, 2002.  A slightly lower balance in FHLB advances further reduced interest expense by $36,000.

     Provision for Loan Losses.  Loan loss provisions decreased $24,000 from $96,000 for the quarter ended December 31, 2001 to $72,000 for the quarter ended December 31, 2002.  Actual loan losses, net of recoveries, were $65,000 for the quarter ended December 31, 2002 compared to $52,000 for the quarter ended December 31, 2001.

     Noninterest Income.  Noninterest income increased $198,000, or 61.7% from $321,000 for the quarter ended December 31, 2001 to $519,000 for the quarter ended December 31, 2002.  Service charges and other fee income from transaction accounts increased $214,000, or 94.7%. During the quarter ended December 31, 2002, the Bank began an ‘overdraft protection’ program that automatically pays overdraft checks up to a certain amount for customers with good credit history with the bank.  The normal overdraft check fee is charged for each check paid.  Title insurance commissions decreased $25,000 caused by a decrease in title insurance sales activity. Income from real estate operation increased by $4,000 and other income increased by $5,000.

     Noninterest Expense.  Noninterest expense was $1,618,000 for the quarter ended December 31, 2002, an increase of $308,000, or 23.5%, from $1,310,000 for the quarter ended December 31, 2001.  Employee compensation increased $123,000 as a result of regular annual salary increases for existing personnel, increased health insurance costs and retirement plan expenses offset by the elimination of the $83,000 in ESOP expense for the quarter ended December 31, 2002.

     Occupancy and equipment expense increased $37,000 comprised of increases in depreciation and maintenance expense on the remodeling of the main office and the addition and enhancement of computer equipment.

     Other noninterest expense increased $147,000.  The main components of the increase were:  External and internal auditing expense-$17,000, legal-$28,000 (of which $12,000 were start-up costs for the investment company), postage-$15,000, costs of the implementation of the new ‘overdraft’ procedures-$22,000, customer relations-$7,000, employee travel for education-$7,000 and charitable contributions-$5,000. Amortization expense was $16,000 during the quarter ended December 31, 2002 with no comparable expense during the quarter ended December 31, 2001.

     Net Interest Margin.  Net interest margin increased from 3.20% for the three months ended December 31, 2001 to 3.54% for the three months ended December 31, 2002.  Income from earning assets decreased by $26,000, or 0.6%, between the two quarters while interest expense decreased $422,000, or 18.8%.  The average earning asset base increased by $23.6 million, or 10.6%, which was offset by a $25.0 million, or 12.3%, increase in the average interest-bearing liability base.

Comparison of the Six Months ended December 31, 2002 to the Six Months ended December 31, 2001

     Financial Condition.  Total assets increased $6.8 million during the six months ended December 31, 2002 to $265.0 million. Cash and cash equivalents increased $7.8 million, mortgage-backed certificates increased $2.5 million while net loans decreased $3.7 million. Customer deposits increased $6.2 million.

     Nonperforming assets decreased $0.4 million during the six months to $4.1 million at December 31, 2002.

     Net income.  Net income increased $321,000, or 34.7% from $925,000 for the six months ended December 31, 2001 to $1,246,000 for the six months ended December 31, 2002.  Net interest income, after provision for loan losses, increased $613,000, or 17.6%.  Noninterest income increased $198,000; however, noninterest expense increased $397,000, or 15.0%.  Income taxes increased $93,000.

     Net interest income.  Net interest income increased $670,000 from $3,607,000 for the six months ended December 31, 2001 to $4,277,000 for the six months ended December 31, 2002.  The increase resulted from a $40,000 decrease in interest income combined with a $710,000 decrease in interest expense.

     Interest income.  Total interest income of $8,058,000 for the six months ended December 31, 2002 decreased $40,000 from $8,098,000 for the six months ended December 31, 2001.  Interest income from loans receivable decreased $506,000 attributable to a slightly lower outstanding balance combined with a lower average yield.  Income from other earning assets decreased $105,000 as a lower balance was maintained in those accounts.  Income from investment securities increased $526,000 resulting from a combination of a higher average balance slightly offset by a lower yield on the portfolio.  Interest income on mortgage-backed securities increased $45,000 as the portfolio increased.

     Interest expense.  Interest expense decreased $710,000, or 15.8%, from $4,491,000 for the six months ended December 31, 2001 to $3,781,000 for the six months ended December 31, 2002.  Interest expense on customer deposits decreased $636,000, or 17.8%, attributable to lower rates paid on a higher outstanding balance.  Interest expense on FHLB advances decreased $74,000 resulting from a decrease in the outstanding balance of the advances and a slightly lower rate.

 FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

     Provision for loan losses.  Provision for loan losses was $189,000 for the six months ended December 31, 2002, an increase of $57,000 from $132,000 for the six months ended December 31, 2001.  Actual loan losses, net of recoveries, were $102,000 for the six months ended December 31, 2002 and $69,000 for the six months ended December 31, 2001.

.

     Noninterest income.  Noninterest income rose $198,000, or 29.5%, from $671,000 for the six months  ended December 31, 2001 to $869,000 for the six months ended December 31, 2002.  The increase included a $236,000, or 51.1% increase in service charges and fee income from the ‘overdraft protection’ program which began in October 2002.  Other income also increased $11,000 from loan late payment fees.  These increases were offset by a decrease in title insurance commissions of $50,000.

     Noninterest expense.  Noninterest expense increased $397,000 from $2,656,000 for the six months ended December 31, 2001 to $3,053,000 for the six months ended December 31, 2002.  Compensation and employee benefits increased $141,000.  Annual salary increases, increased group health insurance costs and retirement plan expenses were offset by the elimination of $154,000 in ESOP expenses.

     Occupancy and equipment expense increased $85,000 due to the expenses related to the remodeling of the main office and the addition and enhancement of computer equipment.

     Other noninterest expense increased $169,000.  The primary increases in this category were:  amortization of an intangible-$31,000, legal-$29,000, external and internal auditing and regulatory fees-$25,000, costs of the implementation of the new ‘overdraft’ program-$22,000, office supplies-$13,000, insurance-$11,000 and postage-$11,000.

     Net Interest Margin.  The net interest margin of 3.32% for the six months ended December 31, 2001 increased  to 3.49% for the six months ended December 31, 2002.  Income from earning assets decreased $40,000, or 0.5%, while interest expense decreased $710,000, or 15.8%.  The average earning asset base increased $22.1 million, or 9.9%.  The average interest-bearing liability base increased $23.5 million, or 11.6%.

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

     First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities.  Funds from a Federal Home Loan Bank line of credit can be drawn as an

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

alternative source of funds.  During the period presented, First Home used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals and invest in securities and mortgage-backed certificates.  At December 31, 2002, First Home had approved loan commitments totaling $0.6 million and undisbursed loans in process of $2.0 million.

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

     At December 31, 2002, certificates of deposit amounted to $106.8 million, or 51% of First Home’s total deposits, including $61.2 million of fixed rate certificates scheduled to mature within twelve months.  Historically, First Home has been able to retain a significant amount of its deposits as they mature.  Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and Federal Home Loan Bank advances and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

     The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements.  Tangible capital generally consists of stockholders' equity minus certain intangible assets.  Core capital generally consists of stockholders' equity.  The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations.  The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at December 31, 2002.

		Percent of Adjusted
	Amount	Total Assets
	(Unaudited)
	(Dollars in thousands)

Tangible capital	$22,219	8.5%
Tangible capital requirement	3,923	1.5
Excess	$18,296	7.0%

Core capital	$22,219	8.5%
Core capital requirement	10,462	4.0
Excess	$11,757	4.5%

Risk-based capital	$22,549	13.1%
Risk-based capital requirement	13,818	8.0
Excess	$ 8,731	5.1%

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

                                                                                      First Bancshares, Inc.

Date:  February 14, 2003                                                 By: /s/ Stephen H. Romines

                                                                                              Stephen H. Romines

                                                                                              Chairman, President

                                                                                              CEO

                                                                                        By: /s/ Susan J. Uchtman

                                                                                             Susan J. Uchtman

                                                                                             CFO

#