Form 10QSB
period 2003-03-31
FIRST BANCSHARES INC /MO/
filed 2003-05-16
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_________________________________

FORM 10-QSB

_________________________________

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending           March 31, 2003

                                                    or

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

                                      Yes     X        No

As of May 2, 2003, there were 1,624,305 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-QSB

March 31, 2003

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

SIGNATURES

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                                                                                                       (Unaudited)

	March 31,	June 30,
	2003	2002
	(Dollars in thousands)
ASSETS
Cash and cash equivalents, including interest-bearing accounts of $30,654 at March 31 and $16,336 at June 30	$33,658	$20,461
Certificates of deposit	1,810	1,010
Investment securities available-for-sale, at fair value	19,942	30,593
Investment securities held-to-maturity (estimated fair value $13,542 at March 31 and $1,616 at June 30)	13,750	1,570
Investment in Federal Home Loan Bank stock , at cost	1,901	1,901
Mortgage-backed certificates available-for-sale, at fair value	3,226	2,759
Mortgage-backed certificates held-to-maturity (estimated fair value $2,605 at March 31)	2,586	0
Loans receivable held-for-investment, net (includes reserves for loan losses of $1,007 at March 31 and $881 at June 30)	178,612	188,951
Accrued interest receivable	1,837	1,750
Prepaid expenses	240	90
Property and equipment, less accumulated depreciation and valuation reserves	8,241	8,105
Intangible assets, less accumulated amortization	566	614
Real estate owned	388	399
Prepaid income taxes	0	17
Other assets	20	22
Total assets	$266,777	$258,242
LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits	$209,927	$202,450
Advances from Federal Home Loan Bank	29,367	29,779
Other borrowed funds	-	253
Accrued expenses and accounts payable	884	853
Income taxes payable	443	0
Deferred income taxes	114	144
Total liabilities	240,735	233,479
Commitments and contingencies	-	-
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value; 8,000,000 shares authorized, 2,832,976 and 2,807,276 issued at March 31 and June 30, respectively, 1,632,445 and 1,654,744 outstanding at March 31 and June 30, respectively	28	28
Paid-in capital	17,407	17,229
Retained earnings - substantially restricted	24,632	22,992
Treasury stock - at cost; 1,200,531 and 1,152,532 shares at March 31 and June 30, respectively	(16,229)	(15,614)
Accumulated other comprehensive income	204	128
Total stockholders' equity	26,042	24,763
Total liabilities and stockholders' equity	$266,777	$258,242

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -- - - - -

	(Unaudited)		(Unaudited)
	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2003	2002	2003	2002
	(Dollars in thousands)
Interest Income:
Loans receivable	$3,335	$3,639	$10,522	$11,332
Investment securities	325	129	1,028	307
Mortgage-backed and related securities	47	11	111	29
Other interest-earning assets	65	133	169	342
Total interest income	3,772	3,912	11,830	12,010

Interest Expense:
Customer deposits	1,294	1,735	4,223	5,300
Borrowed funds	410	444	1,262	1,370
Total interest expense	1,704	2,179	5,485	6,670
Net interest income	2,068	1,733	6,345	5,340

Provision for loan losses	75	91	265	223
Net interest income after
provisions for losses	1,993	1,642	6,080	5,117

Noninterest Income:
Service charges and other fee income	430	228	1,128	690
Income from real estate operations	25	16	79	71
Insurance commissions	31	46	89	154
Gain on investments	-	-	8	-
Gain (loss) on sale of property and equipment and real estate owned	(26)	2	(7)	27
Other	31	22	63	43
Total noninterest income	491	314	1,360	985

Noninterest Expense:
Compensation and employee benefits	892	854	2,653	2,474
Occupancy and equipment	254	202	724	586
Deposit insurance premiums	10	8	26	23
Advertising and promotion	47	25	127	93
Other	392	323	1,117	892
Total noninterest expense	1,595	1,412	4,647	4,068

Income before taxes	889	544	2,793	2,034
Income Taxes	302	202	960	767

Net income	$587	$342	$1,833	$1,267

Earnings per share - basic	.36	.20	1.12	.73
Earnings per share - diluted	.35	.19	1.10	.71
Dividends per share	.04	.04	.12	.12

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Nine months ended March 31, 2003 and 2002

                                                                                                                  (Unaudited)

	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,833	$1,267
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	440	364
Amortization	48	5
Premium amortization	114	-
Gain on sale of investments	(8)	-
Gain on sale of property and equipment	-	(27)
Loss on sale of real estate owned	7	5
Loss on loans, net of recoveries	265	223
Release of ESOP shares	-	272
Net change in operating accounts:
Accrued interest receivable and other assets	(227)	(244)
Deferred loan costs	22	23
Income taxes payable - current	460	257
Deferred income tax payable	(76)	32
Accrued expenses	31	(64)
Net cash from operating activities	2,909	2,113

Cash flows from investing activities:
Purchase of investment securities held-to-maturity	(16,205)	(440)
Purchase of investment securities available-for-sale	(1,358)	(8,741)
Proceeds from maturities of investment securities
available-for-sale	12,150	500
Proceeds from maturities of investment securities
held-to-maturity	3,979	37
Net change in certificates of deposit	(800)	399
Net change in loans receivable	9,552	3,001
Purchase of mortgage-backed certificates	(4,885)	(1,533)
Proceeds from maturities of mortgage-backed
certificates	1,753	125
Purchases of property and equipment	(576)	(1,050)
Proceeds from sale of property and equipment	-	55
Proceeds, net of expenses, from sale of real estate owned	496	151
Net cash from/(used in) investing activities	4,106	(7,496)

See accompanying notes to Consolidated Financial Statements.

        FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Nine months ended March 31, 2003 and 2002

                                                                                                                             (Unaudited)

	2003	2002
	(Dollars in thousands)
Cash flows from financing activities:
Net change in demand deposits, savings accounts,
and certificates of deposit	$7,477	$36,547
Proceeds from borrowed funds	320	-
Payments on borrowed funds	(985)	(1,016)
Proceeds from sale of common stock	178	204
Purchase of treasury stock	(615)	(2,223)
Cash dividends paid	(193)	(208)
Net cash from financing activities	6,182	33,304

Net increase in cash and cash equivalents	13,197	27,921

Cash and cash equivalents -
beginning of period	20,461	14,350
Cash and cash equivalents -
end of period	$33,658	$42,271

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)		(Unaudited)
	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2003	2002	2003	2002
	(Dollars in thousands)

Net income	$ 587	$ 342	$ 1,833	$ 1,267

Unrealized gains/(losses) on securities:
Gains/(losses) arising during period, net of tax	(42)	(52)	81	(99)
Reclassification adjustment, net of tax	-	-	(5)	-

Other comprehensive income/(loss)	(42)	(52)	76	(99)

Comprehensive income	$545	$ 290	$ 1,909	$ 1,168

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - Basis of Presentation

The consolidated interim financial statements as of March 31, 2003 included in this report have been prepared by the Registrant without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 2003 interim financial statements.  The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.  The June 30, 2002 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

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

	Weighted Average Number	Dilutive Shares
	of Common Shares	Issuable
Quarter ended March 31, 2003	1,635,119	37,644
Quarter ended March 31, 2002	1,710,452	54,459

Nine months ended March 31, 2003	1,636,789	35,314
Nine months ended March 31, 2002	1,742,030	52,066

NOTE C – Employee Benefit Plans

During the current quarter, the Company amended its Employee Stock Ownership Plan (ESOP) and changed its name to First Home Savings Bank Employee Stock Ownership and 401(k) Plan.  The amended Plan covers all employees that are age 21 or older and have completed six months of service.  The plan allows for discretionary contributions of Company stock.

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

A summary of the Company’s stock option activity, and related information follows:

Nine Months Ended

      Nine Months Ended

March 31, 2003

March 31, 2002

Weighted

Weighted

Average

Average

Exercise

Exercise

Options

Price

Options

Price

Outstanding –

  beginning of period

89,760

$

5.55

131,830

$

5.45

Granted

-

                -

               -

-

Exercised

(25,700)

5.02

(39,270)

5.25

Forfeited

-

-

-

-

Outstanding –

  end of period

64,060

5.76

92,560

5.54

Exercisable at end

  of period

58,060

5.34

84,560

5.13

Exercise prices for options outstanding as of March 31, 2003 ranged from $5.00 to $9.88.  The weighted-average remaining contractual life of those options is 1.55 years.

NOTE D - Treasury Stock

First Bancshares, Inc. has completed nine separate stock repurchase programs between March 9, 1994 and March 11, 2002. During those nine programs, a total of 1,076,664 shares of stock were acquired at a combined cost of $14.5 million. On January 30, 2002, a tenth repurchase program of 171,012 shares was initiated. As of May 2, 2003, 134,082 shares had been repurchased at a cost of $1.9 million. Treasury stock is shown at cost for financial statement presentation.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE E - Accounting Changes

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

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.”  This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The provisions of this Statement are effective for financial statements of fiscal years ending after December 15, 2002.  Interim disclosures are required for reports containing condensed financial statements for the periods beginning after December 15, 2002.  The Company has elected to continue using the APB Opinion 25 intrinsic value method of accounting for stock-based employee compensation.  All required disclosures have been made by the Company.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Insturments and Hedging Activities.”  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133.  This Statement is effective for contracts entered into or modified after June 30, 2003.  Management does not believe the adoption of the Statement will have a material impact on the consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This Interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,”  addresses consolidation by business enterprises of variable interest entities.  Interpretation No. 46 amends ARB No. 51 and establishes standards for determining under what circumstances a so-called variable interest entity should be consolidated with its primary beneficiary, including those to which the usual condition for consolidation does not apply.  This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  Management does not believe the adoption of the Interpretation will have a material impact on the consolidated financial statements.

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 2002, as well as certain material changes in results of operations during the nine month periods ended March 31, 2003 and 2002.

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

Comparison of the Three Months ended  March 31, 2003 to the Three Months Ended

       March  31, 2002

     Financial Condition. Total assets increased $1.7 million during the quarter to $266.8 million at March 31, 2003.  Cash and cash equivalents and certificates of deposit increased $6.4 million and investment securities increased $1.4 million while net loans decreased $6.6 million.  Customer deposits increased $1.3 million.

     Nonperforming assets increased slightly to $4.4 million, or 1.6% of total assets at March 31, 2003 compared to $4.1 million, or 1.6% of total assets at December 31, 2002.

     Net Income.  Net income increased $245,000, or 71.6% from $342,000 for the quarter ended March 31, 2002 to $587,000 for the quarter ended March 31, 2003.  Net interest income after provision for loan losses increased $351,000.  Noninterest income increased by $177,000 while noninterest expense increased by $183,000.  Income tax expense increased $100,000.

     Net Interest Income.  Net interest income was $2,068,000 for the quarter ended March 31, 2003, an increase of $335,000 from $1,733,000 for the quarter ended March 31, 2002.  Interest income decreased $140,000 while interest expense decreased $475,000.

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

     Interest Income.  Interest income decreased $140,000, or 3.6%, from $3,912,000 for the quarter ended March 31, 2002 to $3,772,000 for the quarter ended March 31, 2003.  Interest income from loans receivable decreased $304,000 from $3,639,000 for the quarter ended March 31, 2002 to $3,335,000 for the quarter ended March 31, 2003.  The decrease was attributable to a decrease in the average yield from 7.69% for the quarter ended March 31, 2002 to 7.31% for the quarter ended March 31, 2003 and by a slight decrease in average loans outstanding.

     Interest income from investment securities was $325,000 for the quarter ended March 31, 2003 compared to $129,000 for the quarter ended March 31, 2002.  A higher balance in outstanding securities, somewhat offset by a decrease in the average rate earned from 5.09% for the quarter ended March 31, 2002 to 3.66% for the quarter ended March 31, 2003, created the increase.  Income from mortgage-backed securities increased $36,000 as additional securities were purchased.  However, the rate earned on these securities decreased from 5.22% for the quarter ended March 31, 2002 to 3.37% for the quarter ended March 31, 2003.  Income from other interest-earning assets decreased $68,000.  A lower balance was maintained in these accounts.

     Interest Expense.  Interest expense was $1,704,000 for the quarter ended March 31, 2003, a $475,000, or 21.8%, decrease from $2,179,000 for the quarter ended March 31, 2002.  Interest expense on customer deposits decreased $441,000.  While the average outstanding balance in deposits increased, the average rates paid on those deposits decreased from 3.66% for the quarter ended March 31, 2002 to 2.53% for the quarter ended March 31, 2003.  A slightly lower balance in FHLB advances further reduced interest expense by $34,000.

     Provision for Loan Losses.  Loan loss provisions decreased $16,000 from $91,000 for the quarter ended March 31, 2002 to $75,000 for the quarter ended March 31, 2003.  Actual loan losses, net of recoveries, were $36,000 for the quarter ended March 31, 2003 compared to $96,000 for the quarter ended March 31, 2002.

     Noninterest Income.  Noninterest income increased $177,000, or 56.4% from $314,000 for the quarter ended March 31, 2002 to $491,000 for the quarter ended March 31, 2003.  Service charges and other fee income continued to increase by $202,000 largely due to the ‘overdraft protection’ program that automatically pays overdraft checks up to a certain amount for customers with good credit history with the bank.  The normal overdraft check fee is charged for each check paid.  Title insurance commissions decreased $15,000 caused by a decrease in title insurance sales activity. Income from real estate operations increased $9,000 and other income increased $9,000 from loans fees and brokerage income.

     Gain/(loss) on sale of property and equipment and real estate owned changed from a gain of $2,000 for the quarter ended March 31, 2002 to a loss of $26,000 for the quarter ended March 31, 2003.  This was the result of a loss on the sale of a foreclosed property.

     Noninterest Expense.  Noninterest expense was $1,595,000 for the quarter ended March 31, 2003, an increase of $183,000, or 13.0%, from $1,412,000 for the quarter ended March 31, 2002.  Employee compensation increased $38,000 as a result of regular annual salary increases for existing personnel, increased health insurance costs and retirement plan expenses offset by the elimination of the $89,000 in ESOP expense for the quarter ended March 31, 2002.

     Occupancy and equipment expense increased $52,000 comprised of increases in depreciation and maintenance expense on the remodeling of the main office and the addition and enhancement of computer equipment.

     Advertising and promotion increased $22,000 as a result of increased newpaper advertising.

     Other noninterest expense increased $69,000.  The main components of the increase were:  External and internal auditing expense-$8,000, postage-$7,000, costs of the implementation of the new ‘overdraft’ procedures-$10,000, loss on checking accounts (not related to the ‘overdraft protection’ program) of $26,000 and $14,000 in fraudulent check losses.

     Net Interest Margin.  Net interest margin increased from 2.90% for the three months ended March 31, 2002 to 3.27% for the three months ended March 31, 2003.  Income from earning assets decreased $140,000, or 3.6%, between the two quarters while interest expense decreased $475,000, or 21.8%.  The average earning asset base increased $14.1 million, or 5.9%, which was offset by a $12.7 million, or 5.8%, increase in the average interest-bearing liability base.

Comparison of the Nine Months ended March 31, 2003 to the Nine Months ended March 31, 2002

     Financial Condition.  Total assets increased $8.6 million during the nine months ended March 31, 2003 to $266.8 million. Cash and cash equivalents increased $13.2 million, investment securities increased $1.5 million, mortgage-backed certificates increased $3.1 million while net loans decreased $10.3 million. Customer deposits increased $7.4 million.

     Nonperforming assets remained basically constant at $4.4 million at March 31, 2003.

     Net income.  Net income increased $566,000, or 44.7% from $1,267,000 for the nine months ended March 31, 2002 to $1,833,000 for the nine months ended March 31, 2003.  Net interest income, after provision for loan losses, increased $963,000, or 18.8%.  Noninterest income increased $375,000; however, noninterest expense increased $579,000, or 14.2%.  Income taxes increased $193,000.

     Net interest income.  Net interest income increased $1,005,000 from $5,340,000 for the nine months ended March 31, 2002 to $6,345,000 for the nine months ended March 31, 2003.  The increase resulted from a $1,185,000 decrease in interest expense offset by a $180,000 decrease in interest income.

     Interest income.  Total interest income of $11,830,000 for the nine months ended March 31, 2003 decreased $180,000 from $12,010,000 for the nine months ended March 31, 2002.  Interest income from loans receivable decreased $810,000 attributable to a slightly lower outstanding balance combined with a lower average yield.  Income from other earning assets decreased $173,000 as a lower balance was maintained in those accounts.  Income from investment securities increased $721,000 resulting from a combination of a higher average balance slightly offset by a lower yield on the portfolio.  Interest income on mortgage-backed securities increased $82,000 as the portfolio increased.

     Interest expense.  Interest expense decreased $1,185,000, or 17.8%, from $6,670,000 for the nine months ended March 31, 2002 to $5,485,000 for the nine months ended March 31, 2003.  Interest expense on customer deposits decreased $1,077,000, or 20.3%, attributable to lower rates paid on a higher outstanding balance.  Interest expense on FHLB advances decreased $108,000 resulting from a decrease in the outstanding balance of the advances and a slightly lower rate.

 FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

     Provision for loan losses.  Provision for loan losses was $265,000 for the nine months ended March 31, 2003, an increase of $42,000 from $223,000 for the nine months ended March 31, 2002.  Actual loan losses, net of recoveries, were $138,000 for the nine months ended March 31, 2003 and $165,000 for the nine months ended March 31, 2002.

.

     Noninterest income.  Noninterest income rose $375,000, or 38.1%, from $985,000 for the nine months  ended March 31, 2002 to $1,360,000 for the nine months ended March 31, 2003.  The increase included a $438,000, or 63.5% increase in service charges and fee income from the ‘overdraft protection’ program which began in October 2002.  Other income also increased $20,000 from loan fees and brokerage income.  These increases were offset by a decrease in title insurance commissions of $65,000.

     Noninterest expense.  Noninterest expense increased $579,000 from $4,068,000 for the nine months ended March 31, 2002 to $4,647,000 for the nine months ended March 31, 2003.  Compensation and employee benefits increased $179,000.  Annual salary increases, increased group health insurance costs and retirement plan expenses were offset by the elimination of $244,000 in ESOP expenses.

     Occupancy and equipment expense increased $138,000 due to the expenses related to the remodeling of the main office and the addition and enhancement of computer equipment.

     Advertising and promotion increased $34,000 due to increased newspaper advertising and promotion of the overdraft protection program.

     Other noninterest expense increased $225,000.  The primary increases in this category were:  loss on checking and fraudulent checks - $40,000, external and internal auditing and regulatory fees-$35,000, costs of the implementation of the new ‘overdraft’ program-$32,000, legal-$32,000, amortization of an intangible-$28,000, postage-$18,000, insurance-$17,000 and office supplies-$14,000.

     Net Interest Margin.  The net interest margin of 3.17% for the nine months ended March 31, 2002 increased to 3.41% for the nine months ended March 31, 2003.  Income from earning assets decreased $180,000, or 1.5%, while interest expense decreased $1,185,000, or 17.8%.  The average earning asset base increased $23.4 million, or 10.4%.  The average interest-bearing liability base increased $23.9 million, or 11.6%.

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

     First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities.  Funds from a Federal Home Loan Bank line of credit can be drawn as an

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

alternative source of funds.  During the period presented, First Home used its sources of funds primarily to fund loan commitments, pay maturing savings certificates and deposit withdrawals and invest in securities and mortgage-backed certificates.  At March 31, 2003, First Home had approved loan commitments totaling $0.9 million and undisbursed loans in process of $2.3 million.

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

     Normal daily operating expenses are expected to remain steady.  Noninterest expense as a percentage of average assets at 2.4% is expected to remain basically constant. Interest expense is expected to basically remain steady to decreasing slightly.  While the deposit base is expected to remain constant or increase somewhat and the average interest rates paid on new and renewed accounts is expected to decrease.  The balance in outstanding loans is expected to decrease slightly combined with a decrease in the rates earned on new and  existing adjustable rate loans.

     At March 31, 2003, certificates of deposit amounted to $109.4 million, or 52% of First Home’s total deposits, including $46.9 million of fixed rate certificates scheduled to mature within twelve months.  Historically, First Home has been able to retain a significant amount of its deposits as they mature.  Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and Federal Home Loan Bank advances and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

     The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements.  Tangible capital generally consists of stockholders' equity minus certain intangible assets.  Core capital generally consists of stockholders' equity.  The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations.  The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at March 31, 2003.

		Percent of Adjusted
	Amount	Total Assets
	(Unaudited)
	(Dollars in thousands)

Tangible capital	$21,342	8.1%
Tangible capital requirement	3,940	1.5
Excess	$17,402	6.6%

Core capital	$21,342	8.1%
Core capital requirement	10,574	4.0
Excess	$10,768	4.1%

Risk-based capital	$21,672	12.9%
Risk-based capital requirement	13,444	8.0
Excess	$ 8,228	4.9%

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

                                                                                      First Bancshares, Inc.

Date:  May 14, 2003                                                 By: /s/ Stephen H. Romines

                                                                                              Stephen H. Romines

                                                                                              Chairman, President

                                                                                              CEO

                                                                                        By: /s/ Susan J. Uchtman

                                                                                             Susan J. Uchtman

                                                                                             CFO

#