Form 10QSB/A
period 2003-03-31
FIRST BANCSHARES INC /MO/
filed 2003-05-29
CIK 912967

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

                                                                                             CFO

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

OF FIRST BANCSHARES, INC.

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-QSB, that:

1.

the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

2.

the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

Date: May 29, 2003

/s/ Stephen H. Romines

Stephen H. Romines

Chairman, President and Chief Executive Officer

#

CERTIFICATION OF CHIEF FINANCIAL OFFICER

OF FIRST BANCSHARES, INC.

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-QSB, that:

1.

the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

2.

the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

Date: May 29, 2003

/s/ Susan J. Uchtman

Susan J. Uchtman

Chief Financial Officer

#