Form 10KSB
period 2003-06-30
FIRST BANCSHARES INC /MO/
filed 2003-09-30
CIK 912967

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003 OR

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  x  NO

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.  /  /

The registrant's revenues for the fiscal year ended June 30, 2003 were $17,073,000.

As of September 26, 2003, registrant had outstanding 1,642,177 shares of Common Stock.  The registrant's voting stock is traded over-the-counter and is listed on the Nasdaq Stock Market ("Nasdaq/NMS") under the symbol "FBSI."  The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the Nasdaq/NMS on September 26, 2003, was $27,000,000. For purposes of this calculation, officers and directors of the registrant and the Employee Stock Ownership Plan are considered affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2003. (Parts I and II)

2.  Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders. (Part III)

Transitional Small Business Disclosure Format (check one)

Yes     No  X

PART I

Item 1.  Business

General

First Bancshares, Inc. ("First Bancshares" or the "Company"), a Missouri corporation, was incorporated on September 30, 1993 for the purpose of becoming the holding company for First Home Savings Bank ("First Home" or the "Savings Bank") upon the Savings Bank's conversion from a state-chartered mutual to a state-chartered stock savings and loan association ("Conversion").  The Conversion was completed on December 22, 1993.  At June 30, 2003, the Company had consolidated total assets of $268.6 million, total customer deposits of $211.7 million and stockholders' equity of $26.4 million.  While the Company owns a title insurance agency through a subsidiary and some rental real estate, it is not engaged in any significant activity other than holding the stock of First Home.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Savings Bank.

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

The Savings Bank provides its customers with a full array of community banking services. The Savings Bank is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with other funding sources, to invest in one-to-four family residential mortgage loans along with multi-family residential, consumer, and commercial mortgage loans, including home equity loans, for its loan portfolio, as well as mortgage-backed and U.S. Government and agency securities and other assets.  At June 30, 2003, the Savings Bank's net loans were $176.7 million, or 65.8% of consolidated total assets, including $103.8 million, or 57.64% of total loans, for one-to-four family properties, $55.7 million, or 30.96% of total loans, for other real estate and $20.5 million of consumer and commercial business loans, or 11.4% of total loans.  Adjustable rate mortgage (“ARM”) loans account for approximately 98% of loans secured by real estate and 87% of the total loan portfolio.  See “-Lending Activities” herein.

Market Area

The Savings Bank is headquartered in the town of Mountain Grove, in Wright County, Missouri.  Wright County has a population of approximately 17,000 and its economy is highly diversified, with an emphasis on the beef and dairy industry. The Savings Bank's market area is predominantly rural in nature and its deposit taking and lending activities primarily encompass Wright, Webster, Douglas, Christian, Ozark, Stone and Taney counties. Companies in the area include Hutchens Steel, Arlee Home Fashions, Copeland Corporation, Dairy Farmers of America, WoodPro Cabinetry and Fordick Corporation.  The Savings Bank also transacts a significant amount of business in Texas and Greene counties, Missouri.  The area, especially Ozark County because of its proximity to Norfolk and Bull Shoals lakes, has experienced a rather slow but steady growth from retirees.  Economic conditions in the Savings Bank's market area have been stable.

Selected Consolidated Financial Information

This information is incorporated by reference to pages 4 and 5 of the 2003 Annual Report to Stockholders ("Annual Report") attached hereto as Exhibit 13.

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

	Years Ended June 30,
	2003			2002			2001
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance(2)	Dividends	Cost	Balance(2)	Dividends	Cost	Balance(2)	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$ 184,052	$ 13,751	7.47%	$ 190,119	$ 14,920	7.85%	$ 183,714	$ 15,340	8.35%
Mortgage-backed securities	5,860	152	2.59	684	50	7.31	410	28	6.83
Investment securities	36,003	1,363	3.79	11,498	548	4.77	7,543	440	5.83
Daily interest-bearing deposits	23,038	220	0.95	26,549	437	1.65	7,582	280	3.69
Federal funds sold	-	-	-	-	-	-	125	8	6.40
Total interest-earning assets	248,953	15,486	6.22	228,850	15,955	6.97	199,374	16,096	8.07
Non-interest earning assets
Office properties and equipment, net	6,006			5,374			4,487
Real estate, net	2,522			2,587			2,463
Other non-interest earning assets	6,962			5,868			5,462
Total assets	$264,443			$242,679			$211,786

Interest-bearing liabilities:
Passbook accounts	$ 15,032	215	1.43	$ 12,318	341	2.77	$ 10,607	322	3.04
NOW and Super Saver accounts	77,646	1,268	1.63	64,126	1,734	2.70	43,904	1,279	2.91
Certificates of deposit	107,051	3,941	3.68	101,851	4,854	4.77	94,623	5,655	5.98
Total deposits	199,729	5,424	2.72	178,295	6,929	3.89	149,134	7,256	4.87
Other interest-bearing liabilities	29,712	1,674	5.63	31,413	1,800	5.73	30,155	1,872	6.21
Total interest-bearing liabilities	229,441	7,098	3.09	209,708	8,729	4.16	179,289	9,128	5.09
Non-interest bearing liabilities:
Other liabilities	9,159			7,830			7,555
Total liabilities	238,600			217,538			186,844
Stockholders' equity	25,843			25,141			24,942
Total liabilities and
stockholders' equity	$264,443			$242,679			$211,786
Net interest income		$ 8,388			$ 7,226			$ 6,968
Interest rate spread			3.13%			2.81%			2.98%
Net interest margin			3.37%			3.16%			3.49%
Ratio of average interest-earning
assets to average interest-
bearing liabilities	109%			109%			111%

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

	At June 30,	Years Ended June 30,
	2003	2003	2002	2001
Weighted average yield on loan portfolio	7.27%	7.47%	7.85%	8.35
Weighted average yield on mortgage-backed
securities	3.26	2.59	7.31	6.83
Weighted average yield on investment securities	3.17	3.79	4.77	5.83
Weighted average yield on interest-bearing deposits	0.91	0.95	1.65	3.69
Weighted average yield on federal funds sold	-	-	-	6.40
Weighted average yield on all interest-earning assets	6.01	6.22	6.97	8.07
Weighted average rate paid on total deposits	2.29	2.72	3.89	4.87
Weighted average rate paid on FHLB advances	5.56	5.63	5.73	6.21
Weighted average rate paid on all interest
-bearing liabilities	2.71	3.09	4.16	5.09
Interest rate spread (spread between weighted
average rate on all interest-earning assets
and all interest-bearing liabilities)	3.30	3.13	2.81	2.98
Net interest margin (net interest income
(expense) as a percentage of average
interest-earning assets)	N/A	3.37	3.16	3.49

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

	Years Ended June 30,			Years Ended June 30,
	2003 Compared to 2002			2002 Compared to 2001
	Increase/(Decrease)			Increase/(Decrease)
	Due to			Due to

	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans (1)	$ (468)	$ (701)	$(1,169)	$ 579	$ (999)	$ (420)
Mortgage-backed securities	111	(9)	102	20	2	22
Investment securities	902	(87)	815	166	(58)	108
Daily interest-earning deposits	(52)	(165)	(217)	202	(45)	157
Federal funds sold	-	-	-	(4)	(4)	(8)
Total net change in income on
interest-earnings assets	493	(962)	(469)	963	(1,104)	(141)

Interest-bearing liabilities:
Interest-bearing deposits	1,000	(2,505)	(1,505)	11,189	(11,516)	(327)
FHLB advances	(98)	(28)	(126)	85	(157)	(72)
Total net change in expense on
Interest-bearing deposits	902	(2,533)	(1,631)	11,274	(11,672)	(399)
Net increase/(decrease) in net interest income	$ (409)	$ 1,571	$ 1,162	$ (10,311)	$10,568	$ 258

 (1)  Includes interest on loans 90 days or more past due not on nonaccrual status.

Interest Rate Sensitivity of Net Portfolio Value

In order to encourage institutions to reduce interest rate risk, the Office of Thrift Supervision (“OTS”) adopted a rule incorporating an interest rate risk component into the risk-based capital rules.  Using data compiled by the OTS, the Savings Bank receives a report that measures interest rate risk by modeling the change in net portfolio value over a variety of interest rate scenarios.  The OTS developed this procedure for measuring interest rate risk to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period).  Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance-sheet contracts.  The calculation is intended to illustrate the change in net portfolio value that will occur upon an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement.  Under OTS regulations, an institution with a greater than “normal” level of interest rate risk takes a deduction from total capital for purposes of calculating its risk-based capital.  The OTS, however, has delayed the implementation of this regulation.  An institution with a “normal” level of interest rate risk is defined as one whose “measured interest rate risk” is less than 2.0%.  Based on the Savings Bank’s regulatory capital ratios at June 30, 2003, the Savings Bank believes that, if the proposed regulation had been implemented at that date, the Savings Bank’s level of interest rate risk would not have caused it to be treated as an institution with greater than “normal” interest rate risk.

The following table illustrates the change in net portfolio value at June 30, 2003, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps which management might take to counter the effect of that interest rate movement.

					Net Portfolio as % of
		Net Portfolio Value			Portfolio Value of Assets
Basis Point ("bp")		Dollar	Dollar	Percent	Net Portfolio
Change in Rates		Amount	Change(1)	Change	Value Ratio(2)	Change(3)
		(Dollars in thousands)
300	bp	$ 29,696	$ 1,375	5%	10.86%	64	bp
200		29,791	1,469	5	10.83	61
100		29,436	1,114	4	10.65	43
-		28,322	-		10.22	-
(100)		26,613	(1,708)	(6)	9.58	(64)

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

The above table illustrates, for example, that at June 30, 2003 an instantaneous 200 basis point increase in market interest rates would increase the Savings Bank’s net portfolio value by approximately $1.5 million, or 5%, and an instantaneous 100 basis point decrease in market interest rates would decrease the Savings Bank’s net portfolio value by $1.7 million, or 6%.

The following summarizes key exposure measures for the dates indicated.  They measure the change in net portfolio value ratio for a 200 basis point adverse change in interest rates.

	June 30,	March 31	June 30,
	2003	2003	2002
Pre-shock net portfolio
value ratio	10.22%	10.60%	11.69%
Post-shock net portfolio
value ratio	9.58%	9.91%	11.17%
Decline in net portfolio
value ratio	64 bp	69 bp	52 bp

The calculated risk exposure measures indicate the Savings Bank’s interest rate risk at June 30, 2003 has decreased from the previous year end, in that the “shock” increase in market rates would have a relatively small negative effect on net portfolio value.

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

Lending Activities

General.  The principal lending activity of the Savings Bank is the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing one-to-four family owner occupied homes within its primary market area.  In an attempt to diversify its lending portfolio, however, the Savings Bank also originates nonresidential real estate loans, consumer loans, mobile home loans, home improvement loans, commercial loans, business loans, student loans and loans secured by savings accounts.  The ratios of residential and commercial real estate loans to total loans has shifted gradually in recent years as a result of market conditions in the Savings Bank’s lending area and the hiring of seasoned loan officers experienced in commercial or agricultural lending.  The commercial and agricultural loans have been underwritten using the Savings Bank’s historically cautious approach to collateral values.  Additionally, the Savings Bank has extensively used the Small Business Administration’s (“SBA”) guaranteed programs since September 2000.

In addition to loans within the Savings Bank’s primary market area, the Savings Bank also has originated 10 one-to-four family home loans and 12 commercial real estate loans in Arkansas, California, Kansas, Nebraska and Oregon.  The aggregate balance of these 22 loans at June 30, 2003 was $5.6 million.  These loans were performing according to the scheduled terms at June 30, 2003.

At June 30, 2003 the Savings Bank’s net loans receivable totaled approximately $176.7 million representing approximately 65.8% of consolidated total assets.  Since 1973, the Savings Bank has primarily originated ARM loan products.  At June 30, 2003, ARM loans accounted for $157.0 million or 87.22% of the total loan portfolio and 98.44% of loans secured by real estate.  The Savings Bank focuses on serving the needs of its local community and strongly believes in a lending philosophy that emphasizes individual customer service and flexibility in meeting the needs of its customers.

Loan Portfolio Analysis.  The following table sets forth the composition of the Savings Bank’s loan portfolio by type of loan and type of security as of the dates indicated.  Construction loans are included in residential and commercial loans.  Because of the nature and amount of its construction loans, the Savings Bank does not separately account for these types of loans.

	At June 30,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Residential	$ 103,751	57.64%	$ 114,092	59.14%	$ 123,758	64.00%	$ 118,929	66.44%	$ 113,075	72.14%
Commercial or industrial real estate	41,158	22.87	41,179	21.34	30,839	15.95	28,575	15.96	15,850	10.11
Land	9,892	5.50	11,264	5.84	12,526	6.48	9,029	5.04	8,407	5.36
Second mortgage loans	4,679	2.60	5,195	2.69	5,076	2.62	5,082	2.84	4,991	3.18
Total mortgage loans	159,480	88.61	171,730	89.01	172,199	89.05	161,615	90.29	142,323	90.80

Other Loans:
Automobile loans	5,972	3.32	6,860	3.56	7,772	4.02	6,517	3.64	5,270	3.36
Savings account loans	1,813	1.01	1,733	0.90	1,685	0.87	1,646	0.92	1,944	1.24
Mobile home loans	1,742	0.97	1,543	0.80	1,302	0.67	1,319	0.74	1,346	0.86
Other consumer	1,805	1.00	1,553	0.80	2,080	1.08	2,317	1.29	1,552	0.99
Commercial business	9,172	5.09	9,506	4.93	8,344	4.31	5,582	3.12	4,314	2.75
Total other loans	20,504	11.39	21,195	10.99	21,183	10.95	17,381	9.71	14,426	9.20
Total loans	179,984	100.00%	192,925	100.00%	193,382	100.00%	178,996	100.00%	156,749	100.00%
Add:
Unamortized deferred loan costs,
net of origination fees	240		265		288		267		217
Less:
Undisbursed loans in process	2,373		3,358		2,622		3,797		2,810
Allowance for possible loan
losses	1,131		881		696		597		540
Total loans receivable, net	$176,720		$188,951		$190,352		$174,869		$153,616

	At June 30,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Security:
Residential real estate
Second mortgage loans	$ 2,758	1.53%	$ 3,055	1.58%	$ 3,233	1.67%	$ 3,366	1.88%	$ 3,746	2.39%
One-to-four family	102,638	57.03	114,178	59.18	123,758	64.00	118,929	66.44	113,075	72.14
Multi-family	1,741	0.97	1,969	1.02	1,797	0.93	1,774	0.99	1,535	0.98
Commercial or industrial real
estate	42,213	23.45	41,397	21.46	30,734	15.89	28,381	15.86	15,437	9.86
Land	9,660	5.37	11,148	5.78	12,677	6.56	9,165	5.12	8,530	5.44
Commercial or industrial
assets	9,063	5.04	9,528	4.94	8,344	4.31	5,582	3.12	4,314	2.75
Automobile	5,478	3.04	6,810	3.53	7,772	4.02	6,517	3.64	5,270	3.36
Savings accounts	1,408	0.78	1,523	0.79	1,685	0.87	1,646	0.92	1,944	1.23
Mobile homes	1,564	0.87	1,518	0.79	1,302	0.67	1,319	0.74	1,346	0.86
Other consumer	3,461	1.92	1,799	0.93	2,080	1.08	2,317	1.29	1,552	0.99
Total	179,984	100.00%	192,925	100.00%	193,382	100.00%	178,996	100.00%	156,749	100.00%
Add:
Unamortized deferred loan costs,
net of origination fees	240		265		288		267		217
Less:
Undisbursed loans in process:
Nonconstruction loans	165		1,360		937		652		932

Construction loans	2,208		1,998		1,685		3,145		1,878
Allowance for possible loan
losses	1,131		881		696		597		540
Total loans receivable, net	$176,720		$188,951		$190,352		$174,869		$153,616

One-to-Four Family Residential Loans. The primary lending activity of the Savings Bank has been the origination of mortgage loans to enable borrowers to purchase existing homes, to construct new one-to-four family homes or refinance existing debt on their homes.  Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses at a minimum.  At June 30, 2003, approximately $102.6 million, or 57.03% of the Savings Bank's gross loan portfolio, consisted of loans secured by one-to-four family residential real estate.  The Savings Bank presently originates ARM loans secured by one-to-four family properties with loan terms of 10 to 30 years.  Since 1973, the Savings Bank has originated almost exclusively ARM loan products. Initially, ARM loans were indexed to the Savings Bank's cost of funds.  In 1979, the Savings Bank discontinued the use of the indexed ARM loans and changed to its current policy of non-indexed ARMs, which generally allows, but does not require, the Savings Bank to adjust the interest rate once a year, up or down, not to exceed 1% per year.  Loans of this nature originated after 1988 generally are limited to a 6% maximum increase over the life of the loan.

The Savings Bank does not charge points on ARM loans and it does not charge appraisal fees.  It quotes an interest rate, or base rate, with no points and gives the borrower the option, if desired, to pay a 1% fee, but obtain the loan at 1% below the Savings Bank's base rate for the first year of the loan.  Construction loan borrowers can pay a 2% fee and receive a 2% reduction in the initial interest rate for the first year of the loan.  There is a $135 origination fee for purchase or refinanced loans and a $500 origination fee for construction loans.  The Savings Bank funds most of its loan commitments in a relatively short period of time.  If a commitment expires, the Savings Bank will generally renew the commitment upon request.

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

The Savings Bank's lending policies generally limit the maximum loan-to-value ratio on adjustable rate residential mortgage loans to 85% of the lesser of the appraised value or purchase price of the underlying residential property.  The Savings Bank requires title insurance or an abstract extension and attorney's opinion, fire and casualty coverage and a flood zone determination on all mortgage loans originated or purchased.  All of the Savings Bank's real estate loans contain "due on sale" clauses.  The Savings Bank’s personnel prepare all property evaluations at no expense to the borrower unless the property is outside its normal lending territory or the loan exceeds $250,000, in which event, independent appraisers are utilized.  At June 30, 2003 the maximum loan-to-value ratio on loans to local borrowers was generally 85%.

At June 30, 2003, the Savings Bank had $5.4 million in interim construction loans in its portfolio with maximum loan to value ratios of 80% to 85%.  Typically, the Savings Bank limits its construction lending to individuals who are building their primary residences.  Construction financing generally is considered to involve a higher degree of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, the borrower may be required to fund the cost overruns.  The Savings Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Savings Bank’s market area and by limiting the aggregate amount of outstanding construction loans.  At June 30, 2003, speculative construction loans amounted to $282,000, or .16% of the total loan portfolio and custom construction loans amounted to $5.1 million, or 2.84% of the total loan portfolio.  All of these loans automatically convert into permanent residential real estate loans.

Multi-Family Residential Loans.  At June 30, 2003, approximately $1.7 million, or 0.97% of the Savings Bank's gross loan portfolio consisted of 10 loans secured by multi-family residential real estate.  Multi-family real estate loans are generally originated at 80% of the appraised value of the property or selling price, whichever is less, and carry adjustable rate mortgages with the principal amortized over 10 to 30 years.  Loans secured by multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential loans.  In addition, multi-family real estate loans carry risks similar to those associated with commercial real estate lending.  See " -- Consumer and Commercial Business Loans."  At June 30, 2003, two of the 10 loans were not performing according to scheduled terms.  One of those loans has had regular payments since then to reduce the amount past due.  The other loan has been foreclosed and is now included in the Savings Bank’s other real estate owned.

The Savings Bank's largest multi-family residential loan was a $536,000 loan made in early 1999 with a balance at June 30, 2003 of $422,000.  The loan is secured by a 24-unit apartment complex in Taney County, Missouri (near Branson)with a $565,500 appraisal along with an assignment of a $105,000 promissory note.

Land and Commercial Real Estate Loans.  The Savings Bank had loans outstanding secured by land and commercial real estate of $51.9 million, or 28.82% of the Savings Bank’s gross loan portfolio, at June 30, 2003.  The commercial real estate loans originated by the Savings Bank amounted to $42.2 million, or 23.45%, and are primarily secured by commercial buildings.  Land loans on property located primarily in the Savings Bank's primary market area amounted to $9.7 million or 5.37% of the total loan portfolio at June 30, 2003. The Savings Bank's land loans generally are secured by farm land used in beef or dairy operations and involve the risks associated with general agricultural conditions relative to those areas of agriculture.

The Savings Bank's largest commercial real estate loan was $1.4 million at June 30, 2003.  The loan was originated to refinance existing debt and is secured by a shopping center in Pittsburg, Kansas.  The loan is performing according to its scheduled terms.

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

Consumer and Commercial Business Loans.  The Savings Bank's consumer loans consist of car loans, appliance dealer loans, mobile home loans, savings account loans, and various other consumer loans.  At June 30, 2003, the Savings Bank's consumer loans totaled approximately $11.9 million, or 6.61% of the Savings Bank's total loans.  Subject to market conditions, management expects to continue to market and originate consumer loans as part of its strategy to provide a wide range of personal financial services to its depository customer base and as a means to enhance the interest rate sensitivity of the Savings Bank's interest-earning assets and its interest rate spread.

At June 30, 2003, the Savings Bank’s loan portfolio secured by automobiles amounted to $5.5 million, or 3.04% of total loans.  These loans are originated directly with the borrower.  The maximum term is 60 months for these loans.  The Savings Bank may lend up to 100% of the purchase price of a new automobile or up to the National Automobile Dealers Association published loan value for a used vehicle.  The Savings Bank requires all borrowers to maintain automobile insurance, including collision, fire and theft, with the Savings Bank listed as loss payee.

The Savings Bank also purchases consumer loans from two local appliance dealers.  The loans are made by the appliance dealers to the dealers’ customers.  At June 30, 2003, the loans amounted to $36,000.  Reserves for losses on these loans are maintained by the dealers and at June 30, 2003 totaled $12,000.  These loans are originated by the dealers and are assigned, with recourse, to the Savings Bank.  Payments are made directly to the dealers by the borrower and any losses are borne by the dealer rather than the Savings Bank.  The Savings Bank obtains and reviews regularly updated financial statements of the appliance dealers and monitors the individual loans purchased.

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

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, mobile homes, boats and recreational vehicles.  Any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Savings Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.  The Savings Bank’s delinquency levels for these types of loans are reflective of these risks.  See"-- Non-Performing Assets and Delinquencies."  At June 30, 2003, only $213,000 of the Savings Bank's consumer loan portfolio was 90 days or more past due.

Commercial business loans consist of commercial loans with no real estate as security, such as business equipment loans, farm equipment loans and cattle loans.  As of June 30, 2003, 2002 and 2001, these loans totaled $9.1 million, $9.5 million and $8.3 million, respectively.  The ratio of commercial loans as a percent of total loans increased during the three years ended June 30, 2003 to 5.04%, 4.94% and 4.31%, respectively.  These ratios are an indication that the Savings Bank does not particularly emphasize loans of this type, but may make such loans for well qualified customers.  There have been insignificant losses from loans originated by the Savings Bank and categorized as "other loans" in the past three fiscal years.

Commercial business loans are often larger and may involve greater risk than other types of lending.  Because payments on such loans are often dependent on successful operation of the business involved, repayment of such loans may be subject to adverse conditions in the economy.  The Savings Bank seeks to minimize these risks through its underwriting guidelines, which require that the loan be supported by adequate cash flow of the borrower, profitability of the business, collateral, and personal guarantees of the individuals in the business.   In addition, the Savings Bank limits this type of lending to its market area and to borrowers with which it has prior experience or who are otherwise well known to the Savings Bank.

Second Mortgage Loans.  The Savings Bank offers adjustable rate second mortgage loans that are usually made on the security of the borrower's residence.  Loans normally do not exceed 80% to 85% of the appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 25 years requiring monthly payments of principal and interest.  At June 30, 2003, second mortgage loans amounted to $2.8 million, or 1.53% of total loans of the Savings Bank.

Loan Maturity and Repricing

     The following table sets forth certain information at June 30, 2003 regarding the dollar amount of loans maturing in the Savings Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.  Mortgage loans which have adjustable rates are shown as maturing at their next repricing date.  Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

		After One Year	After 3 Years	After 5 Years
	Within One Year	Through 3 Years	Through 5 Years	Through 10 Years	Beyond 10 Years	Total
	(In thousands)
Real estate mortgage	$ 104,053	$ 956	$ 984	$ 212	$ 304	$ 106,509
Commercial real estate	32,964	1,820	6,214	1,689	152	42,839
Land	9,945	-	-	-	187	10,132
Mobile home	899	127	98	213	405	1,742
Automobile	1,087	2,938	1,834	92	21	5,972
Savings account loans	1,504	219	77	-	13	1,813
Other consumer	823	500	380	81	21	1,805
Commercial business	6,424	1,228	622	885	13	9,172
Total loans	$ 157,699	$ 7,788	$ 10,209	$ 3,172	$ 1,116	$ 179,984

     The following table sets forth the dollar amount of all loans due one year after June 30, 2003, all of which have fixed interest rates.

Fixed
Rates
(In thousands)
Real estate mortgage	$ 298
Commercial real estate	476
Land	329
Mobile home	28
Automobile	989
Savings account loans	1,406
Other consumer	727
Commercial business	3,612
Total	$ 7,865

The following table sets forth scheduled contractual amortization of loans and mortgage-backed securities at June 30, 2003 and the dollar amount of such loans and mortgage-backed securities at that date which are scheduled to mature after one year and have fixed or adjustable interest rates.  Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At June 30, 2003
			Commercial		Mortgage-
	Mortgage	Consumer	Business	Total	Backed
	Loans	Loans	Loans	Loans	Securities
	(In thousands)
Amounts due:
Within one year	$ 6,186	$ 3,179	$3,625	$ 12,990	$ -
After one year
through three years	2,207	3,856	3,772	9,835	-
After three years
through five years	2,807	2,598	719	6,124	185
After five years	148,280	1,699	1,056	151,035	12,092
Total	$159,480	$11,332	$9,172	$179,984	$ 12,277

Interest rate terms
on amounts due after
one year:
Fixed	$ 1,386	$ 7,166	$2,694	$ 11,246	$ 2,547
Adjustable	151,908	987	2,853	155,748	9,730
Total	$153,294	$ 8,153	$5,547	$166,994	$ 12,277

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

     The Savings Bank has occasionally purchased loans from other financial institutions or two local appliance dealers, as discussed above.  See "-- Consumer and Commercial Business Loans."  During the year ended June 30, 2003, the Savings Bank purchased a portion of a commercial mortgage loan that was guaranteed by the U.S. Department of Agriculture.

The following table shows total mortgage loans originated, purchased, sold and repaid during the periods indicated.

	Years Ended June 30,
	2003	2002	2001
	(In thousands)
Total mortgage loans at beginning of period	$ 171,730	$ 172,199	$ 161,615
Loans originated:
One-to-four family residential	26,601	22,908	34,615
Multi-family residential and commercial real estate	10,047	15,777	10,435
Land	2,502	2,787	5,975
Total loans originated	39,150	41,472	51,025

Loans purchased:
One-to-four family residential	-	-	-
Multi-family residential and commercial real estate	411	-	-
Land	-	-	-
Participation loans	-	-	-
Total loans purchased	411	-	-

Loans sold	-	-	-

Mortgage loan principal repayments	50,944	41,359	39,972

Other-loans charged off or
transferred to other real estate(1)	728	582	469
Total other activity	728	582	469
Total gross mortgage loans at end of period	$ 159,619	$ 171,730	$ 172,199

Total mortgage-backed certificates at beginning of
period	$ 2,759	$ 376	$ 449
Mortgage-backed purchased	13,330	2,454	-
Mortgage-backed sold	-	-	-
Principal repayments	(3,650)	(106)	(87)
Amortization of premiums	(133)	-	-
Adjustment to market value	(28)	35	14
Total mortgage-backed at end of period	$ 12,278	$ 2,759	$ 376

-------------

(1)   Loans transferred to other real estate amounted to $673,000, $523,000 and $449,000 during fiscal 2003, 2002 and 2001, respectively.  Mortgage loans charged off amounted to $63,000, $59,000 and $20,000 during fiscal 2003, 2002 and 2001, respectively.

Loan Commitments.  The Savings Bank issues commitments for one-to-four family residential ARM loans that are honored for up to a maximum of 30 days from approval.  If the commitment expires, it is generally renewed upon request without penalty or expense to the borrower at the current market rate.  The Savings Bank had outstanding net loan commitments of approximately $988,500 at June 30, 2003.  See Note 16 of the Notes to the Consolidated Financial Statements contained in the Annual Report.

Loan Origination and Other Fees.  The Savings Bank does not charge points on ARM loans.  Instead, it quotes an interest rate, or base rate, with no points and gives the borrower the option, if desired, to pay a 1% fee, but obtain the loan at 1% below the Savings Bank's base rate at the time the loan is issued.  Subsequent increases in the loan's interest rate are based upon the reduced rate rather than the base rate.  Construction borrowers can pay a 2% fee and receive a 2% reduction in the initial rate.  Current accounting standards require fees received by the Savings Bank (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan.  The Savings Bank had $240,000 net deferred loan costs at June 30, 2003.

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

The table below sets forth the amounts and categories of non-performing assets in the Savings Bank's loan portfolio at the dates indicated.  Loans are placed on non-accrual status only when the Savings Bank determines there is little, if any, likelihood they will be repaid.  The loans are fully reserved at that time, through appropriate loss reserves and are kept on the books as long as some principal is being repaid.  The Savings Bank has no reserves for uncollected interest and does not accrue interest on the non-accrual loans.  The Savings Bank would have recorded interest income on non-accrual loans of $13,700, $16,300 and $4,300 during the years ended June 30, 2003, 2002 and 2001, respectively, if such loans had been performing during such periods.  The Savings Bank did not recognize interest income on loans that were placed on a non-accrual basis during the years ended June 30, 2003, 2002 and 2001.

Accruing loans contractually past due 90 days or more have increased during the year ended June 30, 2003 to $1.8 million from $1.1 million for the year ended June 30, 2002.  One of those loans has been foreclosed on and is currently in real estate owned.  The vast majority of the remaining past due loans are well secured, and the borrowers are making payments and working with Savings Bank personnel to bring their loans current.

Home loans which are 60 or more days but less than 91 days past due have decreased during the fiscal year 2003 as Savings Bank personnel have concentrated efforts on working with borrowers who were past due in the prior year.  This process reduced the amount of residential loans past due 60 days or more and moved these loans into the current or less than 60 days delinquent category.

The following table sets forth information with respect to the Savings Bank's non-performing assets at the dates indicated.  At the dates shown, the Savings Bank had no restructured loans within the meaning of SFAS 15.

	At June 30,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Loans accounted for on
a nonaccrual basis
Real estate:
Residential	$ -	$ -	$ -	$ -	$ -
Commercial	176	175	-	-	-
Commercial business	-	-	40	40	40
Consumer	-	-	9	9	15
Total	$ 176	$ 175	$ 49	$ 49	$ 55

Accruing loans which are contractually
past due 90 days or more:
Real estate:
Residential	$ 640	$ 666	$1,623	$1,536	$ 718
Commercial	893	261	1,038	737	315
Commercial business	27	24	552	83	99
Consumer	214	146	275	333	227
Total	$1,774	$1,097	$3,488	$2,689	$ 1,359

Total of nonaccrual and
90 days past due loans	$1,950	$1,272	$3,537	$2,738	$ 1,414

Real estate owned	282	399	193	-	-

Other non-performing assets	-	-	-	-	-
Impaired loans not past due	1,368	1,357	-	-	-
Slow home loans (60 to 90 days
delinquent)	1,173	1,507	995	750	537
Total non-performing assets	$4,773	$4,535	$4,725	$3,488	$ 1,951

Total loans delinquent 90 days
or more to net loans	1.10%	0.67%	1.86%	1.57%	0.92%

Total loans delinquent 90 days
or more to total consolidated
assets	0.73%	0.49%	1.60%	1.38%	0.79%

Total non-performing assets
to total consolidated
assets	1.78%	1.76%	2.14%	1.75%	1.09%

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

At June 30, 2003 and 2002 the aggregate amounts of the Savings Bank's classified assets as determined by the Savings Bank, and of the Savings Bank's general and specific loss allowances and charge-offs, were as follows:

	At June 30,
	2003	2002
	(In thousands)
Loss	$ -	$ -
Doubtful	790	304
Substandard assets	3,017	1,983
Total classified assets	$3,807	$2,287

General loss allowances	$ 454	$ 347
Specific loss allowances	677	534
Total loss allowances	$1,131	$ 881

Charge-offs	$ 228	$ 204

The Savings Bank does not use a special mention category in its loan classification process.  Loans classified as substandard, therefore, include all loans for which any perceived weakness occurs even if no possibility has arisen that a loss will occur if the weakness is not corrected.  The Savings Bank's policy is to classify as substandard, for example, any loan, irrespective of payment record or collateral value, when a bankruptcy filing occurs, a divorce petition is filed, the pay record becomes erratic (i.e., miss one monthly payment, but make a double payment the next month), a borrower moves from the area, a major illness occurs, or a loan becomes contractually delinquent by three monthly payments.  The $1.0 million increase in substandard assets to $3.0 million at June 30, 2003 from $2.0 million at June 30, 2002 was the result of the increase in loans past due 90 days or more and loans that had developed an erratic pay record during the past year.

The Savings Bank also has a policy not to remove a loan from a substandard classification, again, irrespective of pay record or collateral value, until those perceived weaknesses are cured.  Because of this stringent classification policy, the June 30, 2003 substandard classification totals included $1.6 million of loans that were current in their payment obligations.

At June 30, 2003, the Savings Bank's largest substandard loans to one borrower consisted of seven loans to a limited liability company and its sole member with a collective outstanding balance of $1.6 million.  Even though the loans were performing according to their respective contractual terms at June 30, 2003, the borrower had experienced cash flow difficulties several times in the last twelve months.  The loans are collateralized by commercial real estate and business assets.

Real Estate Owned.  Real estate acquired by the Savings Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired, the unpaid principal balance of the related loan plus foreclosure costs are compared to the property's net realizable  value.  The property is then directly written down to the lower of cost or net realizable value.  Subsequently, the property is carried at the lower of cost or net realizable value with any adjustments made through the establishment of a specific reserve.  At June 30, 2003, seven properties were held as real estate owned with value of $282,000.  At June 30, 2002, five properties were held as real estate owned with a value of $399,000.

Reserve for Loan Losses

The Savings Bank’s Loan Classification Committee performs a monthly and quarterly review of the probable estimated losses in the loan portfolio.  The Committee reviews the following information:

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

Individual loans that were previously classified by the committee and/or new loans recently classified are evaluated for loss potential, and any specific estimates of impairment are added to the overall reserve amount.  A detailed review of the classification list and/or specific loans are performed and documented quarterly.

In addition to adding specific estimates of impairment to the required reserve amounts, management applies a percentage, based on historical loss ratios and other economic factors, to the loan portfolio.  This calculated amount is compared to the actual amount recorded in the allowance at the end of each month and a determination is made as to whether the allowance is adequate or needs to be increased.  Management increases the amount of the allowance for loan losses by charges to income and decreases it by loans charged off (net of recoveries).   The Savings Bank had reserves for loan losses at June 30, 2003, 2002 and 2001 of approximately $1.1 million, $881,000 and $696,000, respectively.

Management believes that loan loss reserves were adequate at June 30, 2003.  However, if the underlying facts and circumstances of the loan portfolio change in the future, the adequacy of the allowance for loan losses will be addressed and, if need be, adjusted accordingly.

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

	At June 30,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Allowance at beginning of period	$ 881	$ 696	$ 597	$ 540	$ 528
Provision for loan losses	417	373	153	89	84
Recoveries:
Residential real estate	7	-	5	-	-
Commercial real estate	-	-	-	-	-
Consumer	53	16	1	5	-
Commercial business	-	-	-	-	-
Total recoveries	60	16	6	5	-

Charge offs:
Residential real estate	44	36	20	20	14
Commercial real estate	18	23	-	-	12
Consumer	165	143	37	17	46
Commercial business	-	2	3	-	-
Total charge offs	227	204	60	37	72
Net charge offs	167	188	54	32	72
Allowance at end of period	$1,131	$ 881	$ 696	$ 597	$ 540

Ratio of allowance to total loans
outstanding at the end of the period	0.63%	0.46%	0.36%	0.33%	0.34%
Ratio of net charge offs to average loans
outstanding during the period	0.09%	0.10%	0.03%	0.02%	0.05%

Allowance for Loan Losses by Category

	At June 30,
	2003			2002			2001
			%			%			%
		%	of Gross		%	of Gross		%	of Gross
		of Out-	Loans in		of Out-	Loans in		of Out-	Loans in
		standing	Category		standing	Category		standing	Category
		Loans in	to Gross		Loans in	to Gross		Loans in	to Gross
	Amount	Category	Loans	Amount	Category	Loans	Amount	Category	Loans
	(Dollars in thousands)
Real estate -- mortgage:
Residential	$ 287	0.28%	57.64%	$ 252	0.22%	59.14%	$ 193	0.16%	64.00%
Commercial	302	0.73	22.87	238	0.58	21.34	127	0.41	15.95
Land	26	0.26	5.50	22	0.20	5.84	23	0.18	6.48
Second mortgage loans	33	0.71	2.60	19	0.37	2.69	14	0.28	2.62
Consumer	169	1.49	6.30	135	1.16	6.06	203	1.58	6.64
Commercial business	314	3.43	5.09	215	2.27	4.93	136	1.63	4.31
Total allowance for
loan losses	$ 1,131	0.63%	100.00%	$ 881	0.46%	100.00%	$ 696	0.36%	100.00%

	At June 30,
	2000			1999
			%			%
		%	of Gross		%	of Gross
		of Out-	Loans in		of Out-	Loans in
		standing	Category		standing	Category
		Loans in	to Gross		Loans in	to Gross
	Amount	Category	Loans	Amount	Category	Loans
	(Dollars in thousands)
Real estate -- mortgage:
Residential	$ 195	0.16%	66.44%	$ 198	0.18%	72.14%
Commercial	112	0.39	15.96	70	0.44	10.11
Land	17	0.18	5.05	16	0.19	5.36
Second mortgage loans	14	0.27	2.84	13	0.26	3.19
Consumer	170	1.45	6.59	163	1.61	6.45
Commercial business	89	1.59	3.12	80	1.85	2.75
Total allowance for
loan losses	$ 597	0.33%	100.00%	$ 540	0.34%	100.00%

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

Routine short-term investment decisions, which are reported monthly to the Board of Directors, are made by the President and Chief Executive Officer and Chief Financial Officer, who act within policies established by the Board.  Those investments include federally insured certificates of deposit, FHLB term time obligations, bankers acceptances, treasury obligations, U.S. Government agency obligations, mortgage-backed securities, bank qualifying municipal tax exempt bonds, and corporate bonds.  Securities not within the parameters of the policies require prior Board approval.  Securities are purchased for investment purposes.  The goals of the Savings Bank's investment policy are to select investments based on safety first, flexibility second and diversification third.  In addition, as a result of the concern with interest rate risk exposure, there has been a focus on short-term investments.  At June 30, 2003, the Company's and the Savings Bank's securities investment portfolio totaled $35.0 million and consisted primarily of federal agency obligations securities, common and preferred stocks, and municipal bonds.  For further information concerning the Savings Bank's investment and mortgage-backed securities portfolio, see Notes  2, 3 and 4 of the Notes to the Consolidated Financial Statements included in the Annual Report.

Investment Securities Analysis

The following table sets forth the Company's and the Savings Bank's investment securities portfolio at carrying value at the dates indicated.

	At June 30,
	2003		2002		2001
	Book	Percent of	Book	Percent of	Book	Percent of
	Value(1)	Portfolio	Value(1)	Portfolio	Value(1)	Portfolio
	(Dollars in thousands)
Debt securities:
U.S. government treasury and
obligations of U.S.
government agencies	$24,440	69.88%	$29,060	85.32%	$ -	-%
Corporate bonds	636	1.82	-	-	-	-
Auto and student loan pools	-	-	11	0.03	16	0.33
State and political subdivisions	4,658	13.32	1,558	4.57	1,317	27.32
Total debt securities	29,734	85.02	30,629	89.92	1,333	27.65

Equity securities:
Federal Home Loan Bank
stock	1,901	5.43	1,901	5.58	1,901	39.43
Other	3,340	9.55	1,532	4.50	1,587	32.92
Total equity securities	5,241	14.98	3,433	10.08	3,488	72.35
Total investment securities	$34,975	100.00%	$34,062	100.00%	$4,821	100.00%

-------------------------

(1)  The market value of the Company’s and the Savings Bank's investment securities portfolio amounted to $35.2 million, $34.1 million and $4.83 million at June 30, 2003, 2002 and 2001, respectively.  At June 30, 2003, the market value of the principal component of the Company’s and the Savings Bank investment securities portfolio which were obligations of U.S. government agencies was $24.6 million.

The following table sets forth the maturities and weighted average yields of the debt securities in the Company’s and the Savings Bank's investment securities portfolio at June 30, 2003.

	Less Than		One to		Five to		Over Ten
	One Year		Five Years		Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. government treasury and
obligations of U.S.	$ 3,580	3.49%	$ 13,110	2.91%	$ 6,750	3.28%	$ 1,000	5.00%
government agencies
Corporate bonds	-	-	-	-	-	-	636	7.50
State and political subdivisions	2,785	2.56	1,649	4.93	224	6.36	-	-
Total	$ 6,365	3.08	$ 14,759	3.13	$ 6,974	3.38	$ 1,636	5.97

At June 30, 2003, the Savings Bank held no security which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.

The corporate bonds totaling $636,000 at June 30, 2003 were an investment in trust preferred securities and senior notes.  The underlying companies of these securities had adequate investment grade ratings by S&P ratings service.  There was a $3.1 million increase in the investments in state and political subdivision during the year ended June 30, 2003 as the Savings Bank purchased municipal bonds through the initial offerings of political subdivisions within the Savings Bank’s lending area.  Other equity securities at June 30, 2003 was comprised of FNMA and FHLMC preferred stock totaling $2.1 million and common and preferred stock totaling $1.2 million in other financial institutions in Missouri.

Mortgage-Backed Securities.  To supplement lending activities in periods of deposit growth and/or declining loan demand, the Savings Bank has invested in residential mortgage-backed securities.  Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.  For information regarding the carrying and market values of the Savings Bank's mortgage-backed securities portfolio, see Note 4 of the Notes to Consolidated Financial Statements included in the Annual Report.  The Savings Bank has invested in federal agency securities issued by Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).  As of June 30, 2003, 58.63% of the outstanding balance of the mortgage-backed securities had adjustable rates of interest within the next two years.  As of June 30, 2003, the Savings Bank's portfolio included $12.28 million of mortgage-backed securities purchased as investments to supplement the Savings Bank's mortgage lending activities.

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

The Savings Bank has incorporated into its investment policy the regulatory requirements set forth in the OTS Thrift Bulletin 52, which addresses the selection of securities dealers, securities policies, unsuitable investment practices and mortgage derivative products.  At June 30, 2003, the Savings Bank owned no derivatives.

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

The Savings Bank did not experience a significant increase in any one type of deposit account during the year ended June 30, 2003.  Management believes deposits will continue to gradually increase, net of interest credited, during the remainder of calendar year 2003.

The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 2003.

Weighted
Average					Percentage
Interest			Minimum		of Total
Rate	Term	Category	Amount	Balance	Deposits
				(Dollars in thousands)
0.00%	None	Non-interest bearing	$ -	$ 8,887	4.20%
0.69%	None	NOW accounts	25	35,204	16.62
1.47%	None	Super Saver accounts	1	40,725	19.23
0.91%	None	Savings accounts	-	16,331	7.72

		Certificates of deposit
1.36%	3 months	Fixed term, fixed rate	500	3,102	1.47
1.83%	6 months	Fixed term, fixed rate	500	16,295	7.70
2.49%	12 months	Fixed term, fixed rate	500	20,839	9.85
2.76%	18 months	Fixed term, fixed rate	500	2,001	0.95
3.26%	24 months	Fixed term, fixed rate	500	4,102	1.94
4.07%	30 months	Fixed term, fixed rate	500	1,429	0.68
4.57%	36 months	Fixed term, fixed rate	500	1,782	0.84
4.67%	48 months	Fixed term, fixed rate	500	811	0.38
5.40%	60 months	Fixed term, fixed rate	500	6,288	2.97
3.94%	72 months	Fixed term, fixed rate	500	76	0.04
5.22%	120 months	Fixed term, fixed rate	500	21	0.01
various	various	Fixed term, adjustable rate	500	23,966	11.32
various	various	Jumbo certificates	100,000	29,805	14.08
				$211,664	100.00%

     The following table indicates the amount of the Savings Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2003.  Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

Jumbo
Certificates
Maturity Period	of Deposit
(In thousands)

Three months or less	$ 9,669
Three through six months	4,281
Six through twelve months	6,745
Over twelve months	9,110
Total	$29,805

Time Deposits by Rates

The following table sets forth the time deposits in the Savings Bank classified by rates as of the dates indicated.

	At June 30,
	2003	2002	2001
	(In thousands)
0.00 - 1.49%	$ 4,351	$ 711	$ 50
1.50 - 2.49%	38,405	-	-
2.50 - 3.49%	29,462	48,587	-
3.50 - 4.49%	15,328	20,582	4,931
4.50 - 5.49%	5,344	11,156	41,467
5.50 - 6.49%	15,264	19,734	42,472
6.50 - 7.49%	2,363	2,879	7,804
Over 7.49%	-	-	-
Total	$ 110,517	$103,649	$96,724

    The following table sets forth the amount and maturities of time deposits at June 30, 2003.

	Amount Due
							Percent
							of Total
	Less than	1-2	2-3	3-4	After		Certificate
	One Year	Years	Years	Years	4 Years	Total	Accounts
	(In thousands)
0.00 - 1.49%	$ 4,351	$ -	$ -	$ -	$ -	$ 4,351	3.94%
1.50 - 2.49%	35,404	2,952	49	-	-	38,405	34.75
2.50 - 3.49%	18,380	7,658	865	2,181	378	29,462	26.66
3.50 - 4.49%	5,564	2,337	3,745	2,646	1,036	15,328	13.87
4.50 - 5.49%	2,081	1,181	1,071	285	726	5,344	4.84
5.50 - 6.49%	6,005	8,888	371	-	-	15,264	13.81
6.50 - 7.49%	457	1,482	424	-	-	2,363	2.13
Over 7.49%	-	-	-	-	-	-	-
Total	$ 72,242	$24,498	$ 6,525	$5,112	$2,140	$ 110,517	100.00%

Deposit Flow

The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Savings Bank at the dates indicated.

	At June 30,
	2003			2002			2001
		Percent			Percent			Percent
		Of	Increase		Of	Increase		Of
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total
	(Dollars in thousands)
Non-interest bearing	$ 8,887	4.20%	$ 1,356	$ 7,531	3.72%	$ 667	$ 6,864	4.23%
NOW checking	35,204	16.63	4,404	30,800	15.21	8,085	22,715	13.98
Regular savings accounts	16,331	7.72	1,839	14,492	7.16	2,511	11,981	7.38
Super Saver accounts	40,725	19.23	(727)	41,452	20.48	22,049	19,403	11.94
Super NOW accounts	-	-	(4,526)	4,526	2.24	(225)	4,751	2.92
Fixed-rate certificates which
mature (1):
Within 1 year	63,367	29.94	(5,015)	68,382	33.78	7,342	61,040	37.58
After 1 year, but within 2 years	8,885	4.20	677	8,208	4.05	555	7,653	4.71
After 2 years, but within 5 years	5,665	2.68	(2,054)	7,719	3.81	(293)	8,012	4.93
Thereafter	-	-	-	-	-	(21)	21	0.01
Adjustable-rate certificates	32,600	15.40	13,260	19,340	9.55	(658)	19,998	12.32
Total certificates	110,517	52.22	6,868	103,649	51.19	6,925	96,724	59.55
Total	$ 211,664	100.00%	$ 9,214	$ 202,450	100.00%	$ 40,012	$ 162,438	100.00%

(1)  At June 30, 2003, 2002 and 2001, jumbo certificates of deposit amounted to $29.8 million, $26.6 million and $21.6 million, respectively, and IRAs amounted to $24.6 million, $20.8 million and $19.0 million at those dates, respectively.

The following table sets forth the savings activities of the Savings Bank for the periods indicated.

	Years Ended June 30,
	2003	2002	2001
	(In thousands)
Beginning balance	$ 202,450	$162,438	$ 155,661
Net increase (decrease) before
interest credited	4,594	34,536	551
Interest credited	4,620	5,476	6,226
Net increase in
savings deposits	9,214	40,012	6,777
Ending balance
	$ 211,664	$202,450	$ 162,438

In the unlikely event the Savings Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the stockholders of the Savings Bank.  Substantially all of the Savings Bank's depositors are residents of the State of Missouri.

Borrowings.  Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes.  The Savings Bank also relies on advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB-Des Moines has served as the Savings Bank's primary borrowing source.  Advances from the FHLB-Des Moines are typically secured by the Savings Bank's first mortgage loans.  These advances require monthly payments of interest only  with principal due at maturity and have fixed rates.  The short-term advances require interest payable at maturity.  Two long-term advances require monthly payments of principal and interest. These advances were obtained in response to the Savings Bank's previous strong loan demand and limited deposit growth experienced during fiscal years 2001 and 2000.  At June 30, 2003, the Savings Bank had $29.4 million in advances from the FHLB-Des Moines.

The following tables set forth certain information concerning the Savings Bank’s borrowings at the dates and for the periods indicated.

	At June 30,
	2003	2002
Weighted average rate paid on
FHLB advances	5.56%	5.56%

	Years Ended June 30,
	2003	2002
	(Dollars in thousands)
Maximum amounts of FHLB advances
outstanding at any month end	$29,779	$32,119
Approximate average FHLB advances
outstanding	29,712	31,394
Approximate weighted average rate paid
on FHLB advances	5.64%	5.73%

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

Subsidiary Activities

Fybar Service Corporation ("Fybar") is a Missouri corporation wholly-owned by the Savings Bank.  Fybar owns five rental properties.  One is an office building in Mountain Grove, Missouri called "The Shannon Centre" which is adjacent to the Savings Bank's drive-in and is currently 88% occupied.  The second is a single family residence in Gainesville, Missouri which is currently occupied.  The third property is a commercial building in Mountain Grove, Missouri which is currently vacant.  The fourth is a single family residence in Mountain Grove, Missouri which is currently occupied.  The fifth is a commercial building in Sparta, Missouri which is fully occupied.

Fybar serves as Trustee on all the Savings Bank's deeds of trust, is a registered agent and receives limited income from credit life and accident and health policies written in conjunction with the Savings Bank's loans.

At June 30, 2003, the Savings Bank had an investment in Fybar of $576,000.

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

Federal Regulation of Savings Banks

Office of Thrift Supervision.  The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury.  Among other functions, the OTS issues and enforces regulations affecting federally-insured savings associations and regularly examines these institutions.

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

The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS.  A schedule of fees has also been established for the various types of applications and filings made by savings associations with the OTS.  The general assessment, to be paid on a semi-annual basis, is determined based upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report.  For the first half of 2003, the Savings Bank's assessment under the semi-annual assessment procedure was $17,000.  Based on the current assessment rates published by the OTS and First Home’s total assets of approximately $265.0 million at March 31, 2003, First Home will be required to pay a semi-annual assessment of approximately $16,000 for the second half of calendar year 2003.

In addition, the investment and lending authority of the Savings Bank is prescribed by federal laws and regulations, and the Savings Bank is prohibited from engaging in any activities not permitted by such laws and regulations.  These laws and regulations generally are applicable to all federally chartered savings associations and many also apply to state-chartered savings associations.

Among other things, OTS regulations provide that no savings association may invest in corporate debt securities not rated in one of the four highest rating categories by a nationally recognized rating organization.  In addition, the Home Owners’ Loan Act provides that loans secured by nonresidential real property may not exceed 400% of regulatory capital, subject to increase by the OTS on a case-by-case basis.

First Home is also subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities.  See “Investment Rules” herein for a discussion of loans-to-one borrower limitations.  At June 30, 2003, First Home was in compliance with applicable loans-to-one borrower limitations.

Federal Deposit Insurance Corporation.  The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry.  The FDIC maintains two separate insurance funds:  the BIF and the SAIF. The Savings Bank’s accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law.  As insurer of the Savings Bank's deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

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

Federal Home Loan Bank System.  The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board (“FHFB”).  The designated duties of the FHFB are to:  supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner.

First Home, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Des Moines.  First Home complied with this requirement with an investment in FHLB-Des Moines stock of $1.9 million at June 30, 2003.

Among other benefits, the FHLB provides a central credit facility primarily for member institutions.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines.  At June 30, 2003, the Savings Bank had $29.4 million of advances from the FHLB-Des Moines.

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

Prompt Corrective Action.  The OTS is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institution's degree of undercapitalization.  Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized."  An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized."

At June 30, 2003, First Home was a “well capitalized” institution under the prompt corrective action regulations of the OTS.

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

Qualified Thrift Lender Test.  All savings associations, including First Home, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio asset, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  At June 30, 2003, First Home met the test and its qualified thrift lender percentage was 75.91%.

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

Capital Requirements.  Federally insured savings associations, such as the Savings Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At June 30, 2003, the Savings Bank had tangible capital of $21.8 million, or 8.3% of adjusted total assets, which is approximately $17.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At June 30, 2003, the Savings Bank had $549,000 in intangible assets.

The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital.  At June 30, 2003, the Savings Bank had core capital equal to $21.8 million, or 8.3% of adjusted total assets, which is $11.2 million above the minimum leverage ratio requirement of 4% in effect on that date.

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

On June 30, 2003, the Savings Bank had total risk-based capital of a approximately $22.2 million, including $21.8 million in core capital and $454,000 in qualifying supplementary capital, and risk-weighted assets of $170.1 million, or total capital of 13.1% of risk-weighted assets.  This amount was $8.6 million above the 8% requirement in effect on that date.

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

The following table presents the Savings Bank's capital levels as of June 30, 2003.

	At June 30, 2003
		Percent of
	Amount	Assets
	(Dollars in thousands)
Tangible capital	$21,809	8.3%
Minimum required
tangible capital	3,965	1.5
Excess	$17,844	6.8%

Core capital	$21,809	8.3%
Minimum required core
capital	10,573	4.0
Excess	$11,236	4.3%

Risk-based capital	$22,235	13.1%
Minimum risk-based
capital requirement	13,610	8.0
Excess	$ 8,625	5.1%

Limitations on Capital Distributions.  OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  Generally, savings institutions, such as the Savings Bank, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Savings Bank may pay dividends in accordance with this general authority.

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

Loans to One Borrower.  Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower.  Generally, this limit is 15% of the Savings Bank’s unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion.  The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units.  At June 30, 2003, the Savings Bank’s largest loan outstanding to any one borrower, including related entities, was $4.1 million.  At June 30, 2003, that borrower had 10 separate loans secured by 10 different pieces of real estate.  These loans were performing in accordance with their terms at that date.

Activities of Savings Associations and Their Subsidiaries.  When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association shall notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require.  Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

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

Accounting and Regulatory Standards.  An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with generally accepted accounting principles.  Under the policy statement, management must support its classification of an accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation.  First Home is in compliance with these amended rules.

The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than generally accepted accounting principles by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Investment Portfolio Policy.  OTS supervisory policy requires that securities owned by thrift institutions must be classified and reported in accordance with GAAP which establishes three classifications of investment securities:  held-to-maturity, trading and available-for-sale.  Trading securities are acquired principally for the purpose of near term sales.  Such securities are reported at fair value and unrealized gains and losses are included in income.

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

Transactions with Affiliates.  Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital.  Affiliates of the Savings Bank include the Company and any company which is under common control with the Savings Bank.  In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.  The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

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

New Legislation

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

(c)

provided an enhanced framework for protecting the privacy of consumer information; and

(d)

addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

The USA Patriot Act. In response to the events of September 11th, 2001, the President of the United States signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among 27 bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements:

•

All financial institutions must establish anti-money laundering programs.

•

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

•

Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign banks that do not have a physical presence in any country, and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

•

Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The Federal Crimes Enforcement Network (FinCEN), a bureau of the Department of Treasury, has issued proposed and interim regulations to implement the provisions of Sections 312 and 352 of the USA Patriot Act. To date, it has not been possible to predict the impact the USA PATRIOT ACT and its implementing regulations may have on the Company and the Savings Bank.

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with recent accounting scandals.  The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934, including the Company.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

Qualified Thrift Lender Test

If the Savings Bank fails the qualified thrift lender test, within one year the Company must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies.  See "Regulation of First Home -- Qualified Thrift Lender Test" for information regarding the Savings Bank’s qualified thrift lender test.

TAXATION

Federal Taxation

General.  The Corporation and the Savings Bank report their income on a calendar year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank’s reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Corporation.

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

Distributions.  To the extent that the Savings Bank makes “nondividend distributions” to the Corporation that are considered as made:  (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii)  from the supplemental reserve for losses on loans (“Excess Distributions”), then an amount based on the amount distributed will be included in the Savings Bank’s taxable income.  Nondividend distributions include distributions in excess of the Savings Bank’s current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation.  However, dividends paid out of the Savings Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank’s bad debt reserve.  Thus, any dividends to the Corporations that would reduce amounts appropriated to the Savings Bank’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Savings Bank.  The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if, the Savings Bank makes a “nondividend distribution,” then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes).See “REGULATION” for limits on the payment of dividends by the Savings Bank.  The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

Corporate Alternative Minimum Tax.  The Code imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%.  The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI.  In addition, 100% of AMTI in tax years 2002 and 2001 and only 90% of the AMTI in tax year 2000 can be offset by net operating loss carryovers.  AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank’s adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

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

For additional information regarding taxation, see Notes 1 and 12 of the Notes to the Consolidated Financial Statements included in the Annual Report.

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

Personnel

As of June 30, 2003, the Savings Bank had 99 full-time employees and 10 part-time employees.  The Savings Bank believes that employees play a vital role in the success of a service company and that the Savings Bank's relationship with its employees is good.  The employees are not represented by a collective bargaining unit.

Item 2.  Properties

The following table sets forth information regarding the Savings Bank's offices as of June 30, 2003.

			Net	Land	Building
		Year	Book Value	Owned/	Owned/	Square
Location	County	Opened	as of 6/30/03	Leased	Leased	Footage
Main Office			(Dollars in thousands)
142 East First Street	Wright	1911	$ 1,377	Owned	Owned	10,700
Mountain Grove, Missouri 65711

Branch Offices
1208 N. Jefferson Street	Douglas	1978	329	Owned	Owned	3,500
Ava, Missouri 65608

103 South Clay Street	Webster	1974	355	Owned	Owned	4,200
Marshfield, Missouri 65706

203 Elm Street	Ozark	1992	625	Owned	Owned	3,600
Gainesville, Missouri 65655

7164 Highway 14 East	Christian	1995	248	Owned	Owned	3,000
Sparta, Missouri 65753

Business Highway 160	Ozark	1997	54	Leased	Leased	1,200
Theodosia, Missouri 65761

123 Main Street	Stone	1998	237	Owned	Owned	3,800
Crane, Missouri 65633 (1)

South Side of Square	Stone	1998	62	Owned	Owned	1,600
Galena, Missouri 65656 (1)

20377 US Highway 160	Taney	2000	935	Owned	Owned	2,250
Forsyth, Missouri 65653

2536 State Highway 176	Taney	2000	458	Owned	Owned	2,500
Rockaway Beach, Missouri 65740

Drive-in Facilities
Route 60 and Oakland	Wright	1986	156	Owned	Owned	1,200
Mountain Grove, Missouri 65711

223 West Washington	Webster	1993	179	Owned	Owned	1,100
Marshfield, Missouri 65706

(1)

In March 1998, the Savings Bank purchased these branch offices from NationsBank.  As part of the agreement, the Savings Bank assumed customer deposits of $17.4 million and other liabilities of $60,000 in exchange for loans of $4.8 million, premises and equipment of $300,000, cash of $11.3 million and other assets of $70,000.  The Savings Bank paid a premium of $1.0 million for the loans purchased and the customer deposits assumed.  The acquisition was recorded using the purchase method of accounting. At June 30, 2003, the premium paid for the branches was being amortized on a straight-line basis over 15 years.  Results of operations of the branches acquired since the date of acquisition are included in the Consolidated Financial Statements contained in the Annual Report.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The information contained in the section captioned "Common Stock Information" in the Annual Report is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements

Independent Auditors Report*

(a)   Consolidated Statements of Financial Condition as of June 30, 2003 and 2002*

(b)   Consolidated Statements of Income For the Years Ended June 30, 2003, 2002 and 2001*

(c)   Consolidated Statements of Stockholders’ Equity For the Years Ended June 30, 2003, 2002 and 2001*

(d)   Consolidated Statements of Cash Flows For the Years Ended June 30, 2003, 2002 and 2001*

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

Item 8A.  Controls and Procedures.

In the year ended June 30, 2003, we did not make any significant changes in, nor take any corrective actions regarding our internal controls or other factors that could significantly affect these controls.  We periodically review our internal controls for effectiveness, and did conduct such a review during this period.  In the future, we plan to conduct an evaluation of our disclosure controls and procedures each quarter.

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

61

President and Chief Executive Officer,

  First Bancshares, Inc.

Vice-President, First Home Savings Bank

Charles W. Schumacher

51

Vice-President, First Bancshares, Inc.

President and Chief Executive Officer,

  First Home Savings Bank

Susan J. Uchtman

40

Chief Financial Officer, First Bancshares,

  Inc. and First Home Savings Bank

_________________

(1)  As of June 30, 2003.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plans as of June 30, 2003.

(c)
Number of securities
	(a)	(b)	remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price	under equity
	exercise of	of outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column (a))

Equity compensation plans approved
by security holders:
Option plan	51,860	$5.74	13,466
Restricted stock plan	-	-	-

Equity compensation plans not
approved by security holders:	-	-	-
Total	51,860	$5.74	13,466

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

Item 13.  Exhibits and Reports on Form 8-K

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

10.2   First Home Savings Bank 1994 Employee Stock Ownership Plan*

10.3   First Bancshares, Inc. 1993 Stock Option Plan**

10.4   First Home Savings Bank Management Recognition and Development Plan**

10.5   Employment Agreement with Charles W. Schumacher (incorporated by reference to the Form 10KSB filing for the fiscal year ended June 30, 2001)

13.    Annual Report to Stockholders

21.    Subsidiaries of the Registrant

23.    Auditors’ Consent

33.1   Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

1.1

   Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32   Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Report on Form 8-K

No Forms 8-K were filed during the quarter ended June 30, 2003

-------------------

*     Incorporated by reference to the Corporation’s Registration Statement on Form S-1 File No. 33-69886.

**    Incorporated by reference to the Corporation’s 1994 Annual Meeting Proxy Statement dated September 14, 1994.

Item 14.  Principal Accountant Fees and Service.

     The information required by this item is incorporated by reference to page 11 of the 2003 Proxy Statement.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANCSHARES, INC.

Date:  September 29, 2003

By: /s/ Stephen H. Romines

Stephen H. Romines

Chairman of the Board,

President and Chief

Executive Officer (Duly

Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Stephen H. Romines

September 29, 2003

Stephen H. Romines

Chairman of the Board, President, Chief

Executive Officer (Principal Executive Officer)

By:/s/ Susan J. Uchtman

September 29, 2003

Susan J. Uchtman

Chief Financial Officer

By: /s/ Harold F. Glass

September 29, 2003

Harold F. Glass

Director

By:/s/ Charles W. Schumacher

September 29, 2003

Charles W. Schumacher

Director

By:/s/ John G. Moody

September 29, 2003

John G. Moody

Director

By: /s/ Dr. James F. Moore

September 29, 2003

Dr. James F. Moore

Director

Exhibit 31.1

Certification of Chief Executive Officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen H. Romines, certify that:

1.

I have reviewed this Annual Report on Form 10-KSB of First Bancshares, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 29, 2003

/s/ Stephen H. Romines

Stephen H. Romines

Chairman, President and Chief Executive Officer

Exhibit 31.2

Certification of Chief Financial Officer

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 29, 2003

/s/ Susan J. Uchtman

Susan J. Uchtman

Chief Financial Officer

Exhibit 13

Annual Report to Stockholders

(see separate file)

Exhibit 21

Subsidiaries of the Registrant

Exhibit 21

Subsidiaries of the Registrant

Parent

First Bancshares, Inc.

Percentage

Jurisdiction or

Subsidiaries (a)

of Ownership

State of Incorporation

First Home Savings Bank

100%

Missouri

South Central Missouri Title, Inc.

100%

Missouri

Fybar Service Corporation (b)

100%

Missouri

First Home Investments, Inc. (b)

100%

Missouri

(a)     The operation of the Company's wholly owned subsidiaries are included in the Company's Consolidated Financial Statements contained in the Annual Report attached hereto as Exhibit 13.

(b)     Wholly owned subsidiary of First Home Savings Bank.

Exhibit 23

Consent of Auditors

(On CPA firm letterhead)

CONSENT OF INDEPENDENT AUDITORS

We have issued our report dated July 31, 2003, accompanying the Consolidated Financial Statement incorporated by reference in the Annual Report of First Bancshares, Inc. on Form 10-KSB for the year ending June 30, 2003.  We hereby consent to the incorporation by reference of said reports in the Registration Statement of First Bancshares, Inc. on Form S-8 (File No. 33-87234, effective December 9, 1994).

                                /s/Kirkpatrick, Phillips & Miller

                          KIRKPATRICK, PHILLIPS & MILLER, CPAs , P.C.

Springfield, Missouri

September 26, 2003

Exhibit 32

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: September 29, 2003

/s/ Stephen H. Romines

Stephen H. Romines

Chairman, President and Chief Executive Officer

A signed original of the written statement required by Section 906 has been provided to First Bancshares, Inc. and will be retained by First Bancshares, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

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

Date: September 29, 2003

/s/ Susan J. Uchtman

Susan J. Uchtman

Chief Financial Officer

A signed original of the written statement required by Section 906 has been provided to First Bancshares, Inc. and will be retained by First Bancshares, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.