Form 10QSB
period 2003-09-30
FIRST BANCSHARES INC /MO/
filed 2003-11-14
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-QSB

_________________________________

(Mark One)

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2003

or

(  )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

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

  (Zip Code)

(417) 926-5151

(Registrant's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X             No

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

1,650,212 shares outstanding on November 10, 2003

Transitional Small Business Disclosure Format (check one): Yes              No   X

FIRST BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-QSB

September 30, 2003

INDEX	PAGE
PART I-FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)	1
CONSOLIDATED STATEMENTS OF INCOME (unaudited)	2
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)	3-4
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)	5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	6-9
ITEM 2 - MANAGEMENT S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	10-14
ITEM 3 – CONTROLS AND PROCEDURES	15
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	16
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	16
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	16
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16
ITEM 5. OTHER INFORMATION	16
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	16
SIGNATURES
EXHIBIT 31.1. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT 32. CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	September 30,	June 30,
	2003	2003
	(In thousands)
ASSETS
Cash and cash equivalents, including interest-bearing accounts of $29,468 at September 30 and $18,158 at June 30	$34,870	$23,313
Certificates of deposit	4,693	4,783
Investment securities available-for-sale, at fair value	11,198	11,660
Investment securities held-to-maturity (estimated fair value $19,278 at September 30 and $21,638 at June 30)	19,170	21,414
Investment in Federal Home Loan Bank stock, at cost	1,901	1,901
Mortgage-backed certificates available-for-sale, at fair value	1,936	2,613
Mortgage-backed certificates held-to-maturity (estimated fair value $7,835 at September 30 and $9,682 at June 30)	7,900	9,665
Loans receivable held-for-investment, net (includes reserves for loan losses of $1,135 at September 30 and $1,131 at June 30)	171,659	176,720
Accrued interest receivable	1,788	1,701
Prepaid expenses	198	97
Property and equipment, less accumulated depreciation and valuation reserves	8,288	8,341
Intangible assets, less accumulated amortization	532	549
Real estate owned	645	282
Bank-owned life insurance – cash surrender value	5,567	5,500
Other assets	15	17
Total assets	$270,360	$268,556

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits	$213,227	$211,664
Advances from Federal Home Loan Bank	29,336	29,352
Accrued expenses and accounts payable	802	976
Income taxes payable	87	33
Deferred income taxes	38	127
Total liabilities	243,490	242,152
Commitments and contingencies	-	-
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value; 8,000,000 shares authorized, 2,855,776 and 2,845,176 issued at September 30 and June 30, respectively, 1,642,177 and 1,632,627 outstanding at September 30 and June 30, respectively	28	28
Paid-in capital	17,588	17,522
Retained earnings - substantially restricted	25,531	24,978
Treasury stock - at cost; 1,213,599 and 1,212,549 shares at September 30 and June 30, respectively	(16,440)	(16,423)
Accumulated other comprehensive income	163	299
Total stockholders' equity	26,870	26,404
Total liabilities and stockholders' equity	$270,360	$268,556

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -- - - - -

	(Unaudited)
	Quarter Ended September 30,
	2003	2002
	(In thousands)
Interest Income:
Loans receivable	$3,163	$3,622
Investment securities	292	354
Mortgage-backed and related securities	70	27
Other interest-earning assets	36	54
Total interest income	3,561	4,057

Interest Expense:
Customer deposits	1,117	1,535
Borrowed funds	420	427
Total interest expense	1,537	1,962

Net interest income	2,024	2,095

Provision for loan losses	135	117
Net interest income after provision for loan losses	1,889	1,978

Noninterest Income:
Service charges and other fee income	440	258
Gain/(loss) on sale of property and equipment and real estate owned	(25)	19
Gain on sale of investments	-	8
Income from real estate operations	7	25
Insurance commissions	35	27
Income from bank-owned life insurance	67	-
Other	34	12
Total noninterest income	558	349

Noninterest Expense:
Compensation and employee benefits	867	814
Occupancy and equipment	270	241
Advertising	38	44
Deposit insurance premiums	-	8
Other	346	328
Total noninterest expense	1,521	1,435

Income before taxes	926	892

Income Tax Expense	307	313

Net income	$619	$579

Basic earnings per share	$0.38	$0.35
Diluted earnings per share	0.37	0.34
Dividends per share	0.04	0.04

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	Quarter Ended September 30,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$619	$579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	153	150
Amortization of intangible assets	17	15
Premium amortization	71	22
Increase in cash surrender value	(67)	-
Gain on sale of investments	-	(8)
(Gain)/loss on sale of real estate owned	25	(19)
Loss on loans, net of recoveries	135	117
Net change in operating accounts:
Accrued interest receivable and other assets	(196)	(384)
Deferred loan costs	8	6
Income taxes payable – current	66	164
Deferred income taxes payable	(10)	(18)
Accrued expenses	(174)	12
Net cash from operating activities	647	636

Cash flows from investing activities:
Proceeds from maturities of investment securities available-for-sale	250	4,750
Purchase of investment securities held-to-maturity	(406)	(4,158)
Proceeds from maturities of investment securities held-to-maturity	2,640	25
Net change in certificates of deposits purchased	100	200
Net change in loans receivable	4,402	(644)
Proceeds from maturities of mortgage-backed securities available-for-sale	665	234
Purchase of mortgage-backed securities held-to-maturity	-	(2,578)
Proceeds from maturities of mortgage-backed securities held-to-maturity	1,713	61
Purchases of property and equipment	(100)	(325)
Proceeds from sale of property and equipment	-	-
Proceeds from sale of real estate owned	128	324
Net cash from (used in) investing activities	9,392	(2111)

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	Quarter Ended September 30,
	2003	2002
	(In thousands)
Cash flows from financing activities:
Net change in demand deposits, savings accounts, and certificates of deposit	$1,563	$1,290
Proceeds from borrowed funds	-	320
Payments on borrowed funds	(16)	(18)
Proceeds from sale of common stock	54	5
Purchase of treasury stock	(17)	(317)
Cash dividends paid	(66)	(62)
Net cash from financing activities	1,518	1,218

Net increase in cash and cash equivalents	11,557	(257)

Cash and cash equivalents – beginning of period	23,313	20,461
Cash and cash equivalents - end of period	$34,870	$20,204

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	Quarter Ended September 30,
	2003	2002
	(In thousands)

Net income	$619	$579

Unrealized gains/(losses) on securities:

Gains/(losses) arising during period, net of tax	(136)	150

Reclassification adjustment, net of tax	-	(5)

Other comprehensive income/(loss)	(136)	145

Comprehensive income	$483	$724

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - Basis of Presentation

The consolidated interim financial statements as of September 30, 2003 included in this report have been prepared by First Bancshares, Inc. (Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the September 30, 2003 interim financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year. The June 30, 2003 Consolidated Statements of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

NOTE B - Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the Company. Dilutive potential common shares are added to weighted average shares used to compute basic earnings per share. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. For the periods presented, unreleased Employee Stock Ownership Plan (ESOP) shares are not considered outstanding for purposes of calculating earnings per share.

		Dilutive
	Weighted Average Number	Shares
	of Common Shares	Issuable
Quarter ended September 30, 2003	1,639,314	27,772
Quarter ended September 30, 2002	1,643,237	47,763

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE C – Employee Benefit Plans

During the quarter ended March 31, 2003, the Company amended its ESOP and changed its name to the First Home Savings Bank Employee Stock Ownership and 401(k) Plan.  The amended Plan covers all employees that are age 21 or older and have completed six months of service.  The Plan allows for discretionary contributions of Company stock.

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options.  Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company’s 1993 Stock Option and Incentive Plan has authorized the grant of options to certain officers, employees and directors for up to 304,174 shares of the Company’s common stock.  All options granted have 10 year terms and vest and become exercisable ratably over five years following the date of grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The effect of applying the fair value method required by SFAS No. 123 to the Company’s stock option awards results in net income and earnings per share that are not materially different from amounts reported in the consolidated statements of income.

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

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A summary of the Company’s stock option activity, and related information follows:

Three Months Ended

      Three Months Ended

September 30, 2003

September 30, 2002

Weighted

Weighted

Average

Exercise

Exercise

Options

Price

Options

Price

Outstanding –

  beginning of period

51,860

$

5.74

89,760

$

5.55

Granted

-

                -

               -

-

Exercised

(10,600)

5.11

(800)

5.00

Forfeited

-

-

-

-

Outstanding –

  end of period

41,260

5.91

88,960

5.54

Exercisable at end

  of period

37,260

5.48

82,960

5.23

Exercise prices for options outstanding as of September 30, 2003 ranged from $5.00 to $9.88.  The weighted-average remaining contractual life of those options is 1.39 years.

NOTE D - Treasury Stock

The Company has completed nine separate stock repurchase programs between March 9, 1994 and March 11, 2002. During those nine programs, a total of 1,076,664 shares of stock were acquired at a combined cost of $14.5 million. On January 30, 2002, a tenth repurchase program of 171,012 shares was initiated. As of November 9, 2003, 137,540 shares had been repurchased at a cost of $2.0 million. Treasury stock is shown at cost for financial statement presentation.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE E - Accounting Changes

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133.  This Statement is effective for contracts entered into or modified after June 30, 2003.  The adoption of this Statement did not have a material impact on the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.   The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this Statement did not have a material impact on the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This Interpretation of ARB No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities.  Interpretation No. 46 amends ARB No. 51 and establishes standards for determining under what circumstances a so-called variable interest entity should be consolidated with its primary beneficiary, including those to which the usual condition for consolidation does not apply.  This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The adoption of this Statement did not have a material impact on the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 2003, as well as certain material changes in results of operations during the three month periods ended September 30, 2003 and 2002.

The following narrative is written with the presumption that the users have read or have access to the Company s 2003 Form 10-KSB, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2003, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

This report contains certain “forward-looking statements.” The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all of such forward-looking statements. These forward-looking statements, which are included in Management’s Discussion and Analysis, describe future plans or strategies and include the Company’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements. The Company’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company’s market area and the country as a whole, loan delinquency rates and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of the Three Months ended September 30, 2003 to the Three Months Ended September 30, 2002

Financial Condition. Total assets increased $1.8 million during the quarter to $270.4 million at September 30, 2003. An $11.6 million increase in cash and cash equivalents was offset by reductions in net loans of $5.1 million and investments and mortgage-backed securities of $5.1 million. Customer deposits increased $1.6 million primarily in money market accounts.   Stockholders’ equity increased $500,000 through net income from the quarter offset by a decrease in other comprehensive income as a result of a decrease in the market value of investment securities and mortgage-backed securities categorized as available for sale.

Nonperforming assets of $3.8 million, or 1.40% of total assets at September 30, 2003 decreased from $4.8 million, or 1.78% of total assets, at June 30, 2003.

Net Income. Net income was $619,000, an increase of $40,000, or 6.91%, from $579,000 for the quarter ended September 30, 2002.  Net interest income after provision for loan losses decreased $89,000. During the quarter ended September 30, 2003, noninterest income increased $209,000 to $558,000, noninterest expense increased $86,000 to $1.5 million and income tax expense decreased $6,000 to $307,000.

Net Interest Income. Net interest income decreased $71,000, or 3.39%, to  $2.0 million for the quarter ended September 30, 2003 from $2.1 million for the quarter ended September 30, 2002. Interest income decreased $496,000 offset by a $425,000 decrease in interest expense.

Interest Income. Interest income decreased $496,000, or 12.22%, from $4.1 million for the quarter ended September 30, 2002 to $3.6 million for the quarter ended September 30, 2003. Interest income from loans receivable decreased $459,000 from $3.6 million for the quarter ended September 30, 2002 to $3.2 million for the quarter ended September 30, 2003. The decrease was attributable to a $13.9 million decrease in average loans outstanding combined with a decrease in the average yield from 7.60% for the quarter ended September 30, 2002 to 7.16% for the quarter ended September 30, 2003.  The decrease in average loans was the result of a continuing trend of loan payments and payoffs exceeding loan originations.  The decline in long-term rates has caused some of the Savings Bank’s customers to seek long-term fixed rate products that First Home does not offer.

Interest income from investment securities was $292,000 for the quarter ended September 30, 2003, a decrease of $62,000 from $354,000 for the quarter ended September 30, 2002. The effect of a higher balance in outstanding securities was more than offset by a lower average interest rate. Income from mortgage-backed securities increased by $43,000 to $70,000, which was attributable to a higher balance maintained in those securities. Income from other interest-earning assets decreased $18,000 from $54,000 for the quarter ended September 30, 2002 to $36,000 for the quarter ended September 30, 2003.  While there was a higher balance in other interest-earning assets, the average rate earned decreased from 1.26% for the quarter ended September 30, 2002 to 0.59% for the quarter ended September 30, 2003.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Interest Expense. Interest expense decreased $425,000, or 21.7%, from $2.0 million for the quarter ended September 30, 2002 to $1.5 million for the quarter ended September 30, 2003. Interest expense on customer deposits decreased $418,000 to $1.1 million.  The average rate paid on those deposits decreased from 3.12% for the quarter ended September 30, 2002 to 2.17% for the quarter ended September 30, 2003 while the average balance outstanding increased $8.5 million. A decrease in the average outstanding balance of Federal Home Loan Bank (FHLB) advances created a $7,000 decrease in interest expense.

Provision for Loan Losses. Loan loss provisions increased by $18,000, or 15.38%, from $117,000 for the quarter ended September 30, 2002 to $135,000 for the quarter ended September 30, 2003.  That increase was attributable to the increase in actual loans losses and increased foreclosure activity.  Actual loan losses, net of recoveries, were $131,000 for the quarter ended September 30, 2003 compared to $30,000 for the quarter ended September 30, 2002.

Noninterest Income. Noninterest income increased by $209,000, or 59.9%, from $349,000 for the quarter ended September 30, 2002 to $558,000 for the quarter ended September 30, 2003. Service charges and other fee income from transaction accounts increased $182,000 to $440,000. During the quarter ended September 30, 2003, there were losses totaling $25,000 on the sale or write-down of foreclosed real estate compared to $19,000 net gains on the sales of foreclosed real estate during the comparable quarter in 2002. Also contributing to the increase in noninterest income during the quarter ended September 30, 2003 was income from the increase in cash surrender value of bank-owned life insurance (purchased in June 2003) of $67,000.

Noninterest Expense. Noninterest expense was $1.5 million for the quarter ended September 30, 2003, an increase of $86,000, or 5.99%, from $1.4 million for the quarter ended September 30, 2002. Employee compensation increased $53,000 to $867,000 as a result of salary increases and defined benefit plan funding offset slightly by decreased group health insurance premiums and self insurance costs.  Occupancy and equipment expense increased $48,000 to $270,000 primarily as a result of increases in expense of prepaid annual maintenance agreements on the addition of ATMs and enhancement of computer equipment.

Deposit insurance premiums decreased from $8,000 for the quarter ended September 30, 2002 to none for the quarter ended September 30, 2003.  First Home Savings Bank (First Home or the Savings Bank) received a credit relating to the purchase of the Crane and Galena branches to use against current premiums.

During the quarter ended September 30, 2003, other noninterest expenses increased $14,000 to $298,000; increases of $11,000 were incurred for the ongoing marketing support for the ‘bounce protection’ program and $20,000 in losses on checking accounts were offset by decreases in office supplies and insurance of $8,000 each; and  advertising expense decreased $6,000 to $38,000.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Net Interest Margin. Net interest margin decreased from 3.41% for the three months ended September 30, 2002 to 3.23% for the three months ended September 30, 2003. Income from earning assets decreased $496,000, or 12.22%, between the two quarters while interest expense decreased $425,000, or 21.66%. The average earning asset base increased $5.1 million, or 2.07%, which was offset by a $7.7 million, or 3.39%, increase in the average interest-bearing liability base.

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

First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from a FHLB line of credit can be drawn as an alternative source of funds. During the period presented, First Home used its sources of funds primarily to fund loan commitments, and pay maturing savings certificates and deposit withdrawals. At September 30, 2003, First Home had approved loan commitments totaling $1.5 million and undisbursed loans in process of $2.6 million.

Liquid funds necessary for normal daily operations of First Home are maintained in three working checking accounts, a daily time account with the FHLB of Des Moines. It is the Savings Bank's current policy to maintain adequate collected balances in those three checking accounts to meet daily operating expenses, customer withdrawals, and fund loan demand. Funds received from daily operating activities are deposited, on a daily basis, in one of the working checking accounts and transferred, when appropriate, to daily time to enhance income or to reduce any outstanding line-of-credit advance from the FHLB or purchase investment securities.

Normal daily operating expenses are expected to remain constant. Noninterest expense as a percentage of average assets at 2.3% is also expected to remain  constant. Interest expense is expected to basically remain steady to decreasing slightly.  While the deposit base is expected to remain constant or increase somewhat, the average interest rates paid on new and renewed accounts is expected to decrease.  The balance in outstanding loans is expected to decrease slightly combined with a decrease in the rates earned on new and existing adjustable rate loans.

At September 30, 2003, certificates of deposit amounted to $109.9 million, or 51% of First Home's total deposits, including $42.4 million of fixed rate certificates scheduled to mature within 12 months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and FHLB advances and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at September 30, 2003.

	(Unaudited)
		Percent of Adjusted
	Amount	Total Assets
	(Dollars in thousands)

Tangible capital	$22,459	8.4%
Tangible capital requirement	3,997	1.5
Excess	$18,462	6.9%

Core capital	$22,459	8.4%
Core capital requirement	10,658	4.0
Excess	$11,801	4.4%

Risk-based capital	$22,885	13.4%
Risk-based capital requirement	13,626	8.0
Excess	$ 9,259	5.4%

ITEM 3.

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (Act) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)

Changes in Internal Controls:  In the quarter ended September 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 Neither the Registrant nor the Savings Bank is a party to any material legal proceedings at this time. From time to time the Savings Bank is involved in various claims and legal actions arising in the ordinary course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 3.1

Articles of Incorporation of First Bancshares, Inc.*

3.2

Bylaws of First Bancshares, Inc.*

10.2

First Home Savings Bank 1994 Employee Stock Ownership Plan*

10.3

First Bancshares, Inc. 1993 Stock Option Plan**

10.4

First Home Savings Bank Management Recognition and Development Plan**

a.1

Employment Agreement with Charles W. Schumacher (incorporated by reference to the Form 10KSB filing for the fiscal year ended June 30, 2001)

a.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

a.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________

*

Incorporated by reference to the Company’s Registration Statement on Form S-1 File No. 33-69886.

**

Incorporated by reference to the Company’s 1994 Annual Meeting Proxy Statement dated September 14, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Bancshares, Inc.

Date: November 14, 2003

By: /s/ Stephen H. Romines

Stephen H. Romines

Chairman, President and CEO

By: /s/ Susan J. Uchtman

Susan J. Uchtman

CFO

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen H. Romines, President and Chief Executive Officer, certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB of First Bancshares, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

1.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	November 14, 2003
Stephen H. Romines
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Susan J. Uchtman, Chief Financial Officer, certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB of First Bancshares, Inc.;

1.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

2.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

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

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	November 14, 2003
Susan J. Uchtman
Chief Financial Officer

#

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

OF FIRST BANCSHARES, INC.

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with this Quarterly Report on Form 10-QSB, that:

•

The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

•

The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: November 14, 2003
Stephen H. Romines
Chief Executive Officer

Date: November 14, 2003	Susan J. Uchtman
Chief Financial Officer