Form 10QSB
period 2003-12-31
FIRST BANCSHARES INC /MO/
filed 2004-02-13
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-QSB

_________________________________

(Mark One)

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 2003

or

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

1,665,872 shares outstanding on February 5, 2004

Transitional Small Business Disclosure Format (check one): Yes              No   X

FIRST BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-QSB

December 31, 2003

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
SIGNATURES
EXHIBIT 31.1. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT 32. CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	December 31,	June 30,
	2003	2003
	(In thousands)
ASSETS
Cash and cash equivalents, including interest-bearing accounts of $21,752 at December 31 and $18,158 at June 30	$26,149	$23,313
Certificates of deposit	4,496	4,783
Investment securities available-for-sale, at fair value	10,913	11,660
Investment securities held-to-maturity (estimated fair value $34,006 at December 31 and $21,638 at June 30)	33,874	21,414
Investment in Federal Home Loan Bank stock, at cost	1,904	1,901
Mortgage-backed certificates available-for-sale, at fair value	3,965	2,613
Mortgage-backed certificates held-to-maturity (estimated fair value $6,411 at December 31 and $9,682 at June 30)	6,491	9,665
Loans receivable held-for-investment, net (includes reserves for loan losses of $1,154 at December 31 and $1,131 at June 30)	169,480	176,720
Accrued interest receivable	1,679	1,701
Prepaid expenses	329	97
Property and equipment, less accumulated depreciation and valuation reserves	8,233	8,341
Intangible assets, less accumulated amortization	515	549
Real estate owned	475	282
Bank-owned life insurance – cash surrender value	5,634	5,500
Other assets	165	17
Total assets	$274,302	$268,556

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits	$216,767	$211,664
Advances from Federal Home Loan Bank	29,154	29,352
Accrued expenses and accounts payable	801	976
Income taxes payable	128	33
Deferred income taxes	-	127
Total liabilities	246,850	242,152
Commitments and contingencies	-	-
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value; 8,000,000 shares authorized, 2,888,036 and 2,845,176 issued at December 31 and June 30, respectively, 1,666,872 and 1,632,627 outstanding at December 31 and June 30, respectively	29	28
Paid-in capital	17,761	17,522
Retained earnings - substantially restricted	26,193	24,978
Treasury stock - at cost; 1,221,164 and 1,212,549 shares at December 31 and June 30, respectively	(16,595)	(16,423)
Accumulated other comprehensive income	64	299
Total stockholders' equity	27,452	26,404
Total liabilities and stockholders' equity	$274,302	$268,556

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -- - - - -

	(Unaudited)		(Unaudited)
	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
	(Dollars in thousands)
Interest Income:
Loans receivable	$2,971	$3,565	$6,134	$7,187
Investment securities	334	349	626	704
Mortgage-backed and related securities	77	37	147	63
Other interest-earning assets	44	50	80	104
Total interest income	3,426	4,001	6,987	8,058

Interest Expense:
Customer deposits	1,038	1,394	2,155	2,929
Borrowed funds	415	425	835	852
Total interest expense	1,453	1,819	2,990	3,781
Net interest income	1,973	2,182	3,997	4,277

Provision for loan losses	15	72	150	189
Net interest income after
provisions for losses	1,958	2,110	3,847	4,088

Noninterest Income:
Service charges and other fee income	452	440	892	698
Income from real estate operations	7	29	14	54
Insurance commissions	26	31	61	58
Gain on investments	138	-	138	8
Gain (loss) on sale of property and equipment and real estate owned	(5)	-	(30)	19
Income from bank-owned life insurance	67	-	134	-
Other	21	19	55	32
Total noninterest income	706	519	1,264	869

Noninterest Expense:
Compensation and employee benefits	927	958	1,794	1,771
Occupancy and equipment	287	228	557	469
Advertising	19	36	57	80
Deposit insurance premiums	8	9	8	17
Other	367	387	713	716
Total noninterest expense	1,608	1,618	3,129	3,053

Income before taxes	1,056	1,011	1,982	1,904
Income Taxes	328	345	635	658

Net income	$728	$666	$1,347	$1,246

Earnings per share - basic	.44	.41	.82	.76
Earnings per share - diluted	.44	.40	.82	.74
Dividends per share	.04	.04	.08	.08

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

-

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,347	$1,246
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	328	292
Amortization	34	31
Premium amortization	94	69
Gain on sale of investments	(138)	(8)
Increase in cash surrender value	(134)	-
(Gain)/loss on sale of real estate owned	30	(19)
Loss on loans, net of recoveries	150	189
Release of ESOP shares	-	-
Net change in operating accounts:
Accrued interest receivable and other assets	(215)	(244)
Deferred loan costs	9	12
Income taxes payable - current	130	168
Deferred income tax payable	6	(59)
Accrued expenses	(175)	(22)
Net cash from operating activities	1,466	1,655

Cash flows from investing activities:
Purchase of investment securities held-to-maturity	(17,403)	(9,883)
Purchase of investment securities available-for-sale	(1,399)	(1,000)
Purchase of Federal Home Loan Bank stock	(3)	-
Proceeds from sale of investment securities available-for-sale	425	-
Proceeds from maturities of investment securities
available-for-sale	1,500	10,900
Proceeds from maturities of investment securities
held-to-maturity	4,929	63
Net change in certificates of deposit	307	200
Net change in loans receivable	6,553	3,175
Purchase of mortgage-backed certificates available-for-sale	(2,550)	(3,596)
Proceeds from maturities of mortgage-backed
certificates available-for-sale	1,169	1,002
Proceeds from maturities of mortgage-backed
certificates held-to-maturity	3,094	-
Purchases of property and equipment	(220)	(463)
Proceeds from sale of property and equipment	-	-
Proceeds from sale of real estate owned	305	418
Purchase of other assets	(143)	-
Net cash from/(used in) investing activities	(3,436)	816

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	2003	2002
	(Dollars in thousands)
Cash flows from financing activities:
Net change in demand deposits, savings accounts,
and certificates of deposit	$5,103	$6,156
Proceeds from borrowed funds	-	320
Payments on borrowed funds	(198)	(769)
Proceeds from sale of common stock	205	129
Purchase of treasury stock	(172)	(381)
Cash dividends paid	(132)	(128)
Net cash from financing activities	4,806	5,327

Net increase in cash and cash equivalents	2,836	7,798

Cash and cash equivalents -
beginning of period	23,313	20,461
Cash and cash equivalents -
end of period	$26,149	$28,259

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)		(Unaudited)
	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
	(Dollars in thousands)

Net income	$ 728	$ 666	$ 1,347	$ 1,246

Unrealized gains/(losses) on securities
Gains/(losses) arising during period, net of tax	(99186)	(27)	(235322)	123
Reclassification adjustment, net of tax	-87	-	-87	(5)

Other comprehensive income/(loss)	(99)	(27)	(235)	118

Comprehensive income	$629	$ 639	$ 1,112	$ 1,364

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - Basis of Presentation

The consolidated interim financial statements as of December 31, 2003 included in this report have been prepared by First Bancshares, Inc. (Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 2003 interim financial statements. The results of operations for the periods ended December 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year. The June 30, 2003 Consolidated Statements of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

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

		Dilutive
	Weighted Average Number	Shares
	of Common Shares	Issuable
Quarter ended December 31, 2003	1,649,213	5,102
Quarter ended December 31, 2002	1,631,899	39,572

Six Months ended December 31, 2003	1,644,263	4,847
Six Months ended December 31, 2002	1,637,605	39,232

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE C – Employee Benefit Plans

During the quarter ended March 31, 2003, the Company amended its ESOP and changed its name to the First Home Savings Bank Employee Stock Ownership and 401(k) Plan.  The amended Plan covers all employees that are age 21 or older and have completed six months of service.  The Plan allows for discretionary contributions of cash and/or Company stock.

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

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A summary of the Company’s stock option activity, and related information follows:

Three Months Ended

      Three Months Ended

December 31, 2003

December 31, 2002

Weighted

Weighted

Average

Average

Exercise

Exercise

Options

Price

Options

Price

Outstanding –

  beginning of period

41,260

$

5.91

88,960

$

5.54

Granted

-

                -

               -

-

Exercised

(32,260)

5.07

(15,150)

5.04

Forfeited

-

-

-

-

Outstanding –

  end of period

9,000

8.90

73,810

5.65

Exercisable at end

  of period

5,000

8.13

67,810

5.27

Six Months Ended

      Six Months Ended

December 31, 2003

December 31, 2002

Weighted

Weighted

Average

Average

Exercise

Exercise

Options

Price

Options

Price

Outstanding –

  beginning of period

51,860

$

5.74

89,760

$

5.55

Granted

-

                -

               -

-

Exercised

(42,860)

5.08

(15,950)

5.04

Forfeited

-

-

-

-

Outstanding –

  end of period

9,000

8.90

73,810

5.65

Exercisable at end

  of period

5,000

8.13

67,810

5.27

Exercise prices for options outstanding as of December 31, 2003 ranged from $5.38 to $9.88.  The weighted-average remaining contractual life of those options is 4.89 years.

NOTE D - Treasury Stock

The Company has completed nine separate stock repurchase programs between March 9, 1994 and March 11, 2002. During those nine programs, a total of 1,076,664 shares of stock were acquired at a combined cost of $14.5 million. On January 30, 2002, a tenth repurchase program of 171,012 shares was initiated. As of February 6, 2004, 144,240 shares had been repurchased at a cost of $2.0 million. Treasury stock is shown at cost for financial statement presentation.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This Interpretation of ARB No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities.  Interpretation No. 46 amends ARB No. 51 and establishes standards for determining under what circumstances a so-called variable interest entity should be consolidated with its primary beneficiary, including those to which the usual condition for consolidation does not apply.  This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginningending after June December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The adoption of this Statement did not have a material impact on the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 2003, as well as certain material changes in results of operations during the six month periods ended December 31, 2003 and 2002.

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

Comparison of the Three Months ended December 31, 2003 to the Three Months Ended December 31, 2002

Financial Condition. During the quarter ended December 31, 2003, total assets increased $3.9 million to $274.3 million. A $14.4 million increase in investment securities was offset by reductions in cash of $8.7 million and net loans of $2.2 million. Customer deposits increased $3.5 million comprised of $5.5 million in local government funds offset by a reduction in money market accounts and fixed rate certificates.   It is anticipated Tthe local government funds will be withdrawn in the next several months.  Stockholders’ equity increased $580,000 through net income from the quarter and additional paid-in capital from the exercise of stock options which were scheduled to expire at the end of December.  Theose increases were offset by a decrease in other comprehensive income as a result of a decrease in the market value of investment securities and mortgage-backed securities categorized as available for sale.

Nonperforming assets of $4.1 million, or 1.50% of total assets at December 31, 2003 increased slightly from $3.8 million, or 1.40% of total assets, at September 30, 2003.

Net Income. Net income for the quarter ended December 31, 2003 was $728,000, an increase of $62,000, or 9.31%, from $666,000 for the quarter ended December 31, 2002.  Net interest income after provision for loan losses decreased $152,000. During the quarter ended December 31, 2003, noninterest income increased $187,000 to $706,000, noninterest expense decreased $10,000 to $1.6 million and income tax expense decreased $17,000 to $328,000.

Net Interest Income. Net interest income decreased $209,000, or 9.58%, to $2.0 million for the quarter ended December 31, 2003 from $2.2 million for the quarter ended December 31, 2002. A $575,000 decrease in interest income was offset by a $366,000 decrease in interest expense.

Interest Income. During the quarter ended December 31, 2003, interest income decreased $575,000, or 14.37%, from $4.0 million for the quarter ended December 31, 2002 to $3.4 million for the quarter ended December 31, 2003. Interest income from loans receivable decreased $594,000 from $3.6 million for the quarter ended December 31, 2002 to $3.0 million for the quarter ended December 31, 2003. The decrease was attributable to a $17.4 million decrease in average loans outstanding combined with a decrease in the average yield from 7.61% for the quarter ended December 31, 2002 to 7.11% for the quarter ended December 31, 2003.  The decrease in average loans was the result of a continuing trend of loan payments and payoffs exceeding loan originations.  The decline in long-term rates has caused some of the Savings Bank’s customers to seek long-term fixed rate products that First Home does not offer.

Also included in the decrease in interest income from loans was an $86,000 write- off of accrued interest on a series of related commercial loans.  The accrued interest and any future interest was deemed to be uncollectible, therefore these loans were placed on nonaccrual status.

Interest income from investment securities for the quarter ended December 31, 2003 was $334,000, a decrease of $15,000 from $349,000 for the quarter ended December 31, 2002. The effect of a higher balance in outstanding securities was more than offset by a lower average interest rate. Income from mortgage-backed securities increased by $40,000 to $77,000, which was attributable to a higher balance maintained in those securities. Income from other interest-earning assets decreased $6,000 from $50,000 for the quarter ended December 31, 2002 to $44,000 for the quarter ended December 31, 2003.  While there was a higher balance in other interest-earning assets, the average rate earned decreased from 1.00% for the quarter ended December 31, 2002 to 0.63% for the quarter ended December 31, 2003.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Interest Expense. During the quarter ended December 31, 2003, interest expense decreased $366,000, or 20.12%, from $1.8 million for the quarter ended December 31, 2002 to $1.4 million for the quarter ended December 31, 2003. Interest expense on customer deposits decreased $356,000 to $1.0 million for the quarter ended December 31, 2003.  The average rate paid on those deposits decreased from 2.78% for the quarter ended December 31, 2002 to 2.02% for the quarter ended December 31, 2003 while the average balance outstanding increased $5.6 million. A decrease in the average outstanding balance of Federal Home Loan Bank (FHLB) advances created a $10,000 decrease in interest expense.

Provision for Loan Losses. Loan loss provisions decreased $57,000 from $72,000 for the quarter ended December 31, 2002 to $15,000 for the quarter ended December 31, 2003.  Recoveries exceeded charge-offs during the quarter and there were no significant changes in variables used to calculate reserves to warrant an additional provision.  During the quarter ended December 31, 2003 recoveries exceeded actual loan losses by $5,000 compared to actual loan losses, net of recoveries, of $65,000 for the quarter ended December 31, 2002.

Noninterest Income. Noninterest income during the quarter ended December 31, 2003 increased $187,000, or 36.0%, from $519,000 for the quarter ended December 31, 2002 to $706,000 for the quarter ended December 31, 2003. Service charges and other fee income from transaction accounts increased $12,000 to $4532,000. During the quarter ended December 31, 2003, there were losses totaling $5,000 on the sale or write-down of foreclosed real estate with no comparable gains or losses during the quarter ended December 31, 2002. Also contributing to the increase in noninterest income during the quarter ended December 31, 2003 was income from the increase in cash surrender value of bank-owned life insurance (purchased in June 2003) of $67,000.  Income from real estate operations decreased $22,000 due to lack of rent income on a commercial building for two months of the quarter and additional repairs expense on two other properties.

During the quarter ended December 31, 2003, common stock in a Missouri savings and loan holding company undergoing an acquisition was redeemed with a $138,000 gain.

Noninterest Expense. Noninterest expense was $1.6 million for the quarters ended December 31, 2003 and December 31, 2002, respectively. Employee compensation decreased $31,000 to $927,000 as a result of decreases of a $39,000 decrease in compensated absences, a $35,000 in group health insurance premiums and self insurance costs and a decrease salaries and related payroll taxes of $22,000.  Theose decreases were partially offset by an increase in defined benefit plan funding of $65,000. Occupancy and equipment expense increased $59,000 to $287,000 primarily as a result of increases in expense of prepaid annual maintenance agreements on the addition of ATMs and enhancement of computer programs.

Advertising decreased $17,000 to $19,000 for the quarter ended December 31, 2003.  The Savings Bank began using prepaid newpaper advertising which produces a significant savings over paying when the ads are actually run.

Other noninterest expenses decreased $20,000 to $367,000; a $20,000 increase in losses on checking accounts were offset by decreases of $134,000 in office supplies and $26,000 in start-up expenses for the investment company.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Net Interest Margin. Net interest margin decreased from 3.54% for the three months ended December 31, 2002 to 3.15% for the three months ended December 31, 2003. Income from earning assets decreased $575,000, or 14.37%, between the two quarters while interest expense decreased $366,000, or 20.12%. The average earning asset base increased $3.5 million, or 1.42%, which was offset by a $4.9 million, or 2.16%, increase in the average interest-bearing liability base.

Comparison of the Six Months ended December 31, 2003 to the Six Months ended December 31, 2002

     Financial Condition.  Total assets increased $5.7 million during the six months ended December 31, 2003 to $274.3 million. Investment securities increased $11.7 million, cash and cash equivalents increased $2.8 million while net loans decreased $7.2 million and mortgage-backed certificates decreased $1.8 million. Customer deposits increased $5.1 million.

     Nonperforming assets increased $0.5 million during the six months to $4.1 million at December 31, 2003.

     Net income.  Net income increased $101,000, or 8.1% from $1,246,000 for the six months ended December 31, 2002 to $1,347,000 for the six months ended December 31, 2003.  Net interest income, after provision for loan losses, decreased $241,000, or 5.9%.  Noninterest income increased $395,000 which was slightly offset by a $76,000 increase in noninterest expense.  Income taxes decreased $23,000.

     Net interest income.  Net interest income decreased $280,000 from $4,277,000 for the six months ended December 31, 2002 to $3,997,000 for the six months ended December 31, 2003.  The indecrease resulted from a $1,071,000 decrease in interest income combined with a $791,000 decrease in interest expense.

     Interest income.  Total interest income of $6,987,000 for the six months ended December 31, 2003 decreased $1,071,000, or 13.29%, from $8,058,000 for the six months ended December 31, 2002.  Interest income from loans receivable decreased $1,053,000 attributable to a lower outstanding balance combined with a lower average yield.  Included in the decrease is also the write-off of accrued interest discussed in the three month comparison above.  Income from investment securities decreased $78,000 resulting from a combination of a lower yield on the portfolio slightly offset by a higher average balance.  Income from other earning assets decreased $24,000 as a lower rate was paid on a higher balance maintained in those accounts.  Interest income on mortgage-backed securities increased $84,000 as the portfolio increased.

     Interest expense.  Interest expense decreased $791,000, or 20.9%, from $3,781,000 for the six months ended December 31, 2002 to $2,990,000 for the six months ended December 31, 2003.  Interest expense on customer deposits decreased $774,000, or 26.4%, attributable to lower rates paid on a higher outstanding balance.  Interest expense on FHLB advances decreased $17,000 resulting from a decrease in the outstanding balance of the advances.

 FIRST BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

     Provision for loan losses.  Provision for loan losses was $150,000 for the six months ended December 31, 2003, a decrease of $439,000 from $189,000 for the six months ended December 31, 2002.  Actual loan losses, net of recoveries, were $1267,000 for the six months ended December 31, 2003 and $102,000 for the six months ended December 31, 2002.

.

     Noninterest income.  Noninterest income increased $395,000, or 45.5%, from $869,000 for the six months  ended December 31, 2002 to $1,264,000 for the six months ended December 31, 2003.  The increase included a $194,000, or 27.8% increase in service charges and fee income from the ‘overdraft protection’ program which began in October 2002.  Also contributing to the increase in noninterest income during the six months ended December 31, 2003 was income from the increase in cash surrender value of bank-owned life insurance (purchased in June 2003) of $134,000.  Income from real estate operations decreased $40,000 due to lack of rent income on a commercial building for four of the six months and additional repairs expense on two other properties.  During the six months ended December 31, 2003, there were losses totaling $30,000 on the sale or write-down of foreclosed real estate compared to $19,000 net gains on the sales of foreclosed real estate during the comparable quarter in 2002.

During the six months ended December 31, 2003, common stock in a Missouri savings and loan holding company undergoing an acquisition was redeemed with a $138,000 gain.

     Noninterest expense.  Noninterest expense increased $76,000, or 2.5%, from $3,053,000 for the six months ended December 31, 2002 to $3,129,000 for the six months ended December 31, 2003.  Compensation and employee benefits increased $23,000.  That net increase was comprised of an increase in defined benefit plan funding of $95,000, and normal salary increases of $22,000 offset by a $42,000 decrease in compensated absences, and a $47,000 decrease in group health insurance premiums and self insurance costs and $5,000 in various other employee related expenses.

Occupancy and equipment expense increased $88,000 due to expenses primarily as a result of increases in prepaid annual maintenance agreements on the addition of ATMs and enhancement of computer programs.

Other noninterest expenses decreased $23,000 to $713,000; a $40,000 increase in losses on checking accounts and a $5,000 increase in charitable contributions were offset by decreases of $212,000 in office supplies and $26,000 in start-up expenses for the investment company.

     Net Interest Margin.  The net interest margin of 3.49% for the six months ended December 31, 2002 deincreased  to 3.20% for the six months ended December 31, 2003.  Income from earning assets decreased $1,071,000, or 13.29%, while interest expense decreased $791,000, or 20.9%.  The average earning asset base increased $4.2 million, or 1.7%.  The average interest-bearing liability base increased $6.3 million, or 2.77%.

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

First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from a FHLB line of credit can be drawn as an alternative source of funds. During the period presented, First Home used its sources of funds primarily to fund loan commitments, and pay maturing savings certificates and deposit withdrawals. At December 31, 2003, First Home had approved loan commitments totaling $500,000 and undisbursed loans in process of $2.6 million.

Liquid funds necessary for normal daily operations of First Home are maintained in three working checking accounts and, a daily time account with the FHLB of Des Moines. It is the Savings Bank's current policy to maintain adequate collected balances in those three checking accounts to meet daily operating expenses, customer withdrawals, and fund loan demand. Funds received from daily operating activities are deposited, on a daily basis, in one of the working checking accounts and transferred, when appropriate, to daily time to enhance income or to reduce any outstanding line-of-credit advance from the FHLB or purchase investment securities.

Normal daily operating expenses are expected to remain constant. Noninterest expense (on an annualized basis) as a percentage of average assets at 2.3% is also expected to remain constant. Interest expense is expected to basically remain steady to decreasing slightly.  While the deposit base is expected to remain constant or decrease somewhat, the average interest rates paid on new accounts is expected to remain constant and on renewed accounts is expected to decrease.  The balance in outstanding loans is expected to decrease slightly while the rates earned on new and existing adjustable rate loans will remain steady.

At December 31, 2003, certificates of deposit amounted to $110.2 million, or 50% of First Home's total deposits, including $42.4 million of fixed rate certificates scheduled to mature within 12 months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and FHLB advances and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at December 31, 2003.

	(Unaudited)
		Percent of Adjusted
	Amount	Total Assets
	(Dollars in thousands)

Tangible capital	$21,145	7.8%
Tangible capital requirement	4,063	1.5
Excess	$17,082	6.3%

Core capital	$21,145	7.8%
Core capital requirement	10,833	4.0
Excess	$10,312	3.8%

Risk-based capital	$21,571	12.8%
Risk-based capital requirement	13,461	8.0
Excess	$ 8,110	4.8%

ITEM 3.

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (Act)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)

Changes in Internal Controls:  In the quarter ended December 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Date: February 13, 2004

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

Date:	February 13, 2004
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

Date:	February 13, 2004
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

Date: February 13, 2004
Stephen H. Romines
Chief Executive Officer

Date: February 13, 2004	Susan J. Uchtman
Chief Financial Officer