Form 10QSB/A
period 2004-03-31
FIRST BANCSHARES INC /MO/
filed 2004-05-24
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-QSB

_________________________________

(Mark One)

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending  March 31, 2004

or

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

1,656,519 shares outstanding on May 10, 2004

Transitional Small Business Disclosure Format (check one): Yes              No   X

FIRST BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-QSB

March 31, 2004

INDEX	PAGE
PART I-FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)	1
CONSOLIDATED STATEMENTS OF INCOME (unaudited)	2
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)	3-4
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)	5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	6-10
ITEM 2 - MANAGEMENT S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	11-18
ITEM 3 – CONTROLS AND PROCEDURES	19
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	20
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	20
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20
ITEM 5. OTHER INFORMATION	20
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	20
SIGNATURES
EXHIBIT 31.1. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT 32. CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	March 31,	June 30,
	2004	2003
	(In thousands)
ASSETS
Cash and cash equivalents, including interest-bearing accounts of $21,349 at March 31 and $18,158 at June 30	$25,858	$23,313
Certificates of deposit	5,386	4,783
Investment securities available-for-sale, at fair value	10,595	11,660
Investment securities held-to-maturity (estimated fair value $30,920 at March 31 and $21,638 at June 30)	30,627	21,414
Investment in Federal Home Loan Bank stock, at cost	1,904	1,901
Mortgage-backed certificates available-for-sale, at fair value	3,510	2,613
Mortgage-backed certificates held-to-maturity (estimated fair value $5,356 at March 31 and $9,682 at June 30)	5,384	9,665
Loans receivable held-for-investment, net (includes reserves for loan losses of $1,212 at March 31 and $1,131 at June 30)	167,895	176,720
Accrued interest receivable	1,738	1,701
Prepaid expenses	252	97
Property and equipment, less accumulated depreciation and valuation reserves	8,522	8,341
Intangible assets, less accumulated amortization	498	549
Real estate owned	173	282
Bank-owned life insurance – cash surrender value	5,699	5,500
Other assets	154	17
Total assets	$268,195	$268,556

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits	$210,181	$211,664
Advances from Federal Home Loan Bank	29,137	29,352
Accrued expenses and accounts payable	812	976
Income taxes payable	361	33
Deferred income taxes	4	127
Total liabilities	240,495	242,152
Commitments and contingencies	-	-
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value; 8,000,000 shares authorized, 2,891,036 and 2,845,176 issued at March 31 and June 30, respectively, 1,657,619 and 1,632,627 outstanding at March 31 and June 30, respectively	29	28
Paid-in capital	17,801	17,522
Retained earnings - substantially restricted	26,612	24,978
Treasury stock - at cost; 1,233,417 and 1,212,549 shares at March 31 and June 30, respectively	(16,840)	(16,423)
Accumulated other comprehensive income	98	299
Total stockholders' equity	27,700	26,404
Total liabilities and stockholders' equity	$268,195	$268,556

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -- - - - -

	(Unaudited)		(Unaudited)
	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(Dollars in thousands)
Interest Income:
Loans receivable	$2,933	$3,335	$9,067	$10,522
Investment securities	362	325	988	1,028
Mortgage-backed and related securities	77	47	224	111
Other interest-earning assets	40	65	120	169
Total interest income	3,412	3,772	10,399	11,830

Interest Expense:
Customer deposits	990	1,294	3,146	4,223
Borrowed funds	410	410	1,244	1,262
Total interest expense	1,400	1,704	4,390	5,485
Net interest income	2,012	2,068	6,009	6,345

Provision for loan losses	116	75	266	265
Net interest income after
provisions for losses	1,896	1,993	5,743	6,080

Noninterest Income:
Service charges and other fee income	444	430	1,336	1,128
Income from real estate and other operations	8	25	21	79
Insurance commissions	27	31	88	89
Gain on investments	40	-	178	8
Gain (loss) on sale of property and equipment and real estate owned	(15)	(26)	(46)	(7)
Income from bank-owned life insurance	64	-	198	-
Other	23	31	80	63
Total noninterest income	591	491	1,855	1,360

Noninterest Expense:
Compensation and employee benefits	1,037	892	2,831	2,653
Occupancy and equipment	276	254	834	724
Advertising	53	47	110	127
Deposit insurance premiums	8	10	16	26
Other	397	392	1,110	1,117
Total noninterest expense	1,771	1,595	4,901	4,647

Income before taxes	716	889	2,697	2,793
Income Taxes	232	302	867	960

Net income	$484	$587	$1,830	$1,833

Earnings per share - basic	.29	.36	1.11	1.12
Earnings per share - diluted	.29	.35	1.11	1.10
Dividends per share	.04	.04	.12	.12

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

-

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,830	$1,833
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	494	440
Amortization	51	48
Premium amortization	134	114
Gain on sale of investments	(178)	(8)
Increase in cash surrender value	(199)	-
Gain on sale of equipment	(3)	-
Loss on sale of real estate owned	48	7
Loss on loans, net of recoveries	266	265
Net change in operating accounts:
Accrued interest receivable and other assets	(186)	(227)
Deferred loan costs	13	22
Income taxes payable – current	378	460
Deferred income tax payable	(11)	(76)
Accrued expenses	(164)	31
Net cash from operating activities	2,473	2,909

Cash flows from investing activities:
Purchase of investment securities held-to-maturity	(20,393)	(16,205)
Purchase of investment securities available-for-sale	(3,896)	(1,358)
Purchase of Federal Home Loan Bank stock	(3)	-
Proceeds from sale of investment securities available-for-sale	1,173	-
Proceeds from maturities of investment securities
available-for-sale	3,650	12,150
Proceeds from maturities of investment securities
held-to-maturity	11,174	3,979
Net change in certificates of deposit	(603)	(800)
Net change in loans receivable	7,869	9,552
Purchase of mortgage-backed certificates available-for-sale	(2,550)	(4,885)
Proceeds from maturities of mortgage-backed
certificates available-for-sale	1,625	1,753
Proceeds from maturities of mortgage-backed
certificates held-to-maturity	4,184	-
Purchases of property and equipment	(309)	(576)
Proceeds from sale of equipment	12	-
Proceeds from sale of real estate owned	363	496
Purchase of other assets	(143)	-
Net cash from/(used in) investing activities	2,153	(4,106)

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	2004	2003
	(Dollars in thousands)
Cash flows from financing activities:
Net change in demand deposits, savings accounts,
and certificates of deposit	$(1,483)	$7,477
Proceeds from borrowed funds	-	320
Payments on borrowed funds	(215)	(985)
Proceeds from sale of common stock	230	178
Purchase of treasury stock	(417)	(615)
Cash dividends paid	(196)	(193)
Net cash from/(used in) financing activities	(2,081)	6,182

Net increase in cash and cash equivalents	2,545	13,197

Cash and cash equivalents -
beginning of period	23,313	20,461
Cash and cash equivalents -
end of period	$25,858	$33,658

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)		(Unaudited)
	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(Dollars in thousands)

Net income	$ 484	$ 587	$ 1,830	$ 1,833

Unrealized gains/(losses) on securities
Gains/(losses) arising during period, net of tax	9	(42)	(313)	81
Reclassification adjustment, net of tax	25	-	112	(5)

Other comprehensive income/(loss)	34	(42)	(201)	76

Comprehensive income	$ 518	$ 545	$ 1,629	$ 1,909

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - Basis of Presentation

The consolidated interim financial statements as of March 31, 2004 included in this report have been prepared by First Bancshares, Inc. (Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 2004 interim financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year. The June 30, 2003 Consolidated Statements of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

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

	Weighted Average Number	Dilutive Shares
	Of Common Shares	Issuable
Quarter ended March 31, 2004	1,663,151	3,326
Quarter ended March 31, 2003	1,635,119	37,644

Nine Months ended March 31, 2004	1,650,559	3,201
Nine Months ended March 31, 2003	1,636,789	35,314

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

The Company’s 1993 Stock Option and Incentive Plan authorized the grant of options to certain officers, employees and directors for up to 304,174 shares of the Company’s common stock.  All options granted have 10 year terms and vest and become exercisable ratably over five years following the date of grant.

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

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A summary of the Company’s stock option activity and related information follows:

Nine Months Ended

      Nine Months Ended

March 31, 2004

March 31, 2003

Weighted

Weighted

Average

Average

Exercise

Exercise

Options

Price

Options

Price

Outstanding –

  beginning of period

51,860

$

5.74

89,760

$

5.55

Granted

-

                -

               -

-

Exercised

(45,860)

5.63

(25,700)

5.02

Forfeited

-

-

-

-

Outstanding –

  end of period

6,000

9.17

64,060

5.76

Exercisable at end

2,000

7.75

58,060

5.34

 of period

Exercise prices for options outstanding as of March 31, 2004 ranged from $7.75 to $9.88.  The weighted-average remaining contractual life of those options is 4.75 years.

NOTE D - Treasury Stock

The Company has completed nine separate stock repurchase programs between March 9, 1994 and March 11, 2002. During those nine programs, a total of 1,076,664 shares of stock were acquired at a combined cost of $14.5 million. In January 2002, a tenth repurchase program of 171,012 shares was approved and announced in February 2002. There is no expiration date for this plan.  As of May 7, 2004, 156,083 shares had been repurchased at a cost of $2.2 million. Treasury stock is shown at cost for financial statement presentation.  The following table summarizes the stock repurchase program information for the three months ended March 31, 2004:

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
January 2004	510	$20.47	510	27,772
February 2004	9,243	$19.94	9,243	18,529
March 2004	2,500	$20.21	2,500	16,029
Total	12,253	$20.02	12,253	16,029

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

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This Interpretation of ARB No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities.  Interpretation No. 46 amends ARB No. 51 and establishes standards for determining under what circumstances a so-called variable interest entity should be consolidated with its primary beneficiary, including those to which the usual condition for consolidation does not apply.  This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The adoption of this Statement did not have a material impact on the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 2003, as well as certain material changes in results of operations during the nine month periods ended March 31, 2004 and 2003.

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

Comparison of the Quarter ended March 31, 2004 to the Quarter ended March 31, 2003

Financial Condition. During the quarter ended March 31, 2004, total assets decreased $6.1 million to $268.2 million. A $3.6 million decrease in investment securities was combined with reductions in mortgage-backed securities of $1.6 million and net loans of $1.6 million.  These decreases were slightly offset by an $890,000 increase in certificates of deposit with other financial institutions.  Customer deposits decreased $6.6 million comprised of $5.2 million in local government funds combined with a reduction in fixed rate certificates.   The withdrawal of local government funds was anticipated as discussed in the December 31, 2003 10-QSB filing.  Stockholders’ equity increased $248,000 through net income from the quarter and additional paid-in capital from the exercise of stock options reduced by treasury stock purchases.

Nonperforming assets of $3.2 million, or 1.20% of total assets at March 31, 2004 decreased slightly from $4.1 million, or 1.50% of total assets, at December 31, 2003.  While the total of nonperforming assets decreased, the amount of loans classified as substandard or doubtful using the Savings Bank’s internal classification guidelines increased $2.1 million, or 57.4%.  Those loans have not yet been placed on nonaccrual status nor are 90 days or more past due, therefore, they are not included in the calculation of nonperforming assets.  Due to the increase in the substandard loans, the provision for loan losses was increased as discussed in the relevant section below.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Net Income. Net income for the quarter ended March 31, 2004 was $484,000, a decrease of $103,000, or 17.55%, from $587,000 for the quarter ended March 31, 2003.  Net interest income after provision for loan losses decreased $97,000. During the quarter ended March 31, 2004, noninterest income increased $100,000 to $591,000, noninterest expense increased $176,000 to $1.8 million and income tax expense decreased $70,000 to $232,000.

Net Interest Income. Net interest income decreased $56,000, or 2.71%, to $2.0 million for the quarter ended March 31, 2004 from $2.1 million for the quarter ended March 31, 2003. A $360,000 decrease in interest income was offset by a $304,000 decrease in interest expense.

Interest Income. During the quarter ended March 31, 2004, interest income decreased $360,000 or 9.54%, from $3.8 million for the quarter ended March 31, 2003 to $3.4 million for the quarter ended March 31, 2004. Interest income from loans receivable decreased $402,000 from $3.3 million for the quarter ended March 31, 2003 to $2.9 million for the quarter ended March 31, 2004. The decrease was attributable to a $14.1 million decrease in average loans outstanding combined with a decrease in the average yield from 7.31% for the quarter ended March 31, 2003 to 6.97% for the quarter ended March 31, 2004.  As discussed in prior quarters, First Home does not offer long-term fixed rate loan products.  This has caused some of the Savings Bank’s customers to refinance at other financial institutions.  As a result, loan payments and payoffs have exceeded loan originations.

Also included in the decrease in interest income from loans was a $15,000 write-off of accrued interest on a series of related loans.  The accrued interest and any future interest was deemed to be uncollectible, therefore those loans were placed on nonaccrual status.

Interest income from investment securities for the quarter ended March 31, 2004 was $362,000, an increase of $37,000 from $325,000 for the quarter ended March 31, 2003. The effect of a higher average balance in outstanding securities was partially offset by a lower average interest rate. Income from mortgage-backed securities increased by $30,000 to $77,000, which was attributable to a higher average balance maintained in those securities. Income from other interest-earning assets decreased $25,000 from $65,000 for the quarter ended March 31, 2003 to $40,000 for the quarter ended March 31, 2004.  The average rate earned decreased from .89% for the quarter ended March 31, 2003 to .63% for the quarter ended March 31, 2004.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Interest Expense. During the quarter ended March 31, 2004, interest expense decreased $304,000, or 17.84%, from $1.7 million for the quarter ended March 31, 2003 to $1.4 million for the quarter ended March 31, 2004. Interest expense on customer deposits decreased $304,000 to $990,000 for the quarter ended March 31, 2004.  The average rate paid on those deposits decreased from 2.53% for the quarter ended March 31, 2003 to 1.92% for the quarter ended March 31, 2004 while the average balance outstanding increased $1.8 million.

Provision for Loan Losses. Loan loss provisions increased $41,000 from $75,000 for the quarter ended March 31, 2003 to $116,000 for the quarter ended March 31, 2004. The provision was increased due to the increase in substandard loans noted in the section on nonperforming assets and the increase in loan losses.  During the quarter ended March 31, 2004 actual loan losses, net of recoveries, were $58,000 compared to $36,000 for the quarter ended March 31, 2003.

Noninterest Income. Noninterest income during the quarter ended March 31, 2004 increased $100,000, or 20.37%, from $491,000 for the quarter ended March 31, 2003 to $591,000 for the quarter ended March 31, 2004. Service charges and other fee income from transaction accounts increased $14,000 to $444,000. During the quarter ended March 31, 2004, there were net losses totaling $15,000 on the sale of equipment and the sale or write-down of foreclosed real estate compared to $26,000 in net losses during the quarter ended March 31, 2003. Also contributing to the increase in noninterest income during the quarter ended March 31, 2004 was income from the increase in cash surrender value of bank-owned life insurance (purchased in June 2003) of $64,000.

Income from real estate and other operations decreased $17,000 partially due to lower rent income on a commercial building.  The remainder of that decrease is attributable to the operation of a car wash.  In January 2004, the holding company purchased a car wash and land from the Savings Bank.  The Savings Bank had acquired the property through foreclosure in August 2003 and was holding it as real estate owned.  The purchase was in accordance with regulatory transactions with affiliate guidelines and the purchase price was based on a recent appraisal.  For the quarter ended March 31, 2004 income from the car wash operation was $7,000 offset by $14,000 in related expenses.  There were more expenses in this quarter due to higher utility costs for operation in winter months.

Other noninterest income decreased $8,000 through reduced agent activity for a fixed rate home loan originator.

During the quarter ended March 31, 2004, several equity investments were sold with a $40,000 net gain.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Noninterest Expense. Noninterest expense increased $176,000, or 11.03%, to $1.8 million for the quarter ended March 31, 2004 compared to $1.6 million for the quarter ended March 31, 2003. Employee compensation increased $145,000 to $1.0 million as a result of increases in salaries and related payroll taxes of $71,000, compensated absences of $40,000 and $26,000 in defined benefit plan funding.  Occupancy and equipment expense increased $22,000 to $276,000 primarily as a result of increases in annual maintenance agreements on the addition of ATMs and enhancement of computer programs.

Advertising increased $6,000 to $53,000 for the quarter ended March 31, 2004.

Other noninterest expenses increased $5,000 to $397,000.  Increases were $26,000 in fees to the vendor providing check imaging and statement preparation (which began in January 2004) and $12,000 in consulting fees.  Those increases were offset by $27,000 in decreases in losses on checking accounts and a $6,000 decrease in postage attributable to the outsourcing of the statement preparation.

Net Interest Margin. Net interest margin decreased from 3.27% for the three months ended March 31, 2003 to 3.21% for the three months ended March 31, 2004. Income from earning assets decreased $360,000, or 9.54%, between the two quarters while interest expense decreased $304,000, or 17.84%. The average earning asset base decreased $1.8 million, or .70%, which was offset by a $1.4 million, or .62%, increase in the average interest-bearing liability base.

Comparison of the Nine Months ended March 31, 2004 to the Nine Months ended March 31,2003

Financial Condition.  Total assets decreased $361,000 during the nine months ended March 31, 2004 to $268.2 million. Investment securities increased $8.1 million, cash and cash equivalents increased $2.5 million while net loans decreased $8.8 million and mortgage-backed certificates decreased $3.4 million. Customer deposits decreased $1.5 million.

     Nonperforming assets decreased $.4 million during the nine months to $3.2 million at March 31, 2004.  While the total of nonperforming assets decreased, the amount of loans classified as substandard or doubtful using the Savings Bank’s internal classification guidelines increased $2.0 million, or 53.3%.  Those loans have not yet been placed on nonaccrual status nor are 90 days or more past due, therefore, they are not included in the calculation of nonperforming assets.  Due to the increase in the substandard loans, the provision for loan losses remained constant as discussed in the relevant section below.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Net income.  Net income remained steady at $1.8 million for the nine months ended March 31, 2004 and March 31, 2003, respectively.  Net interest income, after provision for loan losses, decreased $337,000, or 5.54%.  Noninterest income increased $495,000 which was partially offset by a $254,000 increase in noninterest expense.  Income taxes decreased $93,000.

     Net interest income.  Net interest income decreased $.3 million from $6.3 million for the nine months ended March 31, 2003 to $6.0 million for the nine months ended March 31, 2004.  The decrease resulted from a $1.4 million decrease in interest income combined with a $1.1 million decrease in interest expense.

     Interest income.  Total interest income of $10.4 million for the nine months ended March 31, 2004 decreased $1.4 million, or 11.86%, from $11.8 million for the nine months ended March 31, 2003.  Interest income from loans receivable decreased $1.5 million attributable to a lower average outstanding balance combined with a lower average yield.  Included in the decrease is also the write-off of accrued interest discussed in the three month comparison above and an $86,000 write-off of accrued interest recorded in a previous quarter.  Income from investment securities decreased $40,000 resulting from the net effects of a lower yield on the portfolio offset by a higher average balance.  Income from other earning assets decreased $49,000 as a lower rate was paid on a higher balance maintained in those accounts.  Interest income on mortgage-backed securities increased $113,000 as the portfolio increased.

     Interest expense.  Interest expense decreased $1.1 million, or 20.00%, from $5.5 million for the nine months ended March 31, 2003 to $4.4 million for the nine months ended March 31, 2004.  Interest expense on customer deposits decreased $1.1 million, or 26.19%, attributable to lower rates paid on a higher outstanding balance.  Interest expense on FHLB advances decreased $18,000 resulting from a decrease in the outstanding balance of the advances.

     Provision for loan losses.  Provision for loan losses was $266,000 for the nine months ended March 31, 2004, an increase of $1,000 from $265,000 for the nine months ended March 31, 2003.  Actual loan losses, net of recoveries, were $185,000 for the nine months ended March 31, 2004 and $138,000 for the nine months ended March 31, 2003.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

     Noninterest income.  Noninterest income increased $495,000, or 36.40%, from $1,360,000 for the nine months ended March 31, 2003 to $1,855,000 for the nine months ended March 31, 2004.  The increase included a $208,000 or 18.44% increase in service charges and fee income from the ‘overdraft protection’ program which began in October 2002.  Also contributing to the increase in noninterest income during the nine months ended March 31, 2004 was income from the increase in cash surrender value of bank-owned life insurance (purchased in June 2003) of $198,000.

Income from real estate and other operations decreased $58,000 due to lack of rent income on a commercial building for four of the nine months, additional repairs expense on two other properties and the operation of the car wash as discussed in the quarter comparison. During the nine months ended March 31, 2004, there were net losses totaling $46,000 on the sale or write-down of foreclosed real estate compared to $7,000 net losses on the sales of foreclosed real estate during the comparable quarter in 2003.

Other noninterest income increased by $17,000 through increased agent activity for third party fixed rate home loan originator and higher collections of late fees on loans.

During the nine months ended March 31, 2004, common stock in a Missouri savings and loan holding company undergoing an acquisition was redeemed and equity securities were sold with a net $178,000 pre-tax gain.

     Noninterest expense.  Noninterest expense increased $254,000, or 5.47%, from $4,647,000 for the nine months ended March 31, 2003 to $4,901,000 for the nine months ended March 31, 2004.  Compensation and employee benefits increased $178,000.  That net increase was comprised of an increase in defined benefit plan funding of $121,000, normal salary and related payroll tax increases of $93,000, miscellaneous other employee related expenses increases of $8,000 and a $44,000 decrease in group health insurance premiums and self insurance costs.

Occupancy and equipment expense increased $110,000 due to expenses primarily as a result of increases in annual maintenance agreements on the addition of ATMs and enhancement of computer programs.

Advertising expense decreased $17,000 as fewer informational advertising campaigns were run during the nine months ended March 31, 2004.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Other noninterest expenses decreased $7,000 to $1,110,000; a $22,000 increase in losses on checking accounts, $26,000 increase in fees for check imaging and outsourced customer statement preparation and $12,000 in consulting fees were offset by decreases of $27,000 in office supplies and $26,000 in start-up expenses for the investment company.

           Net Interest Margin.  The net interest margin of 3.41% for the nine months ended March 31, 2003 decreased to 3.20% for the nine months ended March 31, 2004.  Income from earning assets decreased $1,431,000, or 12.10%, while interest expense decreased $1,095,000, or 19.96%.  The average earning asset base increased $2.3 million, or .91%.  The average interest-bearing liability base increased $4.7 million, or 2.04%.

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

First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from a FHLB line of credit can be drawn as an alternative source of funds. During the period presented, First Home used its sources of funds primarily to fund loan commitments, and pay maturing savings certificates and deposit withdrawals. At March 31, 2004, First Home had approved loan commitments totaling $2.0 million and undisbursed loans in process of $2.0 million.

Liquid funds necessary for normal daily operations of First Home are maintained in three working checking accounts and a daily time account with the FHLB of Des Moines. It is the Savings Bank's current policy to maintain adequate collected balances in those three checking accounts to meet daily operating expenses, customer withdrawals, and fund loan demand. Funds received from daily operating activities are deposited, on a daily basis, in one of the working checking accounts and transferred, when appropriate, to daily time to enhance income or to reduce any outstanding line-of-credit advance from the FHLB or purchase investment securities.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Normal daily operating expenses are expected to remain constant. Noninterest expense (on an annualized basis) as a percentage of average assets at 2.6% is also expected to remain constant. Interest expense is expected to basically remain steady to decreasing slightly as maturing higher rated CD’s renew at a lower rate.  While the deposit base is expected to remain constant or decrease somewhat, the average interest rates paid on new accounts is expected to remain constant and on renewed accounts is expected to decrease.  The balance in outstanding loans is expected to decrease slightly while the rates earned on new and existing adjustable rate loans will remain steady.

At March 31, 2004, certificates of deposit amounted to $108.3 million, or 51% of First Home's total deposits, including $41.2 million of fixed rate certificates scheduled to mature within 12 months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and FHLB advances and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at March 31, 2004.

	(Unaudited)
		Percent of Adjusted
	Amount	Total Assets
	(Dollars in thousands)

Tangible capital	$21,680	8.3%
Tangible capital requirement	3,937	1.5
Excess	$17,743	6.8%

Core capital	$21,680	8.3%
Core capital requirement	10,518	4.0
Excess	$11,162	4.3%

Risk-based capital	$22,863	13.1%
Risk-based capital requirement	14,002	8.0
Excess	$ 8,861	5.1%

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

(b)

Changes in Internal Controls:  In the quarter ended March 31, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Date: May 13, 2004

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

Date:	May 13, 2004	/s/ Stephen H. Romines
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

Date:	May 13, 2004	/s/ Susan J. Uchtman
Susan J. Uchtman
Chief Financial Officer

#

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

OF FIRST BANCSHARES, INC.

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with this Quarterly Report on Form 10-QSB, that:

•

The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

•

The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: May 13, 2004	/s/ Stephen H. Romines
Stephen H. Romines
Chief Executive Officer

/s/ Susan J. Uchtman
Date: May 13, 2004	Susan J. Uchtman
Chief Financial Officer