Form 10KSB
period 2004-06-30
FIRST BANCSHARES INC /MO/
filed 2004-09-29
CIK 912967

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004 OR

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  x  NO

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.  /  /

The registrant's revenues for the fiscal year ended June 30, 2004 were $15,583,000.

As of September 236, 20043, registrant had outstanding 1,620,619177 shares of Common Stock.  The registrant's voting stock is traded over-the-counter and is listed on the Nasdaq Stock Market ("Nasdaq/NMS") under the symbol "FBSI."  The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the Nasdaq/NMS on September 236, 20043, was $26.2 million7,000,000. For purposes of this calculation, officers and directors of the registrant and the Employee Stock Ownership Plan are considered affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2004. (Parts I and II)

2.  Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders. (Part III)

Transitional Small Business Disclosure Format (check one)

Yes     No  X

PART I

Item 1.  Business

General

First Bancshares, Inc. ("First Bancshares" or the "Company"), a Missouri corporation, was incorporated on September 30, 1993 for the purpose of becoming the holding company for First Home Savings Bank ("First Home" or the "Savings Bank") upon the Savings Bank's conversion from a state-chartered mutual to a state-chartered stock savings and loan association ("Conversion").  The Conversion was completed on December 22, 1993.  At June 30, 2004, the Company had consolidated total assets of $265.0 million, total customer deposits of $207.2 million and stockholders' equity of $27.3 million.  While the Company owned a title insurance agency through a subsidiary and some rental real estate, it is not engaged in any significant activity other than holding the stock of First Home.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Savings Bank.

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

The Savings Bank provides its customers with a full array of community banking services. The Savings Bank is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with other funding sources, to invest in one-to-four family residential mortgage loans along with multi-family residential, consumer, and commercial mortgage loans, including home equity loans, for its loan portfolio, as well as mortgage-backed and U.S. Government and agency securities and other assets.  At June 30, 2004, the Savings Bank's net loans were $166.3 million, or 62.75% of consolidated total assets, including $95.3 million, or 56.21% of total loans, for one-to-four family properties, $53.1 million, or 31.31% of total loans, for other real estate and $21.2 million of consumer and commercial business loans, or 12.48% of total loans.  Adjustable rate mortgage (“ARM”) loans account for approximately 96% of loans secured by real estate and 84% of the total loan portfolio.  See “-Lending Activities” herein.

Market Area

The Savings Bank is headquartered in the town of Mountain Grove, in Wright County, Missouri.  Wright County has a population of approximately 17,000 and its economy is highly diversified, with an emphasis on the beef and dairy industry. The Savings Bank's market area is predominantly rural in nature and its deposit taking and lending activities primarily encompass Wright, Webster, Douglas, Christian, Ozark, Stone and Taney counties. Companies in the area include Hutchens Steel, Life Time Lumber, Inc., Copeland Corporation, Dairy Farmers of America, WoodPro Cabinetry and Fordick Corporation.  The Savings Bank also transacts a significant amount of business in Texas and Greene counties, Missouri.  The area, especially Ozark County because of its proximity to Norfolk and Bull Shoals lakes, has experienced a rather slow but steady growth from retirees.  Economic conditions in the Savings Bank's market area have been stable.

Selected Consolidated Financial Information

This information is incorporated by reference to pages 4 and 5 of the 2004 Annual Report to Stockholders ("Annual Report") attached hereto as Exhibit 13.

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

	Years Ended June 30,
	2004			2003			2002
		Interest		Interest				Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance(2)	Dividends	Cost	Balance(2)	Dividends	Cost	Balance(2)	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$ 170,140	$ 11,965	7.03%	$ 184,052	$ 13,751	7.47%	$ 190,119	$ 14,920	7.85%
Mortgage-backed securities	9,890	288	2.91	5,860	152	2.59	684	50	7.31
Investment securities	42,724	1,327	3.11	36,003	1,363	3.79	11,498	548	4.77
Daily interest-bearing deposits	26,143	155	0.59	23,038	220	0.95	26,549	437	1.65
Total interest-earning assets	248,897	13, 735	5.52	248,953	15,486	6.22	228,850	15,955	6.97
Non-interest earning assets
Office properties and equipment, net	6,008			6,006			5,374
Real estate, net	2,709			2,522			2,587
Other non-interest earning assets	12,782			6,962			5,868
Total assets	$270,396			$264,443			$242,679

Interest-bearing liabilities:
Passbook accounts	$ 16,309	133	0.82	$ 15,032	215	1.43	$ 12,318	341	2.77
NOW and Super Saver accounts	77,637	686	0.88	77,646	1,268	1.63	64,126	1,734	2.70
Certificates of deposit	109,087	3,256	2.98	107,051	3,941	3.68	101,851	4,854	4.77
Total deposits	203,033	4,075	2.01	199,729	5,424	2.72	178,295	6,929	3.89
Other interest-bearing liabilities	29,242	1,652	5.65	29,712	1,674	5.63	31,413	1,800	5.73
Total interest-bearing liabilities	232,275	5,727	2.47	229,441	7,098	3.09	209,708	8,729	4.16
Non-interest bearing liabilities:
Other liabilities	10,484			9,159			7,830
Total liabilities	242,759			238,600			217,538
Stockholders' equity	27,637			25,843			25,141
Total liabilities and
stockholders' equity	$270,396			$264,443			$242,679
Net interest income		$ 8,008			$ 8,388				$ 7,226
Interest rate spread			3.05%		3.13%				2.81%
Net interest margin			3.22%		3.37%				3.16%
Ratio of average interest-earning
assets to average interest-
bearing liabilities	107%			109%			109%

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

	At June 30,	Years Ended June 30,
	2004	2004	2003	2002
Weighted average yield on loan portfolio	6.97%	7.03%	7.47%	7.85%
Weighted average yield on mortgage-backed
Securities	4.323.26	2.91	2.59	7.31
Weighted average yield on investment securities	3.033.17	3.11	3.79	4.77
Weighted average yield on interest-bearing deposits	1.110.91	0.59	0.95	1.65
Weighted average yield on federal funds sold	-	-	-	6.97
Weighted average yield on all interest-earning assets	5.536.01	5.52	6.22	6.97
Weighted average rate paid on total deposits	1.852.29	2.01	2.72	3.895.73
Weighted average rate paid on FHLB advances	5.555.56	5.65	5.63	5.73
Weighted average rate paid on all interest				4.16
-bearing liabilities	2.322.71	2.47	3.09	4.16
Interest rate spread (spread between weighted
average rate on all interest-earning assets				2.81
And all interest-bearing liabilities)	3.213.30	3.05	3.13	2.81
Net interest margin (net interest income
(expense) as a percentage of average
interest-earning assets)	N/A	3.22	3.37	3.16

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

	Years Ended June 30,			Years Ended June 30,
	2004 Compared to 2003			2003 Compared to 2002
	Increase/(Decrease)			Increase/(Decrease)
	Due to			Due to

	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans (1)	$ (1,005)	$ (781)	$(1,786)	$ (468)	$ (701)	$(1,169)
Mortgage-backed securities	115	21	136	111	(9)	102
Investment securities	231	(267)	(36)	902	(87)	815
Daily interest-earning deposits	36	(101)	(65)	(52)	(165)	(217)
Federal funds sold	-	-	-	-	-	-
Total net change in income on
interest-earnings assets	(623)	(1,128)	(1,751)	493	(962)	(469)

Interest-bearing liabilities:
Interest-bearing deposits	90	(1,439)	(1,349)	1,000	(2,505)	(1,505)
FHLB advances	(25)	3	(22)	(98)	(28)	(126)
Total net change in expense on
Interest-bearing deposits	65	(1,436)	(1,371)	902	(2,533)	(1,631)
Net increase/(decrease) in net interest income	$ (688)	$ 308	$ (380)	$ (409)	$ 1,571	$ 1,162

(1)  Includes interest on loans 90 days or more past due not on nonaccrual status.

Interest Rate Sensitivity of Net Portfolio Value

In order to encourage institutions to reduce interest rate risk, the Office of Thrift Supervision (“OTS”) adopted a rule incorporating an interest rate risk component into the risk-based capital rules.  Using data compiled by the OTS, the Savings Bank receives a report that measures interest rate risk by modeling the change in net portfolio value over a variety of interest rate scenarios.  The OTS developed this procedure for measuring interest rate risk to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period).  Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance-sheet contracts.  The calculation is intended to illustrate the change in net portfolio value that will occur upon an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement.  Under OTS regulations, an institution with a greater than “normal” level of interest rate risk takes a deduction from total capital for purposes of calculating its risk-based capital.  The OTS, however, has delayed the implementation of this regulation.  An institution with a “normal” level of interest rate risk is defined as one whose “measured interest rate risk” is less than 2.0%.  Based on the Savings Bank’s regulatory capital ratios at June 30, 2004, the Savings Bank believes that, if the proposed regulation had been implemented at that date, the Savings Bank’s level of interest rate risk would not have caused it to be treated as an institution with greater than “normal” interest rate risk.

The following table illustrates the change in net portfolio value at June 30, 2004, based on OTS assumptions, that would occur in the event of an immediate change in interest rates, with no effect given to any steps which management might take to counter the effect of that interest rate movement.

					Net Portfolio as % of
		Net Portfolio Value			Portfolio Value of Assets
Basis Point ("bp")		Dollar	Dollar	Percent	Net Portfolio
Change in Rates		Amount	Change(1)	Change	Value Ratio(2)	Change(3)
		(Dollars in thousands)
300	bp	$ 31,693	$ (647)	(2)%	11.81%	(7)	bp
200		32,958	6187	2	12.18	31
100		32,967	627	2	12.13	26
-		32,340	-		11.87	-
(100)		30,760	(1,580)	(5)	11.29	(58)

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

The above table illustrates, for example, that at June 30, 2004 an instantaneous 200 basis point increase in market interest rates would deincrease the Savings Bank’s net portfolio value by approximately $33618,000, or 2%, and an instantaneous 100 basis point decrease in market interest rates would decrease the Savings Bank’s net portfolio value by $1.6 million 31,000, or 5%.

The following summarizes key exposure measures for the dates indicated.  They measure the change in net portfolio value ratio for a 200 basis point adverse change in interest rates.

	June 30,	March 31	June 30,
	2004	2004	2003
Pre-shock net portfolio
value ratio	11.87%	10.75%	10.22%
Post-shock net portfolio
value ratio	11.29%	10.22%	9.58%
Decline in net portfolio
value ratio	58 bp	53 bp	64 bp

The calculated risk exposure measures indicate the Savings Bank’s interest rate risk at June 30, 2004 has decreased from the previous year end, in that the “shock” increase in market rates would have a relatively small negative effect on net portfolio value.

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

In addition to loans within the Savings Bank’s primary market area, the Savings Bank also has originated 13 one-to-four family home loans and 10 commercial real estate loans in Arkansas, California, Colorado, Kansas, Nebraska and Oregon.  The aggregate balance of these 23 loans at June 30, 2004 was $5.8 million.  These loans were performing according to the scheduled terms at June 30, 2004.

At June 30, 2004, the Savings Bank’s net loans receivable totaled approximately $166.3 million representing approximately 62.8% of consolidated total assets.  Since 1973, the Savings Bank has primarily originated ARM loan products.  At June 30, 2004, ARM loans accounted for $142.7 million or 84.14% of the total loan portfolio and 96.14% of loans secured by real estate.  The Savings Bank focuses on serving the needs of its local community and strongly believes in a lending philosophy that emphasizes individual customer service and flexibility in meeting the needs of its customers.

Loan Portfolio Analysis.  The following table sets forth the composition of the Savings Bank’s loan portfolio by type of loan and type of security as of the dates indicated.  Construction loans are included in residential and commercial loans.  Because of the nature and amount of its construction loans, the Savings Bank does not separately account for these types of loans.

#

	At June 30,	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Residential	$ 95,339	56.21%	$ 103,751	57.64%	$ 114,092	59.14%	$ 123,758	64.00%	$ 118,929	66.44%
Commercial or industrial real estate	40,196	23.70	41,158	22.87	41,179	21.34	30,839	15.95	28,575	15.96
Land	9,019	5.32	9,892	5.50	11,264	5.84	12,526	6.48	9,029	5.04
Second mortgage loans	3,882	2.29	4,679	2.60	5,195	2.69	5,076	2.62	5,082	2.84
Total mortgage loans	148,436	87.52	159,480	88.61	171,730	89.01	172,199	89.05	161,615	90.29

Other Loans:
Automobile loans	5,314	3.13	5,972	3.32	6,860	3.56	7,772	4.02	6,517	3.64
Savings account loans	1,900	1.12	1,813	1.01	1,733	0.90	1,685	0.87	1,646	0.92
Mobile home loans	1,970	1.16	1,742	0.97	1,543	0.80	1,302	0.67	1,319	0.74
Other consumer	1,629.97		1,805	1.00	1,553	0.80	2,080	1.08	2,317	1.29
Commercial business	10,350	6.1009	9,172	5.09	9,506	4.93	8,344	4.31	5,582	3.12
Total other loans	21,163	12.48	20,504	11.39	21,195	10.99	21,183	10.95	17,381	9.71
Total loans	169,599	100.00%	179,984	100.00%	192,925	100.00%	193,382	100.00%	178,996	100.00%
Add:
Unamortized deferred loan costs,
net of origination fees	224		240		265		288		267
Less:
Undisbursed loans in process	2,324		2,373		3,358		2,622		3,797
Allowance for possible loan
Losses	1,240		1,144		881		696		597
Total loans receivable, net	$166,259		$176,707		$188,951		$190,352		$174,869

	At June 30,	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Security:
Residential real estate
Second mortgage loans	$ 2,265	1.34%	$ 2,758	1.53%	$ 3,055	1.58%	$ 3,233	1.67%	$ 3,366	1.88%
One-to-four family	96,113	56.67	102,638	57.03	114,178	59.18	123,758	64.00	118,929	66.44
Multi-family	461	0.27	1,741	0.97	1,969	1.02	1,797	0.93	1,774	0.99
Commercial or industrial real
Estate	41,556	24.50	42,213	23.45	41,397	21.46	30,734	15.89	28,381	15.86
Land	8,536	5.04	9,660	5.37	11,148	5.78	12,677	6.56	9,165	5.12
Commercial or industrial
Assets	10,247	6.04	9,063	5.04	9,528	4.94	8,344	4.31	5,582	3.12
Automobile	4,693	2.77	5,478	3.04	6,810	3.53	7,772	4.02	6,517	3.64
Savings accounts	1,260	0.74	1,408	0.78	1,523	0.79	1,685	0.87	1,646	0.92
Mobile homes	1,681	0.99	1,564	0.87	1,518	0.79	1,302	0.67	1,319	0.74
Other consumer	2,787	1.64	3,461	1.92	1,799	0.93	2,080	1.08	2,317	1.29
Total	169,599	100.00%	179,984	100.00%	192,925	100.00%	193,382	100.00%	178,996	100.00%
Add:
Unamortized deferred loan costs,
net of origination fees	224		240		265		288		267
Less:
Undisbursed loans in process:
Nonconstruction loans	-		165		1,360		937		652

Construction loans	2,324		2,208		1,998		1,685		3,145
Allowance for possible loan
Losses	1,240		1,144		881		696		597
Total loans receivable, net	$166,259		$176,707		$188,951		$190,352		$174,869

One-to-Four Family Residential Loans. The primary lending activity of the Savings Bank has been the origination of mortgage loans to enable borrowers to purchase existing homes, to construct new one-to-four family homes or refinance existing debt on their homes.  Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses at a minimum.  At June 30, 2004, approximately $96.1 million, or 56.67% of the Savings Bank's gross loan portfolio, consisted of loans secured by one-to-four family residential real estate.  The Savings Bank presently originates ARM loans secured by one-to-four family properties with loan terms of 10 to 30 years.  Since 1973, the Savings Bank has originated almost exclusively ARM loan products. Initially, ARM loans were indexed to the Savings Bank's cost of funds.  In 1979, the Savings Bank discontinued the use of the indexed ARM loans and changed to its current policy of non-indexed ARMs, which generally allows, but does not require, the Savings Bank to adjust the interest rate once a year, up or down, not to exceed 1% per year.  Loans of this nature originated after 1988 generally are limited to a 6% maximum increase over the life of the loan.

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

The Savings Bank's lending policies generally limit the maximum loan-to-value ratio on adjustable rate residential mortgage loans to 85% of the lesser of the appraised value or purchase price of the underlying residential property.  The Savings Bank requires title insurance or an abstract extension and attorney's opinion, fire and casualty coverage and a flood zone determination on all mortgage loans originated or purchased.  All of the Savings Bank's real estate loans contain "due on sale" clauses.  The Savings Bank’s personnel prepare all property evaluations at no expense to the borrower unless the property is outside its normal lending territory or the loan exceeds $250,000, in which event, independent appraisers are utilized.  At June 30, 2004 the maximum loan-to-value ratio on loans to local borrowers was generally 85%.

At June 30, 2004, the Savings Bank had $1.9 million in interim construction loans in its portfolio with maximum loan to value ratios of 80% to 85%.  Typically, the Savings Bank limits its construction lending to individuals who are building their primary residences.  Construction financing generally is considered to involve a higher degree of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, the borrower may be required to fund the cost overruns.  The Savings Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Savings Bank’s market area and by limiting the aggregate amount of outstanding construction loans.  At June 30, 2004, speculative construction loans amounted to $263,000, or .16% of the total loan portfolio and custom construction loans amounted to $1.6 million, or .94% of the total loan portfolio.  All of these loans automatically convert into permanent residential real estate loans.

Multi-Family Residential Loans.  At June 30, 2004, approximately $461,000, or 0.27% of the Savings Bank's gross loan portfolio consisted of 4 loans secured by multi-family residential real estate.  Multi-family real estate loans are generally originated at 80% of the appraised value of the property or selling price, whichever is less, and carry adjustable rate mortgages with the principal amortized over 10 to 30 years.  Loans secured by multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential loans.  In addition, multi-family real estate loans carry risks similar to those associated with commercial real estate lending.  See " -- Consumer and Commercial Business Loans."  At June 30, 2004, all of the loans were performing according to scheduled terms.

The Savings Bank's largest multi-family residential loan was a $239,000 loan made in early 1999 with a balance at June 30, 2004 of $209,000.  The loan is secured by five separate properties with a total of 12 rental units in Harrison, Arkansas and a 400 acre farm in Douglas County, Missouri.

Land and Commercial Real Estate Loans.  The Savings Bank had loans outstanding secured by land and commercial real estate of $50.1 million, or 29.54% of the Savings Bank’s gross loan portfolio, at June 30, 2004.  The commercial real estate loans originated by the Savings Bank amounted to $41.6 million, or 24.50%, and are primarily secured by commercial buildings.  Land loans on property located primarily in the Savings Bank's primary market area amounted to $8.5 million or 5.04% of the total loan portfolio at June 30, 2004. The Savings Bank's land loans generally are secured by farm land used in beef or dairy operations and involve the risks associated with general agricultural conditions relative to those areas of agriculture.

The Savings Bank's largest commercial real estate loan at June 30, 2004 was a $2.1 million participation.  The one-year term loan was to purchase 3,700 acres in northern Missouri.  The loan is performing according to its scheduled terms.

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

Consumer and Commercial Business Loans.  The Savings Bank's consumer loans consist of car loans, appliance dealer loans, mobile home loans, savings account loans, and various other consumer loans.  At June 30, 2004, the Savings Bank's consumer loans totaled approximately $10.4 million, or 6.14% of the Savings Bank's total loans.  Subject to market conditions, management expects to continue to market and originate consumer loans as part of its strategy to provide a wide range of personal financial services to its depository customer base and as a means to enhance the interest rate sensitivity of the Savings Bank's interest-earning assets and its interest rate spread.

At June 30, 2004, the Savings Bank’s loan portfolio secured by automobiles amounted to $4.7 million, or 2.77% of total loans.  These loans are originated directly with the borrower.  The maximum term is 60 months for these loans.  The Savings Bank may lend up to 100% of the purchase price of a new automobile or up to the National Automobile Dealers Association published loan value for a used vehicle.  The Savings Bank requires all borrowers to maintain automobile insurance, including collision, fire and theft, with the Savings Bank listed as loss payee.

The Savings Bank also purchases consumer loans from a local appliance dealer.  The loans are made by the appliance dealer to the dealer’s customers.  At June 30, 2004, the loans amounted to $25,000.  Reserves for losses on these loans are maintained by the dealer and at June 30, 2004 totaled $12,000.  These loans are originated by the dealer and are assigned, with recourse, to the Savings Bank.  Payments are made directly to the dealer by the borrower and any losses are borne by the dealer rather than the Savings Bank.  The Savings Bank obtains and reviews regularly updated financial statements of the appliance dealer and monitors the individual loans purchased.

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

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, mobile homes, boats and recreational vehicles.  Any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Savings Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.  The Savings Bank’s delinquency levels for these types of loans are reflective of these risks.  See"-- Non-Performing Assets and Delinquencies."  At June 30, 2004, only $57,000 of the Savings Bank's consumer loan portfolio was 90 days or more past due.

Commercial business loans consist of commercial loans with no real estate as security, such as business equipment loans, farm equipment loans and cattle loans.  As of June 30, 2004, 2003 and 2002, these loans totaled $10.2 million, $9.1 million, and $9.5 million, respectively.  The ratio of commercial loans as a percent of total loans increased during the three years ended June 30, 20043 to 6.04%, 5.04% and 4.94%, respectively.  These ratios are an indication that the Savings Bank does not particularly emphasize loans of this type, but may make such loans for well qualified customers.  There have been insignificant losses from loans originated by the Savings Bank and categorized as "other loans" in the past three fiscal years.

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

Second Mortgage Loans.  The Savings Bank offers adjustable rate second mortgage loans that are usually made on the security of the borrower's residence.  Loans normally do not exceed 80% to 85% of the appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 25 years requiring monthly payments of principal and interest.  At June 30, 2004, second mortgage loans amounted to $2.3 million, or 1.34% of total loans of the Savings Bank.

Loan Maturity and Repricing

     The following table sets forth certain information at June 30, 2004 regarding the dollar amount of loans maturing in the Savings Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.  Mortgage loans which have adjustable rates are shown as maturing at their next repricing date.  Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

		After One Year	After 3 Years	After 5 Years
	Within One Year	Through 3 Years	Through 5 Years	Through 10 Years	Beyond 10 Years	Total
	(In thousands)
Real estate mortgage	$ 95,767	$ 695	$ 815	$ 291	$ 36	$ 97, 604
Commercial real estate	31,108	5,826	2,510	1,664	505	41,613
Land	8,907	134	-	17	161	9,219
Mobile home	1,323	94	92	198	263	1,970
Automobile	1,213	2,623	1,330	146	2	5,314
Savings account loans	1,735	125	40	-	-	1,900
Other consumer	901	597	46	60	25	1,629
Commercial business	7,384	1,171	1,209	578	8	10,350
Total loans	$ 148,338	$ 11,265	$ 6,042	$ 2,954	$ 1,000	$ 169,599

     The following table sets forth the dollar amount of all loans due one year after June 30, 2004, all of which have fixed interest rates.

Fixed
Rates
(In thousands)
Real estate mortgage	$ 383
Commercial real estate	621
Land	214
Mobile home	647
Automobile	4,101
Savings account loans	165
Other consumer	728
Commercial business	2,729
Total	$ 9,588

The following table sets forth scheduled contractual amortization of loans and mortgage-backed securities at June 30, 2004 and the dollar amount of such loans and mortgage-backed securities at that date which are scheduled to mature after one year and have fixed or adjustable interest rates.  Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At June 30, 2004
			Commercial		Mortgage-
	Mortgage	Consumer	Business	Total	Backed
	Loans	Loans	Loans	Loans	Securities
	(In thousands)
Amounts due:
Within one year	$ 9,706	$ 3,815	$6,622	$ 20,143	$ -
After one year
through three years	931	3,446	1,219	5,596	-
After three years
through five years	2,041	1,610	1,303	4,954	60185
After five years	135,758	1,942	1,206	138,906	6,84612,092
Total	$148,436	$10,813	$10,350	$169,599	$ 6,90612,277

Interest rate terms
on amounts due after
one year:
Fixed	$ 1,218	$ 5,640	$2,671	$ 9,529	$ 4,1522,547
Adjustable	137,512	1,358	1,057	139,927	2,7549,730
Total	$138,730	$ 6,998	$3,728	$149,456	$ 6,90612,277

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

The following table shows total mortgage loans originated, purchased, sold and repaid during the periods indicated.

	Years Ended June 30,
	2004	2003	2002
	(In thousands)
Total mortgage loans at beginning of period	$ 159,480	$ 171,730	$ 172,199
Loans originated:
One-to-four family residential	26,933	26,601	22,908
Multi-family residential and commercial real estate	11,367	10,047	15,777 10,435
Land	3,263	2,502	2,787
Total loans originated	41,563	39,150	41,472

Loans purchased:
One-to-four family residential	-	-	-
Multi-family residential and commercial real estate	-	411	- -
Land	-	-	-
Participation loans-commercial real estate	2,100	-	-
Total loans purchased	2,100	411	-

Loans sold	-	-	-

Mortgage loan principal repayments	53,7265,826	51,083	41,359

Other-loans charged off or
transferred to other real estate(1)	981	728	582
Total other activity	981	728	582
Total gross mortgage loans at end of period	$ 148,436	$ 159,480	$ 171,730

Total mortgage-backed certificates at beginning of
Period	$ 12,278	$ 2,759	$ 376
Mortgage-backed purchased	2,550	13,330	2,454
Mortgage-backed sold	-	-	-
Principal repayments	(7,711)	(3,650)	(106)
Amortization of premiums	(153)	(133)	-
Adjustment to market value	(58)	(28)	35
Total mortgage-backed at end of period	$ 6,906	$ 12,278	$ $ 2,759

-------------

(1)   Loans transferred to other real estate amounted to $823,000,$673,000 and $523,000 during fiscal 2004, 2003 and 2002, respectively.  Mortgage loans charged off amounted to $158,000,$55,000 and $59,000 during fiscal 2004, 2003 and 2002, respectively.

Loan Commitments.  The Savings Bank issues commitments for one-to-four family residential ARM loans that are honored for up to a maximum of 30 days from approval.  If the commitment expires, it is generally renewed upon request without penalty or expense to the borrower at the current market rate.  The Savings Bank had outstanding net loan commitments of approximately $2.5 million at June 30, 2004.  See Note 16 of the Notes to the Consolidated Financial Statements contained in the Annual Report.

Loan Origination and Other Fees.  The Savings Bank does not charge points on ARM loans.  Instead, it quotes an interest rate, or base rate, with no points and gives the borrower the option, if desired, to pay a 1% fee, but obtain the loan at 1% below the Savings Bank's base rate at the time the loan is issued.  Subsequent increases in the loan's interest rate are based upon the reduced rate rather than the base rate.  Construction borrowers can pay a 2% fee and receive a 2% reduction in the initial rate.  Current accounting standards require fees received by the Savings Bank (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan.  The Savings Bank had $224,000 net deferred loan costs at June 30, 2004.

Non-Performing Assets and Delinquencies.  The Savings Bank generally institutes collection procedures when a monthly payment is two to four weeks delinquent.  A first notice is generally mailed to the borrower, or a phone call made.  If necessary, a second notice follows at the end of the next two week period.  In most cases, delinquencies are cured promptly; however, if the Savings Bank is unable to make contact with the borrower to obtain full payment, or,  full payment  if that is not possible,  and the Savings Bank cannot  work out a repayment schedule, a notice to commence foreclosure may be mailed to the borrower.  The Savings Bank makes every reasonable effort, however, to work with delinquent borrowers.  Understanding that borrowers sometimes cannot make payments because of illness, loss of employment, etc., the Savings Bank will attempt to work with delinquent borrowers who are communicating and cooperating with the Savings Bank.

The Savings Bank institutes the same collection procedures for non-mortgage loans.

The Board of Directors is informed on a monthly basis as to the status of all mortgage and non-mortgage loans that are delinquent 90 days or more, as well as the status on all loans currently in foreclosure or owned by the Savings Bank through foreclosure.

The table below sets forth the amounts and categories of non-performing assets in the Savings Bank's loan portfolio at the dates indicated.  Loans are placed on non-accrual status when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principle is past 120 days or more.  Any accrued but uncollected interest previously recorded on such loans is generally reversed in the current period and interest income is subsequently recognized upon collection.  The Savings Bank has no reserves for uncollected interest and does not accrue interest on the non-accrual loans.  The Savings Bank would have recorded interest income on non-accrual loans of $66,000, $13,700 and $16,300 during the years ended June 30, 2004, 2003 and 2002, respectively, if such loans had been performing during such periods.  The Savings Bank did not recognize interest income on loans that were placed on a non-accrual basis during the years ended June 30, 2004, 2003 and 2002.

Accruing loans contractually past due 90 days or more have decreased during the year ended June 30, 2004 from $1.8 million to $710,000 for the year ended June 30, 2004.  Three of those loans totaling $192,000 have been placed on nonaccrual status.  The vast majority of the remaining past due loans are well secured, and the borrowers are making payments and working with Savings Bank personnel to bring their loans current.

Home loans which are 60 or more days but less than 91 days past due have decreased during the fiscal year 2004 as Savings Bank personnel have concentrated efforts on working with borrowers who were past due in the prior year.  This process reduced the amount of residential loans past due 60 days or more and moved these loans into the current or less than 60 days delinquent category.

The following table sets forth information with respect to the Savings Bank's non-performing assets at the dates indicated.  At the dates shown, the Savings Bank had no restructured loans within the meaning of SFAS 15.

	At June 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Loans accounted for on
a nonaccrual basis
Real estate:
Residential	$158	$ -	$ -	$ -	$ -
Commercial	386	176	175	-	-
Commercial business	1,224	-	-	40	40
Consumer	44	-	-	9	9
Total	$ 1,812	$ 176	$ 175	$ 49	$ 49

Accruing loans which are contractually
past due 90 days or more:
Real estate:
Residential	$ 555	$ 640	$ 666	$1,623	$1,536
Commercial	142	893	261	1,038	737
Commercial business	-	27	24	552	83
Consumer	13	214	146	275	333
Total	$710	$1,774	$1,097	$3,488	$2,689

Total of nonaccrual and
90 days past due loans	$2,522	$1,950	$1,272	$3,537	$ 2,738

Real estate owned	174	282	399	193	-

Other non-performing assets					-
Impaired loans not past due	-	1,368	1,357	-	-
Slow home loans (60 to 90 days
delinquent)	430	1,173	1,507	995	750
Total non-performing assets	$3,126	$4,773	$4,535	$4,725	$ 3,488

Total loans delinquent 90 days
or more to net loans	1.52%	1.10%	0.67%	1.86%	1.57%

Total loans delinquent 90 days
or more to total consolidated
Assets	0.95%	0.73%	0.49%	1.60%	1.38%

Total non-performing assets
to total consolidated
Assets	1.18%	1.78%	1.76%	2.14%	1.75%

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

At June 30, 2004 and 2003 the aggregate amounts of the Savings Bank's classified assets as determined by the Savings Bank, and of the Savings Bank's general and specific loss allowances and charge-offs, were as follows:

	At June 30,
	2004	2003
	(In thousands)
Loss	$ -	$ -
Doubtful	2,141	790
Substandard assets	2,519	3,017
Total classified assets	$4,660	$3,807

General loss allowances	$ 772	$ 467
Specific loss allowances	468	677
Total loss allowances	$1,240	$1,144

Charge-offs	$ 346	$ 228

The Savings Bank does not use a special mention category in its loan classification process.  Loans classified as substandard, therefore, include all loans for which any perceived weakness occurs even if no possibility has arisen that a loss will occur if the weakness is not corrected.  The Savings Bank's policy is to classify as substandard, for example, any loan, irrespective of payment record or collateral value, when a bankruptcy filing occurs, a divorce petition is filed, the pay record becomes erratic (i.e., miss one monthly payment, but make a double payment the next month), a borrower moves from the area, a major illness occurs, or a loan becomes contractually delinquent by three monthly payments.  The $1.4 million increase in doubtful assets to $2.1 million at June 30, 2004 from $800,000 at June 30, 2003 was the result of the increase in nonaccrual loans.  This increase was attributable to commercial loans to one borrower and related companies that have filed for protection under Chapter 11 bankruptcy.

The Savings Bank also has a policy not to remove a loan from a substandard classification, again, irrespective of pay record or collateral value, until those perceived weaknesses are cured.  Because of this stringent classification policy, the June 30, 2004 substandard classification totals included $372,000 of loans that were current in their payment obligations.

At June 30, 2004, the Savings Bank's largest substandard loans to one borrower consisted of four loans to a corporation and one of its stockholders with a collective outstanding balance of $457,000.  Even though the loans were performing according to their respective contractual terms at June 30, 2004, the borrower had experienced cash flow difficulties several times in the last twelve months.  The loans are collateralized by business assets and a third deed of trust on a personal residence.

Real Estate Owned.  Real estate acquired by the Savings Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired, the unpaid principal balance of the related loan plus foreclosure costs are compared to the property's net realizable  value.  The property is then directly written down to the lower of cost or net realizable value.  Subsequently, the property is carried at the lower of cost or net realizable value with any adjustments made through the establishment of a specific reserve. At June 30, 2004, five properties were held as real estate owned with a total value of $174,000.  At June 30, 20034, seven properties were held as real estate owned with a total value of $282,000.

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

(iii)  Reports from Savings Bank’s loan officers – Loan officers may be aware of a borrower’s circumstances that have not yet resulted in any past due payments but have the potential for problems in the immediate future.  Each loan officer reviews their respective lending unit’s loans and identifies any that may have developing weaknesses.  This “self identification” process isn an important component of maintaining credit quality as each loan officer is accountable for monitoring as well as originating loans.

(iv)  Current economic conditions – The Savings Bank takes into consideration economic conditions in itst market area as well as national economic factors that could influence the quality of the loan portfolio in general.

Individual loans that were previously classified by the committee and/or new loans recently classified are evaluated for loss potential, and any specific estimates of impairment are added to the overall reserve amount.  A detailed review of the classification list and/or specific loans are performed and documented quarterly.

In addition to adding specific estimates of impairment to the required reserve amounts, management applies a percentage, based on historical loss ratios and other economic factors, to the loan portfolio.  This calculated amount is compared to the actual amount recorded in the allowance at the end of each quarter and a determination is made as to whether the allowance is adequate or needs to be increased.  Management increases the amount of the allowance for loan losses by charges to income and decreases it by loans charged off (net of recoveries).   The Savings Bank had reserves for loan losses at June 30, 2004, 2003 and 2002 of approximately $1.2 million, $1.1 million, and $881,000 respectively.

Management believes that loan loss reserves were adequate at June 30, 2004.  However, if the underlying facts and circumstances of the loan portfolio change in the future, the adequacy of the allowance for loan losses will be addressed and, if need be, adjusted accordingly.

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

	At June 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Allowance at beginning of period	$1,144	$ 884	$ 698	$ 597	$ 540
Provision for loan losses	340	427	374	155	89
Recoveries:
Residential real estate	9	7	-	5	-
Commercial real estate		-	-	-	-
Consumer	79	53	16	1	5
Commercial business	14	-	-	-	-
Total recoveries	102	60	16	6	5

Charge offs:
Residential real estate	41	44	36	20	20
Commercial real estate	127	18	23	-	-
Consumer	147	165	143	37	17
Commercial business	31	-	2	3	-
Total charge offs	346	227	204	60	37
Net charge offs	244	167	188	54	32
Allowance at end of period	$1,240	$1,144	$ 884	$ 698	$ 597

Ratio of allowance to total loans
outstanding at the end of the period	0.73%	0.63%	0.46%	0.36%	0.33%
Ratio of net charge offs to average loans
Loans outstanding during the period	0.14%	0.09%	0.10%	0.03%	0.02%

Allowance for Loan Losses by Category

	At June 30,
	2004			2003			2002
			%			%			%
		%	of Gross		%	of Gross		%	of Gross
		of Out-	Loans in		of Out-	Loans in		of Out-	Loans in
		Standing	Category		standing	Category		standing	Category
		Loans in	to Gross		Loans in	to Gross		Loans in	to Gross
	Amount	Category	Loans	Amount	Category	Loans	Amount	Category	Loans
	(Dollars in thousands)
Real estate -- mortgage:
Residential	$ 283287	0.3028%	56.2157.64%	$ 287	0.28%	57.64%	$ 252	0.22%	59.14%
Commercial	337302	0.8473	23.7022.87	302	0.73	22.87	238	0.58	21.34
Land	3126	0.3426	5.325.50	26	0.26	5.50	22	0.20	5.84
Second mortgage loans	2033	0.5271	2.292.60	33	0.71	2.60	19	0.37	2.69
Consumer	240169	2.221.49	6.386.30	182	1.61	6.30	1385	1.186	6.06
Commercial business	329314	3.1843	6.105.09	314	3.43	5.09	215	2.27	4.93
Total allowance for
loan losses	$ 1,2401,131	0.7363%	100.00%	$ 1,144	0.64%	100.00%	$ 884	0.46%	100.00%

	At June 30,
	2001			2000
			%			%
		%	of Gross		%	of Gross
		of Out-	Loans in		of Out-	Loans in
		standing	Category		standing	Category
		Loans in	to Gross		Loans in	to Gross
	Amount	Category	Loans	Amount	Category	Loans
	(Dollars in thousands)
Real estate -- mortgage:
Residential	$ 193	0.16%	64.00%	$ 195	0.16%	66.44%
Commercial	127	0.41	15.95	112	0.39	15.96
Land	23	0.18	6.48	17	0.18	5.05
Second mortgage loans	14	0.28	2.62	14	0.27	2.84
Consumer	203	1.58	6.64	170	1.45	6.59
Commercial business	136	1.63	4.31	89	1.59	3.12
Total allowance for
loan losses	$ 696	0.36%	100.00%	$ 597	0.33%	100.00%

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

Routine short-term investment decisions, which are reported monthly to the Board of Directors, are made by the President and Chief Executive Officer and Chief Financial Officer, who act within policies established by the Board.  Those investments include federally insured certificates of deposit, FHLB term time obligations, bankers acceptances, treasury obligations, U.S. Government agency obligations, mortgage-backed securities, bank qualifying municipal tax exempt bonds, and corporate bonds.  Securities not within the parameters of the policies require prior Board approval.  Securities are purchased for investment purposes.  The goals of the Savings Bank's investment policy are to select investments based on safety first, flexibility second and diversification third.  In addition, as a result of the concern with interest rate risk exposure, there has been a focus on short-term investments.  At June 30, 2004, the Company's and the Savings Bank's securities investment portfolio totaled $35.0 million and consisted primarily of federal agency obligations securities, common and preferred stocks, and municipal bonds.  For further information concerning the Savings Bank's investment and mortgage-backed securities portfolio, see Notes  2, 3 and 4 of the Notes to the Consolidated Financial Statements included in the Annual Report.

Investment Securities Analysis

The following table sets forth the Company's and the Savings Bank's investment securities portfolio at carrying value at the dates indicated.

	At June 30,
	2004		2003		2002
	Book	Percent of	Book	Percent of	Book	Percent of
	Value(1)	Portfolio	Value(1)	Portfolio	Value(1)	Portfolio
	(Dollars in thousands)
Debt securities:
U.S. government treasury and
obligations of U.S.
government agencies	$31,701	81.51%	$24,440	69.88%	$29,060	85.32%
Corporate bonds	-	-	636	1.82	-	-
Auto and student loan pools	-	-	-	-	11	0.03
Corporate Senior Notes	145	0.37	254	0.723	-	-
State and political subdivisions	2,685	6.90	4,658	13.32	1,558	4.57
Total debt securities	34,531	88.78	29,988	85.745	30,629	89.92

Equity securities:
Federal Home Loan Bank
stock	1,904	4.90	1,901	5.43	1,901	5.58
Other	2,460	6.32	3,086	8.832	1,532	4.50
Total equity securities	4,364	11.22	4,987	14.265	3,433	10.08
Total investment securities	$38,895	100.00%	$34,975	100.00%	$34,062	100.00%

-------------------------

(1)  The market value of the Company’s and the Savings Bank's investment securities portfolio amounted to $38.7 million, $35.2 million, and $34.1 million at June 30, 2004, 2003 and 2002, respectively.  At June 30, 2004, the market value of the principal component of the Company’s and the Savings Bank investment securities portfolio which were obligations of U.S. government agencies was $31.5 million.

The following table sets forth the maturities and weighted average yields of the debt securities in the Company’s and the Savings Bank's investment securities portfolio at June 30, 2004.

	Less Than		One to		Five to		Over Ten
	One Year		Five Years		Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. government treasury and
obligations of U.S.	$ 3,580 990	1.463.49%	$ 18,20913,110	2.7991%	$ 8,5026,750	3.273.28%	$ 1,000	5.00%
government agencies
State and political subdivisions	5562,785	3.042.56	1,7411,649	3.464.93	389224	4.476.36	-	-
Total	$ 4,5466,365	1.653.08	$ 19,95014,759	2.853.13	$ 8,8916,974	3.328	$ 1,000636	5.0097

At June 30, 2004, the Savings Bank held no security which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.

The corporate bonds totaling $636,000 at June 30, 2004 were an investment in trust preferred securities and senior notes.  The underlying companies of these securities had adequate investment grade ratings by S&P ratings service.  There was a $3.1 million increase in the investments in state and political subdivision during the year ended June 30, 2004 as the Savings Bank purchased municipal bonds through the initial offerings of political subdivisions within the Savings Bank’s lending area.  Other equity securities at June 30, 2004 was comprised of FNMA and FHLMC preferred stock totaling $12.91 million and common and preferred stock totaling $225,0001.2 million in other financial institutions in Missouri.

Mortgage-Backed Securities.  To supplement lending activities in periods of deposit growth and/or declining loan demand, the Savings Bank has invested in residential mortgage-backed securities.  Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.  For information regarding the carrying and market values of the Savings Bank's mortgage-backed securities portfolio, see Note 4 of the Notes to Consolidated Financial Statements included in the Annual Report.  The Savings Bank has invested in federal agency securities issued by Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).  As of June 30, 2004, 27.8658.63% of the outstanding balance of the mortgage-backed securities had adjustable rates of interest within the next two years.  As of June 30, 2004, the Savings Bank's portfolio included $6.912.28 million of mortgage-backed securities purchased as investments to supplement the Savings Bank's mortgage lending activities.

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

The Savings Bank has incorporated into its investment policy the regulatory requirements set forth in the OTS Thrift Bulletin 52, which addresses the selection of securities dealers, securities policies, unsuitable investment practices and mortgage derivative products.  At June 30, 2004, the Savings Bank owned no derivatives.

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

The Savings Bank did not experience a significant increase in any one type of deposit account during the year ended June 30, 2004.  Management believes deposits will begin to gradually decrease, net of interest credited, during the remainder of calendar year 2004.

The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 2004.

Weighted
Average					Percentage
Interest			Minimum		of Total
Rate	Term	Category	Amount	Balance	Deposits
				(Dollars in thousands)
0.00%	None	Non-interest bearing	$ -	$ 9,962	4.81%
0.59%	None	NOW accounts	25	37,191	17.95
1.12%	None	Super Saver accounts	1	38,845	18.74
0.81%	None	Savings accounts	-	16,7521	8.08

		Certificates of deposit
1.07%	3 months	Fixed term, fixed rate	500	2,810	1.36
1.40%	6 months	Fixed term, fixed rate	500	14,316	6.91
1.72%	12 months	Fixed term, fixed rate	500	17,295	8.35
2.05%	18 months	Fixed term, fixed rate	500	1,539	0.74
2.61%	24 months	Fixed term, fixed rate	500	3,975	1.92
2.97%	30 months	Fixed term, fixed rate	500	1,168	0.56
3.06%	36 months	Fixed term, fixed rate	500	1,561	0.75
4.04%	48 months	Fixed term, fixed rate	500	786	0.38
5.27%	60 months	Fixed term, fixed rate	500	5,684	2.74
3.68%	72 months	Fixed term, fixed rate	500	63	0.03
5.22%	120 months	Fixed term, fixed rate	500	21	0.01
various	Various	Fixed term, adjustable rate	500	24,869	12.00
various	Various	Jumbo certificates	100,000	30,4101	14.67
				$207,247	100.00%

     The following table indicates the amount of the Savings Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2004.  Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

Jumbo
Certificates
Maturity Period	of Deposit
(In thousands)

Three months or less	$ 9,811
Three through six months	4,814
Six through twelve months	7,508
Over twelve months	8,2778
Total	$30,4101

Time Deposits by Rates

The following table sets forth the time deposits in the Savings Bank classified by rates as of the dates indicated.

	At June 30,
	2004	2003	2002
	(In thousands)
0.00 - 1.49%	$ 18,649	$ 4,351	$ 711
1.50 - 2.49%	47,126	38,405	-
2.50 - 3.49%	13,243	29,462	48,587
3.50 - 4.49%	10,260	15,328	20,582
4.50 - 5.49%	3,245	5,344	11,156
5.50 - 6.49%	10,036	15,264	19,734
6.50 - 7.49%	1,917	2,363	2,879
Over 7.49%	21	-	-
Total	$104,497	$110,517	$103,649

 The following table sets forth the amount and maturities of time deposits at June 30, 2004.

	Amount Due
							Percent
							of Total
	Less than	1-2	2-3	3-4	After		Certificate
	One Year	Years	Years	Years	4 Years	Total	Accounts
	(In thousands)
0.00 - 1.49%	$ 18,635	$ 10	$ -	$ 4	$ -	$ 18,649	17.85%
1.50 - 2.49%	33,422	7,995	896	4,813	-	47,126	45.10
2.50 - 3.49%	8,675	818	2,237	488	1,025	13,243	12.67
3.50 - 4.49%	2,712	3,756	2,746	1,046	-	10,260	9.82
4.50 - 5.49%	1,217	1,055	311	641	21	3,245	3.11
5.50 - 6.49%	9,655	381	-	-	-	10,036	9.60
6.50 - 7.49%	1,493	424	-	-	-	1,917	1.83
Over 7.49%	-	-	-	21	-	21	0.02
Total	$ 75,809	$14,439	$ 6,190525	$7,0135,112	$1,0462,140	$ 104,497	100.00%

Deposit Flow

The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Savings Bank at the dates indicated.

	At June 30,
	2004			2003			2002
		Percent			Percent			Percent
		Of	Increase		Of	Increase		Of
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total
	(Dollars in thousands)
Non-interest bearing	$ 9,962	4.81%	$ 1,075	$ 8,887	4.20%	$ 1,356	$ 7,531	3.72%
NOW checking	37,191	17.95	1,987	35,204	16.63	4,404	30,800	15.21
Regular savings accounts	16,7521	8.08	4210	16,331	7.72	1,839	14,492	7.16
Super Saver accounts	38,845	18.74	(1,879)(1,880)	40,725	19.23	(727)	41,452	20.48
Super NOW accounts	-	-0.00	-	-	-	(4,526)	4,526	2.24
Fixed-rate certificates which
mature (1):
Within 1 year	58,402	28.18	(4,965)	63,367	29.94	(5,015)	68,382	33.78
After 1 year, but within 2 years	5,342	2.58	(3,543)	8,885	4.20	677	8,208	4.05
After 2 years, but within 5 years	5,392	2.60	(273)	5,665	2.68	(2,054)	7,719	3.81
Thereafter	-	0.00	-	-	-	-	-	-
Adjustable-rate certificates	35,3612	17.06	2,761	32,600	15.40	13,260	19,340	9.55
Total certificates	104,4978	50.42	(6,020)	110,517	52.22	6,868	103,649	51.19
Total	$ 207,247	100.00	$ (4,417)	$ 211,664	100.00%	$ 9,214	$ 202,450	100.00%

(1)  At June 30, 2004, 2003 and 2002, jumbo certificates of deposit amounted to $30.4 million, $29.8 million and $26.6 million, respectively, and IRAs amounted to $25.5 million, $24.6 million, $20.8 million at those dates, respectively.

The following table sets forth the savings activities of the Savings Bank for the periods indicated.

	Years Ended June 30,
	2004	2003	2002
	(In thousands)
Beginning balance	$ 211,664	$ 202,450	$162,438
Net increase (decrease) before
interest credited	(8,087)	4,594	34,536
Interest credited	3,670	4,620	5,476
Net increase/(decrease) in
savings deposits	(4,417)	9,214	40,012
Ending balance
	$ 207,247	$ 211,664	$202,450

In the unlikely event the Savings Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the stockholders of the Savings Bank.  Substantially all of the Savings Bank's depositors are residents of the State of Missouri.

Borrowings.  Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes.  The Savings Bank also relies on advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB-Des Moines has served as the Savings Bank's primary borrowing source.  Advances from the FHLB-Des Moines are typically secured by the Savings Bank's first mortgage loans.  These advances require monthly payments of interest only  with principal due at maturity and have fixed rates.  The short-term advances require interest payable at maturity.  Threewo long-term advances require monthly payments of principal and interest. These advances were obtained in response to the Savings Bank's previous strong loan demand and limited deposit growth experienced during fiscal years 2001 and 2000.  At June 30, 2004, the Savings Bank had $29.1 million in advances from the FHLB-Des Moines.

The following tables set forth certain information concerning the Savings Bank’s borrowings at the dates and for the periods indicated.

	At June 30,
	2004	2003
Weighted average rate paid on
FHLB advances	5.55%	5.56%

	Years Ended June 30,
	2004	2003
	(Dollars in thousands)
Maximum amounts of FHLB advances
outstanding at any month end	$29,352	$29,779
Approximate average FHLB advances
Outstanding	29,242	29,712
Approximate weighted average rate paid
on FHLB advances	5.65%	5.64%

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

Subsidiary Activities

Fybar Service Corporation ("Fybar") is a Missouri corporation wholly-owned by the Savings Bank.  Fybar owns five rental properties.  One is an office building in Mountain Grove, Missouri called "The Shannon Centre" which is adjacent to the Savings Bank's drive-in and is currently 88% occupied.  The second is a single family residence in Gainesville, Missouri which is currently occupied.  The third property is a commercial building in Mountain Grove, Missouri which is currently occupied. vacant.  The fourth is a single family residence in Mountain Grove, Missouri which is currently occupied.  The fifth is a commercial building in Sparta, Missouri which is fully occupied.

Fybar serves as Trustee on all the Savings Bank's deeds of trust, is a registered agent and receives limited income from credit life and accident and health policies written in conjunction with the Savings Bank's loans.

At June 30, 2004, the Savings Bank had an investment in Fybar of $576,000.

South Central Missouri Title, Inc., is a Missouri corporation wholly-owned by First Bancshares, Inc.  South Central was a licensed agent for the purpose of selling title insurance and also providing real estate closing services.  On June 22, 2004 an agreement was entered to sell the property and equipment of South Central Missouri Title Company, Inc. for $252,000.  The transaction closed on July 16, 2004.  As a result of this sale, the subsidiary will no longer offer sales of titles insurance or real estate closing services.  See Note 18 of The Notes to Consolidated Financial Statements included in the Annual Report.

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

The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS.  A schedule of fees has also been established for the various types of applications and filings made by savings associations with the OTS.  The general assessment, to be paid on a semi-annual basis, is determined based upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report.  For the first half of 2004, the Savings Bank's assessment under the semi-annual assessment procedure was $35,000.  Based on the current assessment rates published by the OTS and First Home’s total assets of approximately $264.4 million at March 31, 2004, First Home will be required to pay a semi-annual assessment of approximately $34,000 for the second half of calendar year 2004.

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

First Home is also subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities.  See “Investment Rules” herein for a discussion of loans-to-one borrower limitations.  At June 30, 2004, First Home was in compliance with applicable loans-to-one borrower limitations.

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

First Home, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Des Moines.  First Home complied with this requirement with an investment in FHLB-Des Moines stock of $1.9 million at June 30, 2004.

Among other benefits, the FHLB provides a central credit facility primarily for member institutions.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines.  At June 30, 2004, the Savings Bank had $29.1 million of advances from the FHLB-Des Moines.

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

At June 30, 2004, First Home was a “well capitalized” institution under the prompt corrective action regulations of the OTS.

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

Qualified Thrift Lender Test.  All savings associations, including First Home, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio asset, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  At June 30,2004, First Home met the test and its qualified thrift lender percentage was 73.24%.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At June 30, 2004, the Savings Bank had tangible capital of $22.2 million, or 8.6% of adjusted total assets, which is approximately $18.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At June 30, 2004, the Savings Bank had $481,000 in intangible assets.

The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital.  At June 30, 2004, the Savings Bank had core capital equal to $22.2 million, or 8.6% of adjusted total assets, which is $11.8 million above the minimum leverage ratio requirement of 4% in effect on that date.

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

On June 30, 2004, the Savings Bank had total risk-based capital of an approximately $23.4 million, including $22.2 million in core capital and $1.2 million in qualifying supplementary capital, and risk-weighted assets of $163.0 million, or total capital of 14.4% of risk-weighted assets.  This amount was $10.4 million above the 8% requirement in effect on that date.

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

The following table presents the Savings Bank's capital levels as of June 30, 2004.

	At June 30, 2004
		Percent of
	Amount	Assets
	(Dollars in thousands)
Tangible capital	$22,237	8.6%
Minimum required
tangible capital	3,897	1.5
Excess	$18,340	7.1%

Core capital	$22,237	8.6%
Minimum required core
capital	10,393	4.0
Excess	$11,844	4.6%

Risk-based capital	$23,430	14.4%
Minimum risk-based
capital requirement	13,041	8.0
Excess	$ 10,389	6.4%

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

Loans to One Borrower.  Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower.  Generally, this limit is 15% of the Savings Bank’s unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion.  The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units.  At June 30, 2004, the Savings Bank’s largest loan outstanding to any one borrower, including related entities, was $4.01 million.  At June 30, 2004, that borrower had nine10 separate loans secured by nine10 different pieces of real estate.  These loans were performing in accordance with their terms at that date.

Activities of Savings Associations and Their Subsidiaries.  When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the associations controls, the savings association shall notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require.  Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

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

Accounting and Regulatory Standards.  An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with generally accepted accounting principles (GAAP).  Under the policy statement, management must support its classification of an accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation.  First Home is in compliance with these amended rules.

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

REGULATION OF FIRST BANCSHARES

General

First Bancshares is a unitary savings and loan holding company subject to regulatory oversight of the OTS.  Accordingly, the Company is registered with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements.  The Company is required to file certain reports with, and otherwise comply with the regulations of, the OTS and the Securities and Exchange Commission.  As a subsidiary of a savings and loan holding company, the Savings Bank is subject to certain restrictions in its dealings with the Company and with other companies affiliated with the Company and also is subject to regulatory requirements and provisions as federal institutions.

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

Qualified Thrift Lender Test

If the Savings Bank fails the qualified thrift lender test, within one year the Company must register as a bank holding company, and will become subject to, the significant activity restrictions applicable to bank holding companies.  See "Regulation of First Home -- Qualified Thrift Lender Test" for information regarding the Savings Bank’s qualified thrift lender test.

TAXATION

Federal Taxation

General.  The Corporation and the Savings Bank report their income on a fiscalcalendar year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank’s reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Corporation.

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

In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of  “The Small Business Job Protection Act of 1996.”  The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995.  These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988).  The Savings Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense.  For taxable years beginning after December 31, 1995, the Savings Bank’s bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Savings Bank is a “large” association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year.  The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution’s lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation.  For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation.  If an institution is was permitted to postpone the reserve recapture, it must beginwould have began its six year recapture no later than the 1998 tax year.  The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking.  In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

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

Corporate Alternative Minimum Tax.  The Code imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%.  The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI.    In addition, 100% of AMTI in tax years 2002 and 2001 and only 90% of the AMTI in tax year 2000 can be offset by net operating loss carryovers.  AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank’s adjusted current earnings exceed its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

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

Personnel

As of June 30, 2004, the Savings Bank had 90 full-time employees and 16 part-time employees.  The Savings Bank believes that employees play a vital` role in the success of a service company and that the Savings Bank's relationship with its employees is good.  The employees are not represented by a collective bargaining unit.

Item 2.  Properties

The following table sets forth information regarding the Savings Bank's offices as of June 30, 2004.

			Net	Land	Building
		Year	Book Value	Owned/	Owned/	Square
Location	County	Opened	as of 6/30/04	Leased	Leased	Footage
Main Office			(Dollars in thousands)
142 East First Street	Wright	1911	$ 1,3181,318	Owned	Owned	10,700
Mountain Grove, Missouri 65711

Branch Offices
1208 N. Jefferson Street	Douglas	1978	336336	Owned	Owned	3,500
Ava, Missouri 65608

103 South Clay Street	Webster	1974	3515	Owned	Owned	4,200
Marshfield, Missouri 65706

203 Elm Street	Ozark	1992	60125	Owned	Owned	3,600
Gainesville, Missouri 65655

7164 Highway 14 East	Christian	1995	23348	Owned	Owned	3,000
Sparta, Missouri 65753

Business Highway 160	Ozark	1997	4654	Leased	Leased	1,200
Theodosia, Missouri 65761

123 Main Street	Stone	1998	2317	Owned	Owned	3,800
Crane, Missouri 65633 (1)

South Side of Square	Stone	1998	5962	Owned	Owned	1,600
Galena, Missouri 65656 (1)

20377 US Highway 160	Taney	2000	90235	Owned	Owned	2,250
Forsyth, Missouri 65653

2536 State Highway 176	Taney	2000	4528	Owned	Owned	2,500
Rockaway Beach, Missouri 65740

Drive-in Facilities
Route 60 and Oakland	Wright	1986	1506	Owned	Owned	1,200
Mountain Grove, Missouri 65711

223 West Washington	Webster	1993	1729	Owned	Owned	1,100
Marshfield, Missouri 65706

(1)

In March 1998, the Savings Bank purchased these branch offices from NationsBank.  As part of the agreement, the Savings Bank assumed customer deposits of $17.4 million and other liabilities of $60,000 in exchange for loans of $4.8 million, premises and equipment of $300,000, cash of $11.3 million and other assets of $70,000.  The Savings Bank paid a premium of $1.0 million for the loans purchased and the customer deposits assumed.  The acquisition was recorded using the purchase method of accounting. At June 30, 2004, the premium paid for the branches was being amortized on a straight-line basis over 15 years.  Results of operations of the branches acquired since the date of acquisition are included in the Consolidated Financial Statements contained in the Annual Report.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2004.

PART II

Item 5.  Market for Common Equity, and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The information contained in the section captioned "Common Stock Information" in the Annual Report is incorporated herein by reference.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
April 1-30, 2004	600	$20.48	600	15,429
May 1-31, 2004	17,000	$20.52	17,000	162,765
June 1-30, 2004	12,500	$20.72	12,500	150,265
Total	30,100	$20.61	30,100	150,265

Item 6.  Management's Discussion and Analysis or Plan of Operation

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements

Independent Auditors Report*

(a)   Consolidated Statements of Financial Condition as of June 30, 2004 and 2003*

(b)   Consolidated Statements of Income for the Years Ended June 30, 2004, 2003 and 2002*

(c)   Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2004, 2003 and 2002*

(d)   Consolidated Statements of Cash Flows for the Years Ended June 30, 2004, 2003 and 2002*

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

Item 8A.  Controls and Procedures.

Rider for Item 8A

(a)  Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)  (b)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer/chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information

     Not applicable.

In the year ended June 30, 2004, we the company did not make any significant changes in, nor take any corrective actions regarding our internal controls or other factors that could significantly affect these controls.  The Company  We periodically review theour internal controls for effectiveness, and did conduct such a review during this period.  In the future, the Companywe plans to conduct an evaluation of theour disclosure controls and procedures each quarter.

PART III

Item 9.  Directors, and Executivetive Officers , Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Actof the Registrant

The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

The following table sets forth certain information with respect to the executive officers of the Company and the Savings Bank.

Name

Age(1)

Position

Charles W. Schumacher

52

President and CEO, First Bancshares, Inc.

President and Chief Executive Officer,

  First Home Savings Bank

Susan J. Uchtman

41

Chief Financial Officer, First Bancshares,

  Inc. and First Home Savings Bank

_________________

(1)  As of June 30, 2004.

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

Charles W. Schumacher joined the Savings Bank in 2000 as the Senior Vice President and became President of the Savings Bank in January 2002 and President and CEO of First BancsharesBSI on June 30, 2004.  Previously, Mr. Schumacher was the Executive Vice President and CEO of Northwoods State Bank in Iowa from 1992-2000.

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

Code of Ethics

First Bancshares, Inc. has adopted a Code of Ethics that applies to First

Bancshares’ directors, executive officers and all other employees. A copy of First

Bancshares’ Code of Ethics is available to any person without charge,

upon written request made to the Corporate Secretary at PO Box 777, Mountain Grove, Missouri 65711.

Item 10.  Executive Compensation

The information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plans as of June 30, 2004.

(c)
Number of securities
	(a)	(b)	remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price	under equity
	exercise of	of outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column (a))

Equity compensation plans approved
by security holders:
Option plan	6,000	$9.17	-
Restricted stock plan	-	-	-

Equity compensation plans not
approved by security holders:	-	-	-
Total	6,000	$9.17	-

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

10.2   First Home Savings Bank 1994 Employee Stock Ownership Plan*

10.3   First Bancshares, Inc. 1993 Stock Option Plan**

10.4   First Home Savings Bank Management Recognition and Development Plan**

10.5   Employment Agreement with Charles W. Schumacher (incorporated by reference to the Form 10KSB filing for the fiscal year ended June 30, 2001)

13.    Annual Report to Stockholders

21.    Subsidiaries of the Registrant

23.    Auditors’ Consent

331.1   Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32   Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Report on Form 8-K

1)   On May 12, 2004, First Bancshares, Inc. furnished a Form 8-K reporting financial results for the fiscal quarter ended March

31, 2004 and announcing the retirement of President and Chief Executive Officer, Stephen H. Romines, effective June 30, 2004, and naming Charles W. Schumacher to succeed Mr. Romines.

(2)   On June 21, 2004, First Bancshares, Inc. filed a Form 8-K announcing First Home Savings Bank, the wholly owned subsidiary of First Bancshares, Inc. had been informed its largest substandard borrower had filed for protection under Chapter 11 bankruptcy.   No Forms 8-K were filed during the quarter ended June 30, 2004

-------------------

*     Incorporated by reference to the Corporation’s Registration Statement on Form S-1 File No. 33-69886.

**    Incorporated by reference to the Corporation’s 1994 Annual Meeting Proxy Statement dated September 14, 1994.

Item 14.  Principal Accountant Fees and Service.

     The information required by this item is incorporated by reference to page 11 of the 2004 Proxy Statement.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANCSHARES, INC.

Date:  September 289, 2004

By: /s/ Charles W. Schumacher

Charles W. Schumacher

Chairman of the Board,

President and Chief

Executive Officer (Duly

Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Charles W. Schumacher

September 289, 2004

Charles W. Schumacher

Chairman of the Board, President, Chief

Executive Officer (Principal Executive Officer)

By:/s/ Susan J. Uchtman

September 288, 2004

Susan J. Uchtman

Chief Financial Officer

By: /s/ Harold F. Glass

September 289, 2004

Harold F. Glass

Director

By:/s/ Charles W. Schumacher

September 289, 2004

Charles W. Schumacher

Director

By:/s/ John G. Moody

September 289, 2004

John G. Moody

Director

By: /s/ Dr. James F. Moore

September 289, 2004

Dr. James F. Moore

Director

Exhibit 31.1

Certification of Chief Executive Officer

Pursuant to Section 906302 of the Sarbanes-Oxley Act of 2002

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Charles W. Schumacher, certify that:

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

Date: September 289, 2004

/s/ Charles W. Schumacher

Charles W. Schumacher

Chairman, President and Chief Executive Officer

Exhibit 31.2

Certification of Chief Financial Officer

Pursuant to Section 906302 of the Sarbanes-Oxley Act of 2002

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

Date: September 289, 2004

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

(b)     Wholly owned subsidiary of First Home Savings Bank.

Exhibit 23

Consent of Auditors

(On CPA firm letterhead)

CONSENT OF INDEPENDENT AUDITORS

We have issued our report dated July 31, 2004,August 9, 2004 accompanying the Consolidated Financial Statement incorporated by reference in the Annual Report of First Bancshares, Inc. on Form 10-KSB for the year ending June 30, 2004.  We hereby consent to the incorporation by reference of said reports in the Registration Statement of First Bancshares, Inc. on Form S-8 (File No. 33-87234, effective December 9, 1994).

                                /s/Kirkpatrick, Phillips & Miller

                          KIRKPATRICK, PHILLIPS & MILLER, CPAs , P.C.

Springfield, Missouri

September 276, 2004

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

Date: September 289, 2004

/s/ Charles W. Schumacher

Charles W. Schumacher

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

Date: September 289, 2004

/s/ Susan J. Uchtman

Susan J. Uchtman

Chief Financial Officer

A signed original of the written statement required by Section 906 has been provided to First Bancshares, Inc. and will be retained by First Bancshares, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.