Form 10QSB
period 2004-09-30
FIRST BANCSHARES INC /MO/
filed 2004-11-15
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-QSB

_________________________________

(Mark One)

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2004

or

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

1,613,033 shares outstanding on November 10, 2004

Transitional Small Business Disclosure Format (check one): Yes              No   X

FIRST BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-QSB

September 30, 2004

INDEX	PAGE
PART I-FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)	1
CONSOLIDATED STATEMENTS OF INCOME (unaudited)	2
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)	3-4
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)	5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	6-10
ITEM 2 - MANAGEMENT S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	11-15
ITEM 3 – CONTROLS AND PROCEDURES	16
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	17
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	17
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	17
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17
ITEM 5. OTHER INFORMATION	17
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	17
SIGNATURES
EXHIBIT 31.1. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT 32. CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	September 30,	June 30,
	2004	2004
	(In thousands)
ASSETS
Cash and cash equivalents, including interest-bearing accounts of $28,158 at September 30 and $27,431 at June 30	$33,654	$32,771
Certificates of deposit	2,706	3,399
Investment securities available-for-sale, at fair value	7,765	8,175
Investment securities held-to-maturity (estimated fair value $26,941 at September 30 and $28,635 at June 30)	26,897	28,816
Investment in Federal Home Loan Bank stock, at cost	1,904	1,904
Mortgage-backed certificates available-for-sale, at fair value	2,363	2,777
Mortgage-backed certificates held-to-maturity (estimated fair value $3,444 at September 30 and $3,923 at June 30)	3,553	4,130
Loans receivable held-for-investment, net (includes reserves for loan losses of $1,216 at September 30 and $1,240 at June 30)	164,833	166,259
Accrued interest receivable	1,618	1,581
Prepaid expenses	230	96
Life insurance proceeds receivable	1,297	-
Property and equipment, less accumulated depreciation and valuation reserves	8,516	8,404
Intangible assets, less accumulated amortization	464	481
Real estate owned	471	174
Deferred tax asset, net	41	102
Bank-owned life insurance – cash surrender value	5,330	5,763
Other assets	134	146
Total assets	$261,776	$264,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits	$202,834	$207,247
Advances from Federal Home Loan Bank	29,104	29,121
Borrowings	305	450
Accrued expenses and accounts payable	776	862
Unearned income	83	-
Income taxes payable	270	2
Total liabilities	233,372	237,682
Commitments and contingencies	-	-
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value; 8,000,000 shares authorized, 2,891,036 and 2,891,036 issued at September 30 and June 30, respectively, 1,614,048 and 1,627,819 outstanding at September 30 and June 30, respectively	29	29
Paid-in capital	17,801	17,801
Retained earnings - substantially restricted	28,372	27,061
Treasury stock - at cost; 1,276,988 and 1,263,217 shares at September 30 and June 30, respectively	(17,738)	(17,461)
Accumulated other comprehensive income	(60)	(134)
Total stockholders' equity	28,404	27,296
Total liabilities and stockholders' equity	$261,776	$264,978

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -- - - - -

	(Unaudited)
	Quarter Ended September 30,
	2004	2003
	(In thousands)
Interest Income:
Loans receivable	$2,893	$3,163
Investment securities	309	292
Mortgage-backed and related securities	53	70
Other interest-earning assets	76	36
Total interest income	3,331	3,561

Interest Expense:
Customer deposits	901	1,117
Borrowed funds	416	420
Total interest expense	1,317	1,537

Net interest income	2,014	2,024

Provision for loan losses	2	135
Net interest income after provision for loan losses	2,012	1,889

Noninterest Income:
Service charges and other fee income	474	440
Gain/(loss) on sale of property and equipment and real estate owned	(10)	(25)
Gain on sale of investments	(4)	-
Income from real estate operations	11	7
Insurance commissions	18	35
Income from bank-owned life insurance	865	67
Other	14	34
Total noninterest income	1,368	558

Noninterest Expense:
Compensation and employee benefits	916	867
Occupancy and equipment	293	270
Deposit account processing	61	11
Advertising	41	38
Deposit insurance premiums	8	-
Other	402	335
Total noninterest expense	1,721	1,521

Income before taxes	1,659	926

Income Tax Expense	284	307

Net income	$1,375	$619

Basic earnings per share	$0.85	$0.38
Diluted earnings per share	0.84	0.37
Dividends per share	0.04	0.04

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	Quarter Ended September 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$1,375	$619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	168	153
Amortization of intangible assets	17	17
Premium amortization	5	71
Increase in cash surrender value	(65)	(67)
Income from bank-owned life insurance	(800)	-
Loss on sale of investments	4	-
Loss on sale of real estate owned	12	25
Gain on sale of property and equipment	(2)	-
Loss on loans, net of recoveries	2	135
Net change in operating accounts:
Accrued interest receivable and other assets	(159)	(196)
Deferred loan costs	7	8
Income taxes payable – current	268	66
Deferred income taxes	18	(10)
Accrued expenses	(86)	(174)
Net cash from operating activities	764	647

Cash flows from investing activities:
Proceeds from maturities of investment securities available-for-sale	498	250
Purchase of investment securities held-to-maturity	(205)	(406)
Proceeds from maturities of investment securities held-to-maturity	2,132	2,640
Net change in certificates of deposits purchased	693	100
Net change in loans receivable	1,245	4,402
Proceeds from maturities of mortgage-backed securities available-for-sale	307	665
Proceeds from sales of mortgage-backed securities available-for-sale	125	-
Proceeds from maturities of mortgage-backed securities held-to-maturity	571	1,713
Purchases of property and equipment	(411)	(100)
Proceeds from sale of property and equipment	26	-
Proceeds from principal payments on notes receivable	18	-
Proceeds from sale of real estate owned	96	128
Net cash from investing activities	5,095	9,392

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	Quarter Ended September 30,
	2004	2003
	(In thousands)
Cash flows from financing activities:
Net change in demand deposits, savings accounts, and certificates of deposit	$(4,413)	$1,563
Proceeds from borrowed funds	250	-
Payments on borrowed funds	(472)	(16)
Proceeds from sale of common stock	-	54
Purchase of treasury stock	(277)	(17)
Cash dividends paid	(64)	(66)
Net cash from (used in) financing activities	(4,976)	1,518

Net increase in cash and cash equivalents	883	11,557

Cash and cash equivalents – beginning of period	32,771	23,313
Cash and cash equivalents - end of period	$33,654	$34,870

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	Quarter Ended September 30,
	2004	2003
	(In thousands)

Net income	$1,375	$619

Unrealized gains/(losses) on securities:

Gains/(losses) arising during period, net of tax	71	(136)

Reclassification adjustment, net of tax	3	-

Other comprehensive income/(loss)	74	(136)

Comprehensive income	$1,449	$483

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - Basis of Presentation

The consolidated interim financial statements as of September 30, 2004 included in this report have been prepared by First Bancshares, Inc. (Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the September 30, 2004 interim financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year. The June 30, 2004 Consolidated Statements of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

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

		Dilutive
	Weighted Average Number	Shares
	of Common Shares	Issuable
Quarter ended September 30, 2004	1,624,936	3,258
Quarter ended September 30, 2003	1,639,314	27,772

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

The Company’s 2004 Stock Option and Incentive Plan has authorized the grant of options to certain officers, employees and directors for up to 100,000 shares of the Company’s common stock.  All options granted have 10 year terms and vest and become exercisable ratably over five years following the date of grant.  This was approved by shareholders in October 2004.

The Company’s 1993 Stock Option and Incentive Plan authorized the grant of options to certain officers, employees and directors for up to 304,174 shares of the Company’s common stock.  All options granted had 10 year terms and vest and became exercisable ratably over 5 years following date of grant.  This plan expired on December 23, 2003.

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

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A summary of the Company’s stock option activity, and related information follows:

Three Months Ended

      Three Months Ended

September 30, 2004

September 30, 2003

Weighted

Weighted

Average

Exercise

Exercise

Options

Price

Options

Price

Outstanding –

  beginning of period

6,000

$

9.17

51,860

$

5.74

Granted

-

                -

               -

-

Exercised

-

-

(10,600)

5.11

Forfeited

-

-

-

-

Outstanding –

  end of period

6,000

9.17

41,260

5.91

Exercisable at end

  of period

4,000

8.81

37,260

5.48

The following table summarizes information about stock options outstanding at September 30, 2004:

Number

Number

Remaining

Exercise

Outstanding at

Exercisable at

Contractual

Price

September 30

September 30

Life (Months)

$

7.75

2,000

2,000

9

9.88

4,000

2,000

72

6,000

4,000

  The weighted-average remaining contractual life of those options is 4.25 years.

NOTE D - Treasury Stock

The Company has completed ten separate stock repurchase programs between March 9, 1994 and May 28, 2004. During those ten programs, a total of 1,247,676 shares of stock were acquired at a combined cost of $17.2 million. On May 28, 2004, an eleventh repurchase program of 164,336 shares was initiated. As of November 9, 2004, 30,327 shares had been repurchased at a cost of $600,000. Treasury stock is shown at cost for financial statement presentation.  The following table summarizes the stock repurchase program information for the three months ended September 30, 2004:

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
July 2004	1,080	$20.49	1,080	148,642
August 2004	620	$19.82	620	148,022
September 2004	12,071	$20.14	12,071	135,951
Total	13,771	$20.15	13,771	135,951

NOTE E - Accounting Changes

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This Interpretation of ARB No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities.  Interpretation No. 46 establishes standards for determining under what circumstances a so-called variable interest entity should be consolidated with its primary beneficiary, including those to which the usual condition for consolidation does not apply.  This Interpretation was effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The adoption of this Interpretation did not have a material impact on the Company.  In December 2003, the FASB issued FASB Interpretations No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R).  FIN 46R is an update of FIN 46 and contains different implementation dates based on the types of entities subject to the standard and based on whether a company has adopted FIN 46.  The Company does not expect FIN 46R will have a material impact on the Company’s results of operations or financial condition.

NOTE F - Income from Bank Owned Life Insurance

First Home Savings Bank recorded income of approximately $800,000 for bank-owned life insurance proceeds during the quarter ended September 30, 2004.  The proceeds are due to the death of an insured covered under polices purchased in June 2003.  There will be no tax effect on the income as life insurance proceeds are not taxable according to current regulations. Also, the Bank is receiving a return of cash surrender value of approximately $500,000 on the polices to total the $1.3 million receivable from the insurance companies.

Note G - Sale of Subsidiary

On June 22, 2004, an agreement was entered into to sell the property and equipment of South Central Missouri Title Company, Inc for $252,000.  In addition, South Central entered into a covenant not to compete agreement with the purchaser.  Expense related to the sale totaled $61,512.  As of the date of the sale, the assets sold had a net book value of $100,166.  The majority of the sales price is in the form of a promissory note to South Central with a five year maturity.  The transaction closed on July 16, 2004.  As a result of this sale, the subsidiary will no longer offer sales of title insurance or real estate closing services.  The company is accounting for this sale on the installment method.  The following schedule summarizes certain information for the transaction:

Revenue	$252,000
Cost of Sale	161,678
Gross Profit	90,322
Profit recognized from payments received	7,261
Gross profit deferred	$83,061

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 2004, as well as certain material changes in results of operations during the three month periods ended September 30, 2004 and 2003.

The following narrative is written with the presumption that the users have read or have access to the Company’s 2004 Form 10-KSB, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2004, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

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

Comparison of the Three Months ended September 30, 2004 to the Three Months Ended September 30, 2003

Financial Condition. Total assets decreased $3.2 million during the quarter to $261.8 million at September 30, 2004. A $2.3 million decrease in investment securities, a $1.0 million decrease in mortgage-backed certificates and a $1.4 million decrease in net loans was offset by a $1.3 million increase in life insurance proceeds receivable as discussed in Note F. Customer deposits decreased $4.4 million primarily in certificates of deposits and money market accounts.  Stockholders’ equity increased $1.1 million through net income from the quarter offset by purchases of treasury stock.

Nonperforming assets of $3.8 million, or 1.44% of total assets at September 30, 2004 increased from $3.2 million, or 1.18% of total assets, at June 30, 2004.

Net Income. Net income was $1.4 million, an increase of $756,000, or 122.13%, from $619,000 for the quarter ended September 30, 2003.  Net interest income after provision for loan losses increased $123,000. During the quarter ended September 30, 2004, noninterest income increased $810,000 to $1.4 million, primarily due to the life insurance proceeds recorded as discussed in Note F. Noninterest expense increased $200,000 to $1.7 million and income tax expense decreased $23,000 to $284,000.

Net Interest Income. Net interest income remained basically constant at $2.0 million for the quarters ended September 30, 2004 and 2003, respectively.  Interest income decreased $230,000 offset by a $220,000 decrease in interest expense.

Interest Income. Interest income decreased $230,000, or 6.46%, from $3.5 million for the quarter ended September 30, 2003 to $3.3 million for the quarter ended September 30, 2004. Interest income from loans receivable decreased $270,000 from $3.2 million for the quarter ended September 30, 2003 to $2.9 million for the quarter ended September 30, 2004.  The decrease was attributable to a $9.7 million decrease in average loans outstanding combined with a decrease in the average yield from 7.16% for the quarter ended September 30, 2003 to 6.94% for the quarter ended September 30, 2004.  The decrease in average loans was the result of a continuing trend of loan payments and payoffs exceeding loan originations.  The decline in long-term rates has caused some of the Savings Bank’s customers to seek long-term fixed rate products that First Home does not offer.

Interest income from investment securities was $309,000 for the quarter ended September 30, 2004, an increase of $17,000 from $292,000 for the quarter ended September 30, 2003. The effect of a higher balance in outstanding securities was enhanced by a higher average interest rate. Income from mortgage-backed securities decreased $17,000 to $53,000, which was attributable to a lower balance maintained in those securities. Income from other interest-earning assets increased $40,000 from $36,000 for the quarter ended September 30, 2003 to $76,000 for the quarter ended September 30, 2004.  The average rate earned increased from .59% for the quarter ended September 30, 2003 to 1.03% for the quarter ended September 30, 2004.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Interest Expense. Interest expense decreased $220,000, or 14.3%, from $1.5 million for the quarter ended September 30, 2003 to $1.3 million for the quarter ended September 30, 2004. Interest expense on customer deposits decreased $216,000 to $901,000.  The average rate paid on those deposits decreased from 2.17% for the quarter ended September 30, 2003 to 1.83% for the quarter ended September 30, 2004 combined with a decrease in the average balance outstanding of $8.1 million. A decrease in the average outstanding balance of Federal Home Loan Bank (FHLB) advances created a $4,000 decrease in interest expense.

Provision for Loan Losses. Loan loss provisions decreased $133,000, from $135,000 for the quarter ended September 30, 2003 to $2,000 for the quarter ended September 30, 2004.  That decrease was attributable to a decrease in actual loans losses and a reduction in classified assets. Actual loan losses, net of recoveries, were $26,000 for the quarter ended September 30, 2004 compared to $131,000 for the quarter ended September 30, 2003.

Noninterest Income. Noninterest income increased $810,000, from $558,000 for the quarter ended September 30, 2003 to $1,368,000 for the quarter ended September 30, 2004.  The primary contributor to the increase was $800,000 in income from bank-owned life insurance proceeds from the death of an insured covered under policies purchased in June 2003 as discussed in Note F.  Service charges and other fee income from transaction accounts increased $34,000 to $474,000. During the quarter ended September 30, 2004, there were net losses totaling $10,000 on the sale of property and equipment and foreclosed real estate compared to $25,000 net losses on the sales or write-downs of foreclosed real estate during the comparable quarter in 2003.

Offsetting the increase in noninterest income during the quarter ended September 30, 2004 was a decrease in insurance commissions of $17,000 as discussed in Note G.

Noninterest Expense. Noninterest expense was $1.7 million for the quarter ended September 30, 2004, an increase of $200,000, or 13.15%, from $1.5 million for the quarter ended September 30, 2003. Employee compensation and benefits increased $49,000 to $916,000 as a result of salary increases and defined benefit plan funding offset slightly by decreased group health insurance premiums and self insurance costs.  Occupancy and equipment expense increased $23,000 to $293,000 primarily as a result of enhancements to computer software and equipment and prepaid annual maintenance agreements on the addition of ATMs.

Deposit insurance premiums increased $8,000 for the quarter ended September 30, 2004. First Home Savings Bank (First Home or the Savings Bank) received a credit during the quarter ended September 30, 2003 relating to the purchase of the Crane and Galena branches to use against current premiums.

Deposit account processing expenses increased $50,000 through the outsourcing of check imaging and statement preparation beginning in January 2004.

During the quarter ended September 30, 2004, other noninterest expenses increased $67,000 to $402,000; increases were $37,000 for strategic planning and interest rate risk consulting, $11,000 in amortization of Missouri low-income housing tax credits purchased in December 2003 and $6,000 in marketing fees on the overdraft protection program.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Net Interest Margin. Net interest margin increased from 3.23% for the three months ended September 30, 2003 to 3.31% for the three months ended September 30, 2004. Income from earning assets decreased $230,000, or 6.46%, between the two quarters while interest expense decreased $220,000, or 14.31%. The average earning asset base decreased $7.8 million, or 3.12%, which was offset by a $8.0 million, or 3.41%, decrease in the average interest-bearing liability base.

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

First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from a FHLB line of credit can be drawn as an alternative source of funds. During the period presented, First Home used its sources of funds primarily to fund loan commitments, and pay maturing savings certificates and deposit withdrawals. At September 30, 2004, First Home had approved loan commitments totaling $3.6 million and undisbursed loans in process of $3.2 million.

Liquid funds necessary for normal daily operations of First Home are maintained in two working checking accounts and a daily time account with the FHLB of Des Moines. It is the Savings Bank's current policy to maintain adequate collected balances in those two checking accounts to meet daily operating expenses, customer withdrawals, and fund loan demand. Funds received from daily operating activities are deposited, on a daily basis, in one of the working checking accounts and transferred, when appropriate, to daily time to enhance income or to reduce any outstanding line-of-credit advance from the FHLB or purchase investment securities.

Normal daily operating expenses are expected to remain constant. Noninterest expense as a percentage of average assets at 2.6% is also expected to remain constant. Interest expense is expected to basically remain steady to decreasing slightly.  While the deposit base is expected to remain constant, the average interest rates paid on new and renewed accounts is expected to increase slightly.  The balance in outstanding loans is expected to decrease slightly combined with constant rates earned on new and existing adjustable rate loans.

At September 30, 2004, certificates of deposit amounted to $99.9 million, or 49% of First Home's total deposits, including $38.0 million of fixed rate certificates scheduled to mature within 12 months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and FHLB advances and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at September 30, 2004.

	(Unaudited)
		Percent of Adjusted
	Amount	Total Assets
	(Dollars in thousands)

Tangible capital	$23,647	9.2%
Tangible capital requirement	3,855	1.5
Excess	$19,792	7.7%

Core capital	$23,647	9.2%
Core capital requirement	10,346	4.0
Excess	$13,301	5.2%

Risk-based capital	$24,814	16.5%
Risk-based capital requirement	12,290	8.0
Excess	$ 12,524	8.5%

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

(b)

Changes in Internal Controls:  In the quarter ended September 30, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on October 20, 2004 at the Days Inn Conference Room located at 300 East 19th Street, Mountain Grove, Missouri.  The results of the vote on the three items presented at the meeting were as follows:

Election of Directors

Shareholders elected the following nominees to the Board of Directors for the terms indicated by the following vote:

		FOR		WITHHELD
	Term to	Number		Number
	Expire	of Votes	Percentage	of Votes	Percentage

John G. Moody	2007	1,278,249	98.4%	20,226	1.6%
Charles W. Schumacher	2007	1,251,877	96.4%	46,598	3.6%

2004 Stock Option Plan

Shareholders approved the 2004 Stock Option Plan (“SOP”), authorizing the issuance of 100,000 shares of common stock under the SOP by the following vote:

	Number
	of Votes	Percentage
FOR …………………	498,563	95.6%
AGAINST …………..	17,922	3.4%
ABSTAIN …………..	5,280	1.0%
BROKER NON-VOTE	776,710	N/A

2004 Management Recognition Plan

Shareholders approved the 2004 Management Recognition Plan (“MRP”), authorizing the issuance of 50,000 shares of restricted common stock under the MRP by the following vote:

	Number
	of Votes	Percentage
FOR …………………	493,427	94.6%
AGAINST …………..	22,842	4.4%
ABSTAIN …………..	5,496	1.1%
BROKER NON-VOTE	776,710	N/A

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

a.2

First Bancshares, Inc. 2004 Stock Option Plan***

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

*

Incorporated by reference to the Company’s Registration Statement on Form S-1 File No. 33-69886.

**

Incorporated by reference to the Company’s 1994 Annual Meeting Proxy Statement dated September 14, 1994.

***

Incorporated by reference to the Company’s 2004 Annual Meeting Proxy Statement dated September 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Bancshares, Inc.

Date: November 15, 2004

By: /s/ Charles W. Schumacher

Charles W. Schumacher

Chairman, President and CEO

By: /s/ Susan J. Uchtman

Susan J. Uchtman

CFO

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Charles W. Schumacher, President and Chief Executive Officer, certify that:

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

Date:	November 15, 2004	/s/ Charles W. Schumacher
Charles W. Schumacher
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

Date:	November 15, 2004	/s/ Susan J. Uchtman
Susan J. Uchtman
Chief Financial Officer

#

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

OF FIRST BANCSHARES, INC.

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with this Quarterly Report on Form 10-QSB, that:

•

The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

•

The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: November 15, 2004	/s/ Charles W. Schumacher
Charles W. Schumacher
Chief Executive Officer

/s/ Susan J. Uchtman
Date: November 15, 2004	Susan J. Uchtman
Chief Financial Officer