Form 10QSB
period 2004-12-31
FIRST BANCSHARES INC /MO/
filed 2005-02-14
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-QSB

_________________________________

(Mark One)

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 2004

or

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

1,571,460 shares outstanding on February 10, 2005

Transitional Small Business Disclosure Format (check one): Yes              No   X

FIRST BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-QSB

December 31, 2004

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
SIGNATURES
EXHIBIT 31.1. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT 32. CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	December 31,	June 30,
	2004	2004
	(In thousands)
ASSETS
Cash and cash equivalents, including interest-bearing accounts of $25,746 at December 31 and $27,431 at June 30	$32,833	$32,771
Certificates of deposit	1,882	3,399
Investment securities available-for-sale, at fair value	9,066	8,175
Investment securities held-to-maturity (estimated fair value $24,489 at December 31 and $28,635 at June 30)	24,540	28,816
Investment in Federal Home Loan Bank stock, at cost	1,904	1,904
Mortgage-backed certificates available-for-sale, at fair value	5,932	2,777
Mortgage-backed certificates held-to-maturity (estimated fair value $3,162 at December 31 and $3,923 at June 30)	3,238	4,130
Loans receivable held-for-investment, net (includes reserves for loan losses of $1,175 at December 31 and $1,240 at June 30)	163,715	166,259
Accrued interest receivable	1,495	1,581
Prepaid expenses	471	96

Property and equipment, less accumulated depreciation and valuation reserves	8,350	8,404
Intangible assets, less accumulated amortization	447	481
Real estate owned	369	174
Deferred tax asset, net	53	102
Bank-owned life insurance – cash surrender value	5,395	5,763
Other assets	372	146
Total assets	$260,062	$264,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits	$201,497	$207,247
Advances from Federal Home Loan Bank	28,770	29,121
Borrowings	55	450
Accrued expenses and accounts payable	732	862
Unearned income	83	-
Income taxes payable	323	2
Total liabilities	231,460	237,682
Commitments and contingencies	-	-
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value; 8,000,000 shares authorized, 2,891,036 and 2,891,036 issued at December 31 and June 30, respectively, 1,601,533 and 1,627,819 outstanding at December 31 and June 30, respectively	29	29
Paid-in capital	17,801	17,801
Retained earnings - substantially restricted	28,848	27,061
Treasury stock - at cost; 1,289,503 and 1,263,217 shares at December 31 and June 30, respectively	(17,993)	(17,461)
Accumulated other comprehensive income	(83)	(134)
Total stockholders' equity	28,602	27,296
Total liabilities and stockholders' equity	$260,062	$264,978

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -- - - - -

	(Unaudited)		(Unaudited)
	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
	(Dollars in thousands)
Interest Income:
Loans receivable	$2,877	$2,971	$5,771	$6,134
Investment securities	292	334	601	626
Mortgage-backed and related securities	58	77	112	147
Other interest-earning assets	111	44	186	80
Total interest income	3,338	3,426	6,670	6,987

Interest Expense:
Customer deposits	863	1,038	1,764	2,155
Borrowed funds	411	415	827	835
Total interest expense	1,274	1,453	2,591	2,990
Net interest income	2,064	1,973	4,079	3,997

Provision for loan losses	52	15	54	150
Net interest income after
provisions for losses	2,012	1,958	4,025	3,847

Noninterest Income:
Service charges and other fee income	458	452	932	892
Income from real estate and other operations	13	7	24	14
Insurance commissions	2	26	20	61
Gain on investments	-	138	(4)	138
Gain (loss) on sale of property and equipment and real estate owned	-	(5)	(10)	(30)
Income from bank-owned life insurance	63	67	928	134
Other	10	21	24	55
Total noninterest income	546	706	1,914	1,264

Noninterest Expense:
Compensation and employee benefits	1,002	927	1,918	1,794
Occupancy and equipment	292	287	585	557
Deposit account processing	60	6	121	6
Advertising	18	19	59	57
Deposit insurance premiums	7	8	15	8

Professional fees	64	53	117	93
Other	317	308	667	614
Total noninterest expense	1,760	1,608	3,482	3,129

Income before taxes	798	1,056	2,457	1,982
Income Taxes	257	328	541	635

Net income	$541	$728	$1,916	$1,347

Earnings per share – basic	.34	.44	1.18	.82
Earnings per share – diluted	.33	.44	1.18	.82
Dividends per share	.04	.04	.08	.08

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	December 31,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$1,916	$1,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	346	328
Amortization of intangible assets	34	34
Premium amortization	16	94
Increase in cash surrender value	(128)	(134)
(Gain)/loss on sale of investments	4	(138)
Loss on sale of real estate owned	25	30
Gain on sale of property and equipment	(15)	-
Loss on loans, net of recoveries	54	150
Net change in operating accounts:
Accrued interest receivable and other assets	(283)	(215)

Deferred loan costs	15	9
Income taxes payable – current	321	130
Deferred income taxes	19	6
Accrued expenses	(130)	(175)
Net cash from operating activities	2,194	1,466

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(1,750)	(1,399)
Purchase of investment securities held-to-maturity	(1,140)	(17,403)
Purchase of Federal Home Loan Bank stock	-	(3)
Proceeds from sale of investment securities available-for-sale	150	425
Proceeds from maturities of investment securities available-for-sale	748	1,500
Proceeds from maturities of investment securities held-to-maturity	5,427	4,929
Net change in certificates of deposits purchased	1,517	307
Net change in loans receivable	1,930	6,553
Purchase of mortgage-backed securities available-for-sale	(3,783)	(2,550)
Proceeds from maturities of mortgage-backed securities available-for-sale	525	1,169
Proceeds from sales of mortgage-backed securities available-for-sale	125	-
Proceeds from maturities of mortgage-backed securities held-to-maturity	881	3,094
Purchases of property and equipment	(450)	(220)
Proceeds from sale of property and equipment	66	-
Proceeds from repayment of cash surrender value	496	-
Proceeds from principal payments on notes receivable	18	-
Purchase of other assets	-	(143)
Proceeds from sale of real estate owned	325	305
Net cash from (used in) investing activities	5,085	(3,436)

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	December 31,
	2004	2003
	(In thousands)
Cash flows from financing activities:
Net change in demand deposits, savings accounts, and certificates of deposit	$(5,750)	$5,103
Proceeds from borrowed funds	250	-
Payments on borrowed funds	(1,056)	(198)
Proceeds from sale of common stock	-	205
Purchase of treasury stock	(532)	(172)
Cash dividends paid	(129)	(132)
Net cash from (used in) financing activities	(7,217)	4,806

Net increase in cash and cash equivalents	62	2,836

Cash and cash equivalents – beginning of period	32,771	23,313
Cash and cash equivalents - end of period	$32,833	$26,149

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	(Unaudited)
Quarter Ended	Six Months Ended

	December 31,		December 31,
	2004	2003	2004	2003
	(In thousands)

Net income	$ 541	$ 728	$ 1,916	$ 1,347

Unrealized gains/(losses) on securities
Gains/(losses) arising during period, net of tax	(23)	(186)	48	(322)
Reclassification adjustment, net of tax	-	87	3	87

Other comprehensive income/(loss)	(23)	(99)	51	(235)

Comprehensive income	$ 518	$629	$1,967	$ 1,112

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - Basis of Presentation

The consolidated interim financial statements as of December 31, 2004 included in this report have been prepared by First Bancshares, Inc. (Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 2004 interim financial statements. The results of operations for the periods ended December 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year. The June 30, 2004 Consolidated Statements of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

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

		Dilutive
Weighted Average Number		Shares
of Common Shares		Issuable
Quarter ended December 31, 2004	1,612,435	3,257
Quarter ended December 31, 2003	1,649,213	5,102

Six Months ended December 31, 2004	1,618,685	3,257
Six Months ended December 31, 2003	1,644,263	4,847

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

The Company’s 2004 Management Recognition Plan has authorized the award of shares to certain officers, employees and directors for up to 50,000 shares of the Company’s common stock.  All shares awarded will have a restricted period to be determined by the Corporation’s Compensation Committee.  The restricted period shall not be less than three years if the award is time based, or not less than one year if performance based.  This was approved by shareholders in October 2004.

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

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A summary of the Company’s stock option activity, and related information follows:

Three Months Ended

      Three Months Ended

December 31, 2004

December 31, 2003

Weighted

Weighted

AverageAverage

Exercise

Exercise

Options

Price

Options

Price

Outstanding –

  beginning of period

6,000

$

9.17

41,260

$

5.91

Granted

-

                -

               -

-

Exercised

-

-

(32,260)

5.07

Forfeited

-

-

-

-

Outstanding –

  end of period

6,000

9.17

9,000

8.90

Exercisable at end

  of period

4,000

8.81

5,000

8.13

Six Months Ended

      Six Months Ended

December 31, 2004

December 31, 2003

Weighted

Weighted

AverageAverage

Exercise

Exercise

Options

Price

Options

Price

Outstanding –

  beginning of period

6,000

$

9.17

51,860

$

5.74

Granted

-

                -

               -

-

Exercised

-

-

(42,860)

5.08

Forfeited

-

-

-

-

Outstanding –

  end of period

6,000

9.17

9,000

8.90

Exercisable at end

  of period

4,000

8.81

5,000

8.13

The following table summarizes information about stock options outstanding at December 31, 2004:

Number

Number

Remaining

Exercise

Outstanding at

Exercisable at

Contractual

Price

December 31

December 31

Life (Months)

$

7.75

2,000

2,000

6

9.88

4,000

2,000

69

6,000

4,000

  The weighted-average remaining contractual life of those options is 4.00 years.

NOTE D - Treasury Stock

The Company has completed ten separate stock repurchase programs between March 9, 1994 and May 28, 2004. During those ten programs, a total of 1,247,676 shares of stock were acquired at a combined cost of $17.2 million. On May 28, 2004, an eleventh repurchase program of 164,336 shares was initiated. As of January 17, 2005, 55,700 shares had been repurchased at a cost of $1.1 million. Treasury stock is shown at cost for financial statement presentation.  The following table summarizes the stock repurchase program information for the three months ended December 31, 2004:

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
October 2004	1,000	$19.61	1,000	134,951
November 2004	15	$18.35	15	134,936
December 2004	11,500	$20.45	11,500	123,436
Total	12,515	$20.38	12,515	123,436

NOTE E - Accounting Changes

In December 2004, the FASB issued a revision to FASB Statement No. 123, “Accounting for Stock Based Compensation”.  FASB Statement No. 123(R), “Share Based Payment” (“SFAS 123 (R)”), supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments.  SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  We currently account for our stock-based compensation using the intrinsic method as defined in APB Opinion No. 25 and accordingly, we have not recognized any expense for our stock option plans in our consolidated financial statements.  Statement 123R is effective for interim or annual periods beginning after December 15, 2005.  We are currently analyzing this new pronouncement to determine the impact on our financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This Interpretation of ARB No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities.  Interpretation No. 46 establishes standards for determining under what circumstances a so-called variable interest entity should be consolidated with its primary beneficiary, including those to which the usual condition for consolidation does not apply.  This Interpretation was effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The adoption of this Interpretation did not have a material impact on the Company.  In December 2003, the FASB issued FASB Interpretations No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R).  FIN 46R is an update of FIN 46 and contains different implementation dates based on the types of entities subject to the standard and based on whether a company has adopted FIN 46.  The adoption of FIN 46R did not have a material impact on the Company’s results of operations or financial condition.

NOTE F - Income from Bank Owned Life Insurance

First Home Savings Bank recorded income of approximately $800,000 for bank-owned life insurance proceeds during the six months ended December 31, 2004. The proceeds were due to the death of an insured covered under polices purchased in June 2003.  There was no tax effect on the income as life insurance proceeds are not taxable according to current regulations. Also, the Bank received a return of cash surrender value of approximately $500,000 on the polices to total $1.3 million received from the insurance companies.

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

Revenue	$252,000

Cost of Sale	161,678
Gross Profit	90,322
Profit recognized from payments received	7,597
Gross profit deferred	$82,725

Note H – Employment Contract

The Company has entered into an employment contract with its president through his retirement date that provides for a minimum annual salary, shares granted through the management recognition plan, stock options granted through the stock option plan, and other compensation.  The agreement was included with a Form 8-K filed with the SEC on February 8, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 2004, as well as certain material changes in results of operations during the six month periods ended December 31, 2004 and 2003.

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

Comparison of the Three Months ended December 31, 2004 to the Three Months Ended December 31, 2003.

Financial Condition. Total assets decreased $1.7 million during the quarter to $260.0 million at December 31, 2004. A $1.6 million decrease in cash and certificates of deposit purchased, a $1.1 million decrease in investment securities, a $1.1 million decrease in net loans and a $1.3 million decrease in life insurance proceeds receivable (as discussed in Note F) were offset by a $3.1 million increase in mortgage-backed securities. Customer deposits decreased $1.3 million primarily in certificates of deposits and money market accounts. The decrease in customer deposits was net of an increase in money market accounts of $7.3 million comprised of local government funds.  It is anticipated the local government funds will be withdrawn in the next several months.

Nonperforming assets of $3.60 million, or 1.38% of total assets at December 31, 2004 decreased from $3.8 million, or 1.44% of total assets, at September 30, 2004.

Net Income. Net income for the quarter ended December 31, 2004 was $541,000, a decrease of $187,000, or 25.69%, from $728,000 for the quarter ended December 30, 2003.  Net interest income after provision for loan losses increased $54,000. Noninterest income decreased $160,000 to $546,000, primarily due to a gain on investments for the quarter ended December 31, 2003. Noninterest expense increased $152,000 to $1.8 million and income tax expense decreased $71,000 to $257,000.

Net Interest Income. Net interest income increased $91,000, or 4.61%, to $2.1 million for the quarter ended December 31, 2004 from $2.0 million for the quarter ended December 31, 2003.  Interest income decreased $88,000 offset by a $179,000 decrease in interest expense.

Interest Income. Interest income decreased $88,000, or 2.57%, from $3.4 million for the quarter ended December 31, 2003 to $3.3 million for the quarter ended December 31, 2004. Interest income from loans receivable decreased $94,000 from $3.0 million for the quarter ended December 31, 2003 to $2.9 million for the quarter ended December 31, 2004.  The decrease was attributable to a $5.1 million decrease in average loans outstanding combined with a decrease in the average yield from 6.99% for the quarter ended December 31, 2003 to 6.92% for the quarter ended December 31, 2004.  The decrease in average loans was the result of a continuing trend of loan payments and payoffs exceeding loan originations.  The decline in long-term rates has caused some of the Savings Bank’s customers to seek long-term fixed rate products that First Home does not offer.

Interest income from investment securities was $292,000 for the quarter ended December 31, 2004, a decrease of $42,000 from $334,000 for the quarter ended December 31, 2003. This was the result of a lower balance in outstanding securities combined with a slightly lower average interest rate. Income from mortgage-backed securities decreased $19,000 to $58,000, which was attributable to a lower balance maintained in those securities. Income from other interest-earning assets increased $67,000 from $44,000 for the quarter ended December 31, 2003 to $111,000 for the quarter ended December 31, 2004.  The average rate earned increased from

0.63% for the quarter ended December 31, 2003 to 1.55% for the quarter ended December 31, 2004.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Interest Expense. Interest expense decreased $179,000, or 12.3%, from $1.5 million for the quarter ended December 31, 2003 to $1.3 million for the quarter ended December 31, 2004. Interest expense on customer deposits decreased $175,000 to $863,000.  The average rate paid on those deposits decreased from 2.02% for the quarter ended December 31, 2003 to 1.80% for the quarter ended December 31, 2004 combined with a decrease in the average balance outstanding of $13.7 million. A decrease in the average outstanding balance of Federal Home Loan Bank (FHLB) advances created a $4,000 decrease in interest expense.

Provision for Loan Losses. Loan loss provisions increased $37,000, from $15,000 for the quarter ended December 31, 2003 to $52,000 for the quarter ended December 31, 2004.  That increase was attributable to an increase in actual loan losses for the quarter and an increase in classified loans. Actual loan losses, net of recoveries, were $94,000 for the quarter ended December 31, 2004 compared to $5,000 in recoveries exceeding actual loan losses for the quarter ended December 31, 2003.

Noninterest Income. Noninterest income decreased $160,000, from $706,000 for the quarter ended December 31, 2003 to $546,000 for the quarter ended December 30, 2004.  The primary contributor to the decrease was a $138,000 gain on investments during the quarter ended December 31, 2003 from the redemption of common stock in a Missouri savings and loan holding company which was undergoing an acquisition.  Also contributing to the decrease was a reduction in insurance commissions of $24,000 due to the sale of the assets of a subsidiary as discussed in Note G. Other noninterest income was $11,000 lower based primarily on one-time late payment fee refunds to loan customers.  These refunds were noted in a state consumer credit exam.

Service charges and other fee income from transaction accounts increased $6,000 to $458,000. During the quarter ended December 30, 2004, there were no net losses on the sale of property and equipment and foreclosed real estate compared to $5,000 net losses on the sales or write-downs of foreclosed real estate during the comparable quarter in 2003.

Noninterest Expense. Noninterest expense was $1.8 million for the quarter ended December 31, 2004, an increase of $152,000, or 9.45%, from $1.6 million for the quarter ended December 31, 2003. Employee compensation and benefits increased $75,000 to $1.0 million as a result of salary increases and defined benefit plan funding offset slightly by decreased group health insurance premiums and self insurance costs.

Deposit account processing expenses increased $54,000 through the outsourcing of check imaging and statement preparation beginning in January 2004.  Professional fees increased $11,000 as the Company began using consultants to assist with Sarbanes-Oxley Act implementation and to provide strategic planning analysis.

During the quarter ended December 31, 2004, other noninterest expense increased $9,000.  There was no single item attributable to this increase.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Net Interest Margin. Net interest margin increased from 3.15% for the three months ended December 31, 2003 to 3.46% for the three months ended December 31, 2004. Income from earning assets decreased $88,000, or 2.57%, between the two quarters while interest expense decreased $179,000, or 12.32%. The average earning asset base decreased $13.78 million, or 5.50%, which was offset by a $13.7 million, or 5.85%, decrease in the average interest-bearing liability base.

Comparison of the Six Months ended December 31, 2004 to the Three Months Ended December 31, 2003.

Financial Condition. Total assets during the six months decreased $4.9 million, or 1.9%, to $260.0 million at December 31, 2004. A $1.5 million decrease in cash and certificates of deposit purchased, a $3.4 million decrease in investment securities, and a $2.5 million decrease in net loans were offset by a $2.3 million increase in mortgage-backed securities. Customer deposits decreased $5.8 million primarily in certificates of deposits and money market accounts. The decrease in customer deposits was net of an increase in money market accounts of $6.4 million comprised of local government funds.  It is anticipated the local government funds will be withdrawn in the next several months.

Nonperforming assets of $3.60 million, or 1.38% of total assets at December 31, 2004 increased from $3.2 million, or 1.18% of total assets, at June 30, 2004.

Net Income. Net income was $1.9 million for the six months ended December 31, 2004,  an increase of $569,000, or 42.2%, from $1.3 million for the six months ended December 31, 2003.  Net interest income after provision for loan losses increased $178,000. Noninterest income increased $650,000, primarily due to life insurance proceeds recorded as discussed in Note F. Noninterest expense increased $353,000 to $3.5 million and income tax expense decreased $94,000 to $541,000.

Net Interest Income. Net interest income increased $82,000, or 2.05%, to $4.1 million for the six months ended December 31, 2004 from $4.0 million for the six months ended December 31, 2003.  Interest income decreased $317,000 offset by a $399,000 decrease in interest expense.

Interest Income. Interest income decreased $317,000, or 4.54%, from $7.0 million for the six months ended December 31, 2003 to $6.7 million for the six months ended December 31, 2004. Interest income from loans receivable decreased $363,000 from $6.1 million for the six months ended December 31, 2003 to $5.8 million for the six months ended December 31, 2004.  The decrease was attributable to a $7.4 million decrease in average loans outstanding combined with a decrease in the average yield from 7.11% for the six months ended December 31, 2003 to 6.93% for the six months ended December 31, 2004.  The decrease in average loans was the result of a continuing trend of loan payments and payoffs exceeding loan originations.  The decline in long-term rates has caused some of the Savings Bank’s customers to seek long-term fixed rate products that First Home does not offer.

Interest income from investment securities was $601,000 for the six months ended December 31, 2004, a decrease of $25,000 from $626,000 for the six months ended December 31, 2003. This was the result of a lower balance in outstanding securities. Income from mortgage-backed securities decreased $35,000 to $112,000, which was attributable to a lower balance maintained in those securities. Income from other interest-earning assets increased $106,000 from $80,000 for the six months ended December 31, 2003 to $186,000 for the six months ended December 31, 2004.  The average rate earned increased from 0.61% for the six months ended December 31, 2003 to 1.29% for the six months ended December 31, 2004.

Interest Expense. Interest expense decreased $399,000, or 13.3%, from $3.0 million for the six months ended December 31, 2003 to $2.6 million for the six months ended December 31, 2004. Interest expense on customer deposits decreased $391,000 to $1.8 million.  The average rate paid on those deposits decreased from 2.09% for the six months ended December 31, 2003 to 1.81% for the six months ended December 31, 2004 combined with a decrease in the average balance outstanding of $10.9 million. A decrease in the average outstanding balance of Federal Home Loan Bank (FHLB) advances created an $8,000 decrease in interest expense.

Provision for Loan Losses. Loan loss provisions decreased $96,000, from $150,000 for the six months ended December 31, 2003 to $54,000 for the six months ended December 31, 2004. Actual loan losses, net of recoveries, were $120,000 for the six months ended December 30, 2004 compared to $127,000 for the six months ended December 31, 2003.

Noninterest Income. Noninterest income increased $650,000, from $1.3 million for the six months ended December 31, 2003 to $1.9 million for the six months ended December 30, 2004.  The increase was primarily the result of $800,000 in income from bank-owned life insurance proceeds from the death of an insured covered under policies purchased in June 2003 as discussed in Note F.  Other increases were a $40,000 increase in service charge and other fee income and a $20,000 reduction in net losses on the sale of foreclosed real estate. Offsetting the increases was a decrease was a reduction in insurance commissions of $41,000 due to the sale of the assets of a subsidiary as discussed in Note G. Other noninterest income decreased $31,000.  Lower income from the processing of third party fixed-rate mortgages and the previously mentioned late payment fee refunds were the major factors. The six months ended December 31, 2003 included a $138,000 gain on investments from the redemption of common stock in a Missouri savings and loan holding company which was undergoing an acquisition.

Noninterest Expense. Noninterest expense for the six months ended December 31, 2004 was $3.5 million, an increase of $353,000, or 11.28%, from $3.1 million for the six months ended December 31, 2003. Employee compensation and benefits increased $124,000 to $1.9 million as a result of salary increases and defined benefit plan funding offset slightly by decreased group health insurance premiums and self insurance costs. Occupancy and equipment expenses increased $28,000 as the result of enhancements to computer software and equipment and annual maintenance agreements on the addition of ATMs.

Deposit account processing expenses increased $115,000 through the outsourcing of check imaging and statement preparation beginning in January 2004. Professional fees increased $24,000 as the Company began using consultants to assist with Sarbanes-Oxley Act implementation and to provide strategic planning analysis.

During the six months ended December 31, 2004, other noninterest expenses increased $53,000 to $667,000.  The increase was attributable to $18,000 in amortization of Missouri low-income housing tax credits purchased in December 2003, $34,000 for strategic planning and interest rate risk consulting and $6,000 in marketing fees on the overdraft protection program. Minor decreases in several other expenses offset the above increases.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Net Interest Margin. Net interest margin increased from 3.20% for the six months months ended December 31, 2003 to 3.39% for the six months ended December 31, 2004. Income from earning assets decreased $317,000, or 4.54%, between the two periods while interest expense decreased $399,000, or 13.34%. The average earning asset base decreased $10.7 million, or 4.31%, which was offset by a $10.8 million, or 4.62%, decrease in the average interest-bearing liability base.

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

First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from a FHLB line of credit can be drawn as an alternative source of funds. During the period presented, First Home used its sources of funds primarily to fund loan commitments, and pay maturing savings certificates and deposit withdrawals. At December 31, 2004, First Home had approved loan commitments totaling $1.0 million and undisbursed loans in process of $2.6 million.

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

Normal daily operating expenses are expected to remain constant. Noninterest expense as a percentage of average assets at 2.7% is also expected to increase as average assets continue to decline. Interest expense is expected to basically remain steady to decreasing slightly.  While the deposit base is expected to decrease due to the withdrawal of the government funds as discussed in the “Financial Condition” section of the Management’s Discussion and Analysis, the average interest rates paid on new and renewed accounts is expected to increase slightly.  The balance in outstanding loans is expected to decrease slightly combined with constant rates earned on new and existing adjustable rate loans.

At December 31, 2004, certificates of deposit amounted to $95.1 million, or 47% of First Home's total deposits, including $36.2 million of fixed rate certificates scheduled to mature within 12 months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and FHLB advances and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at December 31, 2004.

(Unaudited)
Percent of Adjusted

	Amount	Total Assets
	(Dollars in thousands)

Tangible capital	$24,223	9.5%
Tangible capital requirement	3,844	1.5
Excess	$20,379	8.0%

Core capital	$24,223	9.5%
Core capital requirement	10,313	4.0
Excess	$13,910	5.5%

Risk-based capital	$25,346	15.7%
Risk-based capital requirement	12,946	8.0
Excess	$ 12,400	7.7%

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

(b)

Changes in Internal Controls:  In the quarter ended December 31, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

10.6

First Bancshares, Inc. 2004 Stock Option Plan***

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

Date: February 14, 2005

By: /s/ Charles W. Schumacher

Charles W. Schumacher

Chairman, President and CEO

By: /s/ Susan J. Uchtman

Susan J. Uchtman

CFO

1

2

3