Form 10QSB
period 2005-03-31
FIRST BANCSHARES INC /MO/
filed 2005-05-17
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-QSB

_________________________________

(Mark One)

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

(  )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 0-22842

First Bancshares, Inc.

(Exact name of small business issuer as specified in its charter)

       Missouri                                         43-1654695

(State or other jurisdiction of                  (I.R.S. Employer

Incorporation or organization)                  Identification No.)

142 East First St., Mountain Grove, MO

         65711

 (Address of principal executive offices)

  (Zip Code)

(417) 926-5151

(Issuer's telephone number)

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

1,552,610 shares outstanding on May 10, 2005

Transitional Small Business Disclosure Format (check one): Yes              No   X

FIRST BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-QSB

March 31, 2005

INDEX	PAGE
PART I-FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)	1
CONSOLIDATED STATEMENTS OF INCOME (unaudited)	2
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)	3-4
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)	5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	6-10
ITEM 2 - MANAGEMENT S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	11-16
ITEM 3 – CONTROLS AND PROCEDURES	17
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	18
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18
ITEM 5. OTHER INFORMATION	18
ITEM 6. EXHIBITS	19
SIGNATURES
CERTIFICATIONS

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	March 31,	June 30,
	2005	2004
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents, including interest-bearing accounts of $17,445 at March 31 and $27,431 at June 30	$22,464	$32,771
Certificates of deposit	2,559	3,399
Investment securities available-for-sale, at fair value	10,855	8,175
Investment securities held-to-maturity (estimated fair value $23,325 at March 31 and $28,635 at June 30)	23,536	28,816
Investment in Federal Home Loan Bank stock, at cost	1,904	1,904
Mortgage-backed certificates available-for-sale, at fair value	8,397	2,777
Mortgage-backed certificates held-to-maturity (estimated fair value $2,919 at March 31 and $3,923 at June 30)	3,035	4,130
Loans receivable held-for-investment, net (includes reserves for loan losses of $1,111 at March 31 and $1,240 at June 30)	161,146	166,259
Accrued interest receivable	1,616	1,581
Prepaid expenses	375	96

Property and equipment, less accumulated depreciation and valuation reserves	8,397	8,404
Intangible assets, less accumulated amortization	430	481
Real estate owned	421	174
Prepaid income tax	86	-
Deferred tax asset, net	141	102
Bank-owned life insurance – cash surrender value	5,444	5,763
Other assets	332	146
Total assets	$251,138	$264,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits	$193,140	$207,247
Advances from Federal Home Loan Bank	28,758	29,121
Borrowings	580	450
Accrued expenses and accounts payable	1,176	862
Unearned income	82	-
Income taxes payable	-	2
Total liabilities	223,736	237,682
Commitments and contingencies	-	-
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value; 8,000,000 shares authorized, 2,893,036 and 2,891,036 issued at March 31 and June 30, respectively, 1,552,610 and 1,627,819 outstanding at March 31 and June 30, respectively	29	29
Paid-in capital	17,821	17,801
Retained earnings - substantially restricted	28,839	27,061
Treasury stock - at cost; 1,340,426 and 1,263,217 shares at March 31 and June 30, respectively	(19,049)	(17,461)
Accumulated other comprehensive income	(238)	(134)
Total stockholders' equity	27,402	27,296
Total liabilities and stockholders' equity	$251,138	$264,978

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -- - - - -

	(Unaudited)		(Unaudited)
	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(Dollars in thousands)
Interest Income:
Loans receivable	$2,797	$2,933	$8,567	$9,067
Investment securities	305	362	907	988
Mortgage-backed and related securities	81	77	193	224
Other interest-earning assets	136	40	322	120
Total interest income	3,319	3,412	9,989	10,399

Interest Expense:
Customer deposits	846	990	2,610	3,146
Borrowed funds	400	410	1,227	1,244
Total interest expense	1,246	1,400	3,837	4,390
Net interest income	2,073	2,012	6,152	6,009

Provision for loan losses	284	116	338	266
Net interest income after
provisions for losses	1,789	1,896	5,814	5,743

Noninterest Income:
Service charges and other fee income	397	444	1,329	1,336
Income from real estate and other operations	18	8	42	21
Insurance commissions	2	27	22	88
Gain on investments	-	40	(4)	178
Gain (loss) on sale of property and equipment and real estate owned	(15)	(15)	(25)	(46)
Income from bank-owned life insurance	49	64	977	198
Other	11	23	35	80
Total noninterest income	462	591	2,376	1,855

Noninterest Expense:
Compensation and employee benefits	930	1,037	2,848	2,831

Occupancy and equipment	287	276	871	834
Deposit account processing	58	28	175	47
Advertising	35	39	94	96
Deposit insurance premiums	7	8	22	16
Professional fees	68	46	186	138
Other	792	337	1,463	939
Total noninterest expense	2,177	1,771	5,659	4,901

Income before taxes	74	716	2,531	2,697
Income Taxes	21	232	562	867

Net income	$53	$484	$1,969	$1,830

Earnings per share – basic	.03	.29	1.23	1.11
Earnings per share – diluted	.03	.29	1.23	1.11
Dividends per share	.04	.04	.12	.12

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	Nine Months Ended March 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$1,969	$1,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	513	494
Amortization of intangible assets	51	51
Premium amortization	36	134
Increase in cash surrender value	(177)	(199)
(Gain)/loss on sale of investments	4	(178)
Loss on sale of real estate owned	41	48

Gain on sale of property and equipment	(16)	(3)
Loss on loans, net of recoveries	338	266
Net change in operating accounts:
Accrued interest receivable and other assets	(268)	(186)
Deferred loan costs	20	13
Income taxes payable – current	(88)	378
Deferred income taxes	22	(11)
Accrued expenses	314	(164)
Net cash from operating activities	2,759	2,473

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(3,709)	(3,896)
Purchase of investment securities held-to-maturity	(1,140)	(20,393)
Purchase of Federal Home Loan Bank stock	-	(3)
Proceeds from sale of investment securities available-for-sale	150	1,173
Proceeds from maturities of investment securities available-for-sale	748	3,650
Proceeds from maturities of investment securities held-to-maturity	6,432	11,174
Net change in certificates of deposits purchased	840	(603)
Net change in loans receivable	4,003	7,869
Purchase of mortgage-backed securities available-for-sale	(6,826)	(2,550)
Proceeds from maturities of mortgage-backed securities available-for-sale	1,011	1,625
Proceeds from sales of mortgage-backed securities available-for-sale	125	-
Proceeds from maturities of mortgage-backed securities held-to-maturity	1,079	4,184
Purchases of property and equipment	(664)	(309)
Proceeds from sale of property and equipment	66	12
Proceeds from repayment of cash surrender value	496	-
Proceeds from principal payments on notes receivable	18	-
Purchase of other assets	-	(143)
Proceeds from sale of real estate owned	464	363

Net cash from investing activities	3,093	2,153

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	Nine Months Ended March 31,
	2005	2004
	(In thousands)
Cash flows from financing activities:
Net change in demand deposits, savings accounts, and certificates of deposit	$(14,107)	$(1,483)
Proceeds from borrowed funds	775	-
Payments on borrowed funds	(1,068)	(215)
Proceeds from sale of common stock	20	230
Purchase of treasury stock	(1,588)	(417)
Cash dividends paid	(191)	(196)
Net cash used in financing activities	(16,159)	(2,081)

Net increase/(decrease) in cash and cash equivalents	(10,307)	2,545

Cash and cash equivalents – beginning of period	32,771	23,313
Cash and cash equivalents - end of period	$22,464	$25,858

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)		(Unaudited)
	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(In thousands)

Net income	$ 53	$ 484	$ 1,969	$ 1,830

Unrealized gains/(losses) on securities
Gains/(losses) arising during period, net of tax	(155)	9	(107)	(313)
Reclassification adjustment, net of tax	-	25	3	112

Other comprehensive income/(loss)	(155)	34	(104)	(201)

Comprehensive income/(loss)	$(102)	$518	$1,865	$ 1,629

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - Basis of Presentation

The consolidated interim financial statements as of March 31, 2005 included in this report have been prepared by First Bancshares, Inc. (Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 2005 interim financial statements. The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the operating results for the full year. The June 30, 2004 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

NOTE B - Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the Company. Dilutive potential common shares are added to weighted average shares used to compute basic earnings per share. The number of shares that could be issued as a result of the exercise of stock options has been reduced by the number of shares that could have been purchased using the proceeds from the exercise of the options at the average market price of the Company's stock.

		Dilutive
Weighted Average Number		Shares
of Common Shares		Issuable
Quarter ended March 31, 2005	1,572,346	2,329
Quarter ended March 31, 2004	1,663,151	3,326

Nine Months ended March 31, 2005	1,603,464	2,267
Nine Months ended March 31, 2004	1,650,559	3,201

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE C – Employee Benefit Plans

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS No. 148), which provides alternative methods for transition for voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 requires disclosures of the interim as well as annual financial statements about the method of accounting used for stock-based employee compensation and the effect of the method on net income.  The Company has elected to continue to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options.  Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 148. The effect of applying the fair value method required by SFAS No. 123 to the

Company’s stock option awards results in net income and earnings per share that are not materially different from amounts reported in the consolidated statements of income. Therefore, a table of a reconciliation between net income and earnings per share as reported and on a pro forma basis will not be presented.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which will require the compensation costs related to share-based payment transactions to be recognized in financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued.  Compensation cost will be recognized over the vesting period during which an employee provides service in exchange for the award.  SFAS No. 123R will be effective July 1, 2006 for the Company.  The Company has not quantified the effect SFAS No. 123R will have on future reporting periods.

The Company’s 2004 Stock Option and Incentive Plan authorizes the grant of options to certain officers, employees and directors for up to 100,000 shares of the Company’s common stock.  All options granted have ten year terms and vest and become exercisable ratably over five years following the date of grant.  This Plan was approved by shareholders in October 2004.

The Company’s 2004 Management Recognition Plan authorizes the award of shares to certain officers, employees and directors for up to 50,000 shares of the Company’s common stock.  All shares awarded will have a restricted period to be determined by the Corporation’s Compensation Committee, who administers the Plan.  The restricted period shall not be less than three years if the award is time based, or not less than one year if performance based.  This Plan was approved by shareholders in October 2004.

The Company’s 1993 Stock Option and Incentive Plan authorized the grant of options to certain officers, employees and directors for up to 304,174 shares of the Company’s common stock.  All options granted had ten year terms and vested and became exercisable ratably over five years following date of grant.  This plan expired on December 23, 2003.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A summary of the Company’s stock option activity, and related information follows:

Three Months Ended

      Three Months Ended

March 31, 2005

March 31, 2004

Weighted

Weighted

AverageAverage

Exercise

Exercise

Options

Price

Options

Price

Outstanding –

  beginning of period

6,000

$

9.17

9,000

$

8.90

Granted

-

                -

               -

-

Exercised

(2,000)

9.88

(3,000)

8.38

Forfeited

-

-

-

-

Outstanding –

  end of period

4,000

8.81

6,000

9.17

Exercisable at end

  of period

2,000

7.75

2,000

7.75

Nine Months Ended

      Nine Months Ended

March 31, 2005

March 31, 2004

Weighted

Weighted

AverageAverage

Exercise

Exercise

Options

Price

Options

Price

Outstanding –

  beginning of period

6,000

$

9.17

51,860

$

5.74

Granted

-

                -

               -

-

Exercised

         (2,000)

9,88

(45,860)

5.63

Forfeited

-

-

-

-

Outstanding –

  end of period

4,000

8.81

6,000

9.17

Exercisable at end

  of period

2,000

7.75

2,000

7.75

The following table summarizes information about stock options outstanding at March 31, 2005:

Number

Number

Remaining

Exercise

Outstanding at

Exercisable at

Contractual

Price

March 31

March 31

Life (Months)

$

7.75

2,000

2,000

3

9.88

2,000

-

66

4,000

2,000

  The weighted-average remaining contractual life of those options is 2.88 years.

NOTE D - Treasury Stock

The Company has completed ten separate stock repurchase programs between March 9, 1994 and May 28, 2004. During those ten programs, a total of 1,247,676 shares of stock were acquired at a total cost of $17.2 million. On May 28, 2004, an eleventh repurchase program of 164,336 shares was initiated. As of May 10, 2005, 91,723 shares had been repurchased at a cost of $1.9 million. Treasury stock is shown at cost for financial statement presentation.

NOTE E - Accounting Changes

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock Based Compensation.”  SFAS No. 123(R), “Share Based Payment”, supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments.  SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  We currently account for our stock-based compensation using the intrinsic method as defined in APB Opinion No. 25 and accordingly, we have not recognized any expense for our stock option plans in our consolidated financial statements.  SFAS No. 123(R) is effective for interim or annual periods beginning after December 15, 2005.  We are currently analyzing this new pronouncement to determine the impact on our financial statements.

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.”  This Interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities.  FIN. 46 establishes standards for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary, including those to which the usual condition for consolidation does not apply.  This Interpretation was effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The adoption of this Interpretation did not have a material impact on the Company.  In December 2003, the FASB issued FASB Interpretations No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R).  FIN 46R is an update of FIN 46 and contains different implementation dates based on the types of entities subject to the standard and based on whether a company has adopted FIN 46.  The adoption of FIN 46R did not have a material impact on the Company’s results of operations or financial condition.

NOTE F - Income from Bank Owned Life Insurance

The Company’s subsidiary, First Home Savings Bank (“the Bank” or “First Home”) recorded income of approximately $800,000 for bank-owned life insurance proceeds during the nine months ended March 31, 2005. The proceeds were due to the death of an insured covered under polices purchased in June 2003.  There was no tax effect on the income as life insurance proceeds are not taxable according to current regulations. Also, the Bank received a return of cash surrender value of approximately $500,000 on the aforementioned polices to total $1.3 million received from the insurance carriers.

Note G - Sale of Subsidiary

On June 22, 2004, South Central Missouri Title Company, Inc. (South Central), a subsidiary of the Company, entered into an agreement to sell the majority of its property and equipment for $252,000.  In addition, South Central entered into a covenant not to compete agreement with the purchaser.  Expense related to the sale totaled $61,512.  As of the date of the sale, the assets sold had a net book value of $100,166.  The majority of the sales price is in the form of a promissory note to South Central with a five year maturity.  The transaction closed on July 16, 2004.  As a result of this sale, South Central no longer offers sales of title insurance or real estate closing services.  The Company is accounting for this sale on the installment method.  The following schedule summarizes certain information for the transaction:

Revenue	$252,000
Cost of Sale	161,678
Gross Profit	90,322
Profit recognized from payments received	7,853
Gross profit deferred	$82,469

Note H – Employment Contract

The Company has entered into an employment contract with its president through his retirement date that provides for a minimum annual salary, shares granted through the management recognition plan, stock options granted through the stock option plan, and other compensation.  The agreement was included with a Form 8-K filed with the Securities and Exchange Commission (SEC) on February 8, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 2004, as well as certain material changes in results of operations during the nine month periods ended March 31, 2005 and 2004.

The following narrative is written with the presumption that the users have read or have access to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2004, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

Forward-Looking Statements

This report contains certain “forward-looking statements.” The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all of such forward-looking statements. These forward-looking statements, which are included in Management’s Discussion and Analysis, describe future plans or strategies and include the Company’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements. The Company’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company’s market area and the country as a whole, loan delinquency rates, the bankruptcy of the Bank’s largest substandard borrower and ability to collect on certain guarantees in connection with the letters of credit issued on behalf of the same borrower and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters,  Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical.  For a complete discussion of the Company’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Company’s 2004 Annual Report.  Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such estimates may have a significant impact on the financial statements.

Comparison of the Three Months ended March 31, 2005 to the Three Months Ended March 31, 2004.

Financial Condition. Total assets decreased $8.9 million during the quarter to $251.1 million at March 31, 2005. Mortgage-backed securities increased $2.3 million during the quarter as excess funds were invested in those securities to enhance earnings and provide future liquidity.  A $9.7 million decrease in cash and certificates of deposit purchased, and a $2.6 million decrease in net loans were partially offset by a $2.3 million increase in mortgage-backed securities. Customer deposits decreased $8.4 million primarily in certificates of deposits and money market accounts. The decrease in money market accounts consisted primarily of a decrease of $7.3 million in local government funds.

Nonperforming assets of $3.07 million, or 1.22% of total assets at March 31, 2005 decreased from $3.60 million, or 1.38% of total assets, at December 31, 2004.

Net Income. Net income for the quarter ended March 31, 2005 was $53,000, a decrease of $431,000, or 89.05%, from $484,000 for the quarter ended March 31, 2004.  The decrease was primarily the result of a $440,000 noninterest expense relating to an other credit loss for a draw on a letter of credit and a $168,000 increase in provision for loss losses. Net interest income after provision for loan losses decreased $107,000 due to the increase in provision for loan losses. Noninterest income decreased $129,000 to $462,000, primarily due to decreases in service charges and other fee income and gain on investments.  Noninterest expense increased $406,000 to $2.2 million and income tax expense decreased $211,000 to $21,000.

Net Interest Income. Net interest income increased $61,000, or 3.03%, to $2.1 million for the quarter ended March 31, 2005 from $2.0 million for the quarter ended March 31, 2004.  A decrease in interest income of $93,000 was offset by a $154,000 decrease in interest expense.

Interest Income. Interest income decreased $93,000, or 2.73%, from $3.4 million for the quarter ended March 31, 2004 to $3.3 million for the quarter ended March 31, 2005. Interest income from loans receivable decreased $136,000 from $2.9 million for the quarter ended March 31, 2004 to $2.8 million for the quarter ended March 31, 2005.  The decrease was attributable to a $6.1 million decrease in average loans outstanding combined with a decrease in the average yield from 6.97% for the quarter ended March 31, 2004 to 6.95% for the quarter ended March 31, 2005.  The decrease in average loans was the result of a continuing trend of loan payments and payoffs exceeding loan originations.  The decline in long-term rates has caused some of the Savings Bank’s customers to seek long-term fixed rate products that the Bank does not offer.

Interest income from investment securities was $305,000 for the quarter ended March 31, 2005, a decrease of $57,000 from $362,000 for the quarter ended March 31, 2004. This was the result of a lower balance in outstanding securities offset partly by a slightly higher average interest rate. Income from mortgage-backed securities increased $4,000 to $81,000, which was attributable to a higher rate maintained in those securities. Income from other interest-earning assets increased $96,000 from $40,000 for the quarter ended March 31, 2004 to $136,000 for the quarter ended March 31, 2005.  The average rate earned increased from 0.63% for the quarter ended March 31, 2004 to 2.16% for the quarter ended March 31, 2005.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Interest Expense. Interest expense decreased $154,000, or 11.0%, from $1.4 million for the quarter ended March 31, 2004 to $1.2 million for the quarter ended March 31, 2005. Interest expense on customer deposits decreased $144,000 to $846,000.  The average rate paid on those deposits decreased from 1.92% for the quarter ended March 31, 2004 to 1.84% for the quarter ended March 31, 2005 combined with a decrease in the average balance outstanding of $17.9 million. A decrease in the average outstanding balance of Federal Home Loan Bank (FHLB) advances constituted $10,000 of the decrease in interest expense.

Provision for Loan Losses. Loan loss provisions increased $168,000, from $116,000 for the quarter ended March 31, 2004 to $284,000 for the quarter ended March 31, 2005.  That increase was attributable to an increase in actual loan losses for the quarter and the expense to maintain the overall reserve. Actual loan losses, net of recoveries, were $348,000 for the quarter ended March 31, 2005 compared to $58,000 for the quarter ended March 31, 2004.  Included in the loan losses for the quarter ended March 31, 2005 was a $185,000 charge-off of one of the loans to the Bank’s largest substandard borrower.

Noninterest Income. Noninterest income decreased $129,000, from $591,000 for the quarter ended March 31, 2004 to $462,000 for the quarter ended March 31, 2005.  The primary contributor to the decrease was a $40,000 gain on investments during the quarter ended March 31, 2004 from the sale of several equity investments.  Also contributing to the decrease was a reduction in insurance commissions of $24,000 due to the sale of the assets of a subsidiary as discussed in Note G of the Notes to Consolidated Financial Statements. Other noninterest income was $11,000 lower based primarily on one-time late payment fee refunds to loan customers.  These refunds were noted in a state consumer credit exam.  Service charges and other fee income from transaction accounts decreased $47,000 to $397,000 for the quarter ended March 31, 2005 as fewer checks were presented that would overdraw customers’ accounts.

Noninterest Expense. Noninterest expense was $2.2 million for the quarter ended March 31, 2005, an increase of $406,000, or 22.92%, from $1.8 million for the quarter ended March 31, 2004.  The quarter ended March 31, 2005 included a $440,000 expense for an other credit loss relating to a draw on a letter of credit.  The letters of credit were issued in connection with loans that are outstanding to the Bank’s largest substandard borrower.  In June 2004 the borrower filed for bankruptcy under Chapter 11. See discussion under “Provision for Loan Losses” above. Employee compensation and benefits decreased $107,000 to $930,000 as a result of decreased group health insurance premiums and self insurance costs offset slightly by salary increases and defined benefit plan funding.

Deposit account processing expenses increased $30,000 through the outsourcing of check imaging and statement preparation beginning in January 2004.  Professional fees increased $22,000 as the Company began using consultants to assist with Sarbanes-Oxley Act of 2002 implementation and to provide strategic planning analysis.

During the quarter ended March 31, 2005, other occupancy expense increased $11,000 as a result of software purchases and annual maintenance programs on ATMs,  .

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Net Interest Margin. The Company’s net interest margin increased from 3.21% for the three months ended March 31, 2004 to 3.59% for the three months ended March 31, 2005. Income from earning assets decreased $93,000, or 2.73%, between the two quarters while interest expense decreased $154,000, or 11.00%. The average earning asset base decreased $16.64 million, or 6.63%, which was offset by a $17.93 million, or 7.67%, decrease in the average interest-bearing liability base.

Comparison of the Nine Months ended March 31, 2005 to the Nine Months Ended March 31, 2004.

Financial Condition. Total assets during the nine months decreased $13.8 million, or 5.2%, to $251.1 million at March 31, 2005. Decreases of $11.1 million in cash and certificates of deposit purchased, $2.6 million in investment securities, and $5.1 million in net loans were partially offset by a $4.5 million increase in mortgage-backed securities. Customer deposits decreased $14.1 million primarily in certificates of deposits and money market accounts as customers withdrew funds for higher yielding alternatives.

Nonperforming assets of $3.1 million, or 1.22% of total assets at March 31, 2005 decreased from $3.2 million, or 1.18% of total assets, at June 30, 2004.

Net Income. Net income was $2.0 million for the nine months ended March 31, 2005,  an increase of $139,000, or 7.6%, from $1.8 million for the nine months ended March 31, 2004.

Net interest income after provision for loan losses increased $71,000. Noninterest income increased $521,000, primarily due to life insurance proceeds recorded as discussed in Note F of the Notes to Consolidated Financial Statements. Noninterest expense increased $758,000 to $5.7 million and income tax expense decreased $305,000 to $562,000.

Net Interest Income. Net interest income increased $143,000, or 2.38%, to $6.2 million for the nine months ended March 31, 2005 from $6.0 million for the nine months ended March 31, 2004.  Interest income decreased $410,000, which was offset by a $553,000 decrease in interest expense.

Interest Income. Interest income decreased $410,000, or 3.94%, from $10.4 million for the nine months ended March 31, 2004 to $10.0 million for the nine months ended March 31, 2005. Interest income from loans receivable decreased $500,000 from $9.1 million for the nine months ended March 31, 2004 to $8.6 million for the nine months ended March 31, 2005.  The decrease was attributable to a $6.9 million decrease in average loans outstanding combined with a decrease in the average yield from 7.06% for the nine months ended March 31, 2004 to 6.95% for the nine months ended March 31, 2005.  The decrease in average loans was the result of a continuing trend of loan payments and payoffs exceeding loan originations.  The decline in long-term rates has caused some of the Bank’s customers to seek long-term fixed rate products that the Bank does not offer.

Interest income from investment securities was $907,000 for the nine months ended March 31, 2005, a decrease of $81,000 from $988,000 for the nine months ended March 31, 2004. This was the result of a lower balance in outstanding securities. Income from mortgage-backed securities decreased $31,000 to $193,000, which was attributable to a lower balance maintained in those securities. Income from other interest-earning assets increased $202,000 from $120,000 for the nine months ended March 31, 2004 to $322,000 for the nine months ended March 31, 2005.  The average rate earned increased from 0.62% for the nine months ended March 31, 2004 to 1.55% for the nine months ended March 31, 2005.

Interest Expense. Interest expense decreased $553,000, or 12.60%, from $4.4 million for the nine months ended March 31, 2004 to $3.8 million for the nine months ended March 31, 2005. Interest expense on customer deposits decreased $536,000 to $2.6 million.  The average rate paid on those deposits decreased from 2.05% for the nine months ended March 31, 2004 to 1.82% for the nine months ended March 31, 2005 combined with a decrease in the average balance outstanding of $13.2 million. A decrease in the average outstanding balance of FHLB advances constituted $17,000 of the decrease in interest expense.

Provision for Loan Losses. Loan loss provisions increased $72,000, from $266,000 for the nine months ended March 31, 2004 to $338,000 for the nine months ended March 31, 2005. Actual loan losses, net of recoveries, were $468,000 for the nine months ended March 31, 2005 compared to $185,000 for the nine months ended March 31, 2004.  See “Provision of Loan Losses” in the three month comparison section for additional information.

Noninterest Income. Noninterest income increased $521,000, from $1.9 million for the nine months ended March 31, 2004 to $2.4 million for the nine months ended March 31, 2005.  The increase was primarily the result of $800,000 in income from bank-owned life insurance proceeds from the death of an insured covered under policies purchased in June 2003 as discussed in Note F of the Notes to Consolidated Financial Statements.  Other increases were a $21,000 reduction in net losses on the sale of foreclosed real estate. Offsetting the increases was a decrease in insurance commissions of $66,000 due to the sale of the assets of a subsidiary as discussed in Note G of the Notes to Consolidated Financial Statements. Other noninterest income decreased $45,000.  Lower income from the processing of third party fixed-rate mortgages and the previously mentioned late payment fee refunds were the major factors. The nine months ended March 31, 2005 included a $178,000 gain on investments from the sales of securites and the redemption of common stock in a Missouri savings and loan holding company which was undergoing an acquisition.

Noninterest Expense. Noninterest expense for the nine months ended March 31, 2005 was $5.7 million, an increase of $758,000, or 15.47%, from $4.9 million for the nine months ended March 31, 2004.  The nine months ended March 31, 2005 included a $440,000 expense for an other credit loss as described in the three month comparison section.  Employee compensation and benefits increased $17,000 to $2.8 million as a result of salary increases and defined benefit plan funding offset by decreased group health insurance premiums and self insurance costs. Occupancy and equipment expenses increased $37,000 as the result of enhancements to computer software and equipment and annual maintenance agreements on the addition of ATMs.

Deposit account processing expenses increased $128,000 through the outsourcing of check imaging and statement preparation beginning in January 2004. Professional fees increased $48,000 as the Company began using consultants to assist with Sarbanes-Oxley Act implementation and to provide strategic planning analysis.

During the nine months ended March 31, 2005, other noninterest expenses increased $524,000 to $1.5 million.  The majority of the increase was the $440,000 other credit loss noted in the three month comparison section.  There were also increases of $28,000 in amortization of Missouri low-income housing tax credits purchased in December 2003 and $54,000 for strategic planning and interest rate risk consulting.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Net Interest Margin. Net interest margin increased from 3.20% for the nine months  ended March 31, 2004to 3.45% for the nine months ended March 31, 2005. Income from earning assets decreased $409,000, or 3.93%, between the two periods while interest expense decreased $552,000, or 12.58%. The average earning asset base decreased $12.7 million, or 5.09%, which was offset by a $13.2 million, or 5.64%, decrease in the average interest-bearing liability base.

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities, investment securities, FHLB advances and net operating income. While maturities and scheduled amortization of loans and mortgage-backed securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from an FHLB line of credit can be drawn as an alternative source of funds. During the period presented, the Bank used its sources of funds primarily to fund loan commitments, and pay maturing savings certificates and deposit withdrawals. At March 31, 2005, the Bank had approved loan commitments totaling $1.2 million and undisbursed loans in process of $3.2 million.

Liquid funds necessary for normal daily operations of the Bank are maintained in two working checking accounts, a daily time account with the FHLB of Des Moines and a repurchase agreement account with a regional bank. It is the Bank's current policy to maintain adequate collected balances in those two checking accounts to meet daily operating expenses, customer withdrawals, and fund loan demand. Funds received from daily operating activities are deposited, on a daily basis, in one of the working checking accounts and transferred, when appropriate, to the daily time account or the repurchase account to enhance income or to reduce any outstanding line-of-credit advance from the FHLB or purchase investment securities.

Normal daily operating expenses are expected to remain constant. Noninterest expense as a percentage of average assets at 2.7% is also expected to increase as average assets continue to decline. Interest expense is expected to basically remain steady to decreasing slightly.  The deposit base is expected to continue to decrease due to customers withdrawing funds to place in  higher yielding alternatives and a probable withdrawal of public funds on which the Bank did not renegotiate account terms . The average interest rates paid on new and renewed accounts is expected to increase slightly.  The balance in outstanding loans is expected to decrease slightly combined with constant rates earned on new and existing adjustable rate loans.

At March 31, 2005, certificates of deposit amounted to $92.6 million, or 48% of the Bank's total deposits, including $30.1 million of fixed rate certificates scheduled to mature within 12 months. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and FHLB advances and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

The Office of Thrift Supervision requires institutions such as the Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Bank's capital ratios and the ratios required by the Financial Institutions Reform, Recovery and Enforcement Act and subsequent regulations at March 31, 2005.

	(Unaudited)
		Percent of Adjusted
	Amount	Total Assets
	(Dollars in thousands)

Tangible capital	$24,290	9.8%
Tangible capital requirement	3,716	1.5
Excess	$20,574	8.3%

Core capital	$24,290	9.8%
Core capital requirement	9,909	4.0
Excess	$14,381	5.8%

Risk-based capital	$25,341	16.2%
Risk-based capital requirement	12,515	8.0
Excess	$ 12,826	8.2%

ITEM 3.

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (Act) was carried out as of the end of the period covered by the report under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)

Changes in Internal Controls:  In the quarter ended March 31, 2005, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future.  The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business.  While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 Neither the Company nor the Bank is a party to any material legal proceedings at this time. From time to time the Bank is involved in various claims and legal actions arising in the ordinary course of business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the stock repurchase program information for the three months ended March 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under Plans or Programs
1/1/05-1/31/05	23,500	$20.66	23,500	99,936
2/1/05-2/28/05	10,623	$20.73	10,623	89,313
3/1/05-3/31/05	16,800	$20.86	16,800	72,513
Total	50,923	$20.74	50,923	72,513

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1

Articles of Incorporation of First Bancshares, Inc.*

3.2

Bylaws of First Bancshares, Inc.*

10.2

First Home Savings Bank 1994 Employee Stock Ownership Plan*

10.3

First Bancshares, Inc. 1993 Stock Option Plan**

10.4

First Home Savings Bank Management Recognition and Development Plan**

10.5

Employment Agreement with Charles W. Schumacher ***

10.6

First Bancshares, Inc. 2004 Stock Option Plan****

10.7

First Bancshares, Inc. 2004 Management Recognition Plan****

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

*

Incorporated by reference to the Company’s Registration Statement on Form S-1 File No. 33-69886.

**

Incorporated by reference to the Company’s 1994 Annual Meeting Proxy Statement dated September 14, 1994.

***

Incorporated by reference to the Company’s Current Report on Form 8-K, filed February 8, 2005

****

Incorporated by reference to the Company’s 2004 Annual Meeting Proxy Statement dated September 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Bancshares, Inc.

Date: May 16, 2005

By: /s/ Charles W. Schumacher

Charles W. Schumacher

Chairman, President and CEO

By: /s/ Susan J. Uchtman

Susan J. Uchtman

CFO

1

2

3