Form 10KSB
period 2005-06-30
FIRST BANCSHARES INC /MO/
filed 2005-10-13
CIK 912967

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005 OR

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

Common Stock, par value $0.01 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  x  NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  /x/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    Yes_____  No_x____

The registrant's revenues for the fiscal year ended June 30, 2005 were $16,172,610.

As of September 23, 2005, registrant had outstanding 1,552,010 shares of Common Stock.  The registrant's voting stock is traded over-the-counter and is listed on the Nasdaq Stock Market ("Nasdaq/NMS") under the symbol "FBSI."  The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the Nasdaq/NMS on September 23, 2005, was $21.0 million. For purposes of this calculation, officers and directors of the registrant and the Employee Stock Ownership Plan are considered affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2005. (Parts I and II)

2.  Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders. (Part III)

Transitional Small Business Disclosure Format (check one)

Yes     No  X

PART I

Item 1.  Description of Business

General

First Bancshares, Inc. ("First Bancshares" or the "Company"), a Missouri corporation, was incorporated on September 30, 1993 for the purpose of becoming the holding company for First Home Savings Bank ("First Home" or the "Savings Bank") upon the Savings Bank's conversion from a state-chartered mutual to a state-chartered stock savings and loan association ("Conversion").  The Conversion was completed on December 22, 1993.  At June 30, 2005, the Company had consolidated total assets of $244.0 million, total customer deposits of $187.1 million and stockholders' equity of $26.8 million.  The Company is not engaged in any significant activity other than holding the stock of First Home.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Savings Bank.

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

The Savings Bank provides its customers with a full array of community banking services. The Savings Bank is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with other funding sources, to invest primarily in one-to-four family, multi-family and commercial real estate loans, land loans and commercial business loans, and to a lesser extent home equity and consumer loans, for its loan portfolio.  Excess funds are typically invested in mortgage-backed and U.S. Government and agency securities and other assets.  At June 30, 2005, the Savings Bank's net loans were $158.1 million, or 64.81% of consolidated total assets, including $89.2 million, or 54.36% of total loans, for one-to-four family properties, $55.1 million, or 33.58% of total loans, for other real estate and $19.8 million of consumer and commercial business loans, or 12.06% of total loans.  Adjustable rate mortgage (“ARM”) loans account for approximately 95% of loans secured by real estate and 84% of the total loan portfolio.  See “-Lending Activities” herein.

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

Selected Consolidated Financial Information

This information is incorporated by reference to pages 4 and 5 of the 2005 Annual Report to Stockholders ("Annual Report") attached hereto as Exhibit 13.

Average Balances, Yields Earned and Rates Paid

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

	Years Ended June 30,
	2005			2004			2003
		Interest	Interest					Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance(2)	Dividends	Cost	Balance(2)	Dividends	Cost	Balance(2)	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$ 163,273	$ 11,313	6.93%	$ 170,140	$ 11,965	7.03%	$ 184,052	$ 13,751	7.47%
Mortgage-backed securities	8,421	295	3.50	9,890	288	2.91	5,860	152	2.59
Investment securities	37,942	1,211	3.19	42,724	1,327	3.11	36,003	1,363	3.79
Daily interest-bearing deposits	25,048	446	1.78	26,143	155	0.59	23,038	220	0.95
Total interest-earning assets	234,684	13,265	5.65	248,897	13,735	5.52	248,953	15,486	6.22
Non-interest earning assets
Office properties and equipment, net	5,853			6,008			6,006
Real estate, net	2,844			2,709			2,522
Other non-interest earning assets	14,510			12,782			6,962
Total assets	$257,891			$270,396			$264,443

Interest-bearing liabilities:
Passbook accounts	$ 17,541	142	0.81	$ 16,309	133	0.82	$ 15,032	215	1.43
NOW and Super Saver accounts	74,594	641	0.86	77,637	686	0.88	77,646	1,268	1.63
Certificates of deposit	95,885	2,672	2.79	109,087	3,256	2.98	107,051	3,941	3.68
Total deposits	188,020	3,455	1.84	203,033	4,075	2.01	199,729	5,424	2.72

Other interest-bearing liabilities	29,261	1,636	5.59	29,242	1,652	5.65	29,712	1,674	5.63
Total interest-bearing liabilities	217,281	5,091	2.34	232,275	5,727	2.47	229,441	7,098	3.09
Non-interest bearing liabilities:
Other liabilities	11,997			10,484			9,159
Total liabilities	229,278			242,759			238,600
Stockholders' equity	28,613			27,637			25,843
Total liabilities and
stockholders' equity	$257,891			$270,396			$264,443
Net interest income		$ 8,174			$ 8,008			$ 8,388
Interest rate spread			3.31%		3.05%				3.13%
Net interest margin			3.48%		3.22%				3.37%
Ratio of average interest-earning
assets to average interest-
bearing liabilities	108%			107%			109%

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

	At June 30,	Years Ended June 30,
	2005	2005	2004	2003
Weighted average yield on loan portfolio	6.97%	6.93%	7.03%	7.47%
Weighted average yield on mortgage-backed
Securities	3.92	3.50	2.91	2.59
Weighted average yield on investment securities	3.58	3.19	3.11	3.79
Weighted average yield on interest-bearing deposits	2.80	1.78	0.59	0.95
Weighted average yield on all interest-earning assets	5.97	5.65	5.52	6.22
Weighted average rate paid on total deposits	1.95	1.84	2.01	2.72
Weighted average rate paid on FHLB advances	5.50	5.59	5.65	5.63
Weighted average rate paid on all interest
-bearing liabilities	2.45	2.34	2.47	3.09
Interest rate spread (spread between weighted
average rate on all interest-earning assets
And all interest-bearing liabilities)	3.52	3.31	3.05	3.13
Net interest margin (net interest income
(expense) as a percentage of average
interest-earning assets)	N/A	3.48	3.22	3.37

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

	Years Ended June 30,			Years Ended June 30,
	2005 Compared to 2004			2004 Compared to 2003
	Increase/(Decrease)			Increase/(Decrease)
	Due to			Due to

	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans (1)	$ (478)	$ (174)	$(652)	$ (1,005)	$ (781)	$(1,786)
Mortgage-backed securities	(19)	26	7	115	21	136
Investment securities	(152)	44	(108)	231	(267)	(36)
Daily interest-earning deposits	(6)	290	284	36	(101)	(65)
Total net change in income on
interest-earnings assets	(655)	186	(469)	(623)	(1,128)	(1,751)

Interest-bearing liabilities:
Interest-bearing deposits	(289)	(331)	(620)	90	(1,439)	(1,349)
FHLB advances	1	(16)	(15)	(25)	3	(22)
Total net change in expense on
Interest-bearing deposits	(288)	(347)	(635)	65	(1,436)	(1,371)
Net increase/(decrease) in net interest income	$ (367)	$ 533	$ 166	$ (688)	$ 308	$ (380)

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

In addition to loans within the Savings Bank’s primary market area, the Savings Bank also has originated eleven one-to-four family home loans and eleven commercial real estate loans in Arkansas, California, Colorado, Kansas, Nebraska, Nevada and Oregon.  The aggregate balance of these 22 loans at June 30, 2005 was $5.4 million.  These loans were performing according to the scheduled terms at June 30, 2005.

At June 30, 2005, the Savings Bank’s net loans receivable totaled approximately $158.1 million representing approximately 64.8% of consolidated total assets.  Since 1973, the Savings Bank has primarily originated ARM loan products.  At June 30, 2005, ARM loans accounted for $137.1 million or 83.56% of the total loan portfolio and 95.05% of loans secured by real estate.  The Savings Bank focuses on serving the needs of its local community and strongly believes in a lending philosophy that emphasizes individual customer service and flexibility in meeting the needs of its customers.

Loan Portfolio Analysis.  The following table sets forth the composition of the Savings Bank’s loan portfolio by type of loan and type of security as of the dates indicated.  Construction loans are included in residential and commercial loans as these loans are typically made on a construction/permanent basis.  The initial term of the loan is the full term of a loan on a completed residence or building.  This is typically 25-30 years for a personal residence and 15-20 years for a commercial building.  At June 30, 2005, the Savings Bank had $3.2 million, or 1.95% of total loans, in interim construction loans in its portfolio.  Because of the long-term nature and amount of its construction loans, the Savings Bank does not separately account for these types of loans.

	At June 30,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loan:
Residential	$ 89,220	54.36%	$ 95,339	56.21%	$ 103,751	57.64%	$ 114,092	59.14%	$ 123,758	64.00%
Commercial or industrial real estate	41,492	25.28	40,196	23.70	41,158	22.87	41,179	21.34	30,839	15.95
Land	9,450	5.76	9,019	5.32	9,892	5.50	11,264	5.84	12,526	6.48
Second mortgage loans	4,161	2.54	3,882	2.29	4,679	2.60	5,195	2.69	5,076	2.62
Total mortgage loans	144,323	87.94	148,436	87.52	159,480	88.61	171,730	89.01	172,199	89.05

Other Loans:
Automobile loans	4,910	2.99	5,314	3.13	5,972	3.32	6,860	3.56	7,772	4.02
Savings account loans	1,709	1.04	1,900	1.12	1,813	1.01	1,733	0.90	1,685	0.87
Mobile home loans	2,139	1.30	1,970	1.16	1,742	0.97	1,543	0.80	1,302	0.67
Other consumer	979.60		1,629.97		1,805	1.00	1,553	0.80	2,080	1.08
Commercial business	10,057	6.13	10,350	6.10	9,172	5.09	9,506	4.93	8,344	4.31
Total other loans	19,794	12.06	21,163	12.48	20,504	11.39	21,195	10.99	21,183	10.95
Total loans	164,117	100.00%	169,599	100.00%	179,984	100.00%	192,925	100.00%	193,382	100.00%
Add:
Unamortized deferred loan costs,
net of origination fees	201		224		240		265		288
Less:
Undisbursed loans in process	3,324		2,324		2,373		3,358		2,622
Allowance for possible loan
Losses	2,851		1,240		1,144		881		696
Total loans receivable, net	$158,143		$166,259		$176,707		$188,951		$190,352

	At June 30,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Security:
Residential real estate
Second mortgage loans	$ 2,061	1.26%	$ 2,265	1.34%	$ 2,758	1.53%	$ 3,055	1.58%	$ 3,233	1.67%
One-to-four family	86,670	52.81	96,113	56.67	102,638	57.03	114,178	59.18	123,758	64.00
Multi-family	437	0.27	461	0.27	1,741	0.97	1,969	1.02	1,797	0.93
Commercial or industrial real
Estate	43,954	26.78	41,556	24.50	42,213	23.45	41,397	21.46	30,734	15.89
Land	9,742	5.93	8,536	5.04	9,660	5.37	11,148	5.78	12,677	6.56
Commercial or industrial
Assets	10,139	6.18	10,247	6.04	9,063	5.04	9,528	4.94	8,344	4.31
Automobile	3,976	2.42	4,693	2.77	5,478	3.04	6,810	3.53	7,772	4.02
Savings accounts	803	0.49	1,260	0.74	1,408	0.78	1,523	0.79	1,685	0.87
Mobile homes	1,893	1.15	1,681	0.99	1,564	0.87	1,518	0.79	1,302	0.67
Other consumer	4,442	2.71	2,787	1.64	3,461	1.92	1,799	0.93	2,080	1.08
Total	164,117	100.00%	169,599	100.00%	179,984	100.00%	192,925	100.00%	193,382	100.00%
Add:
Unamortized deferred loan costs,
net of origination fees	201		224		240		265		288
Less:
Undisbursed loans in process:
Nonconstruction loans	151		-		165		1,360		937

Construction loans	3,173		2,324		2,208		1,998		1,685
Allowance for possible loan
Losses	2,851		1,240		1,144		881		696
Total loans receivable, net	$158,143		$166,259		$176,707		$188,951		$190,352

One-to-Four Family Residential Loans. The primary lending activity of the Savings Bank has been the origination of mortgage loans to enable borrowers to purchase existing homes, to construct new one-to-four family homes or refinance existing debt on their homes.  Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income.  The increases in delinquencies and losses over the last three years have primarily been the result of other lending activities rather than single-family residential mortgage lending.  At June 30, 2005, approximately $86.7 million, or 52.81% of the Savings Bank's gross loan portfolio, consisted of loans secured by one-to-four family residential real estate.  The Savings Bank presently originates ARM loans secured by one-to-four family properties with loan terms of 10 to 30 years.  Since 1973, the Savings Bank has originated almost exclusively ARM loan products. Initially, ARM loans were indexed to the Savings Bank's cost of funds.  In 1979, the Savings Bank discontinued the use of the indexed ARM loans and changed to its current policy of non-indexed ARMs, which generally allows, but does not require, the Savings Bank to adjust the interest rate once a year, up or down, not to exceed 1% per year.  Loans of this nature originated after 1988 generally are limited to a 6% maximum increase over the life of the loan.

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

The Savings Bank's lending policies generally limit the maximum loan-to-value ratio on adjustable rate residential mortgage loans to 90% of the lesser of the appraised value or purchase price of the underlying residential property.  The Savings Bank requires title insurance or an abstract extension and attorney's opinion, fire and casualty coverage and a flood zone determination on all mortgage loans originated or purchased.  All of the Savings Bank's real estate loans contain "due on sale" clauses.  The Savings Bank’s personnel prepare all property evaluations at no expense to the borrower unless the property is outside its normal lending territory or the loan exceeds $250,000, in which event, independent appraisers are utilized.  At June 30, 2005 the maximum loan-to-value ratio on loans to local borrowers was generally 90%.

At June 30, 2005, the Savings Bank had $3.2 million in interim construction loans in its portfolio with maximum loan to value ratios of 80% to 85%.  Typically, the Savings Bank limits its construction lending to individuals who are building their primary residences.  Generally, loan proceeds are disbursed in increments as construction progresses.  The Savings Bank does not require the substantiation of construction disbursements with related invoices nor are inspections performed by an independent source.  Construction financing generally is considered to involve a higher degree of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, the borrower may be required to fund the cost overruns.  The Savings Bank has sought to minimize this risk by primarily limiting construction lending to qualified borrowers in the Savings Bank’s market area and by limiting the aggregate amount of outstanding construction loans.  However, during the previous year, several construction loans have been made outside normal policy guidelines.  At June 30, 2005, these loans were performing according to stated terms.  These loans will be monitored closely until payoff or they comply with policy guidelines.  At June 30, 2005, speculative construction loans amounted to $681,000, or .41% of the total loan portfolio and custom construction loans amounted to $2.5 million, or 1.53% of the total loan portfolio.  The majority of these loans automatically convert into permanent residential real estate loans.  During construction, these loans typically require monthly interest-only payments.  Once construction is completed, payments convert to monthly principal and interest based on amortization schedules for conventional residential or commercial buildings.

Multi-Family Residential Loans.  At June 30, 2005, approximately $437,000, or 0.27% of the Savings Bank's gross loan portfolio consisted of four loans secured by multi-family residential real estate.  Multi-family real estate loans are generally originated at 80% of the appraised value of the property or selling price, whichever is less, and carry adjustable rate mortgages with the principal amortized over 10 to 30 years.  Loans secured by multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential loans.  In addition, multi-family real estate loans carry risks similar to those associated with commercial real estate lending.  See " -- Consumer and Commercial Business Loans."  At June 30, 2005, three of the loans were performing according to scheduled terms and one loan was delinquent by one monthly payment.

The Savings Bank's largest multi-family residential loan was a $239,000 loan made in early 1999 with a balance at June 30, 2005 of $205,000.  The loan is secured by five separate properties with a total of 12 rental units in Harrison, Arkansas and a 400 acre farm in Douglas County, Missouri.  The loan is performing according to its scheduled terms.

Land and Commercial Real Estate Loans.  The Savings Bank had loans outstanding secured by land and commercial real estate of $53.7 million, or 32.71% of the Savings Bank’s gross loan portfolio, at June 30, 2005.  The commercial real estate loans originated by the Savings Bank amounted to $44.0 million, or 26.78%, and are primarily located in the Savings Bank’s market area.  The average size of these loans is $144,000. These loans typically are made with adjustable interest rates with annual or less repricing dates.  The Savings Bank’s commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type.  Land loans on property located primarily in the Savings Bank's primary market area amounted to $9.7 million or 5.93% of the total loan portfolio at June 30, 2005. The Savings Bank's land loans generally are secured by farm land used in beef or dairy operations and involve the risks associated with general agricultural conditions relative to those areas of agriculture.  These risks include adverse weather conditions, fluctuating market prices of both final product and production costs, factors affecting the physical condition of the cattle and government regulations.

The Savings Bank's largest commercial real estate loan at June 30, 2005 was a $2.1 million purchased loan.  The one-year term loan, which was extended for six months in April 2005, was to purchase 3,700 acres in northern Missouri.  The loan is performing according to its scheduled terms.

Of primary concern in commercial real estate lending is the value of the underlying collateral along with the borrower's creditworthiness and the feasibility and cash flow potential of the property.  Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties.  As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to supply and demand in the market in the type of property securing the loan and therefore, may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, the borrowers’ ability to repay the loan may be impaired.

Consumer and Commercial Business Loans.  The Savings Bank's consumer loans consist of car loans, appliance dealer loans, mobile home loans, savings account loans, and various other consumer loans.  At June 30, 2005, the Savings Bank's consumer loans totaled approximately $11.1 million, or 6.77% of the Savings Bank's total loans.  Subject to market conditions, management expects to continue to market and originate consumer loans as part of its strategy to provide a wide range of personal financial services to its depository customer base and as a means to enhance the interest rate sensitivity of the Savings Bank's interest-earning assets and its interest rate spread.

At June 30, 2005, the Savings Bank’s loan portfolio secured by automobiles amounted to $4.0 million, or 2.42% of total loans.  These loans are originated directly with the borrower.  The maximum term is 60 months for these loans.  The Savings Bank may lend up to 100% of the purchase price of a new automobile or up to the National Automobile Dealers Association published loan value for a used vehicle.  The Savings Bank requires all borrowers to maintain automobile insurance, including collision, fire and theft, with the Savings Bank listed as loss payee.

Loans secured by mobile homes at June 30, 2005 was $1.9 million, or 1.15% of total loans.  These loans afford the Savings Bank with the opportunity to charge a higher interest rate than on single-family residential lending due to the more rapidly depreciating collateral.  The age, size and overall condition of the mobile home are factors in the mobile home loan underwriting consideration process.

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

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, mobile homes, boats and recreational vehicles.  Any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Savings Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.  The Savings Bank’s delinquency levels for these types of loans are reflective of these risks.  Several factors which contributed to the increase in delinquencies and charge-off of consumer loans were that the Savings Bank did not include all relevant parties on note agreements and related documents, lack of regular monitoring procedures on delinquent or problem loans, and lack of prompt or no repossession of underlying collateral on seriously delinquent loans.  The Savings Bank is in the process of reviewing and updating procedures to attempt to reduce the negative effects of these factors.  See"-- Non-Performing Assets and Delinquencies."  At June 30, 2005, only $56,000 of the Savings Bank's consumer loan portfolio was 90 days or more past due.

Commercial business loans consist of loans to businesses with no real estate as security, such as business equipment loans, farm equipment loans and cattle loans.  As of June 30, 2005, 2004 and 2003, these loans totaled $10.1 million, $10.2 million, and $9.1 million, respectively.  The ratio of commercial loans as a percent of total loans increased during the three years ended June 30, 2005 to 6.18%, 6.04% and 5.04%, respectively.  These ratios are an indication that the Savings Bank does not particularly emphasize loans of this type, but may make such loans for well qualified customers.  See"-- Non-Performing Assets and Delinquencies" and “—Reserve for Loan Losses” for data on loans originated by the Savings Bank and categorized as "other loans" in the past three fiscal years.

At June 30, 2005, the average size of a loan in the commercial business category was $30,000.  These loans are typically structured as fixed rate term loans with maturities of five years or less.  The largest commercial loan at June 30, 2005 was a line of credit loan to an area family-owned automobile dealership.  The balance at June 30, 2005 was $448,000 and it was performing according to its scheduled terms.

Commercial business loans are often larger and may involve greater risk than other types of lending.  Because payments on such loans are often dependent on successful operation of the business involved, repayment of such loans may be subject to adverse conditions in the economy.  In recognition of this risk, the Savings Bank attempts to make loans secured by adequate collateral to provide the majority of repayment of the principal balance when business operations are not successful.  However, collateral for these types of loans may quickly decline in market value through normal usage and changes in technology.  In addition, the Savings Bank limits this type of lending to its market area and to borrowers with which it has prior experience or who are otherwise well known to the Savings Bank.

The substantial increase in non-performing loans and delinquencies, as well as charge-offs, in the Savings Bank’s commercial business loans during the year ended June 30, 2005 reflects unique operating difficulties for individual borrowers rather than weaknesses in the overall economic condition of the Savings Bank’s market area.  In addition to the problems experienced by the borrowers, the collateral securing these loans was in many instances not properly securitized through allowable legal means and regular inspections were not performed .  Also, the collateral was not adequately analyzed at the time of the loan origination to take into account a collateral market value that declined more rapidly than amortization in the principal balance.

Second Mortgage Loans.  The Savings Bank offers adjustable rate second mortgage loans that are usually made on the security of the borrower's residence.  Loans normally do not exceed 80% to 85% of the appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 25 years requiring monthly payments of principal and interest.  At June 30, 2005, second mortgage loans amounted to $2.1 million, or 1.26% of total loans of the Savings Bank.

Loan Maturity and Repricing

     The following table sets forth certain information at June 30, 2005 regarding the dollar amount of loans maturing in the Savings Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.  Mortgage loans which have adjustable rates are shown as maturing at their next repricing date.  Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

		After One Year	After 3 Years	After 5 Years
	Within One Year	Through 3 Years	Through 5 Years	Through 10 Years	Beyond 10 Years	Total
	(In thousands)
Real estate mortgage	$ 90,505	$ 492	$ -	$ 204	$ 25	$ 91,226
Commercial real estate	33,944	5,667	2,954	815	135	43,515
Land	9,274	253	-	-	-	9,527
Mobile home	1,589	77	219	146	163	2,194
Automobile	1,040	2,320	1,482	68	-	4,910
Savings account loans	1,509	153	33	14	-	1,709
Other consumer	626	230	31	68	24	979
Commercial business	6,694	886	1,699	684	94	10,057
Total loans	$ 145,181	$ 10,078	$ 6,418	$ 1,999	$ 441	$ 164,117

     The following table sets forth the dollar amount of all loans due one year after June 30, 2005, all of which have fixed interest rates.

Fixed
Rates
(In thousands)
Real estate mortgage	$ 229
Commercial real estate	265
Land	-
Mobile home	605
Automobile	3,867
Savings account loans	200
Other consumer	353
Commercial business	3,144
Total	$ 8,663

The following table sets forth scheduled contractual amortization of loans and mortgage-backed securities at June 30, 2005 and the dollar amount of such loans and mortgage-backed securities at that date which are scheduled to mature after one year and have fixed or adjustable interest rates.  Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	At June 30, 2005
			Commercial		Mortgage-
	Mortgage	Consumer	Business	Total	Backed
	Loans	Loans	Loans	Loans	Securities
	(In thousands)
Amounts due:
Within one year	$ 9,937	$ 3,082	$5,737	$ 18,756	$ -
After one year
through three years	1,007	2,821	740	4,568	-
After three years
through five years	2,056	1,882	1,885	5,823	388
After five years	131,268	2,007	1,695	134,970	10,404
Total	$144,268	$ 9,792	$10,057	$164,117	$ 10,792

Interest rate terms
on amounts due after
one year:
Fixed	$ 494	$ 5,025	$3,144	$ 8,663	$ 8,296
Adjustable	133,837	1,685	1,176	136,698	2,496
Total	$134,331	$ 6,710	$4,320	$145,361	$ 10,792

Mortgage Loan Solicitation and Processing.  The Savings Bank's main source of loans is from referrals from current or prior borrowers, limited walk-ins and contact and relationships with real estate agents.   Once a loan application is received, a credit and property analysis is completed including obtaining a credit report from local reporting agencies, verification of income and deposits through mail or direct contact, asset and liability verification as required and an evaluation of the property offered as collateral.  Real estate evaluations are completed by board approved staff personnel.  The application is then submitted for underwriting by designated staff members and forwarded to a loan officer for review and action along with the underwriter's recommendations.  Decisions are generally made within a week.

Commercial loans are also primarily obtained through referrals and walk-ins.  While loan officers are delegated reasonable commitment authority based on their qualification, credit decisions on significant commercial loans are made by senior management or, in certain instances, by the Board of Directors.

Consumer loans are originated through referrals and existing deposit and loan customers of the Savings Bank.  Consumer loan applications below set limits may be processed at branch locations or by loan documentation personnel at the main office.

Loan Originations, Purchases and Sales.  The Savings Bank has never sold loans in the secondary market.

The following table shows total mortgage loans originated, purchased, sold and repaid during the periods indicated.

	Years Ended June 30,
	2005	2004	2003
	(In thousands)
Total mortgage loans at beginning of period	$ 148,436	$ 159,480	$ 171,730
Loans originated:
One-to-four family residential	23,711	26,933	26,601
Multi-family residential and commercial real estate	10,709	11,367	10,047
Land	3,334	3,263	2,502
Total loans originated	37,754	41,563	39,150

Loans purchased:
One-to-four family residential	-	-	-
Multi-family residential and commercial real estate	-	-	411
Land	-	-	-
Participation loans-commercial real estate	-	2,100	-
Total loans purchased	-	2,100	411

Loans sold	-	-	-

Mortgage loan principal repayments	40,926	53,726	51,083

Other-loans charged off or

transferred to other real estate(1)	941	981	728
Total other activity	941	981	728
Total gross mortgage loans at end of period	$ 144,323	$ 148,436	$ 159,480

Total mortgage-backed certificates at beginning of
Period	$ 6,906	$ 12,278	$ 2,759
Mortgage-backed purchased	6,826	2,550	13,330
Mortgage-backed sold	(126)	-	-
Principal repayments	(2,806)	(7,711)	(3,650)
Amortization of premiums	(61)	(153)	(133)
Adjustment to market value	53	(58)	(28)
Total mortgage-backed at end of period	$ 10,792	$ 6,906	$ 12,278

-------------

(1)   Loans transferred to other real estate amounted to $754,000,$823,000 and $673,000 during fiscal 2005, 2004 and 2003, respectively.  Mortgage loans charged off amounted to $187,000,$158,000 and $55,000 during fiscal 2005, 2004 and 2003, respectively.

Loan Commitments.  The Savings Bank issues commitments for one-to-four family residential ARM loans that are honored for up to a maximum of 30 days from approval.  If the commitment expires, it is generally renewed upon request without penalty or expense to the borrower at the current market rate.  The Savings Bank had outstanding net loan commitments of approximately $1.3 million at June 30, 2005.  See Note 16 of the Notes to the Consolidated Financial Statements contained in the Annual Report.

Loan Origination and Other Fees.  The Savings Bank does not charge points on ARM loans.  Instead, it quotes an interest rate, or base rate, with no points and gives the borrower the option, if desired, to pay a 1% fee, but obtain the loan at 1% below the Savings Bank's base rate at the time the loan is issued.  This option is only valid on ARMs that reprice annually.  Therefore, the Savings Bank may increase the rate at the loan’s anniversary date.  Subsequent increases in the loan's interest rate are based upon the reduced rate rather than the base rate.  Construction borrowers can pay a 2% fee and receive a 2% reduction in the initial rate.  Current accounting standards require fees received by the Savings Bank (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan.  The Savings Bank had $201,000 net deferred loan costs at June 30, 2005.

Non-Performing Assets and Delinquencies.  The Savings Bank generally institutes collection procedures when a monthly payment is two to four weeks delinquent.  A first notice is generally mailed to the borrower, or a phone call made.  If necessary, a second notice follows at the end of the next two week period.  In most cases, delinquencies are cured promptly; however, if the Savings Bank is unable to make contact with the borrower to obtain full payment, or, full payment is not possible, and the Savings Bank cannot work out a repayment schedule, a notice to commence foreclosure may be mailed to the borrower.  The Savings Bank makes every reasonable effort, however, to work with delinquent borrowers.  Understanding that borrowers sometimes cannot make payments because of illness, loss of employment, etc., the Savings Bank will attempt to work with delinquent borrowers who are communicating and cooperating with the Savings Bank.

The Savings Bank institutes the same collection procedures for non-mortgage loans.

The Board of Directors is informed on a monthly basis as to the status of all mortgage and non-mortgage loans that are delinquent 90 days or more, as well as the status on all loans currently in foreclosure or owned by the Savings Bank through foreclosure.

The table below sets forth the amounts and categories of non-performing assets in the Savings Bank's loan portfolio at the dates indicated.  Loans are placed on non-accrual status when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past-due 90 days or more.  Any accrued but uncollected interest previously recorded on such loans is generally reversed in the current period and interest income is subsequently recognized upon collection.  The Savings Bank would have recorded interest income on non-accrual loans of $167,000, $66,000 and $13,700 during the years ended June 30, 2005, 2004 and 2003, respectively, if such loans had been performing during such periods.

Nonaccrual loans increased during the year ended June 30, 2005 from $1.8 million at June 30, 2004 to $2.9 million at June 30, 2005.  The increase is primarily attributable to weakness in the Savings Bank underwriting practices.  At June 30, 2004, these loans were not past due more than 90 days.  Accruing loans contractually past due 90 days or more have decreased during the year ended June 30, 2005 from $710,000 to $148,000 for the year ended June 30, 2005.  Two of those loans totaling $63,000 have been placed on nonaccrual status.  The three remaining past due loans totaling $85,000 are now current.

The Savings Bank has identified six loans totaling $2.0 million which were considered impaired. These loans were delinquent less than 60 days but other factors had been identified which made the Savings Bank doubt whether it would fully collect the principal balance and accrued interest. Subsequent to June 30, 2005, one of these loans was charged off after a principal reduction of $32,000 from the sale of the collateral.  The total amount of the charge off was $396,000.  The remaining loans are being closely monitored and necessary action will be taken if they become more seriously delinquent or the Savings Bank obtains information of probable significant loss.

Home loans which are 60 or more days but less than 91 days past due have increased slightly during the fiscal year 2005. Savings Bank personnel have concentrated efforts on working with borrowers who were past due in the prior year.  This process reduces the amount of residential loans past due 60 days or more and moves these loans into the current or less than 60 days delinquent category.

The following table sets forth information with respect to the Savings Bank's non-performing assets at the dates indicated.  At June 30 2004, 2003, 2002 and 2001, the Savings Bank had no restructured loans within the meaning of SFAS 15.  At June 30, 2005, there was one restructured loan of $428,000 which is included in the commercial business line item as a nonaccrual loan.  The decrease in total loans, net loans and total consolidated assets was also a factor in the percentage increases in nonperforming loans.

	At June 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans accounted for on
a nonaccrual basis
Real estate:
Residential	$ 221	$158	$ -	$ -	$ -
Commercial	1,112	386	176	175	-
Commercial business	1,502	1,224	-	-	40
Consumer	19	44	-	-	9
Total	$ 2,854	$ 1,812	$ 176	$ 175	$ 49

Accruing loans which are contractually
past due 90 days or more:

Real estate:
Residential	$ 63	$ 555	$ 640	$ 666	$1,623
Commercial	30	142	893	261	1,038
Commercial business	-	-	27	24	552
Consumer	55	13	214	146	275
Total	$ 148	$710	$1,774	$1,097	$3,488

Total of nonaccrual and
90 days past due loans	$3,002	$2,522	$1,950	$1,272	$ 3,537

Real estate owned	340	174	282	399	193

Other non-performing assets
Impaired loans not past due or past due less than 60 days	2,044	-	1,368	1,357	-
Slow home loans (60 to 90 days delinquent)	450	430	1,173	1,507	995
Total non-performing assets	$5,836	$3,126	$4,773	$4,535	$ 4,725

Total loans delinquent 90 days
or more to net loans	1.90%	1.52%	1.10%	0.67%	1.86%

Total loans delinquent 90 days
or more to total consolidated
Assets	1.23%	0.95%	0.73%	0.49%	1.60%

Total non-performing assets
to total consolidated
Assets	2.39%	1.18%	1.78%	1.76%	2.14%

Asset Classification.  The OTS has adopted various regulations regarding problem assets of savings institutions.  The regulations require that each insured institution review and classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets: substandard, doubtful and loss.  An asset is classified substandard when it is inadequately protected by the current new worth and paying capacity of the borrower or by the collateral pledged, if any.  Assets so classified must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses for the full amount of the portion of the asset classified as loss or charge off such amount.  All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.  During a State of Missouri Division of Finance regulatory examination which began in June 2005, several loans, which the Savings Bank had not previously identified as classified assets,  were identified as classified assets by the examiners.  In light of this, an extensive review, conducted by an outside consultant, of the majority of outstanding loans and current underwriting and monitoring procedures is currently underway.  Completion of the review is anticipated by mid- to late October.

At June 30, 2005 and 2004 the aggregate amounts of the Savings Bank's classified assets as determined by the Savings Bank, and of the Savings Bank's general and specific loss allowances and charge-offs, were as follows:

	At June 30,
	2005	2004
	(In thousands)
Loss	$1,122	$ -
Doubtful	1,087	2,141
Substandard assets	3,841	2,519
Total classified assets	$6,050	$4,660

General loss allowances	$ 1,729	$ 772
Specific loss allowances	1,122	468
Total loss allowances	$2,851	$1,240

Charge-offs	$ 809	$ 346

The Savings Bank does not use a special mention category in its loan classification process. A category titled ‘watch’ is used by the Savings Bank to monitor loans which are not typical in their repayment terms, collateral, or a situation with the borrower that may create repayment difficulties in the future.  Loans classified as substandard, therefore, have one or more defined weaknesses and are characterized by the distinct possibility the Savings Bank will sustain some loss if the deficiencies are not corrected. The Savings

Bank's policy is to classify as substandard, for example, any loan, irrespective of payment record or collateral value, when a bankruptcy filing occurs, the pay record becomes erratic (i.e., miss several monthly payments, but make double payments in the future), or a loan becomes contractually delinquent by three monthly payments. The $1.0 million decrease in doubtful assets to $1.1 million at June 30, 2005 from $2.1 million at June 30, 2004 was the result of the classification of certain loans as loss and the related establishment of specific loss allowances for those loans included as doubtful at June 30, 2004. The increase in specific loss allowances was attributable to commercial loans to one borrower and related companies that have filed for protection under Chapter 11 bankruptcy.

During the years ended June 30, 2004 and 2005, the Company made a number of announcements with respect to the decline in its asset quality and the effect on its earnings.

On June 21, 2004, the Company disclosed that the Savings Bank had been informed that its largest substandard borrower had filed for protection under Chapter 11 bankruptcy.  Loans outstanding to this borrower totaled $1.8 million and a reserve of $340,000 was established by the Savings Bank in connection with these loans.  After this announcement, the Savings Bank received updated information from bankruptcy filings which caused an additional $110,000 in the reserve to $450,000.

Subsequently, on March 11, 2005, the Company disclosed that it wrote-off a portion of the $1.8 million owed by this borrower, reducing the total amounts outstanding under the borrower’s loans to $1.6 million.  The write-off of a portion of the borrower’s debt decreased the Savings Bank’s reserve allocation from $450,000 to $265,000; In addition, the Savings Bank indicated that it had received information that there may be an additional expense as the result of the borrower’s possible draw on letters of credit of up to $765,000 and the absence of any additional collateral.

On April 6, 2005, announced that, in addition to the borrower’s possible draw on letters of credit previously disclosed, there had been a draw request by the borrower of $580,000 on an additional letter of credit.   Based on information it received, the Savings Bank determined to honor $439,707 of the draw request, which the Company determined would decrease its earnings by $294,604 on an after tax basis during the quarter ended March 31, 2005.  The $439,707 is included in the Consolidated Statements of Income under other credit losses and related expenses in the noninterest expense section.

On April 14, 2005, announced that it had received additional information on the value of the collateral securing its largest substandard borrower’s loans and that as a result had determined to increase its reserves from $265,000 to $400,000 for the quarter ended March 31, 2005.

On June 3, 2005, the Company announced that it had received additional information on the value of the collateral securing one of the substandard loans, which would result in a decrease in earnings of $204,000 on an after tax basis for the quarter ended June 30, 2005.

On July 29, 2005, the Company announced that in connection with further adverse developments as a result of certain loans in the Savings Bank’s loan portfolio and the overall deterioration of the loan portfolio caused by weaknesses in the Savings Bank’s underwriting practices, it would increase its allowance for loan losses by $1.8 million for the year ended June 30, 2005.  The Company reported that the approximate after tax effect of the increase would be a $1.1 million reduction in net income for the year ended June 30, 2005.

Finally, on September 9, 2005, the Company disclosed its earnings for the quarter and the year ended June 30, 2005 and announced that it had a net loss of $652,000 for the quarter. Included in the net loss for the quarter ended June 30, 2005 was a provision for the increase in allowance for loan losses of $1.8 million, as previously announced.  The increase in the allowance for loan losses was in connection with the Savings Bank’s determination there had been further adverse developments with respect to certain loans in its loan portfolio.  The approximate after tax effect of the provision to increase the allowance for loan losses was a $1.1 million reduction in net income for the quarter ended June 30, 2005. The Savings Bank also has a policy not to remove a loan from a substandard classification, again, irrespective of pay record or collateral value, until those perceived weaknesses are cured.  Because of this stringent classification policy, the June 30, 2005 substandard classification totals included $461,000 of loans that were current in their payment obligations.

At June 30, 2005, the Savings Bank's largest substandard loans to one borrower consisted of three loans to an individual with a collective outstanding balance of $269,000.  One of the loans was performing according to its contractual terms at June 30, 2005 while the other two loans were past due by 91 days.  The borrower had experienced cash flow difficulties several times in the last twelve months.  The loans are collateralized by first deeds of trust on a real estate.

Real Estate Owned.  Real estate acquired by the Savings Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired, the unpaid principal balance of the related loan plus foreclosure costs are compared to the property's net realizable  value.  The property is then directly written down to the lower of cost or net realizable value.  Subsequently, the property is carried at the lower of cost or net realizable value with any adjustments made through the establishment of a specific reserve. At June 30, 2005, nine properties were held as real estate owned with a total value of $340,000.  At June 30, 2004, five properties were held as real estate owned with a total value of $174,000.

Allowance for Loan Losses

Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio.

The Savings Bank’s Asset Classification Committee performs a quarterly review of the probable estimated losses in the loan portfolio.  The Committee reviews the following information:

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

(iii)  Reports from Savings Bank’s loan officers – Loan officers may be aware of a borrower’s circumstances that have not yet resulted in any past due payments but have the potential for problems in the immediate future.  Each loan officer reviews their respective lending unit’s loans and identifies any that may have developing weaknesses.  This “self identification” process is an important component of maintaining credit quality as each loan officer is accountable for monitoring as well as originating loans.

(iv)  Current economic conditions – The Savings Bank takes into consideration economic conditions in its market area as well as national economic factors that could influence the quality of the loan portfolio in general.

The Savings Bank’s methodology for analyzing the allowance for loan losses consist of three components: formula, specific and general allowances.  The formula allowance is determined by applying an estimated loss percentage to various groups of loans.  The loss percentage are generally based on various historical measures such as the amount and type of classified loans, past due ratios and loss experience, which could affect the collectibility of the respective loan types.

The specific allowance component is created when management believes that the collectibility of a specific large loan, such as a real estate, multi-family or commercial real estate loan, has been impaired and a loss is probable.

The general allowance element relates to assets with no well-defined deficiency or weakness (i.e., assets classified pass or watch) and takes into consideration loss that is inherent within the portfolio but has not been realized.  Borrowers are impacted by events well in advance of a lender’s  knowledge that may ultimately results in a loan default and eventual loss. Examples of such loss-causing events in the case of consumer or one-to-four-family residential loans would be a borrower job loss, divorce or medical crisis.  Examples in commercial or construction loans may be the loss of customers due to competition or changes in the economy.  General allowances for each major loan type are determined by applying to the associated loan balance loss factors that take into consideration past loss experience, asset duration, economic conditions and overall portfolio quality.

The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.

The Savings Bank had reserves for loan losses at June 30, 2005, 2004 and 2003 of approximately $2.9 million, $1.2 million, and $1.1 million respectively.  The calculation of reserves for loan losses at June 30, 2005 contained a substantial increase for loans identified as impaired.  The collectibility of these loans was analyzed on an individual basis and any probable loss was included in the calculation.  Also, a higher  historical loss percentage as a result of increased losses in the prior two years was used to calculate the formula allowance portion of the provision calculation.

Management believes that loan loss reserves were adequate at June 30, 2005.  However, if the underlying facts and circumstances of the loan portfolio change in the future, the adequacy of the allowance for loan losses will be addressed and, if need be, adjusted accordingly.

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

	At June 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Allowance at beginning of period	$1,240	$ 1,144	$ 884	$ 698	$ 597
Provision for loan losses	2,333	340	427	374	155
Recoveries:
Residential real estate	1	9	7	-	5
Commercial real estate	9	-	-	-	-
Consumer	62	79	53	16	1
Commercial business	15	14	-	-	-
Total recoveries	87	102	60	16	6

Charge offs:
Residential real estate	110	41	44	36	20
Commercial real estate	77	127	18	23	-
Consumer	415	147	165	143	37
Commercial business	207	31	-	2	3
Total charge offs	809	346	227	204	60
Net charge offs	722	244	167	188	54
Allowance at end of period	$2,851	$1,240	$1,144	$ 884	$ 698

Ratio of allowance to total loans
outstanding at the end of the period	1.74%	0.73%	0.63%	0.46%	0.36%
Ratio of net charge offs to average loans
Loans outstanding during the period	0.44%	0.14%	0.09%	0.10%	0.03%

Allowance for Loan Losses by Category

	At June 30,
	2005			2004			2003
			Percent			Percent			Percent
		Percent	of Gross		Percent	of Gross		Percent	of Gross
		of Allowance	Loans in		of Allowance	Loans in		of Allowance	Loans in
		to Gross	Category		to Gross	Category		to Gross	Category
		Loans in	to Gross		Loans in	to Gross		Loans in	to Gross
	Amount	Category	Loans	Amount	Category	Loans	Amount	Category	Loans
	(Dollars in thousands)
Real estate -- mortgage:
Residential	$ 217	0.24%	54.36%	$ 283	0.30%	56.21%	$ 287	0.28%	57.64%
Commercial	759	1.83	25.28	337	0.84	23.70	302	0.73	22.87
Land	26	0.28	5.76	31	0.34	5.32	26	0.26	5.50
Second mortgage loans	32	0.76	2.54	20	0.52	2.29	33	0.71	2.60
Consumer	177	1.82	5.93	240	2.22	6.38	182	1.61	6.30
Commercial business	1,640	16.30	6.13	329	3.18	6.10	314	3.43	5.09
Total allowance for
loan losses	$ 2,851	1.74%	100.00%	$ 1,240	0.73%	100.00%	$ 1,144	0.64%	100.00%

At June 30,

	2002			2001
			Percent			Percent
		Percent	Of Gross		Percent	of Gross
		of Allowance	Loans in		of Allowance	Loans in
		to Gross	Category		to Gross	Category
		Loans in	To Gross		Loans in	to Gross
	Amount	Category	Loans	Amount	Category	Loans
	(Dollars in thousands)
Real estate -- mortgage:
Residential	$ 252	0.22%	59.14%	$ 193	0.16%	64.00%
Commercial	238	0.58	21.34	127	0.41	15.95
Land	22	0.20	5.84	23	0.18	6.48
Second mortgage loans	19	0.37	2.69	14	0.28	2.62
Consumer	138	1.18	6.06	203	1.58	6.64
Commercial business	215	2.27	4.93	136	1.63	4.31
Total allowance for
loan losses	$ 884	0.46%	100.00%	$ 696	0.36%	100.00%

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

Routine short-term investment decisions, which are reported monthly to the Board of Directors, are made by the President and Chief Executive Officer and Chief Financial Officer, who act within policies established by the Board.  Those investments include federally insured certificates of deposit, FHLB term time obligations, bankers acceptances, treasury obligations, U.S. Government agency obligations, mortgage-backed securities, bank qualifying municipal tax exempt bonds, and corporate bonds.  Securities not within the parameters of the policies require prior Board approval.  Securities are purchased for investment purposes.  The goals of the Savings Bank's investment policy are to select investments based on safety first, flexibility second and diversification third.  In addition, as a result of the concern with interest rate risk exposure, there has been a focus on short-term investments.  At June 30, 2005, the Company's and the Savings Bank's securities investment portfolio totaled $34.2 million and consisted primarily of federal agency obligations securities, common and preferred stocks, and municipal bonds.  For further information concerning the Savings Bank's investment and mortgage-backed securities portfolio, see Notes  2, 3 and 4 of the Notes to the Consolidated Financial Statements included in the Annual Report.

Investment Securities Analysis

The following table sets forth the Company's and the Savings Bank's investment securities portfolio at carrying value at the dates indicated. Securities that are held-to-maturity are shown at amortized cost, and securities that are available-for-sale are shown at the current market value.

	At June 30,
	2005		2004		2003
	Book	Percent of	Book	Percent of	Book	Percent of
	Value(1)	Portfolio	Value(1)	Portfolio	Value(1)	Portfolio
	(Dollars in thousands)
Debt securities:

United States Government and
Federal Agencies obligations	$26,426	77.24%	$31,701	81.51%	$24,440	69.88%
Corporate bonds	-	-	-	-	636	1.82
Corporate Senior Notes	-	-	145	0.37	254	0.72
Obligations of state and political subdivisions	3,431	10.03	2,685	6.90	4,658	13.32
Total debt securities	29,857	87.27	34,531	88.78	29,988	85.74

Equity securities:
Federal Home Loan Bank
Stock	1,904	5.56	1,904	4.90	1,901	5.43
Other	2,454	7.17	2,460	6.32	3,086	8.83
Total equity securities	4,358	12.73	4,364	11.22	4,987	14.26
Total investment securities	$34,215	100.00%	$38,895	100.00%	$34,975	100.00%

-------------------------

(1)  The market value of the Company’s and the Savings Bank's investment securities portfolio amounted to $34.1 million, $38.7 million, and $35.2 million at June 30, 2005, 2004 and 2003, respectively.  At June 30, 2005, the market value of the principal component of the Company’s and the Savings Bank investment securities portfolio which were obligations of U.S. government agencies was $26.3 million.

The following table sets forth the maturities and weighted average yields of the debt securities in the Company’s and the Savings Bank's investment securities portfolio at June 30, 2005.

	One Year		After One Year		After Five Years		After Ten
	or Less		Through Five Years		Through Ten Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
United States Government and
Federal Agencies obligations	$ 4,483	2.06%	$ 19,696	3.23%	$ 1,359	4.15%	$ 1,000	5.00%

Obligations of state and political subdivisions	590	2.56	1,413	3.60	1,111	4.10	205	5.08
Total	$ 5,073	2.12	$ 21,109	3.25	$ 2,470	4.13	$ 1,205	5.02

At June 30, 2005, the Savings Bank held no security which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.

Other equity securities at June 30, 2005 was comprised of Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock totaling $2.0 million and preferred stock totaling $212,000 in other financial institutions in Missouri.

Mortgage-Backed Securities.  To supplement lending activities in periods of deposit growth and/or declining loan demand, the Savings Bank has invested in residential mortgage-backed securities.  Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.  For information regarding the carrying and market values of the Savings Bank's mortgage-backed securities portfolio, see Note 4 of the Notes to Consolidated Financial Statements included in the Annual Report.  The Savings Bank has invested in federal agency securities issued by FHLMC, FNMA and Government National Mortgage Association (“GNMA”).  As of June 30, 2005, 23.12% of the outstanding balance of the mortgage-backed securities had adjustable rates of interest that adjust within the next two years.  As of June 30, 2005, the Savings Bank's portfolio included $10.8 million of mortgage-backed securities purchased as investments to supplement the Savings Bank's mortgage lending activities.

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

The Savings Bank has incorporated into its investment policy the regulatory requirements set forth in the OTS Thrift Bulletin 52, which addresses the selection of securities dealers, securities policies, unsuitable investment practices and mortgage derivative products.  At June 30, 2005, the Savings Bank owned no derivatives.

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

The Savings Bank experienced significant decreases in Super Saver accounts and fixed rate certificates of deposit maturing within one year during the year ended June 30, 2005.  During the majority of the fiscal year ended June 30, 2005, the rates paid by the Savings Bank were below rates offered by area competitors.  Beginning in September 2005, rates on the Savings Bank’s deposit accounts were increased.

The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 2005.

Weighted
Average					Percentage
Interest			Minimum		of Total
Rate	Term	Category	Amount	Balance	Deposits
				(Dollars in thousands)
0.00%	None	Non-interest bearing	$ -	$ 11,816	6.31%
0.60%	None	NOW accounts	25	38,238	20.43
1.21%	None	Super Saver accounts	1	29,874	15.96
0.80%	None	Savings accounts	-	17,584	9.40

		Certificates of deposit
2.05%	3 months	Fixed term, fixed rate	500	1,935	1.03
2.43%	6 months	Fixed term, fixed rate	500	11,918	6.37
2.50%	12 months	Fixed term, fixed rate	500	16,803	8.98
2.36%	18 months	Fixed term, fixed rate	500	1,295	0.69
2.45%	24 months	Fixed term, fixed rate	500	2,995	1.60
2.80%	30 months	Fixed term, fixed rate	500	1,041	0.56
2.69%	36 months	Fixed term, fixed rate	500	1,425	0.76
3.43%	48 months	Fixed term, fixed rate	500	675	0.36
4.12%	60 months	Fixed term, fixed rate	500	3,595	1.92
3.37%	72 months	Fixed term, fixed rate	500	58	0.03
5.22%	120 months	Fixed term, fixed rate	500	21	0.01
various	Various	Fixed term, adjustable rate	500	23,461	12.54
various	Various	Jumbo certificates	100,000	24,409	13.05
				$187,143	100.00%

     The following table indicates the amount of the Savings Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2005.  Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

Jumbo
Certificates
Maturity Period	of Deposit
(In thousands)
Three months or less	$ 8,268
After three through six months	3,377
After six through twelve months	4,289
After twelve months	8,475
Total	$24,409

Time Deposits by Rates

The following table sets forth the time deposits in the Savings Bank classified by rates as of the dates indicated.

	At June 30,
	2005	2004	2003
	(In thousands)
0.00 - 1.49%	$ 916	$ 18,649	$ 4,351
1.50 - 2.49%	29,595	47,126	38,405
2.50 - 3.49%	36,780	13,243	29,462
3.50 - 4.49%	18,957	10,260	15,328
4.50 - 5.49%	2,566	3,245	5,344
5.50 - 6.49%	492	10,036	15,264
6.50 - 7.49%	325	1,917	2,363
Over 7.49%	-	21	-
Total	$89,631	$104,497	$110,517

 The following table sets forth the amount and maturities of time deposits at June 30, 2005.

	Amount Due
							Percent
		More than	More than	More than			of Total
	One Year	One Year thru	2 Years thru	3 Years thru	After		Certificate
	Or less	2 Years	3 Years	4 Years	4 Years	Total	Accounts
	(In thousands)
0.00 - 1.49%	$ 916	$ -	$ -	$ -	$ -	$ 916	1.02%
1.50 - 2.49%	28,162	1,343	90	-	-	29,595	33.02
2.50 - 3.49%	22,441	8,779	3,495	1,579	486	36,780	41.04
3.50 - 4.49%	3,797	3,175	3,276	8, 078	631	18,957	21.15
4.50 - 5.49%	1,619	295	631	21	-	2,566	2.86
5.50 - 6.49%	322	-	5	97	68	492.55
6.50 - 7.49%	325	-	-	-	-	325.36
Over 7.49%	-	-	-	-	-	-	-
Total	$ 57,582	$13,592	$ 7,497	$9,775	$1,185	$ 89,631	100.00%

Deposit Flow

The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Savings Bank at the dates indicated.

	At June 30,
	2005			2004			2003
		Percent			Percent			Percent
		Of	Increase		Of	Increase		Of
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total
	(Dollars in thousands)
Non-interest bearing	$ 11,816	6.31%	$ 1,854	$ 9,962	4.81%	$ 1,075	$ 8,887	4.20%
NOW checking	38,238	20.43	1,047	37,191	17.95	1,987	35,204	16.63
Regular savings accounts	29,874	15.96	13,122	16,752	8.08	421	16,331	7.72
Super Saver accounts	17,584	9.40	(21,261)	38,845	18.74	(1,880)	40,725	19.23
Fixed-rate certificates which
mature (1):
Within 1 year	48,361	25.85	(10,041)	58,402	28.18	(4,965)	63,367	29.94
After 1 year, but within 2 years	4,362	2.33	(980)	5,342	2.58	(3,543)	8,885	4.20
After 2 years, but within 5 years	5,151	2.75	(241)	5,392	2.60	(273)	5,665	2.68
Adjustable-rate certificates	31,757	16.97	(3,604)	35,361	17.06	2,761	32,600	15.40
Total certificates	89,631	47.90	(14,866)	104,497	50.42	(6,020)	110,517	52.22
Total	$ 187,143	100.00	$ (20,104)	$ 207,247	100.00%	$ (4,417)	$ 211,664	100.00%

(1)  At June 30, 2005, 2004 and 2003, jumbo certificates of deposit amounted to $24.4 million, $30.4 million and $29.8 million, respectively, and IRAs amounted to $25.1 million, $25.5 million, $24.6 million at those dates, respectively.

The following table sets forth the savings activities of the Savings Bank for the periods indicated.

	Years Ended June 30,
	2005	2004	2003
	(In thousands)
Beginning balance	$ 207,247	$ 211,664	$ 202,450
Net increase (decrease) before
interest credited	(23,188)	(8,087)	4,594
Interest credited	3,084	3,670	4,620
Net increase/(decrease) in
savings deposits	(20,104)	(4,417)	9,214
Ending balance
	$ 187,143	$ 207,247	$ 211,664

In the unlikely event the Savings Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the stockholders of the Savings Bank.  Substantially all of the Savings Bank's depositors are residents of the State of Missouri.

Borrowings.  Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes.  The Savings Bank also relies on advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB-Des Moines has served as the Savings Bank's primary borrowing source.  Advances from the FHLB-Des Moines are typically secured by the Savings Bank's first mortgage loans.  These advances require monthly payments of interest only  with principal due at maturity and have fixed rates.  The short-term advances require interest payable at maturity.  One long-term advance requires monthly payments of principal and interest. These advances were obtained in response to the Savings Bank's previous strong loan demand and limited deposit growth experienced during fiscal years 2001 and 2000.  At June 30, 2005, the Savings Bank had $28.4 million in advances from the FHLB-Des Moines.

Other borrowings include a $1 million line of credit from a regional financial institution used by the Company to manage cash flow.  Typically, when a dividend is received from the Savings Bank, the Company reduces any outstanding balance to zero.  The balance outstanding at June 30, 2005 was $625,000.  The line of credit is secured by the stock of the Savings Bank.  Interest is paid on demand or semi-annually if there is no demand.  The interest rate is equal to .50% below the prime lending rate quoted by the lender and can be adjusted daily.  At June 30, 2005, the interest rate in effect was 5.75%

In connection with the sale of the assets of SCMG, Inc. (formerly South Central Missouri Title, Inc.) in July 2004, a note payable of $55,200 was issued for expenses of the sale.  This note had a balance of $55,000 at June 30, 2005 and was at a fixed interest rate of 6%.

The following tables set forth certain information concerning the Savings Bank’s borrowings at the dates and for the periods indicated.

	At June 30,
	2005	2004
Weighted average rate paid on
FHLB advances	5.50%	5.55%

	Years Ended June 30,

	2005	2004
	(Dollars in thousands)
Maximum amounts of FHLB advances
outstanding at any month end	$29,121	$29,352
Approximate average FHLB advances
Outstanding	29,111	29,242
Approximate weighted average rate paid
On FHLB advances	5.59%	5.65%

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

Subsidiary Activities

Fybar Service Corporation ("Fybar") is a Missouri corporation wholly-owned by the Savings Bank.  Fybar owns five rental properties.  One is an office building in Mountain Grove, Missouri called "The Shannon Centre" which is adjacent to the Savings Bank's drive-in and is currently 86% occupied.  The second is a single family residence in Gainesville, Missouri which is currently occupied.  The third property is a commercial building in Mountain Grove, Missouri which is currently fully occupied.   The fourth is a single family residence in Mountain Grove, Missouri which is currently occupied.  The fifth is a commercial building in Sparta, Missouri which is fully occupied.

Fybar serves as Trustee on all the Savings Bank's deeds of trust, is a registered agent and receives limited income from credit life and accident and health policies written in conjunction with the Savings Bank's loans.

At June 30, 2005, the Savings Bank had an investment in Fybar of $576,000.

SCMG,Inc. (formerly South Central Missouri Title, Inc.), is a Missouri corporation wholly-owned by First Bancshares, Inc.  South Central was a licensed agent for the purpose of selling title insurance and also providing real estate closing services.  On June 22, 2004 an agreement was entered into to sell the property and equipment of South Central Missouri Title Company, Inc. for $252,000.  The transaction closed on July 16, 2004.  As a result of this sale, the subsidiary did not offer title insurance or real estate closing services during fiscal year 2005.  See Note 18 of the Notes to Consolidated Financial Statements included in the Annual Report.

First Home Investments, Inc. is a wholly owned subsidiary of the Savings Bank that offers fixed and variable annuities as well as mutual funds to it customers and members of the general public.  First Home Investments, Inc. also processes stock and bond trades and provides credit life, disability and health insurance services to the Savings Bank’s customers as well as group and individual coverages.  These services were not actively offered during the fiscal year ended June 30, 2005 as a representative was not employed for that time period.

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

The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS.  A schedule of fees has also been established for the various types of applications and filings made by savings associations with the OTS.  The general assessment, to be paid on a semi-annual basis, is determined based upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report.  For the first half of 2005, the Savings Bank's assessment under the semi-annual assessment procedure was $34,000.  Based on the current assessment rates published by the OTS and First Home’s total assets of approximately $249.0 million at March 31, 2005, First Home will be required to pay a semi-annual assessment of approximately $34,000 for the second half of calendar year 2005.

Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower.  A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral.  At June 30, 2005, the Savings Bank’s limit on loans to one borrower was $ 4.2 million.  At June 30, 2005, the Savings Bank’s largest loan commitment to a related group of borrowers was eight loans totaling $3.8 million, which were all fully funded. These loans are performing according to their original terms.

The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution that fails to comply with these standards must submit a compliance plan.

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

The premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points.  However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 1.88 basis points for each $100 in domestic deposits for both BIF and SAIF members.  These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in  2017.

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

First Home, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Des Moines.  First Home complied with this requirement with an investment in FHLB-Des Moines stock of $1.9 million at June 30, 2005.

Among other benefits, the FHLB provides a central credit facility primarily for member institutions.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines.  At June 30, 2005, the Savings Bank had $28.4 million of advances from the FHLB-Des Moines.

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

At June 30, 2005, First Home was a “well capitalized” institution under the prompt corrective action regulations of the OTS.

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

Qualified Thrift Lender Test.  All savings associations, including First Home, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its portfolio asset, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  At June 30, 2005, First Home met the test and its qualified thrift lender percentage was 68.66%.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At June 30, 2005, the Savings Bank had tangible capital of $23.7 million, or 9.9% of adjusted total assets, which is approximately $20.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At June 30, 2005, the Savings Bank had $413,000 in intangible assets.

The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital.  At June 30, 2005, the Savings Bank had core capital equal to $23.7 million, or 9.9% of adjusted total assets, which is $14.1 million above the minimum leverage ratio requirement of 4% in effect on that date.

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

On June 30, 2005, the Savings Bank had total risk-based capital of an approximately $25.4 million, including $23.7 million in core capital and $1.7 million in qualifying supplementary capital, and risk-weighted assets of $153.4 million, or total capital of 16.5% of risk-weighted assets.  This amount was $13.1 million above the 8% requirement in effect on that date.

The OTS  is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risk-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

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

The following table presents the Savings Bank's capital levels as of June 30, 2005.

	At June 30, 2005
		Percent of
	Amount	Assets
	(Dollars in thousands)
Tangible capital	$23,681	9.9%
Minimum required
tangible capital	3,606	1.5
Excess	$20,075	8.4%

Core capital	$23,681	9.9%
Minimum required core
capital	9,617	4.0
Excess	$14,064	5.9%

Risk-based capital	$25,367	16.5%
Minimum risk-based
capital requirement	12,271	8.0
Excess	$ 13,096	8.5%

Limitations on Capital Distributions.  OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Generally, savings institutions, such as the Savings Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Savings Bank may pay dividends in accordance with this general authority.

Savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution.  Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

Loans to One Borrower.  Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower.  Generally, this limit is 15% of the Savings Bank’s unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion.  The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units.  At June 30, 2005, the Savings Bank’s largest loan outstanding to any one borrower, including related entities, was $3.8 million.  At June 30, 2005, that borrower had eight separate loans secured by nine different pieces of real estate.  These loans were performing in accordance with their terms at that date.

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

Transactions with Affiliates. Savings institutions must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings institution were a Federal Reserve member bank.  Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates.  In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association’s capital.  Affiliates of the Savings Bank include the Company and any company that is under common control with the Savings Bank.  In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a savings and loan holding company or acquire the securities of most affiliates.  The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

On April 1, 2004, the Federal Reserve's Regulation W, which comprehensively amends sections 23A and 23B of the Federal Reserve Act, became effective.  The Federal Reserve Act and Regulation W are applicable to savings institutions such as the Bank.  The Regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Financial Services Modernization Act of 1999.

In addition, OTS regulations prohibit a savings institution from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

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

Privacy Standards. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law.  The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.

The Savings Bank is subject to OTS regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

The regulations also require the Savings Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, the Savings Bank is required to provide its customers with the ability to "opt-out" of having the Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

The Savings Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLBA. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Anti-Money Laundering and Customer Identification. In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") was signed into law on October 26, 2001.  The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Title III of the USA Patriot Act and the related OTS regulations impose the following requirements with respect to financial institutions:

•

establishment of anti-money laundering programs;

•

establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;

•

establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering;

•

prohibitions on correspondent accounts for foreign shelled banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications. The Bank’s policies and procedures have been updated to reflect the requirements of the USA Patriot Act, which had a minimal impact on business and customers.

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

Mergers and Acquisitions. The Company must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets.  In evaluating an application for the Company to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

Activities Restrictions.  As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. The Company and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities specified by federal regulations, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the GLBA.

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

In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of  “The Small Business Job Protection Act of 1996.”  The rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995.  These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988).  The Savings Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense.  For taxable years beginning after December 31, 1995, the Savings Bank’s bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Savings Bank is a “large” association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year.  The rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution’s lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation.  For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation.  If an institution was permitted to postpone the reserve recapture, it would have began its six year recapture no later than the 1998 tax year.  The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking.  In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

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

Executive Officers.

The following table sets forth certain information with respect to the executive officers of the Company and the Savings Bank.

Name

Age(1)

Position

Stephen H. Romines

61

Interim President and CEO, First Bancshares, Inc.

Interim President and Chief Executive Officer,

   First Home Savings Bank

Charles W. Schumacher(2)

President and CEO, First Bancshares, Inc.

President and Chief Executive Officer,

  First Home Savings Bank

Susan J. Uchtman

42

Chief Financial Officer, First Bancshares,

  Inc. and First Home Savings Bank

_________________

(1)

As of June 30, 2005.

(2)

Mr. Schumacher resigned as Chairman of the Board, director, President, and Chief Executive Officer of the Company and the Savings Bank effective September 7, 2005.

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

 Stephen H. Romines returned to the Savings Bank on an interim basis upon the resignation of Charles W. Schumacher on September 7, 2005.  Mr. Romines had served as President and CEO of First Bancshares, Inc. until 2004 and President and CEO of the Savings Bank until 2002.

 Charles W. Schumacher joined the Savings Bank in 2000 as the Senior Vice President and became President of the Savings Bank in January 2002 and President and CEO of First Bancshares on June 30, 2004.  Previously, Mr. Schumacher was the Executive Vice President and CEO of Northwoods State Bank in Iowa from 1992-2000. Effective September 7, 2005, Mr. Schumacher resigned as President and CEO, of First Bancshares, Inc., President and Chief Executive Officer, of First Home Savings Bank.

Susan J. Uchtman has been employed by First Home since June of 1994.  Mrs. Uchtman, a CPA, was previously employed by Kirkpatrick Phillips & Miller, CPAs, P.C., the Company’s independent auditors, from September 1985 through May 1994.

Personnel

As of June 30, 2005, the Savings Bank had 88 full-time employees and 12 part-time employees.  The Savings Bank believes that employees play a vital` role in the success of a service company and that the Savings Bank's relationship with its employees is good.  The employees are not represented by a collective bargaining unit.

Item 2.  Description of Property

The following table sets forth information regarding the Savings Bank's offices as of June 30, 2005.

			Net	Land	Building
		Year	Book Value	Owned/	Owned/	Square
Location	County	Opened	as of 6/30/05	Leased	Leased	Footage
Main Office			(Dollars in thousands)
142 East First Street	Wright	1911	$ 1,275	Owned	Owned	10,700
Mountain Grove, Missouri 65711

Branch Offices
1208 N. Jefferson Street	Douglas	1978	313	Owned	Owned	3,500
Ava, Missouri 65608

103 South Clay Street	Webster	1974	336	Owned	Owned	4,200
Marshfield, Missouri 65706

203 Elm Street	Ozark	1992	572	Owned	Owned	3,600
Gainesville, Missouri 65655

7164 Highway 14 East	Christian	1995	227	Owned	Owned	3,000
Sparta, Missouri 65753

Business Highway 160	Ozark	1997	43	Leased	Leased	1,200
Theodosia, Missouri 65761

123 Main Street	Stone	1998	226	Owned	Owned	3,800
Crane, Missouri 65633 (1)

South Side of Square	Stone	1998	57	Owned	Owned	1,600
Galena, Missouri 65656 (1)

20377 US Highway 160	Taney	2000	863	Owned	Owned	2,250

Forsyth, Missouri 65653

2536 State Highway 176	Taney	2000	446	Owned	Owned	2,500
Rockaway Beach, Missouri 65740

Drive-in Facilities
Route 60 and Oakland	Wright	1986	146	Owned	Owned	1,200
Mountain Grove, Missouri 65711

223 West Washington	Webster	1993	166	Owned	Owned	1,100
Marshfield, Missouri 65706

(1)In March 1998, the Savings Bank purchased these branch offices from NationsBank.  As part of the agreement, the Savings Bank assumed customer deposits of $17.4 million and other liabilities of $60,000 in exchange for loans of $4.8 million, premises and equipment of $300,000, cash of $11.3 million and other assets of $70,000.  The Savings Bank paid a premium of $1.0 million for the loans purchased and the customer deposits assumed.  The acquisition was recorded using the purchase method of accounting. At June 30, 2005, the premium paid for the branches was being amortized on a straight-line basis over 15 years.  Results of operations of the branches acquired since the date of acquisition are included in the Consolidated Financial Statements contained in the Annual Report.

Item 3.  Legal Proceedings

The Savings Bank has issued letters of credit totaling $1.3 million for a customer who is now in bankruptcy with $1.7 million in impaired loans.  The Savings Bank has paid $440,000 on the letters of credit and the beneficiary of the letters of credit has filed suit claiming the balance of $895,000 plus punitive damages and attorneys’ fees.  The Savings Bank has filed a counterclaim and the case is pending in federal court.  Counsel for the Savings Bank has advised that, at this point in the proceedings, the extent of the loss, if any, cannot be predicted.  The Savings Bank believes the beneficiary’s claim is without merit, but a $150,000 accrual has been established for attorney’s fees and litigation expenses.

In the opinion of management, the Savings Bank is not a party to any other pending claims or lawsuits that are expected to have a material adverse effect on the Savings Bank's financial condition or operations.  Periodically, there have been various claims and lawsuits involving the Savings Bank mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Savings Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Savings Bank's business.  Aside from such pending claims and lawsuits which are incident to the conduct of the Savings Bank's ordinary business and the lawsuit noted above, the Savings Bank is not a party to any material pending legal proceedings that would have a material adverse effect on the financial condition or operations of the Savings Bank.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2005.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters

The information contained in the section captioned "Common Stock Information" in the Annual Report to Stockholders attached to this Form 10-KSB as Exhibit 13 is incorporated herein by reference. In addition, the “Equity Compensation Plan Information” contained in Part III, Item 11 of this Form 10-KSB is incorporated herein by reference.

Share Repurchase Activity

The table below sets forth information regarding the Company’s repurchases of its common stock during the fourth quarter of fiscal 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
April 1-30, 2005	-	-	-	72,513
May 1-31, 2005	-	-	-	72,513
June 1-30, 2005	500	$19.64	500	72,013
Total	500	$19.64	500	72,013

Item 6.  Management's Discussion and Analysis or Plan of Operation

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 6A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity of Net Portfolio Value

The following table sets forth the change in the Savings Bank’s net portfolio value at June 30, 2005, based on Office of Thrift Supervision (“OTS”) models, and to a lesser extent, internal assumptions, that would occur upon an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.   Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in net portfolio value that will occur upon an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement.

Net Portfolio as % of
	Net Portfolio Value			Portfolio Value of Assets
Basis Point ("bp")	Dollar	Dollar	Percent	Net Portfolio

Change in Rates		Amount	Change(1)	Change	Value Ratio(2)	Change(3)
		(Dollars in thousands)
300	Bp	$ 34,078	$ (939)	(3)%	13.73%	(14)	bp
200		35,329	312	1	14.12	25
100		35,742	725	2	14.20	33
-		35,017	-		13.88	-
(100)		33,373	(1,644)	(5)	13.22	(65)
(200)		31,685	(3,331)	(10)	12.54	(133)

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

The above table illustrates, for example, that at June 30, 2005 an instantaneous 200 basis point increase in market interest rates would increase the Savings Bank’s net portfolio value by approximately $312,000, or 1%, and an instantaneous 100 basis point decrease in market interest rates would decrease the Savings Bank’s net portfolio value by $1.6 million , or 5%.

    The following summarizes key exposure measures for the dates indicated.  They measure the change in net portfolio value ratio for a 200 basis point (100 basis point for June 30, 2004) adverse change in interest rates.

	June 30,	March 31,	June 30,
	2005	2005	2004
Pre-shock net portfolio
Value ratio	13.88%	14.11%	11.87%
Post-shock net portfolio
Value ratio	12.54%	13.06%	11.29%
Decline in net portfolio
Value ratio	133 bp	105 bp	58 bp

The calculated risk exposure measures indicate the Savings Bank’s interest rate risk at June 30, 2005 has increased from the previous year end, in that the “shock” increase in market rates would have a relatively small negative effect on net portfolio value.

The OTS uses certain assumptions in assessing the interest rate risk of thrift institutions.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.  As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities or period to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates.  Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the table.

Item 7.  Financial Statements

Independent Auditors Report*

(a)   Consolidated Statements of Financial Condition as of June 30, 2005 and 2004*

(b)   Consolidated Statements of Income for the Years Ended June 30, 2005, 2004 and 2003*

(c)   Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2005, 2004 and 2003*

(d)   Consolidated Statements of Cash Flows for the Years Ended June 30, 2005, 2004 and 2003*

(e)   Notes to Consolidated Financial Statements*

* Contained in the Annual Report to Stockholders attached to this Form 10-KSB as  Exhibit 13 is incorporated herein by reference.  All schedules have been omitted as the required information is either inapplicable or  contained in the Consolidated Financial Statements or related Notes contained in the Annual Report to Stockholders.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreement with the Company's independent accountants on accounting and financial disclosure has occurred during the two most recent fiscal years.

Item 8A.  Controls and Procedures

(a)

 Evaluation of Disclosure Controls and Procedures:   An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out as of June 30, 2005 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management.  The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)

Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future.  The goal is to ensure that senior management has timely access to all material non-financial information concerning the Company’s business.  While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

Item 8B.  Other Information

     Not applicable.

PART III

Item 9.  Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act.

The information concerning Directors of the Company contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

Information concerning Executive Officers of the Company contained under the caption "Executive Officers " in Part I of this Form 10-KSB is incorporated herein by this reference.

Compliance with Section 16(a) of the Exchange Act

The information contained under the section captioned "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement is incorporated herein by reference.

Audit Committee and Audit Committee Financial Expert

The Audit Committee consists of Directors Moore, Moody and Sutherland.   The Board of Directors has determined that there is no “audit committee financial expert,” as defined by the SEC.  The Board believes that the current members of the Audit Committee are qualified to serve based on their experience and background.  The Board is in the process of looking for a nominee who will qualify as an audit committee financial expert within the SEC’s definition.

Code of Ethics

First Bancshares, Inc. has adopted a Code of Ethics that applies to First

Bancshares’ directors, executive officers and all other employees, which is included as Exhibit 14 to this Form 10-KSB. A copy of First Bancshares’ Code of Ethics is available to any person without charge, upon written request made to the Corporate Secretary at PO Box 777, Mountain Grove, Missouri 65711.

Item 10.  Executive Compensation

The information contained under the section captioned "Directors’ Compensation” and “Executive Compensation" in the Proxy Statement are incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plans as of June 30, 2005.

(c)
Number of securities
	(a)	(b)	remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued	exercise	under equity
	upon exercise of	price of outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column (a))

Equity compensation plans
approved by security holders:
Option plan	2,000	$7.75	100,000
Restricted stock plan	-	-	50,000

Equity compensation plans not
approved by security holders:	-	-	-
Total	2,000	$7.75	150,000

 (a)   Security Ownership of Certain Beneficial Owners

The information contained in the section captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management"  in the Proxy Statement is incorporated herein by reference.

(b)   Security Ownership of Management

The information contained in the sections captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" and "Proposal I - Election of Directors" in the Proxy Statement are incorporated herein by reference.

(c)   Changes in Control

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions

The information contained in the section captioned " Transactions with Management" in the Proxy Statement is incorporated herein by reference.

Item 13.  Exhibits

(a)     Exhibits

 3.1   Articles of Incorporation of First Bancshares, Inc.*

 3.2   Bylaws of First Bancshares, Inc.*

10.2   First Home Savings Bank 1994 Employee Stock Ownership Plan*

10.3   First Bancshares, Inc. 1993 Stock Option Plan**

10.4   First Home Savings Bank Management Recognition and Development Plan**

10.5   Employment Agreement with Charles W. Schumacher***

13.    Annual Report to Stockholders

14.    Code of Ethics

21.    Subsidiaries of the Registrant

23.    Auditors’ Consent

31.1          Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   Certification of Chief Financial Officer pursuant to                Section 302 of the Sarbanes-Oxley Act of 2002.

32     Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------

*     Incorporated by reference to the Company’s Registration Statement on Form S-1 File No. 33-69886.

**    Incorporated by reference to the Company’s 1994 Annual Meeting Proxy Statement dated September 14, 1994.

***   Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended June 30, 2001.  An updated Employment Agreement with Mr. Schumacher was entered into in November 2004 and terminated in June 2005.

Item 14.  Principal Accountant Fees and Service.

     The information contained under the section captioned “Auditors” in the Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANCSHARES, INC.

Date: October 13, 2005

By: /s/Stephen H. Romines

Stephen H. Romines

Interim President and Chief

Executive Officer (Duly

Authorized Representative)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Stephen H. Romines

October 13, 2005

Stephen H. Romines

Interim President and Chief

Executive Officer (Principal Executive Officer)

By: /s/Susan J. Uchtman_____

October 13, 2005

Susan J. Uchtman

Chief Financial Officer

By: /s/Harold F. Glass _____

October 13, 2005

Harold F. Glass

Director

By: /s/Thomas M. Sutherland

October 13, 2005

Thomas M. Sutherland

Director

By: /s/John G. Moody __

October 13, 2005

John G. Moody

Director

By: /s/Dr. James F. Moore

Dr. James F. Moore

Director

October 13, 2005

Exhibit 14

Code of Ethics

FIRST BANCSHARES, INC.

CODE OF ETHICS

The Business of First Bancshares, Inc.

The business of First Bancshares, Inc. and its affiliates includes a full array of retail banking and related services.  During the performance of our duties, it is necessary to interact with many constituencies.  These persons place their trust in us and accordingly, we have the responsibility to keep this trust and be in strict compliance with all applicable laws and regulations.

First Bancshares requires corporate and affiliate directors, officers and employees to observe a high standard of ethics in business and personal matters.  The following Code of Ethics specifies certain standards for the guidance of all directors, officers and employees.  The Code should be considered as illustrative, but not regarded as all-inclusive.

Failure to comply with all policies and procedures may result in termination of employment or service on the Board of Directors.  Any questions regarding proper code of conduct should be referred to an immediate supervisor or senior management.

Conflict of Interest/Outside Interests

All directors, officers and employees should avoid situations which could result in, or give the appearance of, a conflict of interest concerning either First Bancshares or its stockholders, or any affiliate or its customers.  Personal interest which could affect the proper exercise of judgment must be avoided.  In those cases where personal interests do exist, or may appear to exist, an officer or employee should disqualify himself or herself and permit other members of our staff to handle the transaction, and a director should disqualify himself or herself and abstain from discussion and voting on the matter.

In determining whether a conflict of interest could exist, directors, officers and employees should remember that the rules also apply to their spouses and adult children, where appropriate.  For example, a conflict of interest would arise where the spouse of an employee was offered a business opportunity on account of the employee's position at First Bancshares.

Having a business or other employment outside First Bancshares is permissible provided that it does not conflict with the director, officer or employee's duties or the time and attention required of his or her position at First Bancshares.  Also, the business or employment cannot be directly competitive with First Bancshares.

Acceptance of membership on outside boards involves possible of conflicts of interest. Directors, officers and employees are encouraged to participate in civic, charitable and religious organizations; any other such organization, or position therewith, should be authorized by appropriate management.  Situations which might be in conflict with this policy should be cleared with senior management.

Confidential Information

The confidential nature of bank accounts and company resources in general is a fundamental precept in financial services.  It is important that our directors, officers and employees be constantly alert to the responsibility of maintaining confidentiality.

All information obtained by virtue of employment with or service to First Bancshares should be held in strictest confidence.  This includes financial and personal information of customers, including fellow employees, as well as First Bancshares's financial information and information related to its internal affairs, competitive position, strategic planning and regulatory actions.  Confidential information must not be disclosed to anyone except as required for business transactions or as required by law.  When disclosing confidential information, do so in a manner that does not risk violating confidentiality.

Confidential information pertaining to First Bancshares or its customers, suppliers, stockholders and employees is to be used solely for corporate purposes and not as a basis for personal gain by directors, officers or employees.

In certain instances, confidential information could be considered "insider information" within the meaning of federal and state securities laws.  Disclosure or use of such information for personal gain or for avoiding personal loss could result in substantial civil and criminal penalties to individuals who disclose or who use this information.  Directors, officers and employees must be extremely cautious in discussing the corporate affairs of First Bancshares with customers or outsiders, including with stockholders of First Bancshares who do not have a right to such information before an announcement is made to all stockholders of First Bancshares.

Trading in First Bancshares's Stock

Directors, officers and employees are encouraged to participate and maintain ownership in the stock of First Bancshares.  While there are occasions that dictate the purchase or sale of any investment, active buying and selling of First Bancshares's common stock in order to make short term profits is discouraged.  The Securities and Exchange Commission has stringent rules and regulations related to trading securities while in the possession of material, non-public information.

There may be occasions when you become aware of certain facts related to First Bancshares such as earnings, expansion plans, a potential acquisition or other similar situations which may reasonably be expected to be important to the investing public.  Insider information is information that has not been publicly released and which a reasonable person would consider important in determining whether to buy, sell or hold securities.  Until such information is disseminated to the general public through a press release or other public announcement, directors, officers and employees are prohibited from either purchasing or selling First Bancshares's stock.  Violation of this policy could subject directors, officers or employees to possible action by the Securities and Exchange Commission, the result of which may include fines and/or imprisonment.  Should any directors, officer or employee desire to acquire or sell First Bancshares's stock while knowledgeable of information which has not been released to the public, inquiries for advice should be made to senior management.

Gifts and Entertainment

In the matter of gifts and gratuities to directors, officers or employees, circumstances must govern.  Substantial gifts and excessive entertainment offered because of your affiliation with First Bancshares should be courteously and tactfully declined.  Commissions, fees or propositions involving personal gain to a director, officer or employee in connection with a transaction are highly improper and in some cases, illegal.

No director, officer or employee or member of his or her immediate family should give or accept cash, gifts, special accommodations or other favors from anyone with whom the person is negotiating, soliciting or doing business with on behalf of First Bancshares.  Similarly, officers and employees may not solicit or accept personal fees, commissions or other forms of remuneration because of any transaction or business involving First Bancshares.

The preceding prohibitions are not applicable to entertainment or hospitality of a reasonable value, or gifts (but never cash), which under the circumstances, are of limited or nominal value.  Whenever possible, First Bancshares should pay the expenses of a director, officer or employee.  Frequent invitations from customers or vendors for meals or entertainment should be declined or handled with firm insistence that the director, officer or employee pay for alternate meals.  The acceptance of gifts of more than a nominal value could be considered as an attempt at bribery and could subject both the giver and the recipient to felony charges as well as the penalties prescribed under the Bank Bribery Act, 18 U.S.C. Section 215.  The Bank Bribery Act also covers agents or attorneys of a financial institution.

Full and timely disclosure to senior management or the board of directors must be made with respect to entertainment, hospitality or gifts received.  Any question or doubt as to the appropriateness of their receipt should be referred to and resolved by senior management on a timely basis.  The tactful communication of the limitations of this policy to the donors of gifts is also strongly encouraged.

Anti-Trust Rules and Charges and Pricing

Interest rates on deposits and loans, terms of loans, service charges and other similar matters will be determined solely on the basis of what is in the best interest of First Bancshares and its customers.  Under no circumstances should any agreements or understandings be established with any other financial institution concerning such charges.  First Bancshares is individually responsible for its policies and operating procedures.

It is important that no comments be made or actions taken by directors, officers or employees that could be misinterpreted as an agreement to cooperate with competitors in following a common course of action as to rates of interest paid, the terms on which loans are made, hours or the price or services offered to customers.  Situations where discussions with competitors are permissible are strictly limited to circumstances where action by a banking group is warranted, such as an extension of a term loan by a group of banks or a potential bad loan situation where cooperation among lenders is necessary to assist the borrower in working out financial problems.

Undesirable Business

Directors, officers and employees may not discriminate in the acceptance of business brought to us by reputable persons.  However, it should also be kept in mind that accounts or loans requested from known controversial or unsavory persons or firms should generally be declined.  Such relationships could lead to loss and embarrassment for First Bancshares and should be very carefully considered.

Personal Reputation

Loyalty, fidelity and good morals are assumed qualities of those who represent First Bancshares but, nevertheless, need to be emphasized.  It is imperative that each individual display conduct at all times so as to reflect credit on First Bancshares and its directors, officers and employees.  A reputation for good morals, ethics and integrity is within the reach of all, and officers and employees must remain above reproach throughout their business career.

Community and Political Activity

As an institution, First Bancshares cannot and should not engage in politics.  Directors, officers and employees, however, are encouraged to stay well informed on local, state and national affairs and to meet their responsibility to vote in all elections.

Directors, officers and employees should ensure that their participation in political activities in no way reflects unfavorably on First Bancshares.  Community and political activities by directors, officers and employees are encouraged, provided that participation:

•

is accomplished in a legal manner;

•

does not interfere with work performance for First Bancshares;

•

is not deemed to be divisive in the community; and

•

occurs in such a manner which clearly indicates that the director, officer or employee does not speak for First Bancshares.

Before running for an elected political office or accepting an appointment to a federal, state or local government office, the director, officer or employee must discuss the position with First Bancshares's Chief Executive Officer.

Federal law prohibits First Bancshares from making political contributions to parties or candidates.  Loans to political parties or candidates are also generally prohibited.  The use of any corporate funds, supplies, special services, equipment or labor for political purposes must be avoided as such use is illegal.  Additionally, no reimbursement will be made to any individual for political contributions or for the cost of attendance at any political function.  Fund-raising efforts for any purpose should be avoided if there is any possibility of an adverse effect on the reputation of First Bancshares.

Illegal Activity

Directors, officers and employees are expected to abide by all local, state and federal laws, regulations and guidelines.  Officers or employees engaged in activities found to be in conflict with and against these laws, regulations or guidelines will be subject to termination of employment.  Examples of illegal activity include, but are not limited to:

•

embezzlement;

•

unauthorized sale of information;

•

frauds such as forgery, counterfeiting and check kiting;

•

unauthorized use of funds, revenues and fees;

•

abuse of expense, asset and liability accounts; and

•

sexual harassment or discrimination.

In addition, any director, officer or employee who is charged with, or is entering into a pretrial diversion or similar program for, any crime involving breach of trust, dishonesty, money laundering, a drug-related offense, a crime of violence or a felony must immediately notify senior management.

Competition

The competition between First Bancshares and other financial institutions must always be positive.  The best possible service and personal interest in our customers are much more effective than the criticism of a competitor.  Such criticism is not in keeping with the character of First Bancshares and should have no place in the conversation of directors, officers and employees.

Special Ethical Obligations of the Chief Executive Officer and Senior Financial Officers

This section of the Code sets forth certain standards for the guidance of the Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer, Controller of persons performing similar functions ("Senior Financial Officers").

Honest and Ethical Conduct

Each Senior Financial Officer must act honestly and ethically.  Senior Financial Officers should also promote honest and ethical behavior within First Bancshares.

Acting honestly and ethically includes the duty to avoid actual or apparent conflicts of interest, as well as situations which could result in an actual or apparent conflict of interest.  A conflict of interest may arise when personal or financial interest is adverse to, or appears adverse to, the interests of First Bancshares.  Each Senior Financial Officer should report to the Audit Committee of the Board of Directors any material transaction or relationship that reasonably could be expected to result in a conflict of interest.

In addition to the duty to avoid conflicts of interest, Senior Financial Officers must treat confidential information properly.  All information obtained by virtue of employment with First Bancshares should be held in strictest confidence.  Confidential information must not be disclosed to anyone except as required for business transactions or as required by law.  When confidential information is disclosed, it must be done in a manner that does not risk violating confidentiality.

Preparation of Public Documents

Each Senior Financial Officer must ensure that all public documents and documents filed with the Securities and Exchange Commission which he or she is involved in preparing or reviewing contain full, fair, accurate, timely and understandable disclosure.  In order to ensure this, the Senior Financial Officers must maintain the skills relevant to First Bancshares's needs.  The Senior Financial Officers are also responsible for establishing and maintaining appropriate disclosure controls and procedures and internal controls.

Compliance with Laws, Rules and Regulations

Each Senior Financial Officer must comply with all local, state and federal laws, rules and regulations.  Any Senior Financial Officer engaged in activities found to be in conflict with and against these laws, rules and regulations will be subject to termination of employment.  The Senior Financial Officers should also cause other officers and employees to comply with all local, state and federal laws, rules and regulations.

Administration of the Code

Any violation or suspected violation of this Code of Ethics must be promptly reported to the Audit Committee of the Board of Directors.  Violators of the Code may be subject to disciplinary action, up to and including termination of employment.  Questions regarding the Code and requests for a waiver from the Code should be brought to the Audit Committee.  The Audit Committee will administer the Code and will make periodic reports to the Board of Directors, as necessary.

This Code of Ethics shall be publicly available.  Changes to, and waivers from, the section of the Code specifically applicable to Senior Financial Officers shall also be disclosed to the public as required by law or stock exchange regulations.  Waivers of the Code of directors or executive officers must be approved by the Board of Directors, and disclosed in a Current Report on Form 8-K.

Date Approved:  August 25, 2004

Exhibit 31.1

Certification of Chief Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

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

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.

4.

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: October 13, 2005

/s/ Stephen H. Romines

Stephen H. Romines

Interim President and Chief Executive Officer

Exhibit 31.2

Certification of Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

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

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report.

4.

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer , including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

Disclosed in this report any change in the small business issuer ’s internal control over financial reporting that occurred during the small business issuer’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: October 13, 2005

/s/ Susan J. Uchtman

Susan J. Uchtman

Chief Financial Officer

                            Exhibit 13

Annual Report to Stockholders

(see separate file)

Exhibit 21

Subsidiaries of the Registrant

Exhibit 21

Subsidiaries of the Registrant

Parent

First Bancshares, Inc.

Percentage

Jurisdiction or

Subsidiaries (a)

of Ownership

State of Incorporation

First Home Savings Bank

100%

Missouri

SCMG, Inc.

100%

Missouri

(formerly South Central Missouri Title, Inc.)

Fybar Service Corporation (b)

100%

Missouri

First Home Investments, Inc. (b)

100%

Missouri

(a)     The operation of the Company's wholly owned subsidiaries are included in the Company's Consolidated Financial Statements contained in the Annual Report attached hereto as Exhibit 13.

(b)

    Wholly owned subsidiary of First Home Savings Bank.

Exhibit 23

Consent of Auditors

Kirkpatrick, Phillips & Miller,

   Certified Public Accountants, P.C.

2003 East Sunshine

Springfield, Missouri  65804

CONSENT OF INDEPENDENT AUDITORS

We have issued our report dated August 16, 2005 accompanying the Consolidated Financial Statement incorporated by reference in the Annual Report of First Bancshares, Inc. on Form 10-KSB for the year ending June 30, 2005.  We hereby consent to the incorporation by reference of said reports in the Registration Statement of First Bancshares, Inc. on Form S-8 (File No. 33-87234, effective December 9, 1994).

                                /s/Kirkpatrick, Phillips & Miller

                          KIRKPATRICK, PHILLIPS & MILLER, CPAs , P.C.

Springfield, Missouri

October 12, 2005

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

Date: October 13, 2005

/s/ Stephen H. Romines

Stephen H. Romines

Interim President and Chief Executive Officer

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

Date: October 13, 2005

/s/ Susan J. Uchtman

Susan J. Uchtman

Chief Financial Officer