Form 10KSB/A
period 2005-06-30
FIRST BANCSHARES INC /MO/
filed 2005-11-01
CIK 912967

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2005. (Parts I and II)

2.  Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders. (Part III)

Transitional Small Business Disclosure Format (check one)

Yes    No  X

EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A amends our previously filed Annual Report on Form 10-KSB for the year ended June 30, 2005.  All references in this amendment to this “Annual Report on Form 10-KSB” or the “Annual Report on Form 10-KSB for the year ended June 30, 2005” shall refer to this amendment. Readers should note that the only change made in this amendment was to include the auditors’ report in the Exhibit 13, the 2005 Annual Report to Stockholders, which was inadvertently omitted. All other information contained in the original filing remains unchanged.

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

14.    Code of Ethics****

21.    Subsidiaries of the Registrant****

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

****   Incorporated by reference to the Company’s Form 10-KSB for the year ended June 30, 2005)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANCSHARES, INC.

Date: November 1, 2005

By:

/s/ Stephen H. Romines

Stephen H. Romines

Interim President and Chief

Executive Officer

 (Duly Authorized Officer)

Exhibit 13

2005 Annual Report to Stockholders

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

October 28, 2005

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

Date: November 1, 2005

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

Date: November 1, 2005

/s/ Susan J. Uchtman

Susan J. Uchtman

Chief Financial Officer

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

Date: November 1, 2005

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

Date: November 1, 2005

/s/ Susan J. Uchtman

Susan J. Uchtman

  Chief Financial Officer