Form 10QSB
period 2005-09-30
FIRST BANCSHARES INC /MO/
filed 2005-11-15
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-QSB

_________________________________

(Mark One)

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2005

or

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

Yes X             No

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes____        No X

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

1,554,010 shares outstanding on November 10, 2005

Transitional Small Business Disclosure Format (check one): Yes              No   X

FIRST BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-QSB

September 30, 2005

INDEX	PAGE
PART I-FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)	1
CONSOLIDATED STATEMENTS OF INCOME (unaudited)	2
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)	3-4
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)	5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	6-10
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	11-15

ITEM 3 – CONTROLS AND PROCEDURES	16
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	17
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	17
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17
ITEM 5. OTHER INFORMATION	17
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	17
SIGNATURES
EXHIBITS 31.1. AND 31.2 CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT 32. CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	September 30,	June 30,
	2005	2005
	(In thousands)
ASSETS
Cash and cash equivalents, including interest-bearing accounts of $17,392 at September 30 and $17,475 at June 30	$22,271	$20,617
Certificates of deposit	2,995	2,975
Investment securities available-for-sale, at fair value	10,840	10,974
Investment securities held-to-maturity (estimated fair value $21,018 at September 30 and $21,247 at June 30)	21,207	21,337
Investment in Federal Home Loan Bank stock, at cost	1,900	1,904

Mortgage-backed certificates available-for-sale, at fair value	7,224	7,972
Mortgage-backed certificates held-to-maturity (estimated fair value $2,374 at September 30 and $2,769 at June 30)	2,469	2,820
Loans receivable held-for-investment, net (includes reserves for loan losses of $2,034 at September 30 and $2,851 at June 30)	152,475	158,143
Accrued interest receivable	1,399	1,336
Prepaid expenses	318	292
Property and equipment, less accumulated depreciation and valuation reserves	8,314	8,336
Intangible assets, less accumulated amortization	396	413
Real estate owned	415	340
Income taxes recoverable	371	20
Deferred tax asset, net	591	719
Bank-owned life insurance – cash surrender value	5,547	5,488
Other assets	315	321
Total assets	$239,047	$244,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits	$182,386	$187,143
Advances from Federal Home Loan Bank	28,387	28,394
Borrowings	725	680
Accrued expenses and accounts payable	941	973
Total liabilities	212,439	217,190
Commitments and contingencies	-	-
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value; 8,000,000 shares authorized, 2,895,036 and 2,893,036 issued at September 30 and June 30, respectively, 1,554,010 and 1,552,010 outstanding at September 30 and June 30, respectively	29	29
Paid-in capital	17,852	17,829
Retained earnings - substantially restricted	28,021	28,124
Treasury stock - at cost; 1,341,026 shares at September 30 and June 30, respectively	(19,059)	(19,059)
Accumulated other comprehensive income	(235)	(106)
Total stockholders' equity	26,608	26,817
Total liabilities and stockholders' equity	$239,047	$244,007

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -- - - - -

	(Unaudited)
	Quarter Ended September 30,
	2005	2004
	(In thousands)
Interest Income:
Loans receivable	$2,760	$2,893
Investment securities	309	309
Mortgage-backed and related securities	92	53
Other interest-earning assets	110	76
Total interest income	3,271	3,331

Interest Expense:
Customer deposits	924	901
Borrowed funds	406	416
Total interest expense	1,330	1,317

Net interest income	1,941	2,014

Provision for loan losses	793	2
Net interest income after provision for loan losses	1,148	2,012

Noninterest Income:
Service charges and other fee income	483	474
Gain/(loss) on sale of property and equipment and real estate owned	(52)	(10)
Gain on sale of investments	-	(4)
Income from real estate operations	12	11

Insurance commissions	1	18
Income from bank-owned life insurance	58	865
Other	9	14
Total noninterest income	511	1,368

Noninterest Expense:
Compensation and employee benefits	1,018	916
Occupancy and equipment	297	293
Deposit account processing	60	61
Professional Fees	74	53
Deposit insurance premiums	6	8
Other	383	390
Total noninterest expense	1,838	1,721

Income (loss) before taxes	(179)	1,659

Income Tax Expense (Benefit)	(137)	284

Net income (loss)	$(42)	$1,375

Basic earnings (loss) per share	$(0.03)	$0.85
Diluted earnings (loss) per share	(0.03)	0.84
Dividends per share	0.04	0.04

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	Quarter Ended September 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(42)	$1,375

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	174	168
Amortization of intangible assets	17	17
Premium amortization	16	5
Increase in cash surrender value	(58)	(65)
Income from bank-owned life insurance	-	(800)
Loss on sale of investments	-	4
Loss on sale of real estate owned	29	12
Loss/(gain) on sale of property and equipment	24	(2)
Loss on loans, net of recoveries	793	2
Net change in operating accounts:
Accrued interest receivable and other assets	(85)	(159)
Deferred loan costs	9	7
Income taxes payable – current	(397)	268
Deferred income taxes	258	18
Accrued expenses	(34)	(86)
Net cash from operating activities	704	764

Cash flows from investing activities:
Proceeds from maturities of investment securities available-for-sale	-	498
Purchase of investment securities held-to-maturity	-	(205)
Proceeds from maturities of investment securities held-to-maturity	130	2,132
Proceeds from redemption of FHLB stock	4	-
Net change in certificates of deposits purchased	(20)	693
Net change in loans receivable	4,718	1,245
Proceeds from maturities of mortgage-backed securities available-for-sale	664	307
Proceeds from sales of mortgage-backed securities available-for-sale	-	125
Proceeds from maturities of mortgage-backed securities held-to-maturity	347	571
Purchases of property and equipment	(176)	(411)
Proceeds from sale of property and equipment	-	26
Proceeds from principal payments on notes receivable	1	18
Proceeds from sale of real estate owned	45	96

Net cash from investing activities	5,713	5,095

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	Quarter Ended September 30,
	2005	2004
	(In thousands)
Cash flows from financing activities:
Net change in demand deposits, savings accounts, and certificates of deposit	$(4,755)	$(4,413)
Proceeds from borrowed funds	100	250
Payments on borrowed funds	(61)	(472)
Proceeds from sale of common stock	15	-
Purchase of treasury stock	-	(277)
Cash dividends paid	(62)	(64)
Net cash from (used in) financing activities	(4,763)	(4,976)

Net increase in cash and cash equivalents	1,654	883

Cash and cash equivalents – beginning of period	20,617	32,771
Cash and cash equivalents - end of period	$22,271	$33,654

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	Quarter Ended September 30,
	2005	2004
	(In thousands)

Net income/(loss)	$(42)	$1,375

Unrealized gains/(losses) on securities:

Gains/(losses) arising during period, net of tax	(129)	71

Reclassification adjustment, net of tax	-	3

Other comprehensive income/(loss)	(129)	74

Comprehensive income/(loss)	$(171)	$1,449

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - Basis of Presentation

The consolidated interim financial statements as of September 30, 2005 included in this report have been prepared by First Bancshares, Inc. (Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the September 30, 2005 interim financial statements. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year. The June 30, 2005 Consolidated Statements of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

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

		Dilutive
	Weighted Average Number	Shares
	of Common Shares	Issuable
Quarter ended September 30, 2005	1,553,401	-
Quarter ended September 30, 2004	1,624,936	3,258

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE C – Employee Benefit Plans

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock Based Compensation.”  SFAS No. 123(R), “Share Based Payment”, supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments.  SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  The Company currently accounts for its stock-based compensation using the intrinsic method as defined in APB Opinion No. 25 and accordingly, has not recognized any expense for its stock option plans in its consolidated financial statements.  SFAS No. 123(R) is effective for interim or annual periods beginning after December 15, 2005.

The Company’s 2004 Stock Option and Incentive Plan has authorized the grant of options to certain officers, employees and directors for up to 100,000 shares of the Company’s common stock.  All options granted have 10 year terms and vest and become exercisable ratably over five years following the date of grant.  This was approved by shareholders in October 2004.

The Company’s 1993 Stock Option and Incentive Plan authorized the grant of options to certain officers, employees and directors for up to 304,174 shares of the Company’s common stock.  All options granted had 10 year terms and vest and became exercisable ratably over five years following date of grant.  This plan expired on December 23, 2003.

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

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A summary of the Company’s stock option activity, and related information follows:

Three Months Ended

      Three Months Ended

September 30, 2005

September 30, 2004

Weighted

Weighted

AverageAverage

Exercise

Exercise

Options

Price

Options

Price

Outstanding –

  beginning of period

2,000

$

7.75

6,000

$

9.17

Granted

-

                -

               -

-

Exercised

(2,000)

7.75

-

-

Forfeited

-

-

-

-

Outstanding –

  end of period

-

-

6,000

9.17

Exercisable at end

  of period

-

-

4,000

8.81

There were no stock options outstanding at September 30, 2005.

NOTE D - Treasury Stock

The Company has completed ten separate stock repurchase programs between March 9, 1994 and May 28, 2004. During those ten programs, a total of 1,247,676 shares of stock were acquired at a combined cost of $17.2 million. On May 28, 2004, an eleventh repurchase program of 164,336 shares was initiated. As of November 10, 2005, 92,223 shares had been repurchased at a cost of $1,911,000 with an average cost of $20.72. Treasury stock is shown at cost for financial statement presentation.  The following table summarizes the stock repurchase program information for the three months ended September 30, 2005:

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
July1 –July 31, 2005	-	$-	-	72,113
August 1- August 31, 2005	-	$-	-	72,113
September 1, September 30, 2005	-	$-	-	72,113
Total	-	$-	-	72,113

NOTE E - Accounting Changes

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock Based Compensation.”  SFAS No. 123(R), “Share Based Payment”, supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments.  SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  The Company currently accounts for its stock-based compensation using the intrinsic method as defined in APB Opinion No. 25 and accordingly, has not recognized any expense for its stock option plans in its consolidated financial statements.  SFAS No. 123(R) is effective for interim or annual periods beginning after December 15, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance the pronouncement does not include specific transition provisions and error correction.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so.  SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate.  When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner.  SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality.  SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller.  Interest income should be recognized based on the effective yield from the cash flows expected to be collected.  To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received.  However, if more cash flows were subsequently expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis.  SOP 03-3 was adopted by the Company on July 1, 2005.  The adoption of this statement did not have a material impact on the Corporation’s financial position, results of operations, or cash flows.

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FASB Staff Position (FSP) Emerging Issues Task Force  (EITF) 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1”, as final. The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.  FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005.

NOTE F - Income from Bank Owned Life Insurance

First Home Savings Bank (First Home or Savings Bank)  recorded income of approximately $800,000 for bank-owned life insurance proceeds during the quarter ended September 30, 2004.  The proceeds are the result of the death of an insured covered under polices purchased in June 2003.  There will be no tax effect on the income as life insurance proceeds are not taxable according to current regulations.

Note G - Sale of Subsidiary

On June 22, 2004, an agreement was entered into to sell the property and equipment of South Central Missouri Title Company, Inc (South Central)  for $252,000.  In addition, South Central entered into a covenant not to compete agreement with the purchaser.  Expense related to the sale totaled $61,512.  As of the date of the sale, the assets sold had a net book value of $100,166.  The majority of the sales price is in the form of a promissory note to South Central with a five year maturity.  The transaction closed on July 16, 2004.  As a result of this sale, the subsidiary will no longer offer sales of title insurance or real estate closing services.  South Central accounted for this sale on the installment method because the initial investment by the buyer was not substantial enough to warrant full recognition of the gain.  However, the recovery of the cost of the property is reasonably assured in the case the buyer defaults.  The following schedule summarizes certain information for the transaction:

Revenue	$252,000
Cost of Sale	161,678
Deferred Gain	90,322
Deferred gain recognized from payments received	8,376
Deferred Gain at September 30, 2005	$81,946

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 2005, as well as certain material changes in results of operations during the three month periods ended September 30, 2005 and 2004.

The following narrative is written with the presumption that the users have read or have access to the Company’s 2005 Form 10-KSB, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2005, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

This report contains certain “forward-looking statements.” The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all of such forward-looking statements. These forward-looking statements, which are included in Management’s Discussion and Analysis, describe future plans or strategies and include the Company’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements. The Company’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, changes in demand for loans and other services, competition from other institutions, the credit and other risks posed by the Company’s loan portfolio and loan loss experience, the general economic climate in the Company’s market area and the country as a whole, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Comparison of the Three Months ended September 30, 2005 to the Three Months Ended September 30, 2004

Financial Condition. Total assets decreased $5.0 million during the quarter to $239.0 million at September 30, 2005. A $5.7 million decrease in net loans and a $1.1 decrease in mortgage-backed securities was offset by a $1.7 million increase in cash and cash equivalents. Customer deposits decreased $4.8 million primarily in money market and checking accounts. Stockholders’ equity decreased $209,000 through a net loss from the quarter, payment of dividends and the change in accumulated other comprehensive loss caused by decline in market value of available-for-sale securities.

Nonperforming assets of $4.6 million, or 1.91% of total assets at September 30, 2005 decreased from $5.8 million, or 2.39% of total assets, at June 30, 2005.  The decrease was largely the result of $1.6 million in charge-offs during the quarter.

Net Income. Net loss was $42,000 for the quarter ended September 30, 2005 compared to net income of $1.4 million for the quarter ended September 30, 2004.  Net interest income after provision for loan losses decreased $864,000.  The decrease was primarily attributable to an increase in the provision for loan losses. During the quarter ended September 30, 2005, noninterest income decreased $857,000 to $511,000, primarily due to the life insurance proceeds recorded during the quarter ended September 30, 2004. Noninterest expense increased $117,000 to $1.8 million and income tax expense decreased $421,000.

Net Interest Income. Net interest income decreased $73,000, or 3.7%, from at $2.0 million for the quarter ended September 30, 2004 to $1.9 million for the quarter ended September 30, 2005.  Interest income decreased $60,000 combined with a $13,000 increase in interest expense.

Interest Income. Interest income decreased $60,000, or 1.80%, to $3.3 million for the quarter ended September 30, 2005. Interest income from loans receivable decreased $133,000 from $2.9 million for the quarter ended September 30, 2004 to $2.8 million for the quarter ended September 30, 2005.  The decrease was attributable to a $9.6 million decrease in average loans outstanding offset slightly by an increase in the average yield from 6.94% for the quarter ended September 30, 2004 to 7.02% for the quarter ended September 30, 2005.  The decrease in average loans was the result of a continuing trend of loan payments and payoffs exceeding loan originations.  The decline in long-term rates has caused some of the Savings Bank’s customers to seek long-term fixed rate products that First Home does not offer.

Interest income from investment securities remained constant at $309,000 for the quarters ended September 30, 2005 and 2004.  A higher rate was entirely offset by a lower average balance held in investment securities.  Income from mortgage-backed securities increased $39,000 to $92,000, which was attributable to a higher balance maintained in those securities. Income from other interest-earning assets increased $34,000 from $76,000 for the quarter ended September 30, 2004 to $110,000 for the quarter ended September 30, 2005.  The average rate earned increased from 1.03% for the quarter ended September 30, 2004 to 2.72% for the quarter ended September 30, 2005.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Interest Expense. Interest expense increased $13,000, or 1.0%, to remain basically constant at $1.3 million for the quarters ended September 30, 2005 and 2004.  Interest expense on customer deposits increased $23,000 to $924,000.  The average rate paid on those deposits increased from 1.83% for the quarter ended September 30, 2004 to 2.12% for the quarter ended September 30, 2005 offset by a decrease in the average balance outstanding of $22.8 million. A decrease in the average outstanding balance of Federal Home Loan Bank (FHLB) advances created a $10,000 decrease in interest expense.

Provision for Loan Losses. Loan loss provisions increased $791,000, from $2,000 for the quarter ended September 30, 2004 to $793,000 for the quarter ended September 30, 2005.  The provision was the result of preliminary comments from a third party review of the Savings Bank’s major loan credits and stricter internal standards in identifying and analyzing classified assets. Actual loan losses, net of recoveries, were $1.6 million for the quarter ended September 30, 2005 compared to $26,000 for the quarter ended September 30, 2004.

Noninterest Income. Noninterest income decreased $857,000, from $1.4 million for the quarter ended September 30, 2004 to $511,000 for the quarter ended September 30, 2005.  The primary contributor to the decrease was $806,000 in income during the quarter ended September 30, 2004 from bank-owned life insurance proceeds from the death of an insured covered under policies purchased in June 2003.  Service charges and other fee income from transaction accounts increased $9,000 to $483,000. During the quarter ended September 30, 2005, there were net losses totaling $52,000 on the sale or write-down of property and equipment and foreclosed real estate compared to $10,000 net losses on the sale of property and equipment and foreclosed real estate during the comparable quarter in 2004.

Contributing to the decrease in noninterest income during the quarter ended September 30, 2005 was a decrease in insurance commissions of $17,000 due to the sale of the assets of the title company during the previous year.  Income from loan fees included in other noninterest income decreased $5,000 due to lower fee income as a correspondent on behalf of a fixed rate real estate mortgage company and lower late payment fee collections.

The quarter ended September 30, 2004 included a $4,000 loss on the sale of mortgage-backed securities.  There were no sales of investments during the quarter ended September 30, 2005.

Noninterest Expense. Noninterest expense was $1.8 million for the quarter ended September 30, 2005, an increase of $117,000, or 6.76%, from $1.7 million for the quarter ended September 30, 2004.  Employee compensation and benefits increased $102,000 to $1.0 million as a result of increased group health insurance premiums and self insurance costs, defined benefit plan funding, and annual salary increases.  Professional fees increased $21,000 relating to legal fees for assistance with additional regulatory disclosures and filings and increased external audit costs.  Occupancy and equipment expense increased $4,000 to $297,000 primarily as a result of increased depreciation expense due to enhancements to computer software.

Deposit insurance premiums decreased $2,000 for the quarter ended September 30, 2005 due to a lower customer deposit base. Customer deposit account processing fees also decreased $1,000 during the quarter ended September 30, 2005 attributable to fewer items processed.

During the quarter ended September 30, 2005, other noninterest expenses decreased $7,000 to $383,000.  The decrease is primarily the result of decreases in office supplies and printing costs of $15,000 and advertising expense of $12,000 offset by a $22,000 increase in consulting fees.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Net Interest Margin. Net interest margin increased from 3.31% for the three months ended September 30, 2004 to 3.51% for the three months ended September 30, 2005. Income from earning assets decreased $60,000, or 1.80%, between the two quarters while interest expense increased $13,000, or 1.00%. The average earning asset base decreased $21.7 million, or 8.98%, which was offset by a $23.3 million, or 10.32%, decrease in the average interest-bearing liability base.

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

First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from a FHLB line of credit can be drawn as an alternative source of funds. During the period presented, First Home used its sources of funds primarily to fund loan commitments, and pay maturing savings certificates and deposit withdrawals. At September 30, 2005, First Home had approved loan commitments totaling $2.0 million and undisbursed loans in process of $1.8 million.

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

Normal daily operating expenses are expected to remain constant. Noninterest expense as a percentage of average assets at 3.0% is also expected to remain constant. Interest expense is expected to increase as rates paid on customer deposits are increased in relation to the current rate environment.  The deposit base is expected to increase as First Home attempts to regain customer deposits through competitive rates.  The balance in outstanding loans is expected to decrease slightly.  Rates earned on new and existing adjustable-rate single-family home loans are expected to decrease slightly.

At September 30, 2005, certificates of deposit amounted to $90.2 million, or 49% of First Home's total deposits, including $21.9 million of fixed rate certificates scheduled to mature within 12 months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and FHLB advances and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

The Office of Thrift Supervision requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank's capital ratios and the ratios required by FIRREA and subsequent regulations at September 30, 2005.

	(Unaudited)
		Percent of Adjusted
	Amount	Total Assets
	(Dollars in thousands)

Tangible capital	$23,706	10.0%
Tangible capital requirement	3,535	1.5
Excess	$20,171	8.5%

Core capital	$23,706	10.0%
Core capital requirement	9,427	4.0
Excess	$14,279	6.0%

Risk-based capital	$25,544	17.1%
Risk-based capital requirement	11,930	8.0
Excess	$ 13,614	9.1%

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

(b)

Changes in Internal Controls:  In the quarter ended September 30, 2005, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material non-financial information concerning the Company's business.  While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Neither the Registrant nor the Savings Bank is a party to any other material legal proceedings at this time. From time to time the Savings Bank is involved in various claims and legal actions arising in the ordinary course of business.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

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

10.3

First Bancshares, Inc. 1993 Stock Option Plan**

10.4

First Home Savings Bank Management Recognition and Development Plan**

10.5

Employment Agreement with Charles W. Schumacher (incorporated by reference to the Form 10-KSB filing for the fiscal year ended June 30, 2001) An updated

Employment Agreement with Mr. Schumacher was entered into in November 2004 and terminated in June 2005

10.6

First Bancshares, Inc. 2004 Stock Option Plan***

10.7

Severance Agreement with Charles W. Schumacher (incorporated by reference to the Form 8-K filing on November 4, 2005

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

**

Incorporated by reference to the Company’s 1994 Annual Meeting Proxy Statement dated September 14, 1994.

***

Incorporated by reference to the Company’s 2004 Annual Meeting Proxy Statement dated September 15, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act  the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Bancshares, Inc.

Date: November 14, 2005

By: /s/ Stephen H. Romines

Stephen H. Romines

Interim President and Chief Executive Officer

By: /s/ Susan J. Uchtman

Susan J. Uchtman

Chief Financial Officer

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

Date:	November 14, 2005	/s/ Stephen H. Romines
Stephen H. Romines
Interim President and Chief Executive Officer

1

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

Date:	November 14, 2005	/s/ Susan J. Uchtman
Susan J. Uchtman
Chief Financial Officer

2

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

OF FIRST BANCSHARES, INC.

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with this Quarterly Report on Form 10-QSB, that:

?

The report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

?

The information contained in the report fairly presents, in all material respects, the company’s financial condition and results of operations.

Date: November 14, 2005	/s/ Stephen H. Romines
Stephen H. Romines
Interim Chief Executive Officer

/s/ Susan J. Uchtman
Date: November 14, 2005	Susan J. Uchtman
Chief Financial Officer

3