Form 10QSB
period 2005-12-31
FIRST BANCSHARES INC /MO/
filed 2006-02-15
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-QSB

_________________________________

(Mark One)

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 2005

or

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

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X             No

Indicated by check mark whether the registrant is a shell company (defined in Rule 12b- 2 of the Exchange Act)

Yes                No   X

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

1,552,610 shares outstanding on February 10, 2006

Transitional Small Business Disclosure Format (Check one): Yes              No   X

FIRST BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-QSB

December 31, 2005

INDEX	PAGE
PART I-FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)	1
CONSOLIDATED STATEMENTS OF INCOME (unaudited)	2
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)	3-4
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)	5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	6-10
ITEM 2 - MANAGEMENT S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	11-15
ITEM 3 – CONTROLS AND PROCEDURES	16
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	17
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	17
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	17
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17
ITEM 5. OTHER INFORMATION	17
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	17
SIGNATURES
EXHIBITS 31.1 and 31.2. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT 32. CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	December 31,	June 30,
	2005	2005
	(In thousands)
ASSETS
Cash and cash equivalents, including interest-bearing accounts of $25,378 at December 31 and $17,475 at June 30	$30,245	$20,617
Certificates of deposit	2,013	2,975
Investment securities available-for-sale, at fair value	10,817	10,974
Investment securities held-to-maturity (estimated fair value $19,402 at December 31 and $21,247 at June 30)	19,583	21,337
Investment in Federal Home Loan Bank stock, at cost	1,880	1,904
Mortgage-backed certificates available-for-sale, at fair value	8,494	7,972

Mortgage-backed certificates held-to-maturity (estimated fair value $2,142 at December 31 and $2,769 at June 30)	2,237	2,820
Loans receivable held-for-investment, net (includes reserves for loan losses of $2,018 at December 31 and $2,851 at June 30)	146,830	158,143
Accrued interest receivable	1,163	1,336
Prepaid expenses	150	292
Property and equipment, less accumulated depreciation and valuation reserves	8,282	8,336
Intangible assets, less accumulated amortization	379	413
Real estate owned	290	340
Income taxes recoverable	319	20
Deferred tax asset, net	564	719
Bank-owned life insurance – cash surrender value	5,607	5,488
Other assets	315	321
Total assets	$239,168	$244,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits	$183,416	$187,143
Advances from Federal Home Loan Bank	28,000	28,394
Borrowings	-	680
Accrued expenses and accounts payable	1,094	973
Total liabilities	212,510	217,190
Commitments and contingencies	-	-
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value; 8,000,000 shares authorized, 2,895,036 and 2,893,036 issued at December 31 and June 30, respectively, 1,552,610 and 1,552,010 outstanding at December 31 and June 30, respectively	29	29
Paid-in capital	17,852	17,829
Retained earnings - substantially restricted	28,118	28,124
Treasury stock - at cost; 1,342,426 and 1,341,026 shares at December 31 and June 30, respectively	(19,083)	(19,059)
Accumulated other comprehensive income	(258)	(106)
Total stockholders' equity	26,658	26,817
Total liabilities and stockholders' equity	$239,168	$244,007

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -- - - - -

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(Dollars in thousands)
Interest Income:
Loans receivable	$2,625	$2,877	$5,386	$5,771
Investment securities	315	292	624	601
Mortgage-backed and related securities	98	58	189	112
Other interest-earning assets	182	111	292	186
Total interest income	3,220	3,338	6,491	6,670

Interest Expense:
Customer deposits	1,100	863	2,023	1,764
Borrowed funds	408	411	815	827
Total interest expense	1,508	1,274	2,838	2,591
Net interest income	1,712	2,064	3,653	4,079

Provision for loan losses	44	52	837	54
Net interest income after
provisions for losses	1,668	2,012	2,816	4,025

Noninterest Income:
Service charges and other fee income	482	458	965	932
Income from real estate and other operations	12	13	24	24
Insurance commissions	1	2	2	20
Loss on investments	-	-	-	(4)
Gain (loss) on sale of property and equipment and real estate owned	22	-	(30)	(10)
Income from bank-owned life insurance	60	63	118	928
Other	21	10	30	24
Total noninterest income	598	546	1,109	1,914

Noninterest Expense:
Compensation and employee benefits	1,027	1,002	2,045	1,918
Occupancy and equipment	254	292	550	585
Deposit account processing	57	60	117	121
Advertising	29	18	58	59
Deposit insurance premiums	6	7	13	15
Professional fees	105	64	179	117
Other	537	317	891	667
Total noninterest expense	2,015	1,760	3,853	3,482

Income before taxes	251	798	72	2,457
Income taxes (benefit)	91	257	(46)	541

Net income	$160	$541	$118	$1,916

Earnings per share – basic	.10	.34	.08	1.18
Earnings per share – diluted	.10	.33	.08	1.18
Dividends per share	.04	.04	.08	.08

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	Six Months Ended December 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$118	$1,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	321	346
Amortization of intangible assets	34	34
Premium amortization	30	16
Increase in cash surrender value	(118)	(128)

Loss on sale of investments	-	4
Loss on sale of real estate owned	7	25
(Gain)/loss on sale of property and equipment	24	(15)
Loss on loans, net of recoveries	836	54
Net change in operating accounts:
Accrued interest receivable and other assets	316	(283)
Deferred loan costs	13	15
Income taxes recoverable – current	(299)	321
Deferred income taxes	245	19
Accrued expenses	122	(130)
Net cash from operating activities	1,649	2,194

Cash flows from investing activities:
Purchase of investment securities available-for-sale	-	(1,750)
Purchase of investment securities held-to-maturity	(2,000)	(1,140)
Redemption of Federal Home Loan Bank stock	24	-
Proceeds from sale of investment securities available-for-sale	-	150
Proceeds from maturities of investment securities available-for-sale	5	748
Proceeds from maturities of investment securities held-to-maturity	3,755	5,427
Net change in certificates of deposits purchased	962	1,517
Net change in loans receivable	10,278	1,930
Purchase of mortgage-backed securities available-for-sale	(2,010)	(3,783)
Proceeds from maturities of mortgage-backed securities available-for-sale	1,380	525
Proceeds from sales of mortgage-backed securities available-for-sale	-	125
Proceeds from maturities of mortgage-backed securities held-to-maturity	577	881
Purchases of property and equipment	(291)	(450)
Proceeds from sale of property and equipment	-	66
Proceeds from repayment of cash surrender value	-	496
Proceeds from principal payments on notes receivable	2	18
Proceeds from sale of real estate owned	230	325

Net cash from investing activities	12,912	5,085

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	Six Months Ended December 31,
	2005	2004
	(In thousands)
Cash flows from financing activities:
Net change in demand deposits, savings accounts, and certificates of deposit	$(3,726)	$(5,750)
Proceeds from borrowed funds	100	250
Payments on borrowed funds	(1,174)	(1,056)
Proceeds from sale of common stock	15	-
Purchase of treasury stock	(24)	(532)
Cash dividends paid	(124)	(129)
Net cash used in financing activities	(4,933)	(7,217)

Net increase in cash and cash equivalents	9,628	62

Cash and cash equivalents – beginning of period	20,617	32,771
Cash and cash equivalents - end of period	$30,245	$32,833

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(In thousands)

Net income	$ 160	$ 541	$ 118	$ 1,916

Unrealized gains/(losses) on securities
Gains/(losses) arising during period, net of tax	(23)	(23)	(152)	48
Reclassification adjustment, net of tax	-	-	-	3

Other comprehensive income/(loss)	(23)	(23)	(152)	51

Comprehensive income	$ 137	$518	$(34)	$ 1,967

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - Basis of Presentation

The consolidated interim financial statements as of December 31, 2005 included in this report have been prepared by First Bancshares, Inc. (Company) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the December 31, 2005 interim financial statements. The results of operations for the periods ended December 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year. The June 30, 2005 Consolidated Statements of Financial Condition presented with the interim financial statements was audited and received an unqualified opinion.

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

		Dilutive
Weighted Average Number		Shares
of Common Shares		Issuable
Three months ended December 31, 2005	1,553,437	-
Three months ended December 31, 2004	1,612,435	3,257

Six Months ended December 31, 2005	1,553,419	-
Six Months ended December 31, 2004	1,618,685	3,257

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE C – Employee Benefit Plans

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123, “Accounting for Stock Based Compensation.” Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payment”, supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments.  SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is effective for interim or annual periods beginning after December 15, 2005.

The Company’s 2004 Stock Option and Incentive Plan has authorized the grant of options to certain officers, employees and directors for up to 100,000 shares of the Company’s common stock.  All options granted have 10 year terms. This plan was approved by shareholders in October 2004.

The Company’s 2004 Management Recognition Plan has authorized the award of shares to certain officers, employees and directors for up to 50,000 shares of the Company’s common stock.  All shares awarded will have a restricted period to be determined by the Company’s Compensation Committee.  The restricted period shall not be less than three years if the award is time based, or not less than one year if performance based.  This plan was approved by shareholders in October 2004.

The Company’s 1993 Stock Option and Incentive Plan authorized the grant of options to certain officers, employees and directors for up to 304,174 shares of the Company’s common stock.  All options granted had 10 year terms and vested and became exercisable ratably over five years following date of grant.  This plan expired on December 23, 2003 and no additional options were granted under this plan.

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

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A summary of the Company’s stock option activity, and related information follows:

Three Months Ended

      Three Months Ended

December 31, 2005

December 31, 2004

Weighted

Weighted

AverageAverage

Exercise

Exercise

Options

Price

Options

Price

Outstanding –

  beginning of period

-

$

-

6,000

$

9.17

Granted

30,000

        17.79

-

-

Exercised

-

-

-

-

Forfeited

-

-

-

-

Outstanding –

  end of period

30,000

17.79

6,000

9.17

Exercisable at end

  of period

5,000

17.79

4,000

8.81

Six Months Ended

      Six Months Ended

December 31, 2005

December 31, 2004

Weighted

Weighted

AverageAverage

Exercise

Exercise

Options

Price

Options

Price

Outstanding –

  beginning of period

2,000

$

7.75

6,000

$

9.17

Granted

30,000

           17.79

   -

               -

-

Exercised

(2,000)

7.75

-

-

Forfeited

-

-

-

-

Outstanding –

  end of period

30,000

17.79

6,000

9.17

Exercisable at end

  of period

5,000

17.79

4,000

8.81

The following table summarizes information about stock options outstanding at December 31, 2005:

Number

Number

Remaining

Exercise

Outstanding at

Exercisable at

Contractual

Price

December 31

December 31

Life (Months)

$

17.79

30,000

5,000

120

  The weighted-average remaining contractual life of those options is 10.00 years.

NOTE D - Treasury Stock

The Company has completed ten separate stock repurchase programs between March 9, 1994 and May 28, 2004. During those ten programs, a total of 1,247,676 shares of stock were acquired at a combined cost of $17.2 million. On May 28, 2004, an eleventh repurchase program of 164,336 shares was initiated. As of February 10, 2006, 93,623 shares had been repurchased at a cost of $1.9 million with an average cost per share of $20.67. Treasury stock is shown at cost for financial statement presentation.  The following table summarizes the stock repurchase program information for the three months ended December 31, 2005:

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
October 1-31, 2005	-	$-	-	72,113
November 1-30, 2005	1,100	$16.97	1,100	71,013
December 1-31, 2005	300	$17.21	300	70,713
Total	1,400	$17.02	1,400	70,713

NOTE E - Accounting Changes

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock Based Compensation.”  SFAS No. 123(R), “Share Based Payment”, supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments.  SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  The Company currently accounts for its stock-based compensation using the intrinsic method as defined in APB Opinion No. 25 and accordingly, has not recognized any expense for its stock option plans in its consolidated financial statements.  SFAS No. 123(R) is effective for interim or annual periods for the Company’s first fiscal year beginning after December 15, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance the pronouncement does not include specific transition provisions and error correction.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so.  SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate.  When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner.  SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality.  SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller.  Interest income should be recognized based on the effective yield from the cash flows expected to be collected.  To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received.  However, if more cash flows were subsequently expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis.  SOP 03-3 was adopted by the Company on July 1, 2005.  The adoption of this statement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FASB Staff Position (FSP) Emerging Issues Task Force  (EITF) 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1”, as final. The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.  FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005.

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

Note G - Sale of Subsidiary

On June 22, 2004, an agreement was entered into to sell the property and equipment of South Central Missouri Title Company, Inc (South Central) for $252,000.  In addition, South Central entered into a covenant not to compete agreement with the purchaser.  Expense related to the sale totaled $61,512.  As of the date of the sale, the assets sold had a net book value of $100,166.  The majority of the sales price is in the form of a promissory note to South Central with a five year maturity.  The transaction closed on July 16, 2004.  As a result of this sale, the subsidiary no longer offers sales of title insurance or real estate closing services.  South Central accounted for this sale on the installment method because the initial investment by the buyer was not substantial enough to warrant full recognition of the gain.  However, the recovery of the cost of the property is reasonably assured in the case the buyer defaults.  The following schedule summarizes certain information for the transaction:

Revenue	$252,000
Cost of sale	161,678
Deferred gain	90,322
Deferred gain recognized from payments received	8,644
Deferred gain at December 31, 2005	$81,678

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 2005, as well as certain material changes in results of operations during the three and six month periods ended December 31, 2005 and 2004.

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

Comparison of the Three Months ended December 31, 2005 to the Three Months Ended December 31, 2004.

Financial Condition. Total assets increased $121,000 during the quarter to $239.2 million at December 31, 2005. A $7.0 million increase in cash and certificates of deposit purchased and a $1.0 million increase in mortgage-backed securities were offset by a $5.6 million decrease in loans receivable and a $1.6 million decrease in investment securities. Customer deposits increased $1.0 million primarily in certificates of deposits and checking accounts.

Nonperforming assets of $5.8 million, or 2.45% of total assets at December 31, 2005 increased from $4.6 million, or 1.91% of total assets, at September 30, 2005.  The $1.2 million increase was due to an increase in nonaccrual and impaired commercial real estate loans primarily attributable to additional loans totaling $700,000 being transferred to nonaccrual status during the quarter due to late payment history.

Net Income. Net income for the quarter ended December 31, 2005 was $160,000, a decrease of $381,000, or 70.43%, from $541,000 for the quarter ended December 31, 2004.  Net interest income after provision for loan losses decreased $344,000, or 17.1%. Noninterest income increased $52,000, or 9.5%, to $598,000, primarily due to an increase in insufficient check fee income. Noninterest expense increased $255,000, or 14.5%, to $2.0 million and income tax expense decreased $166,000 to $91,000.

Net Interest Income. Net interest income decreased $352,000, or 17.05%, to $1.7 million for the quarter ended December 31, 2005 from $2.1 million for the quarter ended December 31, 2004.  Interest income decreased $118,000 combined with a $234,000 increase in interest expense.

Interest Income. Interest income decreased $118,000, or 3.54%, from $3.3 million for the quarter ended December 31, 2004 to $3.2 million for the quarter ended December 31, 2005. Interest income from loans receivable decreased $252,000 from $2.9 million for the quarter ended December 31, 2004 to $2.6 million for the quarter ended December 31, 2005.  The decrease was attributable to a $16.3 million decrease in average loans outstanding offset slightly by an increase in the average yield from 6.92% for the quarter ended December 31, 2004 to 7.01% for the quarter ended December 31, 2005.  The decrease in average loans was the result of a continuing trend of loan payments and payoffs exceeding loan originations.  The decline in long-term rates has caused some of the Savings Bank’s customers to seek long-term fixed rate products that First Home does not offer.

Interest income from investment securities was $315,000 for the quarter ended December 31, 2005, an increase of $23,000 from $292,000 for the quarter ended December 31, 2004. This was the result of a higher average interest rate offset slightly by a lower balance in outstanding securities. Income from mortgage-backed securities increased $40,000 to $98,000, which was attributable to a higher balance maintained in those securities. Income from other interest-earning assets increased $71,000 from $111,000 for the quarter ended December 31, 2004 to $182,000 for the quarter ended December 31, 2005.  The average rate earned on other interest-earnings assets increased from 1.55% for the quarter ended December 31, 2004 to 3.25% for the quarter ended December 31, 2005.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Interest Expense. Interest expense increased $234,000, or 18.4%, from $1.3 million for the quarter ended December 31, 2004 to $1.5 million for the quarter ended December 31, 2005. Interest expense on customer deposits increased $237,000 to $1.1 million.  The average rate paid on those deposits increased from 1.80% for the quarter ended December 31, 2004 to 2.56% for the quarter ended December 31, 2005 offset by a decrease in the average balance outstanding of $20.0 million. Rates paid on customer deposits were increased to allow the Savings Bank to remain competitive with area financial institutions based on a general increase on rates paid on respective types of deposit accounts.  A decrease in the average outstanding balance of Federal Home Loan Bank (FHLB) advances created a $3,000 decrease in interest expense.

Provision for Loan Losses. Loan loss provisions decreased $8,000, from $52,000 for the quarter ended December 31, 2004 to $44,000 for the quarter ended December 31, 2005.  That decrease was attributable to a decrease in actual loan losses for the quarter ended December 31, 2005. The loans which created the increase in nonperforming assets are not anticipated to incur significant charge-offs in the event of foreclosure.  Actual loan losses, net of recoveries, were $60,000 for the quarter ended December 31, 2005 compared to $94,000 in loan losses, net of recoveries, for the quarter ended December 31, 2004.

Noninterest Income. Noninterest income increased $52,000, from $546,000 for the quarter ended December 31, 2004 to $598,000 for the quarter ended December 31, 2005.  The primary contributor to the increase was $24,000 in higher fee income on transaction account insufficient checks. Other noninterest income was $11,000 higher based on a one-time late payment fee refunds to loan customers which occurred in the quarter ended December 31, 2004.  These refunds were required based on results from a state consumer credit exam.

During the quarter ended December 31, 2005, there was $22,000 in net gains on the sale of property and equipment and foreclosed real estate with no net gains or losses on the sales or write-downs of foreclosed real estate during the comparable quarter in 2004.

Noninterest Expense. Noninterest expense was $2.0 million for the quarter ended December 31, 2005, an increase of $255,000, or 14.49%, from $1.8 million for the quarter ended December 31, 2004. Employee compensation and benefits increased $25,000 to $1.0 million as a result of increases in defined benefit plan funding, accrual for compensated absences, group health insurance and lower capitalized lending costs and were offset slightly by decreased compensation expense.

Professional fees increased $41,000 relating to legal fees for assistance with the change in management and additional regulatory disclosures and filings combined with increased external audit costs.  Advertising expense increased $11,000 due to an increase in promotional items and customer appreciation events during the quarter ended December 31, 2005.

During the quarter ended December 31, 2005, other noninterest expense increased $220,000.  As disclosed in the press release issued February 3, 2006, the primary factor was a $191,000 expense to a co-payee on a check deposited at the Savings Bank in 2003 that lacked the proper endorsement.  Other increases were consulting expense of $10,000 for third party review of major loans, rebate to customers on debit card purchases of $10,000, and nonoperating expense of $10,000 due to adjustment of the amortization of prepaid state income tax credits.

These increases were offset by a $38,000 decrease in occupancy and equipment expense attributable to a reduction in maintenance contracts and depreciation costs on computer hardware and software as more assets are becoming fully depreciated.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Net Interest Margin. Net interest margin decreased from 3.46% for the three months ended December 31, 2004 to 3.13% for the three months ended December 31, 2005. Income from earning assets decreased $118,000, or 3.54%, between the two quarters while interest expense increased $234,000, or 18.37%. The average earning asset base decreased $19.9 million, or 8.42%, which was offset by a $20.2 million, or 9.23%, decrease in the average interest-bearing liability base.

Comparison of the Six Months ended December 31, 2005 to the Six Months Ended December 31, 2004.

Financial Condition. Total assets during the six months decreased $4.8 million, or 2.0%, to $239.2 million at December 31, 2005. An $11.3 million decrease in net loans and a $1.9 decrease in investment securities were offset by a $8.7 million increase in cash, cash equivalents and certificates of deposits. Customer deposits decreased $3.7 million primarily in money market accounts.  Advances from the FHLB and other borrowings decreased $1.1 million as advances and borrowings were repaid.

Nonperforming assets remained constant at $5.8 million, or 2.45% of total assets at December 31, 2005 and 2.39% of total assets at June 30, 2005.

Net Income. Net income was $118,000 for the six months ended December 31, 2005, a decrease of $1.8 million, or 93.84%, from $1.9 million for the six months ended December 31, 2004.  Net interest income after provision for loan losses decreased $1.2 million, or 30.0%, as the result of an increase in provision for loan losses, higher interest expense and lower interest income. Noninterest income decreased $805,000, or 42.1%, primarily due to life insurance proceeds recorded in the six months ended December 31, 2004 as discussed in Note F of the Notes to the Consolidated Financial Statements. Noninterest expense increased $371,000 to $3.9 million, or 10.7%, and income tax expense decreased $587,000 to a tax savings of $46,000.

Net Interest Income. Net interest income decreased $426,000, or 10.44%, to $3.7 million for the six months ended December 31, 2005 from $4.1 million for the six months ended December 31, 2004.  Interest income decreased $179,000 combined with a $247,000 increase in interest expense.

Interest Income. Interest income decreased $179,000, or 2.68%, from $6.7 million for the six months ended December 31, 2004 to $6.5 million for the six months ended December 31, 2005. Interest income from loans receivable decreased $385,000 from $5.8 million for the six months ended December 31, 2004 to $5.4 million for the six months ended December 31, 2005.  The decrease was attributable to a $13.0 million decrease in average loans outstanding offset slightly by an increase in the average yield from 6.93% for the six months ended December 31, 2004 to 7.02% for the six months ended December 31, 2005.  The decrease in average loans was the result of a continuing trend of loan payments and payoffs exceeding loan originations.  The decline in long-term rates has caused some of the Savings Bank’s customers to seek long-term fixed rate products that First Home did not offer.

Interest income from investment securities was $624,000 for the six months ended December 31, 2005, an increase of $23,000 from $601,000 for the six months ended December 31, 2004. This was the result of an increase in the yield from 3.12% for the six months ended December 31, 2004 to 3.40% for the six months ended December 31, 2005.  Income from mortgage-backed securities increased $77,000 to $189,000, which was attributable to a higher balance maintained in those securities. Income from other interest-earning assets increased $106,000 from $186,000 for the six months ended December 31, 2004 to $292,000 for the six months ended December 31, 2005.  The average rate earned increased from 1.29% for the six months ended December 31, 2004 to 3.03% for the six months ended December 31, 2005.

Interest Expense. Interest expense increased $247,000, or 9.53%, from $2.6 million for the six months ended December 31, 2004 to $2.8 million for the six months ended December 31, 2005. Interest expense on customer deposits increased $259,000 to $2.0 million.  The average rate paid on those deposits increased from 1.81% for the six months ended December 31, 2004 to 2.34% for the six months ended December 31, 2005 offset partially with a decrease in the average balance outstanding of $21.4 million. A decrease in the average outstanding balance of FHLB advances created a $12,000 decrease in interest expense.

Provision for Loan Losses. Loan loss provisions increased $783,000, from $54,000 for the six months ended December 31, 2004 to $837,000 for the six months ended December 31, 2005. The provision was the result of preliminary comments from a third party review of the Savings Bank’s major loan credits and stricter internal standards in identifying and analyzing classified assets. Actual loan losses, net of recoveries, were $1.7 million for the six months ended December 31, 2005 compared to $120,000 for the six months ended December 31, 2004.

Noninterest Income. Noninterest income decreased $805,000, from $1.9 million for the six months ended December 31, 2004 to $1.1 million for the six months ended December 31, 2005.  The decrease was primarily the result of $800,000 in income in the six months ended December 31, 2004 from bank-owned life insurance proceeds from the death of an insured covered under policies purchased in June 2003 as discussed in Note F of the Notes to the Consolidated Financial Statements.  Other decreases were a $20,000 increase in net losses on the sale of foreclosed real estate, a reduction in insurance commissions of $18,000 due to the sale of the assets of a subsidiary as discussed in Note

G of the Notes to the Consolidated Financial Statements. These decreases were offset by an increase in service charge and other fee income on deposit accounts of $33,000.

The six months ended December 31, 2004 included a $4,000 loss on the sale of mortgage-backed securities.  There were no sales of investments during the six months ended December 31, 2005.

Noninterest Expense. Noninterest expense for the six months ended December 31, 2005 was $3.9 million, an increase of $371,000, or 10.65%, from $3.5 million for the six months ended December 31, 2004. Employee compensation and benefits increased $127,000 to $2.0 million as a result of increases in defined benefit plan funding and group health insurance premiums and self insurance costs.

Other noninterest expense increased $224,000 during the six months ended December 31, 2005.  The primary factor was a $191,000 expense to a co-payee on a check deposited at the Savings Bank in 2003 that lacked the proper endorsement.  Other increases were consulting expense of $47,000 attributable to third party review of major loans and fees to employment agencies and rebate to customers on debit card purchases of $10,000.  These increases were offset by an $11,000 decrease of costs for in-house check printing due to timing in ordering of paper stock and a $9,000 decrease in other operating expense.

Professional fees increased $62,000 relating to legal fees for assistance with the change in management and additional regulatory disclosures and filings combined with increased external audit costs.

These increases were offset by a $35,000 decrease in occupancy and equipment expense attributable to a reduction in maintenance contracts expense and depreciation costs on computer hardware and software as more assets are becoming fully depreciated.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Net Interest Margin. Net interest margin decreased from 3.39% for the six months months ended December 31, 2004 to 3.32% for the six months ended December 31, 2005. Income from earning assets decreased $179,000, or 2.68%, between the two periods while interest expense increased $247,000, or 9.53%. The average earning asset base decreased $20.8 million, or 8.70%, which was offset by a $21.8 million, or 9.78%, decrease in the average interest-bearing liability base.

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

First Home must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from a FHLB line of credit can be drawn as an alternative source of funds. During the period presented, First Home used its sources of funds primarily to fund loan commitments, and pay maturing savings certificates and deposit withdrawals. At December 31, 2005, First Home had approved loan commitments totaling $523,000 and undisbursed loans in process of $2.7 million.

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

Normal daily operating expenses are expected to remain constant. Noninterest expense as a percentage of average assets at 3.0% is also expected to remain constant. Interest expense is expected to increase as rates paid on customer deposits are increased in relation to the current rate environment.  The deposit base is expected to remain constant as First Home attempts to maintain customer deposits through competitive rates.  The balance in outstanding loans is expected to decrease combined with slightly lower rates earned on new and existing adjustable-rate single –family home loans as the rates on these loans are being adjusted to a lower more competitive rate.

At December 31, 2005, certificates of deposit amounted to $91.4 million, or 49.8% of First Home's total deposits, including $45.7 million of fixed rate certificates scheduled to mature within 12 months. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and FHLB advances and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

The Office of Thrift Supervision(OTS) requires institutions such as the Savings Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Savings Bank's capital ratios and the minimum capital ratios required by the OTS and subsequent regulations at December 31, 2005.

	(Unaudited)
		Percent of Adjusted
	Amount	Total Assets
	(Dollars in thousands)

Tangible capital	$22,924	9.7%
Tangible capital requirement	3,540	1.5
Excess	$19,384	8.2%

Core capital	$22,924	9.7%
Core capital requirement	9,439	4.0
Excess	$13,485	5.7%

Risk-based capital	$24,701	17.1%
Risk-based capital requirement	11,542	8.0
Excess	$ 13,159	9.1%

ITEM 3.

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (Act) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the registrant’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)

Changes in Internal Controls:  In the quarter ended December 31, 2005, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

FIRST BANCSHARES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Savings Bank has issued letters of credit totaling $1.3 million for a customer who is now in bankruptcy with $1.7 million in impaired loans.  The Savings Bank has paid $440,000 on the letters of credit and the beneficiary of the letters of credit has filed suit claiming the balance of $895,000 plus punitive damages and attorneys’ fees.  The Savings Bank had filed a counterclaim and the case is referred to arbitration.  The results of the arbitration was that the Savings Bank is to pay $144,000 to the beneficiary of which $54,000 may be returned to the Savings Bank at a later date if there are no further draws on the letters of credit.  The payment will be made from an accrual which had previously been established for attorney’s fees and litigation expenses.

Neither the Company nor the Savings Bank is a party to any other material legal proceedings at this time. From time to time the Savings Bank is involved in various claims and legal actions arising in the ordinary course of business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2005 Annual Meeting of Stockholders was held on October 31, 2005 at the Days Inn Conference Room, 300 East 19th Street, Mountain Grove, Missouri.  The results of the vote on the items presented at the meeting was as follows:

a)

Election of Directors:

Shareholders elected the following nominee to the Board of Directors for a three-year term ending in 2008 by the following vote:

	FOR		AGAINST
	Number of	Percentage	Number of	Percentage
	Votes		Votes
Thomas M. Sutherland	969,197	88.5%	125,572	11.5%

The following directors, who ere not up for re-election at the Annual Meeting of Stockholders, will continue to serve as directors; Harold F. Glass, Dr. James F. Moore and John G. Moody.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 3.1

Articles of Incorporation of First Bancshares, Inc.(1)

 3.2

Bylaws of First Bancshares, Inc.(1)

10.2

First Home Savings Bank 1994 Employee Stock Ownership Plan(1)

10.3

First Bancshares, Inc. 1993 Stock Option Plan(2)

10.4

First Home Savings Bank Management Recognition and Development Plan(2)

10.5

Employment Agreement with Charles W. Schumacher(3)

10.6

Severance Agreement with Charles W. Schumacher (4)

10.7

First Bancshares, Inc. 2004 Stock Option Plan(5)

10.8

Stock Option Award Agreement for options awarded to James W. Duncan under the 2004 Stock Option Plan

10.9

Employment Agreement with James W. Duncan

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________

(1)

Incorporated by reference to the Company’s Registration Statement on Form S-1 File No. 33-69886.

(2)

Incorporated by reference to the Company’s 1994 Annual Meeting Proxy Statement dated September 14, 1994.

(3)

Incorporated by reference to the Form 10-KSB filing for the fiscal year ended June 30, 2001. An updated Employment Agreement with Mr. Schumacher was entered into in November 2004 and terminated in June 2005.

(4)

Incorporated by reference to the Form 8-K filing on November 4, 2005.

(5)

Incorporated by reference to the Company’s 2004 Annual Meeting Proxy Statement dated September 15, 2004.

_______________

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Bancshares, Inc.

Date: February 14, 2006

By: /s/ James W. Duncan

James W. Duncan

President and Chief Executive Officer

By: /s/ Susan J. Uchtman

Susan J. Uchtman

Chief Financial Officer