Form 10QSB
period 2006-03-31
FIRST BANCSHARES INC /MO/
filed 2006-05-15
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-QSB

_________________________________

(Mark One)

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

1,552,610 shares outstanding on May 10, 2006

Transitional Small Business Disclosure Format (check one): Yes              No   X

FIRST BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-QSB

March 31, 2006

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
PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	18
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18
ITEM 5. OTHER INFORMATION	18
ITEM 6. EXHIBITS	19
SIGNATURES
CERTIFICATIONS

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	March 31,	June 30,
	2006	2005
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents, including interest-bearing accounts of $19,339 at March 31 and $17,475 at June 30	$25,836	$20,617
Certificates of deposit	2,946	2,975
Securities available-for-sale, at fair value	27,648	18,946
Securities held-to-maturity (estimated fair value $20,072 at March 31 and $24,016 at June 30)	20,440	24,157
Federal Home Loan Bank stock, at cost	1,879	1,904
Loans receivable held-for-investment, net (includes reserves for loan losses of $2,144 at March 31 and $2,851 at June 30)	141,391	158,143
Accrued interest receivable	1,292	1,336
Prepaid expenses	375	292
Property and equipment, less accumulated depreciation and valuation reserves	8,251	8,336
Intangible assets, less accumulated amortization	362	413

Real estate owned	145	340
Income tax recoverable	414	20
Deferred tax asset, net	639	719
Bank-owned life insurance – cash surrender value	5,671	5,488
Other assets	317	321
Total assets	$237,606	$244,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits	$181,933	$187,143
Advances from Federal Home Loan Bank	28,000	28,394
Borrowings	-	680
Accrued expenses and accounts payable	831	973
Total liabilities	210,764	217,190
Commitments and contingencies	-	-
Preferred stock, $.01 par value; 2,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value; 8,000,000 shares authorized, 2,895,036 and 2,893,036 issued at March 31 and June 30, respectively, 1,552,610 and 1,552,010 outstanding at March 31 and June 30, respectively	29	29
Paid-in capital	17,867	17,829
Retained earnings - substantially restricted	28,333	28,124
Treasury stock - at cost; 1,342,426 and 1,341,026 shares at March 31 and June 30, respectively	(19,083)	(19,059)
Accumulated other comprehensive income	(304)	(106)
Total stockholders' equity	26,842	26,817
Total liabilities and stockholders' equity	$237,606	$244,007

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -- - - - -

	(Unaudited)		(Unaudited)
	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(Dollars in thousands)
Interest Income:
Loans receivable	$2,504	$2,797	$7,890	$8,567
Securities	473	386	1,286	1,100
Other interest-earning assets	202	136	494	322
Total interest income	3,179	3,319	9,670	9,989

Interest Expense:
Customer deposits	1,172	846	3,195	2,610
Borrowed funds	383	400	1,198	1,227
Total interest expense	1,555	1,246	4,393	3,837
Net interest income	1,624	2,073	5,277	6,152

Provision for loan losses	77	284	914	338
Net interest income after
provisions for losses	1,547	1,789	4,363	5,814

Noninterest Income:
Service charges and other fee income	429	397	1,394	1,329
Income from real estate and other operations	21	18	45	42
Insurance commissions	2	2	4	22
Loss on investments	-	-	-	(4)
Gain/(loss) on property and equipment	(98)	1	(121)	16
Loss on real estate owned	(13)	(16)	(20)	(41)
Income from bank-owned life insurance	64	49	182	977
Other	33	11	63	35
Total noninterest income	438	462	1,547	2,376

Noninterest Expense:
Compensation and employee benefits	963	930	3,008	2,848
Occupancy and equipment	262	287	812	871
Deposit account processing	50	58	167	175
Advertising	33	35	91	94
Deposit insurance premiums	6	7	19	22
Professional fees	62	68	241	186
Other	338	792	1,229	1,463
Total noninterest expense	1,714	2,177	5,567	5,659

Income before taxes	271	74	343	2,531
Income Taxes	(5)	21	(51)	562

Net income	$276	$53	$394	$1,969

Earnings per share – basic	.18	.03	.25	1.23
Earnings per share – diluted	.18	.03	.25	1.23
Dividends per share	.04	.04	.12	.12

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

	(Unaudited)
	Nine Months Ended March 31,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$394	$1,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	486	513
Amortization of intangible assets	51	51
Premium amortization	38	36
Increase in cash surrender value	(183)	(177)
(Gain)/loss on sale of investments	-	4
Loss on sale of real estate owned	20	41
(Gain)/loss on sale of property and equipment	121	(16)
Provision for loan losses	914	338
Net change in operating accounts:
Accrued interest receivable and other assets	(41)	(268)
Deferred loan costs	18	20

Income taxes payable – current	(440)	(88)
Deferred income taxes	240	22
Accrued expenses	(125)	314
Net cash from operating activities	1,492	2,759

Cash flows from investing activities:
Purchase of securities available-for-sale	(11,160)	(10,535)
Purchase of securities held-to-maturity	(2,000)	(1,140)
Redemption of Federal Home Loan Bank stock	25	-
Proceeds from sale of securities available-for-sale	-	275
Proceeds from maturities of securities available-for-sale	2,124	1,759
Proceeds from maturities of securities held-to-maturity	5,709	7,511
Net change in certificates of deposits	29	840
Net change in loans receivable	15,635	4,003
Purchases of property and equipment	(523)	(664)
Proceeds from sale of property and equipment	-	66
Proceeds from repayment of cash surrender value	-	496
Proceeds from principal payments on notes receivable	3	18
Proceeds from sale of real estate owned	362	464
Net cash from investing activities	10,204	3,093

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

		(Unaudited)
	Nine Months Ended March 31,
	2006	2005
		(In thousands)
Cash flows from financing activities:
Net change in deposits	$(5,209)	$(14,107)

Proceeds from borrowed funds	100	775
Payments on borrowed funds	(1,174)	(1,068)
Proceeds from sale of common stock	15	20
Purchase of treasury stock	(24)	(1,588)
Cash dividends paid	(186)	(191)
Net cash used in financing activities	(6,478)	(16,159)

Net increase/(decrease) in cash and cash equivalents	5,219	(10,307)

Cash and cash equivalents – beginning of period	20,617	32,771
Cash and cash equivalents - end of period	$25,836	$22,464

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)		(Unaudited)
	Quarter Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(In thousands)

Net income	$ 276	$ 53	$ 394	$ 1,969

Unrealized gains/(losses) on securities
Gains/(losses) arising during period, net of tax	(46)	(155)	(198)	(107)
Reclassification adjustment, net of tax	-	-		3

Other comprehensive income/(loss)	(46)	(155)	(198)	(104)

Comprehensive income/(loss)	$ 230	$(102)	$ 196	$1,865

See accompanying notes to Consolidated Financial Statements.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - Basis of Presentation

The accompanying consolidated statements of income, comprehensive income, and cash flows for the three months and nine months ended March 31, 2006 and 2005, and the consolidated statements of financial condition as of March 31, 2006 and June 30, 2005, include the accounts and transactions of the First Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries, First Home Savings Bank and SCMG, Inc.  All material intercompany balances and transaction have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally include in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto.  In the opinion of managements, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006, and the results of operations and cash flows for the three months and nine months ended March 31, 2006. and 2005.

The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

		Dilutive
Weighted Average Number		Shares
of Common Shares		Issuable
Quarter ended March 31, 2006	1,552,610	-0-
Quarter ended March 31, 2005	1,572,346	2,329

Nine Months ended March 31, 2006	1,553,153	-0-
Nine Months ended March 31, 2005	1,603,464	2,267

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE C – Employee Benefit Plans

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123, “Accounting for Stock Based Compensation.” Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payment”, supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments.  SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  The Company currently accounts for its stock-based compensation using the intrinsic method as defined in APB Opinion No. 25 and accordingly, has not recognized any expense for its stock option plans in its consolidated financial statements.  SFAS No. 123(R) is effective for interim or annual periods beginning after June 30, 2006.

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

The Company’s 1993 Stock Option and Incentive Plan authorized the grant of options to certain officers, employees and directors for up to 304,174 shares of the Company’s common stock.  All options granted had ten year terms and vested and became exercisable ratably over five years following date of grant.  This plan expired on December 23, 2003 and there are no options still outstanding.

FIRST BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A summary of the Company’s stock option activity, and related information follows:

Three Months Ended

      Three Months Ended

March 31, 2006

March 31, 2005

Weighted

Weighted

AverageAverage

Exercise

Exercise

Options

Price

Options

Price

Outstanding –

  beginning of period

30,000

$

17.79

6,000

$

9.17

Granted

3,000

          17.50

               -

-

Exercised

                -

-

(2,000)

9.88

Forfeited

-

-

-

-

Outstanding –

  end of period

33,000

17.76

4,000

8.81

Exercisable at end

  of period

5,000

17.79

2,000

7.75

Nine Months Ended

      Nine Months Ended

March 31, 2006

March 31, 2005

Weighted

Weighted

AverageAverage

Exercise

Exercise

Options

Price

Options

Price

Outstanding –

  beginning of period

2,000

$

7.75

6,000

$

9.17

Granted

33,000

                17.76

               -

-

Exercised

         (2,000)

7,75

(2,000)

9.88

Forfeited

-

-

-

-

Outstanding –

  end of period

33,000

17.76

4,000

8.81

Exercisable at end

  of period

5,000

17.79

2,000

7.75

The following table summarizes information about stock options outstanding at March 31, 2006:

Number

Number

Remaining

Exercise

Outstanding at

Exercisable at

Contractual

Price

March 31

March 31

Life (Months)

$

17.79

30,000

5,000

117

17.50

3,000

-

119

33,000

5,000

  The weighted-average remaining contractual life of those options is 9.75 years.

The Company will begin accounting for stock options under SFAS No. 123(R) beginning July 1, 2006.  Accordingly, an expense will be recorded for the fair value of stock options based on valuation models.  The Company fully expects implementation of this new standard to be insignificant.  Pro forma information regarding net income and earnings per share as required by SFAS No. 123 will be included in future filings.

NOTE D - Treasury Stock

The Company completed ten separate stock repurchase programs between March 9, 1994 and May 28, 2004. During those ten programs, a total of 1,247,676 shares of stock were acquired at a total cost of $17.2 million. On May 28, 2004, an eleventh repurchase program of 164,336 shares was initiated. As of March 31, 2006, 93,623 shares had been repurchased at a cost of $1.9 million with an average cost per share of $20.67. Treasury stock is shown at cost for financial statement presentation.

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

First Home Savings Bank (“First Home” or the “Savings Bank”), a subsidiary of the Company, recorded income of approximately $800,000 for bank-owned life insurance proceeds during the six months ended December 31, 2004.  The proceeds are the result of the death of an insured covered under polices purchased in June 2003.  There was no tax effect on the income as life insurance proceeds are not taxable according to current regulations.

10-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 2005, as well as certain material changes in results of operations during the three and nine month periods ended March 31, 2006 and 2005.

The following narrative is written with the presumption that the users have read or have access to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, which contains the latest audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2005, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

Forward-Looking Statements

This report contains certain “forward-looking statements.” The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all of such forward-looking statements. These forward-looking statements, which are included in Management’s Discussion and Analysis, describe future plans or strategies and include the Company’s expectations of future financial results. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements. The Company’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, changes in demand for loans and other services, competition from other institutions, the credit and other risks posed by the Company’s loan portfolio and loan loss experience, the quality or composition of the Company’s investment portfolios, the general economic climate in the Company’s market area and the country as a whole, changes in federal and state regulation and other factors detailed from time to time in our filings with the Securities and Exchange Commission. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters.  Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical.  For a complete discussion of the Company’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Company’s 2005 Annual Report.  Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such estimates may have a significant impact on the financial statements.

Comparison of the Three Months ended March 31, 2006 to the Three Months Ended March 31, 2005.

Financial Condition. Total assets decreased $1.6 million during the quarter to $237.6 million at March 31, 2006. Investment securities increased $4.9 million and mortgage-backed securities increased $2.1 million during the quarter as excess funds were invested in higher yielding securities to enhance earnings and provide future liquidity.  These increases were funded by a $3.5 million decrease in cash and certificates of deposit purchased and a $5.4 million decrease in net loans as a result of the repayment of principal balances on loans. Customer deposits decreased $1.5 million primarily in money market accounts.

Nonperforming assets decreased to $5.1 million, or 2.13% of total assets at March 31, 2006 from $5.8 million, or 2.45% of total assets, at December 31, 2005.

Net Income. Net income for the quarter ended March 31, 2006 was $276,000, an increase of $223,000 from $53,000 for the quarter ended March 31, 2005.  The increase was primarily the result of a $463,000 decline in other noninterest expense and a $207,000 decrease in provision for loss losses. During the quarter ended March 31, 2005, other noninterest expense included a $440,000 credit loss related to a letter of credit.

Noninterest income decreased $24,000 to $438,000, primarily due to increases in losses on property and real estate owned.  Noninterest expense decreased $463,000 to $1.7 million due to the credit loss noted in the previous paragraph.  Income tax expense decreased $26,000 to a $5,000 tax savings.

Net Interest Income. Net interest income decreased $449,000, or 21.7%, to $1.6 million for the quarter ended March 31, 2006 from $2.1 million for the quarter ended March 31, 2005.  This was the result of a decrease in interest income of $140,000 combined with a $309,000 increase in interest expense.

Interest Income. Interest income decreased $140,000, or 4.2%, from $3.3 million for the quarter ended March 31, 2005 to $3.2 million for the quarter ended March 31, 2006. Interest income from loans receivable decreased $293,000 from $2.8 million for the quarter ended March 31, 2005 to $2.5 million for the quarter ended March 31, 2006.  The decrease was attributable to an $18.3 million decrease in average loans outstanding combined with a slight decrease in the average yield earned on loans from 6.99% for the quarter ended March 31, 2005 to 6.90% for the quarter ended March 31, 2006.  The decrease in average loans was the result of a continuing trend of loan payments and payoffs exceeding loan originations.

Interest income from investment securities was $357,000 for the quarter ended March 31, 2006, an increase of $52,000 from $305,000 for the quarter ended March 31, 2005. This increase  resulted from a higher average interest rate earned on investments securities. Income from mortgage-backed securities increased $35,000 to $116,000, which was attributable to a higher average rate earned and an increase in the average balance maintained in these securities. Income from other interest-earning assets increased $66,000 from $136,000 for the quarter ended March 31, 2005 to $202,000 for the quarter ended March 31, 2006 as the average rate earned on these assets increased from 2.16% for the quarter ended March 31, 2005 to 3.57% for the quarter ended March 31, 2006.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Interest Expense. Interest expense increased $309,000, or 24.8%, from $1.2 million for the quarter ended March 31, 2005 to $1.6 million for the quarter ended March 31, 2006. This increase was due to a $326,000 increase in the cost of customer deposits primarily caused by deposits repricing to higher current market interest rates partially offset by a $17.3 million decrease in the average balance of deposit accounts.  The average rate paid on deposits increased from 1.84% for the quarter ended March 31, 2005 to 2.74% for the quarter ended March 31, 2006. A decrease in the average outstanding balance of Federal Home Loan Bank (“FHLB”) advances reduced borrowed funds interest expense by $17,000.

Provision for Loan Losses. The provision for loan losses decreased $207,000, from $284,000 for the quarter ended March 31, 2005 to $77,000 for the quarter ended March 31, 2006.  That decrease was attributable to a decrease in actual loan losses for the quarter and a reduction in the provision required to maintain our allowance for loan losses at March 31, 2006 at a level adequate to absorb the known and inherent risks of loss in the loan portfolio. The allowance for loan losses as a percentage of our total loans was 1.48% at March 31, 2006 and 1.33% at December 31, 2005. Loan losses, net of recoveries, were $142,000 for the quarter ended March 31, 2006 compared to $348,000 for the quarter ended March 31, 2005.  Included in the loan losses for the quarter ended March 31, 2005 was a $185,000 charge-off of one of the loans to the Bank’s largest substandard borrower.

Noninterest Income. Noninterest income decreased $24,000, from $462,000 for the quarter ended March 31, 2005 to $438,000 for the quarter ended March 31, 2006.  The primary contributor to this decrease was a $98,000 loss on property and equipment due to the write-down of a previously foreclosed property to its net realizable value.  Service charges and other fee income from transaction accounts increased $32,000 to $429,000 for the quarter ended March 31, 2006.  Income from bank-owned life insurance increased $15,000 based on an increase in the rate on the underlying policies. Other noninterest income increased $22,000.  During the quarter ended March 31, 2005 other noninterest income was adversely impacted by the refund of certain late fees to loan customers.

Noninterest Expense. Noninterest expense was $1.7 million for the quarter ended March 31, 2006, a decrease of $463,000, or 21.3%, from $2.2 million for the quarter ended March 31, 2005.  As discussed above,the quarter ended March 31, 2005 included a $440,000 credit loss related to letters of credit.  Employee compensation and benefits increased $33,000 to $963,000 primarily as a result of higher group health insurance premiums and defined benefit plan funding.  During the quarter ended March 31, 2006, occupancy and equipment expense decreased $25,000 as a result of a reduction in depreciation expense on computer equipment and reduced maintenance program expense.  Other noninterest expense decreased an additional $14,000 primarily due to lower employee education expense and reduced spending on consultants.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Net Interest Margin. The Company’s net interest margin decreased from 3.59% for the three months ended March 31, 2005 to 3.00% for the three months ended March 31, 2006 primarily due to a 66 basis point decline in our net interest spread and a $19.3 million, or 8.2% decline in average interest earning assets.

Comparison of the Nine Months ended March 31, 2006 to the Nine Months Ended March 31, 2005.

Financial Condition. Total assets during the nine months decreased $6.4 million, or 2.6%, to $237.6 million at March 31, 2006. A $16.7 million decrease in net loans was partially offset by increases of $5.2 million in cash and certificates of deposit, $2.9 million in investment securities, and $2.0 million in mortgage-backed securities. Customer deposits decreased $5.2 million primarily in money market accounts.

Nonperforming assets decreased to $5.1 million, or 2.13% of total assets at March 31, 2006 from $5.8 million, or 2.39% of total assets, at June 30, 2005.

Net Income. Net income was $394,000 for the nine months ended March 31, 2006, a decrease of $1.6 million, or 80.0%, from $2.0 million for the nine months ended March 31, 2005.  Net interest income after provision for loan losses decreased $1.5 million. Noninterest income decreased $829,000, primarily due to life insurance proceeds recorded during the quarter ended March 31, 2005 compared to none recorded this year. Noninterest expense decreased $92,000 to $5.6 million and income tax expense decreased $613,000 to $51,000 in tax savings.

Net Interest Income. Net interest income decreased $875,000, or 14.2%, to $5.3 million for the nine months ended March 31, 2006 from $6.2 million for the nine months ended March 31, 2005.  Interest income decreased $319,000 combined with a $556,000 increase in interest expense.

Interest Income. Interest income decreased $319,000, or 3.2%, from $10.0 million for the nine months ended March 31, 2005 to $9.7 million for the nine months ended March 31, 2006. Interest income from loans receivable decreased $677,000 from $8.6 million for the nine months ended March 31, 2005 to $7.9 million for the nine months ended March 31, 2006.  The decrease was attributable to a $14.7 million decrease in average loans outstanding offset slightly by an increase in the average yield from 6.95% for the nine months ended March 31, 2005 to 7.03% for the nine months ended March 31, 2006.  The decrease in average loans outstanding was the result of a continuing trend of loan payments and payoffs exceeding loan originations.

Interest income from investment securities was $981,000 for the nine months ended March 31, 2006, an increase of $74,000 from $907,000 for the nine months ended March 31, 2005. This was the result of a higher rate earned on outstanding securities. Income from mortgage-backed securities increased $112,000 to $305,000, which was attributable to a higher average balance maintained in those securities and a higher rate earned. Income from other interest-earning assets increased $172,000 from $322,000 for the nine months ended March 31, 2005 to $494,000 for the nine months ended March 31, 2006as the average rate earned on these assets increased from 1.55% for the nine months ended March 31, 2005 to 3.25% for the nine months ended March 31, 2006.

Interest Expense. Interest expense increased $556,000, or 14.5%, from $3.8 million for the nine months ended March 31, 2005 to $4.4 million for the nine months ended March 31, 2006. Interest expense on customer deposits increased $585,000 to $3.2 million primarily caused by deposits repricing to higher current market interest rates offset slightly by a $20.0 million decrease in the average balance of deposits outstanding.  The average rate paid on deposits increased from 1.82% for the nine months ended March 31, 2005 to 2.49% for the nine months ended March 31, 2006. A decrease in the average outstanding balance of FHLB advances constituted a $29,000 reduction in interest expense.

Provision for Loan Losses. Loan loss provisions increased $576,000, from $338,000 for the nine months ended March 31, 2005 to $914,000 for the nine months ended March 31, 2006 as additional provision for loan losses were required to maintain the adequacy of the allowance for loan losses which was adversely impacted by loan losses. Loan losses, net of recoveries, were $1.8 million for the nine months ended March 31, 2006 compared to $468,000 for the nine months ended March 31, 2005.

Noninterest Income. Noninterest income decreased $829,000, from $2.4 million for the nine months ended March 31, 2005 to $1.5 million for the nine months ended March 31, 2006.  The decrease was primarily the result of $800,000 in income during the nine months ended March 31, 2005 from bank-owned life insurance proceeds from the death of an insured covered under policies purchased in June 2003 as discussed above in Note F of the Notes to Consolidated Financial Statements.  Losses on property increased to $121,000 primarily due to the write-down of a previously foreclosed property to its net realizable value. Service charge and other fee income increased $65,000 through an additional number of per item fees on insufficient check presentments. Other noninterest income increased $28,000 due to a reduction in fees paid to the Small Business Administration on guaranteed loans which are netted herein and no late payment fee refunds as recorded in the same period last year.

Noninterest Expense. Noninterest expense for the nine months ended March 31, 2006 was $5.6 million, a decrease of $92,000, or 1.6%, from $5.7 million for the nine months ended March 31, 2005.  As discussed above, other noninterest expense during the nine months ended March 31, 2005 included a $440,000 expense for a credit loss related to letters of credit.  Employee compensation and benefits increased $160,000 to $3.0 million primarily as a result of group health insurance premiums and defined benefit plan funding. Occupancy and equipment expenses decreased $59,000 as the result of reduced depreciation expense on computer equipment and annual maintenance agreements.

Professional fees increased $55,000 in connection with problem loan settlements and increased spending on consultations.

The reduction in other noninterest expense related to credit losses was partially offset by an increase in consulting expense of $32,000 attributable to a third party review of major loans, $24,000 of fees to employment agencies and a $15,000 expense on a rebate program to customers on debit card usage.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

Net Interest Margin. Net interest margin decreased from 3.45% for the nine months  ended March 31, 2005 to 3.24% for the nine months ended March 31, 2006 primarily due to a 29 basis point decline in our net interest spread and a $20.3 million, or 8.6% decline in average interest earning assets.

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

The Bank must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. Funds from an FHLB line of credit, which has a remaining unfunded balance of $16.2 million, can be drawn as an alternative source of funds. During the period presented, the Bank used its sources of funds primarily to fund loan commitments, and pay maturing savings certificates and deposit withdrawals. At March 31, 2006, the Bank had approved loan commitments totaling $1.0 million and undisbursed loans in process of $2.1 million.

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

Normal daily operating expenses are expected to remain constant. Noninterest expense as a percentage of average assets at 2.8% is also expected to remain constant as average assets begin to gradually increase. Interest expense is expected to basically remain steady to decreasing slightly.  The deposit base is expected to continue to decrease due to customers withdrawing funds to place in  higher yielding alternatives. The average interest rates paid on new and renewed accounts is expected to increase slightly.  The balance in outstanding loans is expected to decrease slightly combined with constant rates earned on new and existing adjustable rate loans.   John Breyer, SEC attorney shows to delete this.  Is that OK with you?

At March 31, 2006, certificates of deposit amounted to $91.0 million, or 49% of the Bank's total deposits, including $36.2 million of fixed rate certificates scheduled to mature within 12 months. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and FHLB advances and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

MANAGEMENT'S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATION

(continued)

The Office of Thrift Supervision requires institutions such as the Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Bank's capital ratios and the ratios required by the Financial Institutions Reform, Recovery and Enforcement Act and subsequent regulations at March 31, 2006.

	(Unaudited)
		Percent of Adjusted
	Amount	Total Assets
	(Dollars in thousands)

Tangible capital	$23,309	9.9%
Tangible capital requirement	3,517	1.5
Excess	$19,792	8.4%

Core capital	$23,309	9.9%
Core capital requirement	9,381	4.0
Excess	$13,928	5.9%

Risk-based capital	$25,411	18.0%
Risk-based capital requirement	11,275	8.0
Excess	$ 14,136	10.0%

ITEM 3.

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (Act) was carried out as of the end of the period covered by the report under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)

Changes in Internal Controls over Financial Reporting:  During the quarter ended March 31, 2006, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the stock repurchase program information for the three months ended March 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan (1)
January 1-31, 2006	-	$ -	-	70,713
February 1-28, 2006	-	$ -	-	70,713
March 1-31, 2006	-	$ -	-	70,713
Total	-	$ -	-	70,713

(1) The Company completed ten separate stock repurchase programs between March 9, 1994 and May 28, 2004.  On May 28, 2004, an eleventh repurchase program of 164,336 shares was initiated.  As of May 10, 2006, 70,713 shares remained available for repurchase under the eleventh repurchase program.

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

Date: May 15, 2006

By: /s/ James W. Duncan

James W. Duncan

President and CEO

By: /s/ Susan J. Uchtman

Susan J. Uchtman

CFO

1

2

3