Form 10KSB
period 2006-06-30
FIRST BANCSHARES INC /MO/
filed 2006-10-13
CIK 912967

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

               For the fiscal year ended June 30, 2006 OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                     Commission File Number: 0-22842
                                             -------

                         FIRST BANCSHARES, INC.
                         ----------------------
       (Name of small business issuer as specified in its charter)

            Missouri                                43-1654695
            --------                                ----------
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)                Identification No.)

        142 E. First Street
     Mountain Grove, Missouri                          65711
     ------------------------                          -----
(Address of principal executive offices)            (Zip Code)

               Issuer's telephone number:  (417) 926-5151
                                           --------------

      Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share        The Nasdaq Stock Market LLC
---------------------------------------        ---------------------------
          (Title of Class)                      (Name of each exchange
                                                  on which registered)

     Securities registered pursuant to Section 12(g) of the Act: None

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act [ ]

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x
NO                                                                     ---
  ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)    Yes    No   x
                                                  ---    ---
     The issuer's revenues for the fiscal year ended June 30, 2006 were $15,195,000.

    As of October 5, 2006, registrant had outstanding 1,552,065 shares of common stock. The registrant's common stock is traded over-the-counter and is listed on the Nasdaq Global Market of The Nasdaq Stock Market LLC under the symbol "FBSI." The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on The Nasdaq Stock Market LLC on October 5, 2006, was $20.7 million. For purposes of this calculation, officers and directors of the registrant and the Employee Stock Ownership Plan are considered affiliates of the registrant. The exclusion of the value of the shares owned by these individuals shall not be deemed an admission by the issuer that such person is an affiliates of the issuer.

                   DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2006. (Parts I and II)

2. Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders. (Part III)

    Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                                  ---    ---

             DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS


This report contains forward-looking statements throughout that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company and the Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Company undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: the credit risks of lending activities, including changes in the level and direction of loan delinquencies, other loans of concern, loan write-offs and changes in estimates of the adequacy of the allowance for loan losses; competitive pressures among depository institutions; interest rate movements and their impact on customer behavior and net interest margin; the impact of repricing and competitor's pricing initiatives on loan and deposit products; the ability to adapt successfully to technological changes to meet customers' needs and development in the market place; our ability to access cost-effective funding; changes in financial markets; changes in economic conditions in general and particularly as related to our market areas; new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; changes in accounting principles, policies or guidelines; the economic impact of any terrorist actions on our loan originations and loan repayments; and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

                                  PART I

Item 1.  Description of Business

General

     First Bancshares, Inc. ("First Bancshares" or the "Company"), a Missouri corporation, was incorporated on September 30, 1993 for the purpose of becoming the holding company for First Home Savings Bank ("First Home" or the "Savings Bank") upon the Savings Bank's conversion from a state-chartered mutual to a state-chartered stock savings and loan association ("Conversion"). The Conversion was completed on December 22, 1993. At June 30, 2006, the Company had consolidated total assets of $228.4 million, total customer deposits of $179.1 million and stockholders' equity of $26.3 million. The Company is not engaged in any significant activity other than holding the stock of First Home. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to operations of the Savings Bank. The Company's common shares trade on The Nasdaq Stock Market LLC under the symbol "FBSI."

     The Savings Bank is a Missouri-chartered, federally insured stock savings and loan association organized in 1911. The Savings Bank conducts its business from its home office in Mountain Grove and nine full service branch facilities in Marshfield, Ava, Gainesville, Sparta, Theodosia, Crane, Galena, Kissee Mills and Rockaway Beach, Missouri. In July 2006, a full service branch was opened in Springfield, Missouri. The deposits of the Savings Bank are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). As a Missouri-chartered savings and loan association, First Home derives its authority from, and is governed by, the provisions of the Missouri Savings and Loan Law ("Missouri Law") and regulations of the Missouri Division of Finance ("Division") and the Office of Thrift Supervision ("OTS"). See "-Regulation and Supervision" below.

     The Savings Bank provides its customers with a full array of community banking services. The Savings Bank is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with other funding sources, to invest primarily in residential mortgage loans, commercial real estate loans, land loans, second mortgage loans and commercial business loans and consumer loans, for its loan portfolio. Excess funds are typically invested in securities and other assets. At June 30, 2006, the Savings Bank's net loans were $142.0 million, or 62.2% of consolidated total assets, including $82.5 million, or 55.6% of total loans, for residential mortgage, $37.1 million or 25.0% of total loans for commercial real estate, $8.0 million or 5.4% of total loans for land loans, $3.7 million, or 2.5% of total loans, for second mortgage loans and $17.2 million of consumer and commercial business loans, or 11.6% of total loans. Of loans maturing after June 30, 2007, adjustable rate mortgage ("ARM") loans account for approximately 95% of loans secured by real estate and 87% of the total loan portfolio. See "-- Lending Activities" below.

Risk Factors

     An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones that affect us. Additional risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial may also impair the Company's business operations. This report is qualified in its entirety by these risk factors.

     If any of the circumstances described in the following risk factors actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

     Our loan portfolio includes loans with a higher risk of loss.   We
originate residential mortgage loans (including second mortgage loans), construction loans, commercial mortgage and land loans, commercial loans and consumer loans primarily within our market area. Generally, the types of loans other than residential mortgage loans have a higher risk of loss than residential mortgage loans. We had $62.3 million or 41.9% of our total loan portfolio outstanding in these higher risk loans at June 30, 2006. We have had a significant increase in these types of loans since 1999. Construction, commercial mortgage and land, commercial, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons and as discussed in detail under "-- Lending Activities":

     . Commercial Mortgage and Land Loans. These loans typically involve higher principal amounts than other types of loans and repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service. Loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the security. The repayment of loans secured by farm properties is dependent upon the successful operation of the farming operations, which is contingent on many things outside the control of either us or the borrowers. These factors include adverse weather conditions, fluctuating market prices of both final product and production costs, factors affecting the physical condition of the cattle and government regulations.

     . Commercial Loans. Repayment is dependent upon the successful operation of the borrower's business.

     . Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

     . Construction Loans. This type of lending contains the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.

     Strong competition within our market area has limited our growth and profitability. Competition in the banking and financial services industry is intense. We compete in our market area with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of these competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon the Company's continued ability to successfully compete in its market area. The greater resources and deposit and loan products offered by some of our competitors may limit the Company's ability to increase its interest-earning assets. For additional information see "-- Competition."

     As a result of this competition, our loan portfolio declined $15.7 million, or 9.6%, from June 30, 2005 to June 30, 2006. The reason for the decline is that we do not offer many of fixed rate products offered by our competitors and in the current low interest rate environment many of our competitors are offering these and other loans and at interest rates that are lower than we are able to offer. The decline in loans reduces our interest income and therefore decreases our profitability.

     We have had a significant decline in our profitability. We experienced a net loss of $173,000 for the year ended June 30, 2006 compared to net income of $1.3 million during the year ended June 30, 2005. This decline was the result of reduced interest income from loans receivable and losses on property, including property that had been acquired for a branch expansion and a loss on the sale and impairment of securities. Also contributing to the decline was a reduction in our non-interest income. During the year ended June 30, 2005 we had non-interest income in connection with the receipt of insurance proceeds with no comparable amount received during the year ended June 30, 2006.

     We have a significant amount of problem loans and losses related to these loans. Since 1999 we focused our efforts in increasing our commercial loan and commercial real estate loan portfolios. However, as a result we have recognized substantial losses in the past years. The volume of classified loans remains high relative to our peers. At June 30, 2006 classified loans were $8.3 million, an increase of $2.2 million, or 36.1%, from $6.1 million at June 30, 2005. This increase is, in part, attributable to our new stricter internal policies relating to the identification and monitoring of our problem loans as well as the problems experienced in the commercial, commercial business and consumer loan portfolios. In addition to the classified loans, we identified an additional $7.1 million of loans at June 30, 2006 on our internal watch list including $5.1 million, $700,000, $1.0 million and $300,000 of commercial real estate, commercial business, one-to-four family and consumer loans, respectively. We identified these loans as high risk loans and any deterioration in their financial condition could further increase our classified loans.

     Our ratio of non-performing assets to total assets has decreased from 2.2% at June 30, 2005 to 0.6% at June 30, 2006. The decrease in non-performing assets does not indicate an improvement in the quality of our loan portfolio as evidenced by the increase in our classified loans. The decrease was primarily the result of payoffs and charge-offs on impaired loans (which includes nonaccrual loans) identified in 2005.

     During the year ended June 30, 2006 we had loan charge-offs, net of recoveries, of $1.9 million compared to $722,000 for the fiscal year ended June 30, 2005. Of the charge-offs during the current year, $1.7 million, or 89.5%, related to commercial business loans.

     If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease further. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluates economic conditions. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in the need for additions to our allowance. Material additions to the allowance could materially decrease our net income. Our allowance for loan losses was 1.7% of total loans and 184.5% of non-performing assets at June 30, 2006, however, at June 30, 2006 our allowance was only 29.8% of total classified loans.

     In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

     We are subject to extensive government regulation and supervision. We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. For additional information, see the section in this Item 1 captioned "Regulation of First Home."

     We have had turnover in a senior management and as a result our growth and profitability could be adversely affected. Our success is, and is expected to remain, highly dependent on our executive management team. This is particularly true because, as a community bank, we depend on management's ties to the community to generate business for us. Our growth will continue to place significant demands on our management. Our operations have been affected by changes in senior management. In September 2005 our Chief Executive Officer resigned and we hired a new Chief Executive Officer on December 16, 2005. On September 18, 2006 our Chief Financial Officer left the Company and the Chief Executive Officer became the acting interim Chief Financial Officer.

     If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits. In connection with the enactment of the Sarbanes-Oxley Act of 2002 and the implementation of the rules and regulations promulgated by the SEC, the Company evaluates its internal control over financial reporting. If the Company fails to identify and correct any significant deficiencies in the design or operating effectiveness of its internal control over financial reporting or fail to prevent fraud, current and potential shareholders and depositors could lose confidence in our internal controls and financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

     We determined that at June 30, 2006 our disclosure procedures and controls were not effective. More specifically, at June 30, 2006 we did not properly identify or record certain transactions related to the other than temporary impairment of two equity securities. For further information see "Item 8A Controls and Procedures - Evaluation of Disclosure Controls and Procedures" included herein.

Market Area

     The Savings Bank is headquartered in the town of Mountain Grove, in Wright County, Missouri. Wright County has a population of approximately 17,000 and its economy is highly diversified, with an emphasis on the beef and dairy industry. The Savings Bank's market area is predominantly rural in nature and its deposit taking and lending activities primarily encompass Wright, Webster, Douglas, Christian, Ozark, Stone and Taney counties. Significant companies in the area include Hutchens Steel, Bore Flex, Inc., Copeland Corporation, Dairy Farmers of America and WoodPro Cabinetry. The Savings Bank also transacts a significant amount of business in Texas and Greene Counties, Missouri. The Savings Bank's market area, especially Ozark County because of its proximity to Norfolk and Bull Shoals lakes, has experienced a rather slow but steady growth from retirees. Economic conditions in the Savings Bank's market area have been relatively stable.

Selected Consolidated Financial Information

     This information is incorporated by reference to pages 4 and 5 of the 2006 Annual Report to Stockholders ("Annual Report") attached hereto as
Exhibit 13.

Average Balances, Yields Earned and Rates Paid

     This information is incorporated by reference to page 13 of the Annual Report attached hereto as Exhibit 13.

Yields Earned and Rates Paid

     This information is incorporated by reference to page 15 of the Annual Report attached hereto as Exhibit 13.

Rate/Volume Analysis

     This information is incorporated by reference to page 16 of the Annual Report attached hereto as Exhibit 13.

Lending Activities

     General. The principal lending activity of the Savings Bank is the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing one-to-four family owner occupied homes within its primary market area. In an attempt to diversify its lending portfolio, however, the Savings Bank also originates commercial real estate loans, land loans, commercial business loans and consumer loans such as mobile home loans, automobile and loans secured by savings accounts. The ratios of residential and commercial real estate loans to total loans has shifted gradually in recent years as a result of a significant decrease in one-to-four family residential portfolio and the Savings Bank's increase in commercial and agricultural lending. Additionally, the Savings Bank has used the Small Business Administration's ("SBA") guaranteed programs since September 2000. As of June 30, 2006, 38 commercial business and commercial real estate loans with an aggregate balance of $8.7 million have SBA guarantees.

     In addition to loans within the Savings Bank's primary market area, the Savings Bank also has originated five one-to-four family loans and eight commercial real estate loans in Arkansas, California, Colorado, Nebraska, and Oregon. The 13 loans had an aggregate balance of $3.3 million at June 30, 2006. These loans were performing according to their scheduled terms at June 30, 2006.

     At June 30, 2006, the Savings Bank's net loans receivable totaled $142.0 million representing 62.2% of consolidated total assets. Historically, the Savings Bank has primarily originated ARM loan products. At June 30, 2006, ARM loans with a maturity date after June 30, 2007 accounted for $118.4 million or 83.4% of the total loan portfolio and 90.2% of loans secured by real estate. The Savings Bank focuses on serving the needs of its local community and strongly believes in a lending philosophy that emphasizes individual customer service and flexibility in meeting the needs of its customers. During the past four years the Savings Bank has experienced a significant decline in its one-to-four family loan portfolio. As a result, subsequent to June 30, 2006 the Savings Bank began offering long-term fixed rate loans that qualify for sale in the secondary market to better meet the needs of its customers in the current interest rate environment. While the sale of loans in the secondary market will not increase the Savings Bank's loan portfolio, it will afford the Savings Bank the opportunity to generate fee income and to maintain a relationship with its customers who want a fixed rate product. In addition, the Savings Bank currently anticipates that it will retain a few fixed rate mortgage loans in its portfolio. The loans that are retained in the Savings Bank's portfolio are expected to have a higher interest rate than the loans that are sold in the secondary market. Generally, loans that are retained in the Savings Bank's portfolio will be small loans ($50,000 or less) where the costs of selling such loans in the secondary market is too great or loans where the value of the acreage is too great for the residence to qualify under the secondary market standard. Both of these are common occurrences in the Savings Bank's primary trade market in rural Missouri.

     Loan Portfolio Analysis. The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan as of the dates indicated. Construction loans are included in residential and commercial loans depending on the type of security as these loans are typically made with the intent to convert to permanent financing. At June 30, 2006, the Savings Bank had $5.1 million, or 3.4% of total loans, in interim construction loans in its portfolio of which all were for residential construction, as described below. Because of the long-term nature and amount of its construction loans, the Savings Bank does not separately account for these types of loans.

                                                    At June 30,
                                     ---------------------------------------
                                           2006                   2005
                                     -----------------      ----------------
                                     Amount    Percent      Amount   Percent
                                     ------    -------      ------   -------
                                              (Dollars in thousands)
Type of Loan:
  Residential                      $  82,519     55.59%    $ 89,220    54.36%
  Commercial real estate (1)          37,097     24.99       41,492    25.28
  Land                                 7,949      5.36        9,450     5.76
  Second mortgage loans                3,659      2.47        4,161     2.54
                                    --------    ------     --------   ------
    Total mortgage loans             131,224     88.41      144,323    87.94
                                    --------    ------     --------   ------
Other Loans:
  Automobile loans                     3,467      2.34        4,910     2.99
  Savings account loans                1,709      1.15        1,709     1.04
  Mobile home loans                    2,438      1.64        2,139     1.30
  Other consumer                       1,060      0.71          979      .60
  Commercial business                  8,532      5.75       10,057     6.13
                                    --------    ------     --------   ------
    Total other loans                 17,206     11.59       19,794    12.06
                                    --------    ------     --------   ------
    Total loans                      148,430    100.00%     164,117   100.00%
                                                ======     ========
Add:
  Unamortized deferred loan costs,
   net of origination fees               184                    201
Less:
  Undisbursed loans in process         4,153                  3,324
  Allowance for possible loan
   losses                              2,474                  2,851
                                    --------               --------
Total loans receivable, net         $141,987               $158,143
                                    ========               ========
--------------
(1)  Includes multi-family residential loans.

     One-to-Four Family Residential Loans. The primary lending activity of the Savings Bank has been the origination of residential mortgage loans to enable borrowers to purchase existing homes, to construct new one-to-four family homes or refinance existing debt on their homes. Management believes that this policy of focusing on one-to-four family residential mortgage loans has been successful in contributing to interest income. The increases in delinquencies and losses over the last three years have primarily been the result of other lending activities rather than one-to-four family residential mortgage lending. At June 30, 2006, $82.5 million, or 55.6% of the Savings Bank's gross loan portfolio, consisted of residential mortgage loans (almost all of which are non-indexed ARMs, with the principal amortizing over loan terms ranging from 10 to 30 years). Since 1973 until the current year, the Savings Bank had originated almost exclusively ARM loan products. Initially, ARM loans were indexed to the Savings Bank's cost of funds. In 1979, the Savings Bank discontinued the use of the indexed ARM loans and changed to its current policy of non-indexed ARMs, which generally allows, but does not require, the Savings Bank to adjust the interest rate once a year, up or down, not to exceed 1% per year. Loans of this nature originated after 1988 generally were limited to a 6% maximum increase over the life of the loan. During the current year, the Savings Bank began offering fixed rate one-to-four family residential mortgage lending in an effort to compete with products offered by other lenders.

     The Savings Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans to 100% of the lesser of the appraised value or purchase price of the underlying residential property. Loans exceeding 80% loan to value have a higher interest rate (portfolio loans) and loans exceeding 90% loan to value have private mortgage insurance, which reduces the loan-to-value ratio to 78%. Reducing the loan to value ratio of these loans limits the Savings Bank's exposure and allows these loans to qualify for sale in the secondary market. The Savings Bank requires title insurance, fire and casualty coverage and a flood zone determination on all mortgage loans originated or purchased. All of the Savings Bank's real estate loans contain "due on sale" clauses. In prior years, the Savings Bank's personnel prepared all property evaluations at no expense to the borrower unless the property is outside its normal lending territory or the loan exceeds $250,000, in which event, independent appraisers are utilized. During the current year, the Savings Bank changed its practice and now obtains independent appraisals on all mortgage loans.

     At June 30, 2006, the Savings Bank had $5.1 million in residential construction loans in its portfolio with maximum loan to value ratios of 85% based upon the estimated value upon completion. Typically, the Savings Bank limits its construction lending to individuals who are building their primary residences. Generally, loan proceeds are disbursed in increments as construction progresses based on invoices presented to the Savings Bank. Construction financing generally is considered to involve a higher degree of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost of construction. During the construction phase, a number of factors could result in delays and cost overruns. The Savings Bank has sought to minimize this risk by primarily limiting construction lending to qualified borrowers in the Savings Bank's market area. At June 30, 2006, speculative construction loans amounted to $726,000, or 0.5% of the total loan portfolio and custom construction loans amounted to $4.4 million, or 2.9% of the total loan portfolio. The majority of these loans are converted into permanent residential real estate loans. During construction, these loans typically require monthly interest-only payments. Once construction is completed, these loans convert to monthly principal and interest based on amortization schedules for conventional residential or commercial buildings.

     Second Mortgage Loans. The Savings Bank offers fixed and adjustable rate second mortgage loans that are usually made on the security of the borrower's residence. Loans normally do not exceed 80% of the appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 10 years requiring monthly payments of principal and interest. At June 30, 2006, second mortgage loans amounted to $3.7 million, or 2.5% of total loans of the Savings Bank.

     Land and Commercial Real Estate Loans. The Savings Bank had loans outstanding secured by land and commercial real estate of $45.0 million, or 30.4% of the Savings Bank's gross loan portfolio, at June 30, 2006. The commercial real estate loans originated by the Savings Bank amounted to $37.1 million, or 25.0%, and are primarily located in the Savings Bank's market area. The average size of these loans is $143,000. These loans typically are made with a fixed rate for one to five years and then adjust at least annually, thereafter based on prime rate or the Constant Maturity Treasury Index ("CMT"). The Savings Bank's commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type. Land loans amounted to $7.9 million, or 5.4% of the total loan portfolio at June 30, 2006 and are secured primarily by property located in the Savings Bank's primary market area. The Savings Bank's land loans generally are secured by farm land used in beef or dairy operations and involve the risks associated with general agricultural or ranching operations. These risks include adverse weather conditions, fluctuating market prices of both final product and production costs, factors affecting the physical condition of the cattle and government regulations.

     The Savings Bank's largest commercial real estate loan at June 30, 2006 was a $1.9 million loan. The loan is for a term of 15 years and is collateralized by an industrial commercial building located in Mountain Grove, Missouri. At June 30, 2006, the loan was performing according to its repayment terms.

     Loans secured by farm properties are of particular concern since repayment is dependent upon the successful operation of the farming operations, which is greatly contingent on various factors outside the control of the Savings Bank or the borrower. These factors include adverse weather conditions, fluctuating market prices of both final product and production costs, factors affecting the physical condition of the cattle and government regulations.

     Of primary concern in commercial real estate lending is the feasibility and cash flow potential of the property along with the borrower's creditworthiness and the value of the underlying collateral. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to supply and demand in the market in the type of property securing the loan and therefore, may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, the borrowers' ability to repay the loan may be impaired. Commercial real estate loans also tend to have shorter maturities than residential mortgage loans and may not be fully amortizing, meaning that they may have a significant principal balance or "balloon" payment due on maturity. In addition, commercial real estate properties, particularly industrial properties, are generally subject to relatively greater environmental risks than non-commercial properties and to the corresponding burdens and costs of compliance with environmental laws and regulations.
Also, there may be costs and delays involved in enforcing rights of a property owner against tenants in default under the terms of leases with respect to commercial properties. For example, tenants may seek the protection of the bankruptcy laws, which could result in termination of lease contracts, reducing cash flow.

     At June 30, 2006, multi-family residential loans were approximately $1.4 million, or 1.0% of the Savings Bank's gross loan portfolio consisted of five loans secured by multi-family residential real estate. Multi-family real estate loans are generally originated at 80% of the appraised value of the property or selling price, whichever is less, and carry interest rates that are fixed for 1-5 years and then adjust annually based on the CMT with the principal amortized over 15 to 30 years. Loans secured by multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential loans. In addition, multi-family real estate loans carry risks similar to those associated with commercial real estate lending. For a discussion of these risks, see " -- Consumer and Commercial Business Loans." At June 30, 2006, four of the loans were performing according to payment terms and one loan was delinquent by one monthly payment.

     Consumer. The Savings Bank's consumer loans consist of automobile loans, recreational vehicles, mobile home loans, savings account loans, and various other consumer loans. At June 30, 2006, the Savings Bank's consumer loans totaled $8.7 million, or 5.8% of the Savings Bank's total loans. Subject to market conditions, management expects to continue to market and originate consumer loans as part of its strategy to provide a wide range of personal financial services to its depository customer base and as a means to enhance the interest rate sensitivity of the Savings Bank's interest-earning assets and its interest rate spread.

     At June 30, 2006, the Savings Bank's loan portfolio secured by automobiles amounted to $3.5 million, or 2.3% of total loans. These loans are originated directly with the borrower with a maximum term of 60 months. The Savings Bank may lend up to 100% of the purchase price of a new automobile or up to the National Automobile Dealers Association published loan value for a used vehicle. The Savings Bank requires all borrowers to maintain automobile insurance, including collision, fire and theft insurance, with the Savings Bank listed as loss payee.

     Loans secured by mobile homes at June 30, 2006 were $2.4 million, or 1.6% of total loans. These loans are generally considered to involve relatively higher credit risk as compared with conventional one-to-four family residential mortgage loans. The age, size and overall condition of the mobile home are additional factors in the mobile home loan underwriting consideration
process.   The Savings Bank's procedures for underwriting consumer loans include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the borrower's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount.

     Consumer loans are considered a greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, mobile homes, boats and recreational vehicles. Any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Consumer loans may also give rise to claims and defenses by a borrower against an assignee of such loans such as the Savings Bank, and a borrower may be able to assert against the assignee claims and defenses that it has against the seller of the underlying collateral. The largest balance of consumer loans are loans for automobiles, boats , recreational vehicles, mobile homes and small unsecured loans. The Savings Bank's delinquency levels for these types of loans are reflective of these risks. Several factors which contributed to the increase in delinquencies and charge-offs of consumer loans during fiscal 2006 were that the Savings Bank did not include all relevant parties on note agreements and related documents, lack of regular monitoring procedures on delinquent or problem loans, and lack of prompt or no repossession of underlying collateral on seriously delinquent loans. At June 30, 2006, only $3,000 of the Savings Bank's consumer loan portfolio was 90 days or more past due. However, $148,000 was on nonaccrual status at June 30, 2006.

     Commercial Business Loans. Commercial business loans consist of loans to businesses with no real estate as security, such as business equipment loans, farm equipment loans and cattle loans. As of June 30, 2006, these loans totaled $8.5 million See "-- Non-Performing Assets and Delinquencies" and "

Reserve for Loan Losses" for data on loans originated by the Savings Bank and categorized as "other loans" in the past three fiscal years.

     At June 30, 2006, the average size of a loan in the commercial business category was $43,000. These loans are typically structured with maturities of five years or less and have variable interest rates based on the prime rate. The largest commercial loan at June 30, 2006 was a line of credit loan to an area family-owned automobile dealership. At June 30, 2006 the balance of this loan was $408,000 and it was performing according to its repayment terms.

     Commercial business loans are often larger and may involve greater risk than other types of lending. Because payments on such loans are often dependent on successful operation of the business involved, repayment of such loans may be subject to adverse conditions in the economy. In recognition of this risk, the Savings Bank attempts to make loans secured by adequate collateral to provide the majority of repayment of the principal balance when business operations are not successful. However, collateral for these types of loans may quickly decline in market value through normal usage and changes in technology and may fluctuate in value based on the success of the business. In addition, the Savings Bank limits this type of lending to its market area and to borrowers with which it has prior experience or who are otherwise well known to the Savings Bank.

     The substantial increase in non-performing loans and delinquencies, as well as charge-offs, in the Savings Bank's commercial business loans during the year ended June 30, 2006 reflects underwriting and credit analysis weaknesses rather than weaknesses in the overall economic condition of the Savings Bank's market area. In addition to the problems experienced by the borrowers, the collateral underlying these loans was in many instances not properly securitized by the Savings Bank and regular inspections were not performed. Also, the collateral was not adequately analyzed at the time of the loan origination. The Savings Bank has recently implemented procedures to monitor the financial performance of its commercial portfolio.

Loan Maturity and Repricing

     The following table sets forth scheduled contractual amortization of loans at June 30, 2006 and the dollar amount of such loans at that date which are scheduled to mature after one year and have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                          At June 30, 2006
                      ------------------------------------------------------
                          Non-   Commercial
                      Commercial    Real                 Commercial
                       Mortgage    Estate    Consumer     Business      Total
                         Loans      Loans      Loans       Loans        Loans
                         -----      -----      -----       -----        -----

Amounts due:
  Within one year     $  4,202    $ 2,492     $ 2,358     $ 3,591     $ 12,643
  After one year
   through three
   years                   752      1,532       2,566       1,229        6,079
  After three
   years through
   five years            1,595        237       1,385       2,127        5,344
  After five years      87,578     32,836       2,365       1,585      124,364
                      --------    -------     -------     -------     --------
    Total             $ 94,127    $37,097     $ 8,674     $ 8,532     $148,430
                      ========    =======     =======     =======     ========

                       (table continued on following page)

                                          At June 30, 2006
                      ------------------------------------------------------
                          Non-   Commercial
                      Commercial    Real                 Commercial
                       Mortgage    Estate    Consumer     Business      Total
                         Loans      Loans      Loans       Loans        Loans
                         -----      -----      -----       -----        -----

Interest rate terms
  on amounts due
  after one year:
    Fixed             $  3,872   $  2,243     $ 4,292     $ 3,978     $ 14,385
    Adjustable          86,053     32,362       2,024         963      121,402
                      --------   --------     -------     -------     --------
       Total          $ 89,925   $ 34,605     $ 6,316     $ 4,941     $135,787
                      ========   ========     =======     =======     ========


     Mortgage Loan Solicitation and Processing. The Savings Bank's main source of loans is from contact and relationships with real estate agents,
referrals from customers, and to a lesser extent walk-in applicants.   Once a
loan application is received, a credit report, along with verification of income is obtained. Then asset and liability verification as an appraisal of the proposed collateral is ordered. Real estate appraisals are completed by independent appraisers on all one-to four family loans originated after March 2006 and on all other real estate secured loans. The application is then reviewed by the loan officer and action is taken or loan write-up is presented to the Savings Bank's loan committee if the amount is greater than the loan officer's lending authority.

     Commercial and commercial real estate loans are also primarily obtained through referrals or loan officer contacts. While loan officers are delegated reasonable commitment authority based on their qualification, credit decisions on significant commercial loans and commercial real estate loans are made by the loan committee, which is made up of senior loan officers and members of the Board of Directors.

     Consumer loans are originated through referrals and existing deposit and loan customers of the Savings Bank. Consumer loan applications below set limits may be processed at branch locations or by loan documentation personnel at the main office.

     Loan Originations, Purchases and Sales. The Savings Bank has never sold loans in the secondary market.

     The following table shows total mortgage loans originated, purchased, sold and repaid during the periods indicated.

                                                      Years Ended June 30,
                                                      --------------------
                                                       2006          2005
                                                       ----          ----
                                                        (In thousands)

Total mortgage loans at beginning of period          $ 144,323   $ 148,436
                                                     ---------   ---------
Loans originated:
  One-to-four family residential                        27,839      23,711
  Multi-family residential and
    commercial real estate                               7,715      10,709
  Land                                                   2,612       3,334
                                                     ---------   ---------
     Total loans originated                             38,166      37,754
                                                     ---------   ---------
Loans purchased:
  Participation loans-commercial real estate                 -           -
                                                     ---------   ---------
     Total loans purchased                                   -           -

Mortgage loan principal repayments                      50,839      40,926
                                                     ---------   ---------
Other-loans charged-off or
  transferred to other real estate(1)                      426         941
                                                     ---------   ---------
     Total other activity                                  426         941
                                                     ---------   ---------
Total gross mortgage loans at end of period          $ 131,224   $ 144,323
                                                     =========   =========
------------
(1) Loans transferred to real estate owned amounted to $323,000 and $754,000 during fiscal 2006 and 2005, respectively. Mortgage loans charged-off amounted to $103,000 and $187,000 during fiscal 2006 and 2005, respectively.

     Loan Commitments. The Savings Bank issues commitments for one-to-four family residential loans that are honored for up to a maximum of 60 days from approval. If the commitment expires, it is generally renewed upon request without penalty or expense to the borrower at the current market rate. The Savings Bank had outstanding net loan commitments of $1.9 million at June 30, 2006. See Note 13 of the Notes to the Consolidated Financial Statements contained in the Annual Report.

     Non-Performing Assets and Delinquencies. The Savings Bank generally institutes collection procedures when a monthly payment is two to four weeks delinquent. A first notice is generally mailed to the borrower, or a phone call is made. If necessary, a second notice follows at the end of the next two week period. In most cases, delinquencies are cured promptly; however, if the Savings Bank is unable to make contact with the borrower to obtain full payment, or, full payment is not possible, and the Savings Bank cannot work out a repayment schedule, a notice to commence foreclosure may be mailed to the borrower. The Savings Bank makes every reasonable effort, however, to work with delinquent borrowers. Understanding that borrowers sometimes cannot make payments because of illness, loss of employment, etc., the Savings Bank will attempt to work with delinquent borrowers who are communicating and cooperating with the Savings Bank.

     The Savings Bank institutes the same collection procedures for non-mortgage loans.

     The Savings Bank has implemented several new procedures between March 31, 2006 and June 30, 2006 in identifying watch list credits. All loans greater than $50,000 that are 30 days or more past due or loans that have had events occur that raise questions as to the ability of the loan to perform in the future, is added to the watch list. On a quarterly basis, the account officer must complete a write-up on the credit giving an update and outlining the status of the credit and what is expected to remove the credit from the watch list. Classified assets increased significantly at June 30, 2006 in part as a result of implementing this procedure March 31, 2006.

     The Board of Directors is informed on a monthly basis as to the status of all mortgage and non-mortgage loans that are delinquent, as well as the status on all loans currently in foreclosure or real estate owned by the Savings Bank through foreclosure.

     The table below sets forth the amounts and categories of non-performing assets in the Savings Bank's loan portfolio at the dates indicated. Loans are placed on nonaccrual status when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past-due 90 days or more. Any accrued but uncollected interest previously recorded on such loans is generally reversed in the current period and interest income is subsequently recognized upon collection. The Savings Bank would have recorded interest income on nonaccrual loans of $117,000 and $167,000 during the years ended June 30, 2006 and 2005, respectively, if such loans had been performing during such periods.

     Nonaccrual loans decreased from $2.9 million at June 30, 2005 to $841,000 at June 30, 2006. The balance of nonaccrual loans at June 30, 2005 consisted primarily of commercial loans to one borrower and related companies that had filed for protection under Chapter 11 bankruptcy. During fiscal 2006, these loans were either charged-off or refinanced under the bankruptcy plan. Loans past due 90 days or more and still accruing interest have decreased from $148,000 at June 30, 2005 to $3,000 at June 30, 2006.

     The Savings Bank considers all nonaccrual loans and loans past due 90 days or more to be impaired. Subsequent to June 30, 2006, one of these loans underwent foreclosure proceeding with a subsequent charge-off of $50,000. The remaining loans are being closely monitored and necessary action will be taken if they become more seriously delinquent or the Savings Bank obtains information of probable significant loss.

     One-to-four family loans which are 60 or more days but less than 91 days past due have decreased during the fiscal year 2006. This is partially attributable to Savings Bank personnel's concentrated efforts on working with borrowers who were past due in fiscal 2005. Not only did this process reduce the amount of residential loans past due 60 days or more during fiscal 2006, it also moved a number of these loans into the current category.

     The following table sets forth information with respect to the Savings Bank's non-performing assets at the dates indicated. At June 30, 2005, there was one restructured loan of $428,000 which is included in the commercial business line item as a nonaccrual loan. During 2006, this loan resulted in a charge-off of $396,000. At June 30, 2006, there were two restructured loans totaling $37,000 which are included in the commercial business line item as nonaccrual loans. The decrease in total loans, net loans and total consolidated assets was also a factor in the percentage increases in nonperforming loans.

                                                            At June 30,
                                                       -------------------
                                                        2006         2005
                                                       ------       ------
Loans accounted for on a nonaccrual basis              (Dollars in thousands)
   Real estate:
     Residential                                       $  322       $  221
     Commercial                                           306        1,112
   Commercial business                                     65        1,502
   Consumer                                               148           19
                                                       ------       ------
        Total                                          $  841       $2,854
                                                       ======       ======

Accruing loans which are contractually
 Past due 90 days or more:
   Real estate:
     Residential                                       $    -       $   63
     Commercial                                             -           30
   Commercial business                                      -            -
   Consumer                                                 3           55
                                                       ------       ------
        Total                                          $    3       $  148
                                                       ======       ======
   Total of nonaccrual and
    90 days past due loans                             $  844       $3,002

Real estate owned                                         497          340
Other non-performing assets
 Impaired loans not past due or past due
   less than 60 days                                        -        2,044

                                                       ------       ------
        Total non-performing assets                    $1,341       $5,386
                                                       ======       ======
Total loans delinquent 90 days
 or more to net loans                                    0.59%        1.90%

Total loans delinquent 90 days
 or more to total consolidated assets                    0.37%        1.23%

Total non-performing assets
 to total consolidated assets                            0.59%        2.21%

     As of June 30, 2006, the Savings Bank had loans with an aggregate outstanding balance of $8.3 million with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual loan category. In addition, the Savings Bank has identified an additional $7.1 million of loans on its internal watch list to review quarterly for any deterioration in their capacity to perform as agreed.

     Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. An asset is classified substandard when it is inadequately protected by the current new worth and paying capacity of the borrower or by the collateral pledged, if any. Assets so classified must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. The Savings Bank's policy is to classify as substandard, for example, any loan, irrespective of payment record or collateral value, when a bankruptcy filing occurs, the pay record becomes erratic (i.e., miss several monthly payments, but make double payments in the future), or a loan becomes contractually delinquent by three monthly payments. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses for the full amount of the portion of the asset classified as loss or charge-off such amount. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. During a State of Missouri Division of Finance regulatory examination which began in June 2005, several loans, which the Savings Bank had not previously identified as classified assets, were identified as classified assets by the examiners. In light of this, an extensive review was conducted by an outside consultant of the majority of outstanding loans and current underwriting and monitoring procedures in the fall of 2005. This review noted several weaknesses in the internal monitoring procedures of the Savings Bank. This report was also critical of the underwriting of some of the credits. Management is taking steps to address these weaknesses. A follow-up review is scheduled with the same consultant for the fall of 2006. The Savings Bank also utilizes an internal classification of "special mention" for those loans requiring additional monitoring, as described below.

     At June 30, 2006 and 2005 the aggregate amounts of the Savings Bank's classified assets as determined by the Savings Bank, and of the Savings Bank's general and specific loss allowances and charge-offs, were as follows:

                                                At June 30,
                                          --------------------
                                           2006          2005
                                          ------        ------
                                              (In thousands)
Loss                                      $    -        $1,122
Doubtful                                     686         1,087
Substandard assets                         5,898         3,841
Special mention                            1,681             -
                                          ------        ------
   Total classified assets                $8,265        $6,050
                                          ======        ======

General loss allowances                   $2,474        $1,729
Specific loss allowances                       -         1,122
                                          ------        ------
   Total loss allowances                  $2,474        $2,851
                                          ======        ======

Net charge-offs                           $1,897        $  722


     Prior to fiscal 2006, the Savings Bank did not use a special mention category in its loan classification process. A category titled 'watch' is used by the Savings Bank to monitor loans which are not typical in their repayment terms, collateral, or a situation with the borrower that may create repayment difficulties in the future. Loans classified as special mention are designated when the ability to meet current payment schedules is questionable, even though interest and principle are still being paid as agreed. Loans classified as substandard, therefore, have one or more defined weaknesses and are characterized by the distinct possibility the Savings Bank will sustain some loss if the deficiencies are not corrected. The Savings Bank's policy is to classify as substandard, for example, any loan, irrespective of payment record or collateral value, when a bankruptcy filing occurs, the pay record becomes erratic (i.e., miss several monthly payments, but make double payments in the future), or a loan becomes contractually delinquent by three monthly payments. The $2.1 million increase in substandard assets to $5.9 million at June 30, 2006 from $3.8 million at June 30, 2005 was the result of the classification of certain loans with erratic payment histories and the possibility of inadequate collateral. The decrease in specific loss allowances was attributable to the charge-off of commercial loans to one borrower and related companies that had filed for protection under Chapter 11 bankruptcy.

     At June 30, 2006, the Savings Bank's largest substandard loans to one borrower consisted of five loans to an individual and related interests with a collective outstanding balance of $1.8 million. These loans were past due less than 60 days. The borrower had experienced cash flow difficulties several times in the last twelve months. The loans are collateralized by first deeds of trust on real estate and a security interest in equipment and inventory.

     During the year ended June 30, 2006, the Company made a number of announcements with respect to the decline in its asset quality and the effect on its earnings.

     On September 9, 2005, the Company disclosed its earnings for the quarter and the year ended June 30, 2005 and announced that it had a net loss of $652,000 for the quarter. Included in the net loss for the quarter ended June 30, 2005 was a provision for the increase in allowance for loan losses of $1.8 million, as previously announced. The increase in the allowance for loan losses was in connection with the Savings Bank's determination that there had been further adverse developments with respect to certain loans in its loan portfolio. The approximate after tax effect of the provision to increase the allowance for loan losses was a $1.1 million reduction in net income for the quarter ended June 30, 2005.

     On October 21, 2005, the Company announced it would increase its allowance for loan losses by $791,000 as a result of adverse developments with respect to certain loans in its portfolio. The determination was the result of an examination of the loan portfolio by a third party and the implementation of stricter standards in identifying and analyzing classified assets. The decrease in earnings on an after tax basis was $498,000.

     On July 20, 2006, the Company reported a $407,000 increase in its allowance for loan losses as a result of additional adverse developments identified in its loan portfolio. A loss of $234,000 was also recorded on the write-down of land owned for future expansion and a $161,000 loss on the sales of securities. The after tax effect on earnings was a decrease of $506,000.

     Finally on September 25, 2006, the Company became aware after the September 1, 2006 release of earnings, that as of June 30, 2006, the Company had not identified or recorded certain transactions related to the other than temporary impairment of two equity securities. These transactions resulted in a charge to earnings of $260,260 and were identified after discussion with the Company's independent registered public accounting firm and were corrected after the September 1, 2006 release of the Company's earnings for the fourth quarter and year ended June 30, 2006. The provision for impairment of securities available-for-sale resulted in a reduction of net income totaling $219,827.

     Real Estate Owned. Real estate owned includes real estate held for sale and real estate acquired in the settlement of loans, which, is recorded at the lower of the remaining loan balance or estimated fair value less the estimated costs to sell the asset. Any write down at the time of foreclosure is charged against the allowance for loan losses. Subsequently, net expenses related to holding the property and declines in the market value are charged against income. At June 30, 2006, five properties were held as real estate owned with a total value of $497,000. At June 30, 2005, nine properties were held as real estate owned with a total value of $340,000.

Allowance for Loan Losses

     Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio.

     The Savings Bank's Asset Classification Committee assesses the allowance for loan losses on a quarterly basis. The Committee analyzes several different factors including delinquency, charge-off rate and the changing risk profile of the Company's loan portfolio, as well as local economic conditions such as unemployment rates, bankruptcies and vacancy rates of business and residential properties.

     Management believes that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period. This may require management to make assumptions about losses on loans; and the impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.

     The allowance for loan losses is evaluated on a regular basis by management and is based on management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

     The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

     The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.

     The Savings Bank had an allowance for loan losses at June 30, 2006 and 2005 of $2.5 million and $2.9 million, respectively. The Savings Bank began experiencing an increase in problem loans during fiscal year 2005. This increase required a significant increase in the allowance for loan losses. At June 30, 2004 the allowance for loan losses was $1.2 million, or .7%, of gross loans compared to $2.9 million, or 1.7%, of gross loans at June 30, 2005. The allowance for loan losses was $2.5 million, or 1.7%, of gross loans at June 30, 2006.

     Management believes that the allowance for loan losses was adequate at June 30, 2006 to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Savings Bank's allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional provision based upon their judgment of information available to them at the time of their examination. Any material increase in the allowance may adversely affect the Savings Bank's financial condition and earnings.

     The following table sets forth an analysis of the Savings Bank's allowance for loan losses for the periods indicated.

                                                          At June 30,
                                                      -------------------
                                                       2006         2005
                                                      ------       ------
                                                    (Dollars in thousands)

Allowance at beginning of period                      $2,851       $1,240
                                                      ------       ------

Provision for loan losses                              1,520        2,333
                                                      ------       ------

Recoveries:
  Residential real estate                                  5            1
  Commercial real estate                                   -            9
  Consumer                                                48           62
  Commercial business                                     50           15
                                                      ------       ------
    Total recoveries                                     103           87
                                                      ------       ------

Charge-offs:
  Residential real estate                                 26          110
  Commercial real estate                                  88           77
  Consumer                                               223          415
  Commercial business                                  1,663          207
                                                      ------       ------
    Total charge-offs                                  2,000          809
                                                      ------       ------
    Net charge-offs                                    1,897          722
                                                      ------       ------
      Allowance at end of period                      $2,474       $2,851
                                                      ======       ======

  Ratio of allowance to total loans
    Outstanding at the end of the period                1.67%        1.74%
  Ratio of net charge-offs to average loans
    Outstanding during the period                       1.29%        0.44%

Allowance for Loan Losses by Category

                                        At June 30, 2006
                  ------------------------------------------------------------
                             2006                           2005
                  ----------------------------   -----------------------------
                            Percent   Percent              Percent    Percent
                              Of      of Gross                of      of Gross
                           Allowance  Loans in             Allowance  Loans in
                           to Gross   Category             to Gross   Category
                           Loans in   to Gross             Loans in   to Gross
                  Amount   Category    Loans     Amount    Category    Loans
                  ------   --------   --------   ------    --------   --------
                                     (Dollars in Thousands)
Real estate --
 mortgage:

  Residential     $  222     0.27%      55.59%   $  217      0.24%     54.36%
  Commercial         726     1.96       24.99       759      1.83      25.28
  Land                25     0.31        5.36        26      0.28       5.76
  Second mortgage
   loans              31     0.86        2.47        32      0.76       2.54
Consumer              82     0.95        5.84       177      1.82       5.93
Commercial
 business          1,388    16.27        5.75     1,640     16.30       6.13
                  ------               ------    ------               ------
    Total
     allowance
     for loan
     losses       $2,474     1.67      100.00%   $2,851      1.74%    100.00%
                  ======               ======    ======               ======

Securities Activity

     Savings and loan associations have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various Federal agencies and of state and municipal governments, deposits at the FHLB-Des Moines, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain minimum levels of liquid assets which vary from time to time. See "REGULATION OF FIRST HOME -- Federal Home Loan Bank System." The Savings Bank may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on securities in relation to return on loans.

     Routine short-term investment decisions, which are reported monthly to the Board of Directors, are made by the President and Chief Executive Officer and Chief Financial Officer, who act within policies established by the Board. Those securities include federally insured certificates of deposit, FHLB term time obligations, bankers acceptances, treasury obligations, U.S. Government agency obligations, mortgage-backed securities, bank qualifying municipal tax exempt bonds, and corporate bonds. Securities not within the parameters of the policies require prior Board approval. Securities are purchased for investment purposes. The goals of the Savings Bank's investment policy are to select securities based on safety first, flexibility second and diversification third. In addition, as a result of the concern with interest rate risk exposure, there has been a focus on short-term investments. At June 30, 2006, the Company's and the Savings Bank's securities portfolio totaled $41.7 million (of which $20.9 million were available for sale) and consisted primarily of federal agency obligations securities, federal agency mortgage-backed securities, common and preferred stocks, and municipal bonds. For further information concerning the Savings Bank's securities portfolio, see Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report.

Securities Analysis

     The following table sets forth the Company's and the Savings Bank's securities portfolio at carrying value at the dates indicated. Securities that are held-to-maturity are shown at amortized cost, and securities that are available-for-sale are shown at the current market value.

                                                  At June 30,
                                  -------------------------------------------
                                         2006                  2005
                                  --------------------   --------------------
                                              Percent                Percent
                                   Book         of        Book         of
                                  Value(1)   Portfolio   Value(1)   Portfolio
                                  --------   ---------   --------   ---------
                                            (Dollars in thousands)
Debt securities:
United States Government
  and Federal agencies
  obligations                     $23,564      56.50%    $26,426      58.72%
Obligations of state and
  political subdivisions            3,782       9.07       3,431       7.62
                                  -------     ------     -------     ------
Federal agency mortgage-
  backed securities                10,451      25.06      10,792      23.98
                                  -------     ------     -------     ------
  Total debt securities            37,797      90.63      40,649      90.32
                                  -------     ------     -------     ------

Equity securities:
FHLB stock                          1,612       3.87       1,904       4.23
Other (2)                           2,297       5.50       2,454       5.45
                                  -------     ------     -------     ------
  Total equity securities           3,909       9.37       4,358       9.68
                                  -------     ------     -------     ------
Total investment securities       $41,706     100.00%    $45,007     100.00%
                                  =======     ======     =======     ======
------------
(1) The market value of the Company's and the Savings Bank's securities portfolio amounted to $41.3 million and $44.9 million at June 30, 2006 and 2005, respectively. At June 30, 2006, the market value of the principal component of the Company's and the Savings Bank securities portfolio which were obligations of U.S. government and federal agencies was $33.6 million.
(2) Other equity securities at June 30, 2006 was comprised of Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock totaling $1.8 million and preferred stock totaling $204,000 in other financial institutions in Missouri.

     The following table sets forth the maturities and weighted average yields of the debt securities (not including federal agency mortgage-backed securities) in the Company's and the Savings Bank's investment securities portfolio at June 30, 2006.




                                           After One                              After Five
                                             Year                                   Years
                         One Year           Through             Through           After Ten
                          or Less          Five Years          Ten Years            Years
                      ---------------    ---------------    ---------------    ---------------
                      Amount    Yield    Amount    Yield    Amount    Yield    Amount    Yield
                      ------    -----    ------    -----    ------    -----    ------    -----
                                              (Dollars in thousands)
United States
 Government and
 Federal
 agencies
 obligations          $6,851    3.74%   $15,213     3.88%   $  500    4.50%    $1,000    5.00%

Obligations of
 state and
 political
 subdivisions            569    3.73      2,174    3.81        835    4.21        204    5.50
                      ------            -------             ------             ------

  Total               $7,420    3.74    $17,387    3.87     $1,335    4.32     $1,204    5.08
                      ======            =======             ======             ======


     At June 30, 2006, the Savings Bank held no security which had an aggregate book value in excess of 10% of the Company's stockholders' equity.

     To supplement lending activities in periods of deposit growth and/or declining loan demand, the Savings Bank has invested in residential mortgage-backed securities. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and market values of the Savings Bank's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements included in the Annual Report. The Savings Bank has invested in federal agency securities issued by FHLMC, FNMA and Government National Mortgage Association ("GNMA"). As of June 30, 2006, 23.1% of the outstanding balance of the mortgage-backed securities had adjustable rates of interest that adjust within the next two years. As of June 30, 2006, the Savings Bank's portfolio included $10.5 million of mortgage-backed securities purchased as investments to supplement the Savings Bank's mortgage lending activities.

     The FHLMC, FNMA and GNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, one-to-four family residential mortgages issued by these government-sponsored entities. As a result, the interest rate risk characteristics of the underlying pool of mortgages, such as fixed- or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. FHLMC and FNMA provide the certificate holder a guarantee of timely payments of interest and ultimate collection of principal, whether or not they have been collected. GNMA's guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the U.S. government. Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that reduce credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Savings Bank.

     The Savings Bank has incorporated into its investment policy the regulatory requirements set forth in the OTS Thrift Bulletin 52, which addresses the selection of securities dealers, securities policies, unsuitable investment practices and mortgage derivative products. At June 30, 2006, the Savings Bank owned no mortgage derivative products.

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

     The Savings Bank experienced significant decreases in regular savings accounts and interest-bearing checking accounts during the year ended June 30, 2006. During the majority of the fiscal year ended June 30, 2006, the rates paid by the Savings Bank were below the rates offered by competitors as the Savings Bank managed its deposits consistent with the reduction in its assets. Beginning in September 2006, rates on the Savings Bank's deposit accounts were increased to be at the median or higher end of the rates paid by area financial institutions.

     The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 2006.

Weighted
Average                                                             Percentage
Interest                                          Minimum            of Total
 Rate    Term            Category                  Amount   Balance  Deposits
-------- -----       -----------------------      -------   ------- ----------
                                                          (Dollars in
                                                           thousands)
0.00%    None        Non-interest bearing        $      -   $12,745    7.11%
1.01%    None        NOW accounts                      25    34,879   19.47
2.37%    None        Super Saver accounts               1    23,420   13.08
1.50%    None        Savings accounts                   -    16,886    9.43

                     Certificates of deposit
                     -----------------------
3.09%    3 months    Fixed term, fixed rate           500     1,293    0.72
4.25%    6 months    Fixed term, fixed rate           500    12,904    7.20
3.54%    12 months   Fixed term, fixed rate           500    18,848   10.52
3.86%    18 months   Fixed term, fixed rate           500     1,359    0.76
3.55%    24 months   Fixed term, fixed rate           500     3,033    1.69
3.40%    30 months   Fixed term, fixed rate           500       956    0.53
3.25%    36 months   Fixed term, fixed rate           500     1,329    0.74
3.66%    48 months   Fixed term, fixed rate           500       769    0.43
3.98%    60 months   Fixed term, fixed rate           500     3,168    1.77
4.02%    72 months   Fixed term, fixed rate           500        10    0.01
5.22%    120 months  Fixed term, fixed rate           500        21    0.01
various  Various     Fixed term, adjustable rate      500    23,274   12.99
various  Various     Jumbo certificates           100,000    24,247   13.54
                                                           --------  ------
                                                           $179,141  100.00%
                                                           ========  ======

     The following table indicates the amount of the Savings Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2006. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

                                                 Jumbo
                                              Certificates
Maturity Period                                Of Deposit
------------------------------------          ------------
                                              (In thousands)
Three months or less                             $ 5,143
After three through six months                     5,937
After six through twelve months                    5,806
After twelve months                                7,361
                                                 -------
   Total                                         $24,247
                                                 =======

Time Deposits by Rates

     The following table sets forth the time deposits in the Savings Bank classified by rates as of the dates indicated.

                                    At June 30,
                               ----------------------
                                2006           2005
                               -------        -------
                                   (In thousands)
0.00 - 1.49%                   $    18        $   916
1.50 - 2.49%                     1,217         29,595
2.50 - 3.49%                     9,610         36,780
3.50 - 4.49%                    37,985         18,957
4.50 - 5.49%                    42,145          2,566
5.50 - 6.49%                       236            492
6.50 - 7.49%                         -            325
Over 7.49%                           -              -
                               -------        -------
Total                          $91,211        $89,631
                               =======        =======


     The following table sets forth the amount and maturities of time deposits at June 30, 2006.

                                                Amount Due
                        ------------------------------------------------------
                                      More        More        More
                                      than        than        than                          Percent
                                    One Year    2 Years     3 Years                         of Total
                        One Year      thru        thru        thru     After 4             Certificate
                        Or less     2 Years     3 Years     4 Years     Years     Total     Accounts
                        --------    --------    -------     -------    -------   -------   -----------
                                                  (In thousands)
0.00 - 1.49%            $    18      $     -    $     -      $    -      $  -    $    18       0.02%
1.50 - 2.49%              1,129           88          -           -         -      1,217       1.33
2.50 - 3.49%              7,445        1,101        867         191         6      9,610      10.54
3.50 - 4.49%             32,443        4,039        789         668        46     37,985      41.64
4.50 - 5.49%             19,436        8,428      8,450       5,447       384     42,145      46.21
5.50 - 6.49%                  -           61        103          72         -        236       0.26
6.50 - 7.49%                  -            -          -           -         -          -          -
Over 7.49%                    -            -          -           -         -          -          -
                        -------      -------    -------      ------      ----    -------     ------
Total                   $60,471      $13,717    $10,209      $6,378      $436    $91,211     100.00%
                        =======      =======    =======      ======      ====    =======     ======



Deposit Flow

     The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Savings Bank at the dates indicated.

                                          At June 30,
                   -----------------------------------------------------------
                             2006                             2005
                   -----------------------------  ----------------------------
                            Percent                         Percent
                              Of       Increase               Of     Increase
                    Amount   Total    (Decrease)   Amount    Total  (Decrease)
                    ------   -----    ----------   ------    -----  ----------
                                   (Dollars in thousands)
Non-interest
 bearing          $ 12,745    7.11%   $    929    $ 11,816    6.31%  $  1,854
NOW checking        34,879   19.47      (3,359)     38,238   20.43      1,047
Regular savings
 accounts           23,420   13.08      (6,454)     29,874   15.96     13,122
Super Saver
 accounts           16,886    9.43        (698)     17,584    9.40    (21,261)
Fixed-rate
 certificates
 which mature (1):
   Within 1 year    51,186   28.57       2,825      48,361   25.85    (10,041)
   After 1 year,
    but within
    2 years          5,520    3.08       1,158       4,362    2.33       (980)
   After 2 years,
    but within
    5 years          3,294    1.84      (1,857)      5,151    2.75       (241)
Adjustable-rate
 certificates       31,211   17.42        (546)     31,757   16.97     (3,604)
                  --------  ------     -------    --------  ------   --------
Total
 certificates       91,211   50.91       1,580      89,631   47.90    (14,866)
                  --------  ------     -------    --------  ------   --------
    Total         $179,141  100.00     $(8,002)   $187,143  100.00%  $(20,104)
                  ========  ======     =======    ========  ======   ========

-----------
(1) At June 30, 2006 and 2005, jumbo certificates of deposit amounted to $24.2 million and $24.4 million, respectively, and IRAs amounted to $24.7 million and $25.1 million at those dates, respectively.

    The following table sets forth the savings activities of the Savings Bank for the periods indicated.

                                 Years Ended June 30,
                                ----------------------
                                  2006          2005
                                --------      --------
                                    (In thousands)
Beginning balance               $187,143      $207,247
                                --------      --------
Net increase (decrease)
 before interest credited        (12,245)      (23,188)
Interest credited                  4,243         3,084
                                --------      --------
Net increase/(decrease) in
 savings deposits                 (8,002)      (20,104)
                                --------      --------
Ending balance                  $179,141      $187,143
                                ========      ========

     In the unlikely event the Savings Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the stockholders of the Savings Bank. Substantially all of the Savings Bank's depositors are residents of the State of Missouri.

     Borrowings. Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes. The Savings Bank also relies on advances from the FHLB-Des Moines to supply funds and to act as a source of liquidity, if needed. The FHLB-Des Moines has served as the Savings Bank's primary borrowing source. Advances from the FHLB-Des Moines are typically secured by the Savings Bank's first mortgage loans. These advances require monthly payments of interest only with principal due at maturity and have fixed rates. These advances were obtained in response to the Savings Bank's previous strong loan demand and limited deposit growth experienced during fiscal years 2001 and 2000. At June 30, 2006, the Savings Bank had $22.0 million in advances from the FHLB-Des Moines.

     The following tables set forth certain information concerning the Savings Bank's borrowings at the dates and for the periods indicated.

                                                At June 30,
                                           ---------------------
                                            2006           2005
                                           ------         ------
Weighted average rate paid on
  FHLB advances                             5.74%          5.50%

                                            Years Ended June 30,
                                           ---------------------
                                            2006           2005
                                           ------         ------
                                           (Dollars in thousands)
Maximum amounts of FHLB advances
  Outstanding at any month end             $28,394        $29,121
Approximate average FHLB advances
  Outstanding                               27,653         29,111
Approximate weighted average rate
  paid on FHLB advances                       5.59%          5.59%

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

Subsidiary Activities

     Fybar Service Corporation ("Fybar") is a Missouri corporation wholly-owned by the Savings Bank. Fybar owns five rental properties. One is an office building in Mountain Grove, Missouri called "The Shannon Centre" which is adjacent to the Savings Bank's drive-in and is currently 71% occupied. The second is a single family residence in Gainesville, Missouri which is currently occupied. The third property is a commercial building in Mountain
Grove, Missouri which is currently fully occupied.   The fourth is a single
family residence in Mountain Grove, Missouri which is currently occupied. The fifth is a commercial building in Sparta, Missouri which is fully occupied.

     Fybar serves as Trustee on all the Savings Bank's deeds of trust, is a registered agent and receives limited income from credit life and accident and health policies written in conjunction with the Savings Bank's loans.

     At June 30, 2006, the Savings Bank had an investment in Fybar of
$576,000.

     First Home Investments, Inc. is a wholly owned subsidiary of the Savings Bank that offers fixed and variable annuities as well as mutual funds to it customers and members of the general public. First Home Investments, Inc. also processes stock and bond trades and provides credit life, disability and health insurance services to the Savings Bank's customers as well as group and individual coverages.

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

     The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. A schedule of fees has also been established for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semi-annual basis, is determined based upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report. For the first half of 2006, the Savings Bank's assessment under the semi-annual assessment procedure was $33,000. Based on the current assessment rates published by the OTS and First Home's total assets of approximately $235.6 million at March 31, 2006, First Home will be required to pay a semi-annual assessment of approximately $33,000 for the second half of calendar year 2006.

     Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily marketable collateral. At June 30, 2006, the Savings Bank's limit on loans to one borrower was $4.0 million. At June 30, 2006, the Savings Bank's largest loan commitment to a related group of borrowers was eight loans totaling $3.9 million, which were all fully funded. These loans are performing according to their original terms.

     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan.

     Federal Deposit Insurance Reform Act of 2005. The Federal Deposit Insurance Reform Act of 2005 ("Reform Act") was signed into law on February 8, 2006 and amended current laws regarding the federal deposit insurance system. Pursuant to the Reform Act, the FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund into one deposit insurance fund, the DIF, on March 31, 2006. The new legislation also abolished the prior minimum 1.25% reserve ratio and the mandatory assessments when the ratio falls below 1.25%. Under the Reform Act, the FDIC, at the beginning of each year, has the flexibility to adjust the DIF's reserve ratio between 1.15% and 1.50% depending upon a variety of factors, including projected losses, economic considerations and assessment rates.

     Pursuant to the Reform Act, effective April 1, 2006, deposit insurance coverage limits were increased from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts, including Keogh accounts and "457 plan" accounts, among others. The current $100,000 limit continues to apply to individual accounts and municipal deposits; however, the Reform Act authorizes the FDIC to review all levels of insurance coverage every five years beginning in 2011, and index such insurance coverage to inflation. Additionally, under the Reform Act, undercapitalized financial institutions are restricted from accepting employee benefit plan deposits. Certain one-time deposit premium assessment credits are also authorized under the Reform Act, and regulations related to the allotment of such credits have recently been issued by the FDIC. To date, however, the credit program has not been finalized and the credits will not be rebated but instead may be applied against premiums at any time, subject to limited exceptions.

     The Reform Act also provides that the FDIC must promulgate final regulations implementing the Reform Act no later than 270 days after its enactment, or by November 5, 2006. Because the FDIC has not promulgated these final regulations, it is difficult to predict the effect, if any, such regulations will have on the Savings Bank's operations.

     Insurance of Accounts and Regulation by the FDIC. The Savings Bank is a member of the DIF, which is administered by the FDIC. The FDIC insures deposits up to the applicable limits and this insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk- based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premiums while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premiums. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. The Reform Act authorizes the FDIC to revise its current risk-based system, subject to public notice and comment, although no deadline was given by Congress for the creation or implementation of such regulations.

     DIF-insured institutions are required to pay a Financing Corporation
(FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarter ended June 30, 2006, the FICO assessment was equal to 1.28 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.

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

     First Home, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Des Moines. First Home complied with this requirement with an investment in FHLB-Des Moines stock of $1.6 million at June 30, 2006.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines. At June 30, 2006, the Savings Bank had $22.0 million of advances from the FHLB-Des Moines.

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

     Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institution's degree of undercapital-ization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 1.5% is deemed to be "critically undercapitalized."

     At June 30, 2006, First Home was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Savings Bank fails to meet any standard prescribed by the Guidelines, ot may require the Savings Bank to submit an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

     Qualified Thrift Lender Test. All savings associations, including First Home, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio asset, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2006, First Home met the test and its qualified thrift lender percentage was 62.6%.

     Any savings association that fails to meet the qualified thrift lender test must convert to a national bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments." As of June 30, 2006, the Savings Bank met the qualified thrift lender test.

     Capital Requirements. The OTS's capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard requires federal savings institutions to maintain Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier I) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At June 30, 2006, the Bank met each of these capital requirements.

     The following table presents the Savings Bank's capital levels as of June 30, 2006.

                                                At June 30, 2006
                                             ----------------------
                                                         Percent of
                                             Amount        Assets
                                             ------      ----------
                                             (Dollars in thousands)
Tangible capital                             $22,706         10.0%
Minimum required tangible capital              3,385          1.5
                                             -------         ----
Excess                                       $19,321          8.5%
                                             =======         ====

Core capital                                 $22,706         10.0%
Minimum required core capital                  9,026          4.0
                                             -------         ----
Excess                                       $13,680          6.0%
                                             =======         ====

Risk-based capital                           $24,428         17.5%
Minimum risk-based capital requirement        11,190          8.0
                                             -------         ----
Excess                                       $13,238          9.5%
                                             =======         ====

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

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Savings Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 2006, the Savings Bank's largest loan outstanding to any one borrower, including related entities, was $3.9 million. At June 30, 2006, that borrower had eight separate loans secured by nine different pieces of real estate. These loans were performing in accordance with their terms at that date.

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

     Transactions with Affiliates. The Savings Bank's authority to engage in transactions with "affiliates" is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board's Regulation W. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. The Company and its non-savings institution subsidiaries would be affiliates of the Savings Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Savings Bank's authority to extend credit to executive officers, directors and 10% stockholders ("insiders"), as well as entities such person's control is limited. The law restricts both the individual and aggregate amount of loans the Savings Bank may make to insiders based, in part, on the Savings Bank's capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

     Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA"), which was enacted in 1999, modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. The Savings Bank is subject to OTS regulations implementing the privacy protection provisions of the GLBA. These regulations require the Savings Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

     Anti-Money Laundering and Customer Identification. Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") on October 26, 2001 in response to the terrorist events of September 11, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. In 2006, Congress re-enacted certain expiring provisions of the USA Patriot Act.

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

     Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934, including the Company.

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

Qualified Thrift Lender Test

     If the Savings Bank fails the qualified thrift lender test, within one year the Company must register as a bank holding company, and will become subject to, the significant activity restrictions applicable to bank holding companies. See "Regulation of First Home -- Qualified Thrift Lender Test" for information regarding the Savings Bank's qualified thrift lender test.

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

     In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). For taxable years beginning after December 31, 1995, the Savings Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Savings Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

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

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank's adjusted current earnings exceed its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

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

     For additional information regarding taxation, see Note 4 of the Notes to the Consolidated Financial Statements included in the Annual Report.

Competition

     The Savings Bank has been, and continues to be, a community-oriented savings institution offering a variety of financial resources to meet the needs of Wright, Webster, Douglas, Ozark, Christian, Stone and Taney counties, Missouri. The Savings Bank also transacts a significant amount of business in Texas and Greene counties, Missouri. The Savings Bank's deposit gathering and lending activities are concentrated in these market areas. At June 30, 2006, the Savings Bank's offices were located in Mountain Grove, Marshfield, Ava, Gainesville, Sparta, Theodosia, Crane, Galena, Kissee Mills and Rockaway Beach, Missouri. A loan production office was located in Springfield, Missouri. This office was converted to a full service branch in July 2006.

     The Savings Bank is the only thrift institution located in Wright County, Missouri. The Savings Bank faces strong competition in the attraction of savings deposits and in the origination of loans. Its most direct competition for savings deposits and loans has historically come from other thrift institutions and from commercial banks, small loan companies and credit unions located in its primary market area, some with a state-wide or regional presence. The Savings Bank also competes with securities firms, money market funds and mutual funds in raising deposits. Many of these institutions are substantially larger and have greater financial resources than the Savings Bank.

     The competitive factors among financial institutions can be classified into two categories; competitive rates and competitive services. Interest rates are widely advertised and thus competitive, especially in the area of time deposits. From a service standpoint, financial institutions compete against each other in types and quality of services. The Savings Bank is generally competitive with other financial institutions in its area with respect to interest rates paid on time and savings deposits, fees charged on deposit accounts, and interest rates charged on loans. With respect to services, the Savings Bank offers a customer service oriented atmosphere which management believes is better suited to its customers' needs than that which is offered by other institutions in the local market.

     The Savings Bank also believes it benefits from its community orientation as well as its relatively high core deposit base.

Executive Officers

     The following table sets forth certain information with respect to the executive officers of the Company and the Savings Bank.

Name                       Age(1)    Position
----                       ------    --------

James W. Duncan             49       President and Chief Executive Officer
                                        of the Company and the Savings Bank

Charles W. Schumacher(2)    53       President and Chief Executive Officer
                                        of the Company and the Savings Bank

Stephen H. Romines (3)      61       Interim President and Chief  Executive
                                        Officer of the Company and the
                                        Savings Bank

Susan J. Uchtman (4)        43       Chief Financial Officer of the Company
                                        and the Savings Bank
-------------
(1) As of June 30, 2006.
(2) Mr. Schumacher resigned as Chairman of the Board, director, President, and Chief Executive Officer of the Company and the Savings Bank effective September 7, 2005.
(3) In connection with Mr. Schumacher's resignation, Mr. Romines was appointed by the Board to serve as Interim President and Chief Executive Officer of the Company and the Savings Bank until a qualified replacement for Mr. Schumacher was found. Mr. Duncan replaced Mr. Romines as President and Chief Executive Officer of the Company and the Savings Bank effective December 19, 2005.
(4) Mrs. Uchtman stepped down from her positions as the Chief Financial Officer of the Corporation and the Savings Bank effective September 18, 2006.

     The principal occupation of each executive officer of the Company is set forth below. All of the officers listed above have held positions with or been employed by the Company for at least five years unless otherwise stated. All executive officers reside in the Savings Bank's primary trade area in Missouri, unless otherwise stated. There are no family relationships among or between the executive officers, unless otherwise stated.

     James W. Duncan joined the Company and Savings Bank as President and Chief Executive Officer effective December 16, 2005. Previously, Mr. Duncan was the Executive Vice President and Chairman of the Loan Department at Southern Missouri Bank and Trust Company in Poplar Bluff, Missouri from 1999-2005.

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

     Stephen H. Romines served as interim President and Chief Executive Officer of the Company and the Saving Bank from September 7, 2005 until December 19, 2005. Mr. Romines retired as a director emeritus of the Company effective December 19, 2005. Prior to that, Mr. Romines had served as President and Chief Executive Officer of First Bancshares, Inc. until 2004 and President and CEO of the Savings Bank until 2002.

     Susan J. Uchtman was employed by First Home since June of 1994. Prior to that, Mrs. Uchtman, a CPA, was employed by Kirkpatrick Phillips & Miller, CPAs, P.C., the Company's former independent auditors, from September 1985 through May 1994.

Personnel

     As of June 30, 2006, the Savings Bank had 100 full-time employees and six part-time employees. The Savings Bank believes that employees play a vital` role in the success of a service company and that the Savings Bank's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

Item 2.  Description of Property

     The following table sets forth information regarding the Savings Bank's offices as of June 30, 2006.



                                                      Net
                                                      Book
                                                      Value        Land        Building
                                        Year          as of        Owned/       Owned/       Square
          Location        County       Opened        6/30/06       Leased       Leased       Footage
-----------------------  ---------  ------------   ------------  -----------  -----------  ------------
                                                    (Dollars
Main Office                                        in thousands)
-----------
142 East First Street     Wright         1911       $  1,275       Owned        Owned       10,700
Mountain Grove, MO 65711

Branch Offices
--------------
1208 N. Jefferson Street  Douglas        1978            313       Owned        Owned        3,500
Ava, MO 65608

103 South Clay Street     Webster        1974            336       Owned        Owned        4,200
Marshfield, MO 65706

203 Elm Street            Ozark          1992            572       Owned        Owned        3,600
Gainesville, MO 65655

7164 Highway 14 East      Christian      1995            227       Owned        Owned        3,000
Sparta, MO 65753

Business Highway 160      Ozark          1997             43       Leased       Leased       1,200
Theodosia, MO 65761

123 Main Street           Stone          1998            226       Owned        Owned        3,800
Crane, MO 65633

                                        (table continued on following page)


                                                      Net
                                                      Book
                                                      Value        Land        Building
                                        Year          as of        Owned/       Owned/       Square
          Location        County       Opened        6/30/06       Leased       Leased       Footage
-----------------------  ---------  ------------   ------------  -----------  -----------  ------------
                                                    (Dollars
                                                   in thousands)

South Side of Square      Stone       1998                57       Owned       Owned         1,600
Galena, MO 65656

20377 US Highway 160      Taney       2000               863       Owned       Owned         2,250
Forsyth, MO 65653

2536 State Highway 176    Taney       2000               446       Owned       Owned         2,500
Rockaway Beach, MO 65740

Drive-in Facilities
-------------------
Route 60 and Oakland      Wright      1986               146       Owned       Owned         1,200
Mountain Grove, MO 65711

223 West Washington       Webster     1993               166       Owned       Owned         1,100
Marshfield, MO 65706

Loan Production Offices
-----------------------
3050 South National       Greene      2006                 2       Leased      Leased          200
Springfield, MO 65804













Item 3.  Legal Proceedings
--------------------------

     From time to time, the Company and the Savings Bank may be involved in various legal proceedings that are incidental to their business. In the opinion of management, neither the Corporation nor the Bank is a party to any current legal proceedings that are material to the financial condition of the Company or the Savings Bank, either individually or in the aggregate.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     None.

                                    PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small
------------------------------------------------------------------------
  Business Issuer Purchases of Equity Securities
  ----------------------------------------------

     The information contained in the section captioned "Common Stock Information" in the Annual Report to Stockholders attached to this Form 10-KSB as Exhibit 13 is incorporated herein by reference. In addition, the "Equity Compensation Plan Information" contained in Part III, Item 11 of this Form 10-KSB is incorporated herein by reference.

Share Repurchase Activity

     The Company continues to repurchase its common stock consistent with Board approved stock repurchase plans. The Company completed ten separate stock repurchase programs between March 9, 1994 and May 28, 2004. In connection with those repurchase programs, a total of 1,248,803 shares of stock were acquired at a total cost of $17.2 million. On May 28, 2004, an 11th repurchase program of 164,336 shares was initiated. As of June 30, 2006, 93,753 shares had been repurchased at a cost of $1.9 million with an average cost per share of $20.11. As of June 30, 2006, 70,583 shares were available for future purchase under the 11th repurchase program.

     The table below sets forth information regarding the Company's repurchases of its common stock during the fourth quarter of fiscal 2006.

                                                                  Maximum
                                               Total Number       Number of
                                                of Shares        Shares that
                                               Purchased as      May Yet Be
                   Total Number     Average      Part of         Purchased
                    of Shares     Price Paid     Publicly        Under the
      Period        Purchased      per Share  Announced Plan        Plan
------------------------------------------------------------------------------

April 1 - 30, 2006      -              -             -             70,713
May 1 - 31, 2006        -              -             -             70,713
June 1 - 30, 2006      130          $ 16.73         130            70,583
                   -----------    -----------   -----------     -----------
Total                  130          $ 16.73         130            70,583
                   -----------    -----------   -----------     -----------

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

     Independent Auditors Reports *
     (a) Consolidated Statements of Financial Condition as of June 30, 2006 and 2005*
     (b) Consolidated Statements of Income for the Years Ended June 30, 2006 and 2005*
     (c) Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2006 and 2005*
     (d) Consolidated Statements of Cash Flows for the Years Ended June 30, 2006 and 2005*
     (e)   Notes to Consolidated Financial Statements*

    * Contained in the Annual Report to Stockholders attached to this Form 10-KSB as Exhibit 13, which is incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report to Stockholders.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

     On April 26, 2006, the Registrant's Audit Committee determined that the firm of Kirkpatrick, Phillips & Miller, CPAs, P.C., Springfield, Missouri, would no longer serve as the Registrant's certifying accountants. The decision to change accountants was made by the Audit Committee of the Board of Directors in consultation with management.

     The report of Kirkpatrick, Phillips & Miller, CPAs, P.C. on the Registrant's financial statements for the 2005 fiscal year did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Registrant's 2005 fiscal year and subsequent interim periods preceding the date of termination of the engagement of Kirkpatrick, Phillips & Miller, CPAs, P.C., the Registrant was not in disagreement with Kirkpatrick, Phillips & Miller, CPAs, P.C. on any matter of accounting principles and practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Kirkpatrick, Phillips & Miller, CPAs, P.C., would have caused Kirkpatrick, Phillips & Miller, CPAs, P.C. to make reference to the subject matter of the disagreement in connection with its report.

     Additionally, during the 2005 year and for the subsequent interim period preceding the date the Registrant determined to terminate Kirkpatrick, Phillips & Miller, CPAs, P.C., there were no reportable matters as defined in Regulation S-B Item 304(a)(1)(iv).

     The Registrant requested that Kirkpatrick, Phillips & Miller, CPAs, P.C. furnish the Registrant with a letter, as promptly as possible, addressed to the Securities and Exchange Commission, stating whether they agree with the statements made in this Item 8, and if not, stating the respects in which they do not agree. The required letter from Kirkpatrick, Phillips & Miller, CPAs, P.C. with respect to the above statements made by the Registrant is filed as and exhibit to the Current Report on Form 8-K filed by the Registrant on May 2, 2006.

     On April 26, 2006, the Registrant's Audit Committee voted to engage McGladrey & Pullen, LLP, Kansas City, Missouri, as the Registrant's certifying accountants for the fiscal year ending June 30, 2006 subject to McGladrey & Pullen's acceptance of this engagement. On April 26, 2006, McGladrey & Pullen, LLP contacted the Registrant accepting the engagement. The Registrant has not consulted with McGladrey & Pullen, LLP during the most recent fiscal year nor during any subsequent interim period prior to its appointment as auditor for the fiscal 2006 audit regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements.

Item 8A.  Controls and Procedures
---------------------------------

     (a)   Evaluation of Disclosure Controls and Procedures:    An evaluation
of the Company's disclosure controls and procedures (as defined in Section 12(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out as of June 30, 2006 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006 the Company's disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms because of the material weakness described below.

     There have been no changes in the Company's internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

     As of June 30, 2006, the Company did not identify or record certain transactions related to the other than temporary impairment of two equity securities. These transactions were identified after discussion with the Company's independent registered public accounting firm and were corrected after the release of the Company's earnings for the fourth quarter and year ended June 30, 2006.

     Because of the material weakness described above, based on its assessment, management believes that, as of June 30, 2006, the Company did not maintain effective internal control over financial reporting based on the
criteria established in Internal Control   Integrated Framework, issued by the
Committee of Sponsoring Organizations of the Treadway Commission.

     To remediate the material weakness in the Company's internal control over financial reporting described above, the Company will, on a quarterly basis, quantify the impairment of their debt and equity securities and evaluate the near term prospects of the issuer in relation to the severity, duration and materiality of the unrealized losses and its significance to the operating results of the Company.

     (b) Changes in Internal Controls: There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 8B.  Other Information
---------------------------

     Not applicable.
                                        47

                                 PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
  Compliance with Section 16(a) of the Exchange Act
  -------------------------------------------------

     For information concerning Directors of the Company, see the section captioned "Proposal I -- Election of Directors" included in the Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the Company's fiscal year end and is incorporated herein by reference.

     For information concerning Executive Officers of the Company, see the section captioned "-- Executive Officers" in Part I of this Form 10-KSB, which is incorporated herein by this reference.

Compliance with Section 16(a) of the Exchange Act

     The information contained in the section captioned "Compliance with
Section 16(a) of the Exchange Act" is included in the Proxy Statement and is incorporated herein by reference.

Audit Committee and Audit Committee Financial Expert
----------------------------------------------------

     The Audit Committee consists of Directors Moore, Moody and Hixon. The Board of Directors has determined Director Hixon qualifies as the "audit committee financial expert," as defined by the SEC. The Board believes that the current members of the Audit Committee are qualified to serve based on their experience and background.

Code of Ethics
--------------

     First Bancshares, Inc. has adopted a Code of Ethics that applies to First Bancshares' directors, executive officers and all other employees, which is included as Exhibit 14 to this Form 10-KSB. A copy of First Bancshares' Code of Ethics is available to any person without charge, upon written request made to the Corporate Secretary at PO Box 777, Mountain Grove, Missouri 65711.

Item 10.  Executive Compensation
--------------------------------

     The information contained under the section captioned "Directors' Compensation" and "Executive Compensation" included in the Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the Company's fiscal year end, are incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
  Related Stockholder Matters
  ---------------------------

     Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company's equity compensation plans as of June 30, 2006.

                                                                     (c)
                                                                  Number of
                                                                 Securities
                                   (a)              (b)           Remaining
                                                                Available for
                                 Number of                     Future Issuance
                                Securities to     Weighted-      Under Equity
                               be Issued Upon      Average          Plans
                                Exercise of     Exercise Price   Compensation
                                Outstanding     of Outstanding    (Excluding
                                  Options,         Options,       Securities
                                Warrants and     Warrants and    Reflected in
   Plan Category                   Rights          Rights         Column (a))
   -------------                   ------          ------         -----------

   Equity Compensation Plans
   approved by security holders:
     Option Plan                   48,000          $17.46           52,000
     Restricted stock plan              -               -           50,000

   Equity Compensation Plans not
   approved by security holders:        -               -                -
------------------------------------------------------------------------------
           Total                   48,000          $17.46          102,000
==============================================================================


     (a)   Security Ownership of Certain Beneficial Owners

           The information contained in the section captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" is included in the Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the Company's fiscal year end, is incorporated herein by reference.

     (b)   Security Ownership of Management

           The information contained in the sections captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" and "Proposal I - Election of Directors" is included in the Proxy Statement and are incorporated herein by reference.

     (c)   Changes in Control

           The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information contained in the section captioned " Transactions with Management" is included in the Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the Company's fiscal year end, is incorporated herein by reference.

Item 13.  Exhibits
------------------

      (a)        Exhibits

                3.1     Articles of Incorporation of First Bancshares, Inc.(1)
                3.2     Bylaws of First Bancshares, Inc.(1)
                4.1     Specimen stock certificate of First Bancshares (1)
                10.1    First Home Savings Bank 1994 Employee Stock Ownership
                        Plan(1)
                10.2    First Bancshares, Inc. 1993 Stock Option Plan (2)10.3
                        First Home Savings Bank Management Recognition and
                        Development Plan (2)
                10.4    Employment Agreement with Charles W. Schumacher (3)
                10.5    First Bancshares, Inc. 2004 Management Recognition
                         Plan (4)
                10.6    First Bancshares, Inc. 2004 Stock Option Plan (4)
                10.7    Form of Incentive Stock Option Agreement (5)
                10.8    Form of Non-Qualified Stock Option Agreement (5)
                10.9    First Bancshares, Inc. 2004 Management Recognition
                        Plan (4)
                10.10   Severance Agreement between First Bancshares, Inc. and
                        First Home Savings Bank and Charles W. Schumacher (6)
                10.11   Employment Agreement with James W. Duncan (7)
                13.     2006 Annual Report to Stockholders (Except for the
                        portions of the 2006 Stockholder Report that are
                        expressly incorporated by reference in this Annual
                        Report on Form 10-KSB, the 2006 Stockholder Report of
                        the Company shall not be deemed filed as a part
                        hereof.)
                14.     Code of Ethics
                21.     Subsidiaries of the Registrant
                23.1    Auditors' Consent
                23.2    Auditors' Consent
                31.     Rule 13a-14(a) Certification (Chief Executive Officer
                        and Interim  Interim Chief Financial Officer)
                32      Section 1350 Certifications

-------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 File No. 33-69886.
(2) Incorporated by reference to the Company's 1994 Annual Meeting Proxy Statement dated September 14, 1994.
(3) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 2001. An updated Employment Agreement with Mr. Schumacher was entered into in November 2004 and terminated in June 2005.
(4) Incorporated by reference to the Company's 2004 Annual Meeting Proxy Statement dated September 15, 2004.
(5) Filed as an exhibit to the Current Report on Form 8-K dated February 22, 2006 and incorporated herein by reference.
(6)   Filed as an exhibit to the Current Report on Form 8-K dated October 31,
      2005.
(7) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

Item 14.  Principal Accountant Fees and Services.

     The information contained under the section captioned "Auditors" included in the Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the Company's fiscal year end, is incorporated herein by reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST BANCSHARES, INC.


Date: October 13, 2006               By: /s/James W. Duncan
                                         ------------------------
                                         James W. Duncan
                                         President and Chief
                                         Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/James W. Duncan                       October 13, 2006
    ----------------------------------
    James W. Duncan
    President, Chief Executive Officer
    and Interim Chief Financial Officer

By: /s/Harold F. Glass                       October 13, 2006
    ----------------------------------
    Harold F. Glass
    Director

By: /s/Thomas M. Sutherland                  October 13, 2006
    ----------------------------------
    Thomas M. Sutherland
    Director

By: /s/John G. Moody                         October 13, 2006
    ----------------------------------
    John G. Moody
    Director

By: /s/Dr. James F. Moore                    October 13, 2006
    ----------------------------------
    Dr. James F. Moore
    Director

By: /s/Billy E. Hixon                        October 13, 2006
    ----------------------------------
    Billy E. Hixon
    Director

                                 EXHIBIT INDEX

EXHIBIT NUMBER                EXHIBIT DESCRIPTION
--------------                -------------------


     13 2006 Stockholder Report. Except for the portions of the 2006 Stockholder Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the 2006 Stockholder Report of the Company shall not be deemed filed as a part hereof.

     14        Code of Ethics

     21        Subsidiaries of the Registrant

     23.1      Consent of Auditors

     23.2      Consent of Auditors

     31 Rule 13a - 14(a) Certification (Chief Executive Officer and Interim Chief Financial Officer)

     32        Rule 1350 Certification

                                   Exhibit 13

                          Annual Report to Stockholders

                           First Bancshares, Inc.



                            2006 Annual Report








                          First Home Savings Bank

              A wholly owned subsidiary of First Bancshares, Inc.

                              www.fhsb.com

                         TABLE OF CONTENTS



                                                                    Page
                                                                    ----
  Letter to Shareholders .........................................  1
  Business of the Company ........................................  2
  Selected Consolidated Financial Information ....................  3
  Management's Discussion and Analysis of Financial Condition
     and Results of Operations ...................................  5
  McGladrey & Pullen, LLP Independent Auditors' report ...........  22
  Kirkpatrick, Phillips & Miller, CPAs, P.C. Independent
     Auditors' report ............................................  23
  Consolidated Financial Statements ..............................  24
  Notes to Consolidated Financial Statements .....................  29
  Common Stock Information .......................................  57
  Directors and Executive Officers ...............................  58
  Corporate Information ..........................................  59

Dear Fellow Shareholder:

The past year has brought many changes to First Bancshares, Inc. Despite a disappointing 2006, we are firmly committed to executing new strategies to improve the Company's performance during the year ahead. We are in the process of assembling a new management team. Our subsidiary financial institution, First Home Savings Bank, has added a number of new employees in our lending department who we believe will assist us in executing our lending strategy, improving our asset quality and assist us in monitoring our asset quality. As part of that quality control we have centralized our loan processing and internal credit review.

One of the unresolved issues at this time last year was the appointment of a
new president and chief executive officer.   During that period, and to assist
the Company in its search, Stephen H. Romines, who retired as President and Chief Executive Officer in 2004, returned to serve as Interim President and Chief Executive Officer. In December 2006 I was appointed President and Chief Executive Officer by the Board of Directors.

The expansion of our operation into Springfield, Missouri, is an example of our efforts to seek out growth opportunities. The Springfield market should further increase our ability to serve our customers as well as allow for the opportunity to develop new lending and deposit relationships.

The continued support and loyalty of our shareholders, employees and customers is one of our most valuable assets. We are committed to providing superior quality and customer service to achieve a higher level of convenience and customer satisfaction. As we address the issues which adversely impacted our financial results in fiscal year 2006, we appreciate your support. Although significant challenges remain, we remain focused on executing and developing strategies to improve the Company's financial performance and to identify weaknesses.

I am proud to be part of the First Bancshares and First Home Savings Bank team, and I am optimistic about our future. Thank you for your continued support.

                                     Sincerely,

                                     /s/James W. Duncan

                                     James W. Duncan
                                     President and Chief Executive Officer

Business of the Company

First Bancshares, Inc. ("Company"), a Missouri corporation, was incorporated on September 30, 1993 for the purpose of becoming the holding company for First Home Savings Bank ("First Home" or the "Savings Bank") upon the conversion of First Home from a Missouri mutual to a Missouri stock savings and loan association. That conversion was completed on December 22, 1993. At June 30, 2006, the Company had total consolidated assets of $228.4 million and consolidated stockholders' equity of $26.3 million.

The Company is not engaged in any significant business activity other than holding the stock of First Home. Accordingly, the information set forth in this report, including the consolidated financial statements and related data, applies primarily to First Home.

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

First Home conducts its business from its home office in Mountain Grove and ten full service branch facilities in Marshfield, Ava, Gainesville, Sparta, Theodosia, Crane, Galena, Kissee Mills, and Rockaway Beach, Missouri. In July 2006, a full service branch was opened in Springfield, Missouri. First Home provides its customers with a full array of community banking services and is primarily engaged in the business of attracting deposits from, and making loans to, the general public. First Home emphasizes the origination of one-to-four family residential mortgage loans along with multi-family residential, consumer, commercial and home equity loans. First Home also invests in mortgage-backed U. S. Government and agency securities and other assets.

At June 30, 2006, First Home's total gross loans were $148.4 million, or 65.0% of total consolidated assets, including residential mortgage loans of $82.5 million, or 55.6% of total gross loans and other mortgage loans of $48.7 million, or 32.8% of total gross loans. Of the mortgage loans, over 95.0% are adjustable-rate loans.

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

                                                  At June 30,
                                 -------------------------------------------
                                  2006     2005     2004     2003     2002
                                  ----     ----     ----     ----     ----
                                                   (In thousands)
FINANCIAL CONDITION DATA:
Total assets                    $228,395 $244,007 $264,978 $268,542 $258,242
Loans receivable, net            141,987  158,143  166,259  176,707  188,951
Cash, interest-bearing
 deposits and securities          69,007   68,600   81,971   75,349   58,294
Customer deposits                179,141  187,143  207,247  211,664  202,450
Borrowed funds                    22,000   28,394   29,121   29,352   29,779
Stockholders' equity              26,291   26,817   27,296   26,404   24,763


                                              Years Ended June 30,
                                 -------------------------------------------
                                  2006     2005     2004     2003     2002
                                  ----     ----     ----     ----     ----
                                 (In thousands, except per share information)
OPERATING DATA:

Interest income                  $12,913  $13,265  $13,735  $15,486  $15,955
Interest expense                   5,987    5,091    5,727    7,098    8,729
                                 -------  -------  -------  -------  -------
Net interest income                6,926    8,174    8,008    8,388    7,226
Provision for loan losses          1,520    2,333      340      427      374
                                 -------  -------  -------  -------  -------
Net interest income after
 provision for loan losses         5,406    5,841    7,668    7,961    6,852
Impairment of and gains/
 (losses) on securities             (421)      (4)     178       27        -
Noninterest income, excluding
 gains/(losses) on securities      1,902    2,911    2,310    1,877    1,328
Noninterest expense                7,151    7,415    6,744    6,357    5,541
                                 -------  -------  -------  -------  -------
Income (loss) before taxes          (264)   1,333    3,412    3,508    2,639
Income taxes                         (91)      16    1,065    1,264      980
                                 -------  -------  -------  -------  -------
Net income (loss)                $  (173) $ 1,317  $ 2,347  $ 2,244  $ 1,659
                                 =======  =======  =======  =======  =======
Basic earnings (loss) per share  $ (0.11) $  0.83  $  1.42  $  1.37  $  0.96
                                 =======  =======  =======  =======  =======
Diluted earnings(loss) per share $ (0.11) $  0.83  $  1.42  $  1.35  $  0.94
                                 =======  =======  =======  =======  =======
Dividends per share              $  0.16  $  0.16  $  0.16  $  0.16  $  0.16
                                 =======  =======  =======  =======  =======

                                        At or For the Years Ended June 30,
                                    ----------------------------------------
                                    2006     2005     2004     2003     2002
                                    ----     ----     ----     ----     ----
KEY OPERATING RATIOS:

Return on average assets              NA%    0.51%    0.87%    0.85%    0.68%
Return on average equity              NA     4.60     8.49     8.68     6.60
Average equity to average assets   11.52    11.10    10.22     9.77    10.36
Interest rate spread for period     2.96     3.31     3.05     3.13     2.81
Net interest margin for period      3.21     3.48     3.22     3.37     3.16
Noninterest expense to average
 assets                             2.99     2.88     2.49     2.41     2.28
Average interest-earning assets
 to interest-bearing liabilities  109.00   108.00   107.00   109.00   109.00
Allowance for loan losses to
 total loans at end of period       1.67     1.74     0.73     0.63     0.46
Net charge-offs to average loans
outstanding during the period       1.29     0.44     0.14     0.09     0.10
Ratio of non-performing assets to
 total assets                        .59     2.21     1.02     1.34     1.17
Ratio of loan loss reserves to
 non-performing assets            184.52    52.93    45.98    41.66    42.06
Dividend payout ratio                 NA    19.28    11.27    11.68    16.67



                                                     At June 30,
                                    ----------------------------------------
                                    2006     2005     2004     2003     2002
                                    ----     ----     ----     ----     ----
OTHER DATA:

Number of:
  Loans outstanding                3,644    4,263    4,771    5,296    5,839
  Deposit accounts                24,724   25,021   25,419   25,565   25,081
  Full service offices                10       10       10       10       10

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

Management's Discussion and Analysis ("MD&A") and other portions of this report contain certain "forward-looking statements" concerning the future operations of the Company. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, the ability of the Company to efficiently incorporate acquisitions into its operations, competitive products and pricing, loan delinquency rates, results of lending activities and loan loss experience, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

Operating Strategy

The primary goals of management are to minimize risk, improve profitability and promote growth of the Company. Operating results depend primarily on net interest income, which is the difference between the income earned on interest-earning assets, such as loans and securities, and the cost of interest-bearing liabilities, consisting of deposits and borrowings. Net income is also affected by, among other things, provisions for loan losses and operating expenses. Operating results are also significantly affected by general economic and competitive conditions, primarily changes in market interest rates, governmental legislation and policies concerning monetary and fiscal affairs and housing, as well as financial institutions and the attendant actions of the regulatory authorities. Management's strategy is to strengthen First Home's presence in, and expand the boundaries of, its primary market area.

Management has implemented various general strategies designed to continue profitability while maintaining safety and soundness. Primary among those strategies are emphasizing, if possible, one-to-four family lending, maintaining asset quality and managing interest-rate risk. It is anticipated, subject to market conditions, that no changes will be made in these strategies.

Lending. Historically, First Home predominantly originated one-to-four family residential loans. One-to-four family residential loans were 73% of the mortgage loans originated during fiscal year 2006, 63% of the mortgage loans originated during fiscal 2005 and 62% of the mortgage loans originated during fiscal 2004. At June 30, 2006, residential mortgage loans as a percent of the Savings Bank's total loan portfolio remained constant with fiscal 2005 at approximately 55%. First Home has gradually increased its commercial loan originations within its traditional lending territory over the past five years from 20% of loan originations at June 30, 2001 to 27% at June 30, 2006.
It is anticipated that this trend will continue for the foreseeable future as the Savings Bank enters new markets and develops new products.

Asset Quality. Asset quality remains a significant concern of management and the board of directors of First Home. The Savings Bank's asset quality is monitored and measured using various benchmarks. The two key items are non-performing loans and classified loans. Past due loans (i.e. loans 30 days or more delinquent) at June 30, 2006 were 3.71% of the total loan portfolio and included 1.91% of total residential loans, 6.78% of total commercial real estate loans, 4.33% of total commercial business loans and 3.54% of total consumer loans.

The table below reflects the increasing risk classification of the Savings Bank's loan portfolio based upon the significant increase in its classified loans, which are loans that are internally identified as having greater credit risk and require additional monitoring. These classified loans increased $2.2 million, or 36%, from June 30, 2005. This increase is a result of stricter internal policies relating to the identification and monitoring of its problem loans as well as the problems experienced in the commercial, commercial business and consumer loan portfolios.

Asset quality: (in thousands)

                                           At or for the
                                        Year Ended June 30,
                                       ---------------------
                                        2006           2005
                                       ------         ------
Past due over 90 days                  $    3         $  148
Non-accrual loans                         841          2,854
Real estate owned                         497            340
Impaired loans not past due
 or past due less than 60 days              -          2,044
                                       ------         ------
Total non-performing assets            $1,341         $5,386
                                       ======         ======


Net charge-offs                        $1,897         $  722
Provision for loan losses              $1,520         $2,332

Classified loans                       $8,300         $6,100


The Savings Bank's non-performing loans (which are included in classified loans), consist of non-accrual loans, past due loans over 90 days and impaired loans not past due or past due less than 60 days which have declined from the year ended June 30, 2005 primarily as a result of payoffs and charge-offs of impaired loans (which includes non-accrual loans) identified in 2005. The Savings Bank's provision for the year ended June 30, 2006 has declined from the year ended June 30, 2005 but remains at a historically higher level as a result of the increase in the Company's classified loans at June 30, 2006.

In addition to the classified loans, the Savings Bank has identified an additional $7.1 million of credits at June 30, 2006 on its internal watch list including $5.1 million, $700,000, $1.0 million and $300,000 of commercial real estate, commercial business, one-to-four family and consumer loans, respectively. Management has identified these loans as high risk credits and any deterioration in their financial condition could increase the classified loan totals.

Managing Interest-Rate Risk. First Home has relied primarily on adjustable interest rate loans to minimize the inherent risks of interest rate changes. In order to compete in the current interest rate environment, First Home has begun offering long-term fixed rate mortgages to borrowers with good credit quality. With the aim of mitigating risk on these long-term fixed rate products, management monitors the number, outstanding balance and other amounts related to these loans to determine when changes should be made to the terms of the loans offered. Management also investigates the use of funding through FHLB advances with terms that correspond with the terms of the loan products.

Critical Accounting Policies. The Company uses estimates and assumptions in its financial statements in accordance with generally accepted accounting principles. Material or critical estimates that are susceptible to significant change include the determination of the allowance for loan losses and the associated provision for loan losses, as well as the estimation of fair value for a number of the Company's assets.

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. The Savings Bank's Asset Classification Committee assesses the allowance for loan losses on a quarterly basis. The Committee analyzes several different factors including delinquency, charge-off rates and the changing risk profile of the Company's loan portfolio, as well as local economic conditions such as unemployment rates, bankruptcies and vacancy rates of business and residential properties.

Management believes that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period. This may require management to make assumptions about losses on loans; and the impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.

The allowance for loan losses is evaluated on a regular basis by management and is based on management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.

Estimation of Fair Value. The estimation of fair value is significant to a number of the Company's assets, including securities and real estate owned. These are all recorded at either fair value or at the lower of cost or fair value. Declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

Comparison of Financial Condition at June 30, 2006 and June 30, 2005

General. The most significant change in the Company's financial condition during the year ended June 30, 2006 was a decrease in net loans receivable of $16.2 million. The corresponding offset was a reduction in customer deposits of $8.0 million and FHLB advances of $6.4 million. The low fixed rate terms on single family mortgage loans offered by secondary market loan originators and, to some extent, terms offered by other financial institutions on commercial loans, continued to cause Savings Bank customers to refinance through other sources. The Savings Bank maintained rates paid on customer deposits at a level lower than its competitors which was the primary cause of the deposit decrease.

Total Assets. Total assets decreased $15.6 million, or 6.4%, to $228.4 million at June 30, 2006 from $244.0 million. The decrease was attributable to a $16.2 million decrease in loans receivable.

Cash and Cash Equivalents. Cash and cash equivalents was $23.5 million at June 30, 2006 compared to $20.6 million at June 30, 2005, an increase of $2.9 million, or 14.1%. The increase was the result of loan prepayments offset by a decrease in customer deposits and payment on FHLB advances.

Certificates of Deposit. Certificates of deposit purchased as investments increased $852,000 to $3.8 million at June 30, 2006 from $3.0 million at June 30, 2005. The balance held in certificates of deposit purchased was increased to enhance earnings on excess funds.

Securities. Securities decreased $3.0 million to $40.1 million at June 30, 2006 from $43.1 million at June 30, 2005. Funds from sales, maturities, early call redemptions and prepayments on securities were reinvested or placed in overnight funds with the FHLB.

Loans Receivable. Net loans receivable decreased from $158.1 million at June 30, 2005 to $142.0 million at June 30, 2006. The $16.1 million, or 10.2%, decrease was the result of loan payments and payoffs exceeding loan originations. The continued relatively low mortgage interest rate environment caused some of the Savings Bank's customers to seek long-term fixed rate products that First Home did not offer at other financial institutions. The Savings Bank had a $47.0 million decrease in loans over the last four years, most of which were residential mortgage loans. At June 30, 2002 residential mortgage loans totaled $114.1 million compared to $82.5 million at June 30, 2006, a decrease of $31.6 million. This decline has caused a change in the Savings Bank's loan composition and a decrease in residential mortgage loans as a percent of the total loans, from 59.14% to 55.59% at those respective dates. There have been numerous loan problems within the commercial loan portfolio, both from the credit quality standpoint and monitoring procedures. The credit quality problems are reflected in the classified loan totals (see "Asset Quality" above). Management is addressing the problems in monitoring by collecting and analyzing financial information on large loans to commercial borrowers. The Savings Bank also is working on documenting the repayment capacity of each borrower as well as the identifying the secondary source of repayment. Management has put in place a loan approval process including a standard loan presentation format, individual lending authority and a tiered loan committee approval process. In addition, on March 31, 2006 management implemented quarterly watch list write-ups to report what has occurred since the last review as well as what is required to be able to remove the loans from the watch list or identify a workout plan.

Nonaccrual Loans. Nonaccrual loans decreased from $2.9 million at June 30, 2005 to $841,000 at June 30, 2006. The balance of nonaccrual loans at June 30, 2005 consisted primarily of commercial loans to one borrower and related companies that have filed for protection under Chapter 11 bankruptcy. These loans were charged off or refinanced under the bankruptcy plan during fiscal 2006.

Non-performing Assets.   Non-performing assets decreased $4.1 million from
$5.4 million at June 30, 2005 to $1.3 million at June 30, 2006. At June 30, 2006, the ratio of non-performing assets to total assets was .59% compared to 2.21% at June 30, 2005. The Savings Bank's non-performing loans consist of non-accrual loans, past due loans over 90 days and impaired loans not past due or past due less than 60 days which have declined from the year ended June 30, 2005 primarily as a result of payoffs and charge-offs of impaired loans (which includes non-accrual loans) identified in 2005. The decrease in non-performing assets does not indicate an improvement in the quality of the Savings Bank's loan portfolio as evidenced by classified loans increasing $2.2 million from $6.1 million at June 30, 2005 to $8.3 million, at June 30, 2006. This increase is a result of stricter internal policies relating to the identification and monitoring of its problem loans as well as the problems experienced in the commercial, commercial business and consumer loan portfolios.

In addition to the classified loans, the Savings Bank has identified an additional $7.1 million of credits at June 30, 2006 on its internal watch list including $5.1 million, $700,000, $1.0 million and $300,000 of commercial real estate, commercial business, one-to-four family and consumer loans, respectively. Management has identified these loans as high risk credits and any deterioration in their financial condition could increase the classified loan totals.

Customer Deposits and Borrowings. Customer deposits decreased $8.0 million, or 4.3%, to $179.1 million at June 30, 2006 from $187.1 million at June 30, 2005. Money market accounts decreased $6.5 million, checking accounts decreased $2.4 million and savings decreased $699,000. These decreases were somewhat offset by an increase in certificates of deposit totaling $1.6 million. During the majority of the fiscal year ended June 30, 2006, the rates paid by the Savings Bank were below the rates offered by competitors as the Savings Bank managed its deposits consistent with the reduction in its assets. In addition, FHLB advances were paid off during this period resulting in a decrease of $6.4 million.

Stockholders' Equity. Stockholders' equity was $26.3 million at June 30, 2006 compared to $26.8 million at June 30, 2005. The $527,000 decrease was the result of a net loss of $173,000, payment of dividends of $248,000, or $0.16 per share, and a $102,000 addition to unrealized losses on securities. At June 30, 2006, shares of stock outstanding were 1,552,480 compared to 1,552,010 shares outstanding at June 30, 2005. The increase in the Company's outstanding shares is the result of the exercise of employee stock options, which was offset by the Company's stock repurchases. The book value per share decreased to $16.93 at June 30, 2006 from $17.28 at June 30, 2005.

Comparison of Operating Results for the Years Ended June 30, 2006 and June 30, 2005

Net Income. Net income decreased $1.5 million to a net loss of $173,000 for the fiscal year ended June 30, 2006 from $1.3 million net income for the fiscal year ended June 30, 2005. The decrease was attributable to a $1.4 million decrease in noninterest income and a $1.2 million decrease in net interest income. The decrease in net interest income was the result of a $895,000 increase in interest expense combined with a $353,000 decrease in interest income. Partially offsetting these items was a $813,000 decrease in the provision for loan losses and a $264,000 decrease in noninterest expense.

Net Interest Income. Net interest income decreased $1.2 million, or 15.3%, to $6.9 million for the fiscal year ended June 30, 2006 from $8.1 million for the fiscal year ended June 30, 2005. Total interest expense increased $895,000 primarily because interest expense on customer deposits increased. A decrease in interest income of $353,000 was attributable to a reduction in income from loans receivable partially offset by increases in income from securities and other interest-earnings assets.

Interest Income. Interest income decreased $353,000, or 2.7%, to $12.9 million for the fiscal year ended June 30, 2006, from $13.3 million for the fiscal year ended June 30, 2005. The majority of the change was a decrease in interest income from loans receivable of $900,000, or 8.0%, to $10.4 million for the fiscal year ended June 30, 2006 from $11.3 million for the fiscal year ended June 30, 2005. The primary factor for the decrease in interest income from loans was the average balance of net loans outstanding decreasing $15.7 million, or 9.6%, to $147.5 million for the fiscal year ended June 30, 2006 from $163.3 million for the fiscal year ended June 30, 2005. Total originations of mortgage loans were $38.2 million, while repayments on mortgage loans were $50.8 million. This net reduction in the balance of loans outstanding was offset slightly by an increase in the average rate on those loans to 7.06% for fiscal 2006 from 6.93% for fiscal 2005.

Interest income from securities increased $287,000, or 19.0% to $1.8 million for the year ended June 30, 2006 from $1.5 million for the year ended June 30, 2005. The increase was the result of a higher rate earned on securities and a higher average balance invested.

Interest income from other interest-earning assets (primarily overnight funds) increased $261,000, or 58.4%, to $707,000 for the fiscal year ended June 30, 2006 from $446,000 for the fiscal year ended June 30, 2005. The increase is attributable to an increase in the average rate from 1.78% for the year ended June 30, 2005 to 3.57% for the year ended June 30, 2006.

Interest Expense. Interest expense for the fiscal year ended June 30, 2006 increased $895,000, or 17.6%, to $6.0 million from $5.1 million for the fiscal year ended June 30, 2005. The average rate paid on customer deposits increased from 1.84% for the fiscal year ended June 30, 2005 to 2.60% for the fiscal year ended June 30, 2006. That increase was offset by a $17.9 million decrease in the average balance of interest-bearing customer deposits, which resulted in a $975,000, or 28.2%, increase in interest expense on customer deposits for the fiscal year ended June 30, 2006. The increase in the average cost of deposits was the result of increased short-term interest rates during fiscal 2006, maturities of lower costing time deposits and a slight change in the deposit mix toward higher costing time deposits.

Interest expense on borrowed funds of $1.6 million for the fiscal year ended June 30, 2006 decreased $80,000, or 4.9%, as principal reductions were made on FHLB advances and several advances were paid in full.

Provision for Loan Losses. The provision for loan losses decreased $813,000, or 34.8%, to $1.5 million for the fiscal year ended June 30, 2006 from $2.3 million for the fiscal year ended June 30, 2005. The Savings Bank began experiencing an increase in problem loans during fiscal year 2005. This increase required a significant increase in the allowance for loan losses. At June 30, 2004 the allowance for loan losses was $1.2 million, or .73%, of gross loans compared to $2.9 million, or 1.74%, of gross loans at June 30, 2005. The allowance for loan losses was $2.5 million, or 1.67%, of gross loans at June 30, 2006. Loan charge-offs, net of recoveries, of First Home originated loans were $1.9 million for the fiscal year ended June 30, 2006 compared to $722,000 for the fiscal year ended June 30, 2005. The increase in net loan losses was the result of loans reported as impaired (which includes nonaccrual loans) at June 30, 2005 being paid-off or becoming identified as uncollectible and charged off during fiscal year 2006.

Noninterest Income. Noninterest income decreased $1.4 million, or 49.1%, to $1.5 million for the fiscal year ended June 30, 2006 compared to $2.9 million for the fiscal year ended June 30, 2005. Income from bank-owned life insurance decreased $804,000, or 78.7%. In September 2004, the Savings Bank recorded income from proceeds as a result of the death of an insured covered under policies purchased in June 2003.

Losses of $380,000 on property and equipment and real estate owned during the fiscal year ended June 30, 2006 were the result of a write down of $235,000 on land originally purchased for a prospective branch location to its estimated fair value, a loss of $99,000 on the sale of commercial investment property, a $24,000 loss on the disposal of material remaining from a previous branch building project, and a $22,000 net loss on the sale of foreclosed property. In comparison during the fiscal year ended June 30, 2005, the loss of $41,000 on sale of property and equipment and real estate owned was primarily related to net losses on the sales of foreclosed property.

Losses on the sale of securities were $161,000 for the fiscal year ended June 30, 2006 compared to $4,000 for fiscal 2005. In order to better position future earnings, the Savings Bank sold $6.8 million of securities at a loss of $161,000. The proceeds from the sale will be reinvested in higher yielding securities. For the fiscal year ended June 30, 2005, several low balance securities were sold at a loss of $4,000. During the fiscal year ended June 30, 2006, the Company recognized an other-than-temporary impairment of $260,000 on a Freddie Mac preferred stock and a Fannie Mae preferred stock that had declined in value. The securities are investment grade securities that are held in the Company's available-for-sale portfolio. The other-than-temporary impairment on the securities was based on the facts and circumstances surrounding each of the securities at the time, including the duration and amount of the unrealized loss, as well as the prospect for the recovery of market value within a reasonable period of time.

Service charges and other fee income increased $89,000, or 5.0%, to $1.9 million for the fiscal year ended June 30, 2006 from $1.8 million for the fiscal year ended June 30, 2005. The increase was primarily from processing income related to debit card transactions.

Other noninterest income increased $46,000 to $193,000 for the fiscal year ended June 30, 2006 as a result of increased commission income from a third party brokerage arrangement through the Savings Bank's subsidiary, First Home Investments, Inc.

Noninterest Expense. Noninterest expense decreased $264,000, or 3.6%, to $7.2 million for the fiscal year ended June 30, 2006 from $7.4 million for the fiscal year ended June 30, 2005.

Compensation and employee benefits increased $322,000, or 8.8%, to $4.0 million for the fiscal year ended June 30, 2006 from $3.7 million for the fiscal year ended June 30, 2005. Group health insurance costs increased $151,000, or 24.7%, in fiscal 2006 as a result of the change to a fully insured health insurance plan as opposed to a partially self funded plan in fiscal 2005. The change was made to eliminate the risk of additional expense related to numerous and/or serious claims under the partially self funded plan that had occurred in years prior to fiscal 2005. In addition, retirement plan expenses increased $106,000 during fiscal 2006 as contributions were required to fund the Savings Bank's defined benefit plan. This plan was frozen in March 2006 based on analysis of the benefits provided under the plan versus the cost to maintain funding. Additional increases, to a lesser extent, were a result of annual pay rate increases and a lower allocation of compensation and employee benefits to capitalized loan costs.

Occupancy and equipment expense for the fiscal year ended June 30, 2006 decreased $58,000, or 5.0%, to $1.1 million. The decrease was attributable to reductions in depreciation expense as a result of more assets becoming fully depreciated and lower maintenance costs.

Other credit losses and related expenses for the fiscal year ended June 30, 2005 were $590,000 with no corresponding expense for fiscal 2006. Of this amount, $440,000 represented the amount paid on the letters of credit issued on behalf of the Savings Bank's largest substandard borrower and $150,000 accrued for estimated costs for attorney's fees and litigation expenses. This claim went to arbitration during fiscal 2006 and was settled with no additional expense.

The outsourcing of check imaging, customer deposit statement preparation and mailing increased customer deposit account processing fees by $50,000. This process was moved back in-house in late fiscal 2006, which will allow the use of images for check clearing and reporting to customers at the Savings Bank's facilities without the costs of transporting the actual checks to a processing center.

Deposit insurance premiums decreased $5,000 as a result of a lower balance in customer deposits. Other noninterest expense increased $11,000, or 0.79%, primarily related to increased consulting expense. In October 2005, the Bank retained an outside consultant to perform an extensive review of the largest loans and report on underwriting and monitoring procedures.

Income Taxes. Income tax expense for the fiscal year ended June 30, 2006 decreased $107,000 to a tax savings of $91,000 for the fiscal year ended June 30, 2006 from $16,000 for fiscal 2005.

Net Interest Margin. Net interest margin for the fiscal year ended June 30, 2006 was 3.21% compared to 3.48% for the fiscal year ended June 30, 2005. The decrease was the result of the decrease in the average balance of loans outstanding combined with the increased cost of customer deposits offset slightly by the increase in the yield on investments and other interest earnings assets.

Average Balances, Interest and Average Yields/Costs

The earnings of the Savings Bank depend largely on the spread between the yield on interest-earning assets (primarily loans and securities) and the cost of interest-bearing liabilities (primarily deposit accounts and FHLB advances), as well as the relative size of the Savings Bank's interest-earning assets and interest-bearing liability portfolios.

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

                                       Years Ended June 30,
                    ----------------------------------------------------------
                                  2006                         2005
                    -----------------------------  ---------------------------
                                 Interest                     Interest
                     Average       and     Yield/   Average      and    Yield/
                    Balance(2)  Dividends   Cost   Balance(2) Dividends  Cost
                    ----------  ---------  -----   ---------- ---------  -----
                                    (Dollars in thousands)
Interest-earning
assets:
 Loans(1)             $147,536   $ 10,413  7.06%   $163,273   $ 11,313  6.93%
 Securities             48,463      1,793  3.70      46,363      1,506  3.25
 Other                  19,762        706  3.57      25,048        446  1.78
  Total interest-     --------   --------          --------   --------
   earning assets      215,761     12,912  5.98     234,684     13,265  5.65
Non-interest earning
assets
 Office properties
  and equipment, net     5,779                        5,853
 Real estate, net        2,766                        2,844
 Other non-interest
  earning assets        14,576                       14,510
                      --------                     --------
   Total assets       $238,882                     $257,891
                      ========                     ========

Interest-bearing
liabilities:
  Passbook accounts   $ 16,828        231  1.37    $ 17,541        142  0.81
  NOW and Super Saver
   accounts             62,558        856  1.37      74,594        641  0.86
  Certificates of
   deposit              90,756      3,343  3.68      95,885      2,672  2.79
                      --------   --------          --------   --------
    Total deposits     170,142      4,430  2.60     188,020      3,455  1.84
  Other interest-
   bearing
   liabilities          27,849      1,556  5.59      29,261      1,636  5.59
                      --------   --------          --------   --------
   Total interest-
    bearing
    liabilities        197,991      5,986  3.02     217,281      5,091  2.34
Non-interest bearing
liabilities:
  Other liabilities     13,363                       11,997
                      --------                     --------
  Total liabilities    211,354                      229,278
Stockholders' equity    27,528                       28,613
  Total liabilities
   and stockholders'  --------                     --------
   equity             $238,882                     $257,891
                      ========                     ========
Net interest income               $ 6,926                    $ 8,174
                                  =======                    =======
Interest rate spread                       2.96%                        3.31%
Net interest margin                        3.21%                        3.48%
Ratio of average
  interest-earning
  assets to average
  interest- bearing
  liabilities              109%                         108%

------------------
(1) Average balances include nonaccrual loans and loans 90 days or more past due. The corresponding interest up to the date of nonaccrual status has been included in the "Interest and Dividends" column.
(2) Average balances for a period have been calculated using the average monthly balances for the respective year.

Yields Earned and Rates Paid

The following table sets forth (on a consolidated basis) for the periods and at the date indicated, the weighted average yields earned on the Company's and First Home's assets, the weighted average interest rates paid on First Home's liabilities, together with the net yield on interest-earning assets.

                                      At June
                                        30,       Years Ended June 30
                                      -------     -------------------
                                       2006        2006         2005
                                      -------     ------       ------
Weighted average yield
  on loan portfolio                     6.90%      7.06%        6.93%
Weighted average yield
  on securities                         4.21       3.70         3.25
Weighted average yield on other
  interest-earning assets               4.68       3.57         1.78
Weighted average yield
  on all interest-earning assets        6.13       5.98         5.65
Weighted average rate
  paid on total deposits                3.07       2.60         1.84
Weighted average rate
  paid on FHLB advances                 5.72       5.59         5.59
Weighted average rate paid on
  all interest-bearing liabilities      3.38       3.02         2.34
Interest rate spread (spread
  between weighted average rate on
  all interest-earning assets and
  all interest-bearing liabilities)     2.75       2.96         3.31
Net interest margin (net interest
  income (expense) as a percentage
  of average interest-earning assets)    N/A       3.21         3.48

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


                                Years Ended June 30,     Years Ended June 30,
                               2006 Compared to 2005    2005 Compared to 2004
                                Increase/(Decrease)      Increase/(Decrease)
                                      Due to                    Due to
                              -----------------------    --------------------
                              Volume     Rate     Net    Volume   Rate    Net
                              ------     ----     ---    ------   ----    ---
                                                (In thousands)
Interest-earning assets:
  Loans (1)                   $(1,116)  $  216  $  (900) $ (478) $(174) $(652)
  Securities                       84      203      287    (171)    70   (101)
  Other                           (69)     329      260      (6)   290    284
Total net change in income    -------   ------  -------  ------  -----  -----
  interest-earnings assets     (1,101)     748     (353)   (655)   186   (469)
                              -------   ------  -------  ------  -----  -----
Interest-bearing liabilities:
  Interest-bearing deposits      (288)   1,263      975    (289)  (331)  (620)
  FHLB advances                   (79)      (1)     (80)      1    (16)   (15)
Total net change in expense
  on Interest-bearing         -------   ------  -------  ------  -----  -----
  deposits                       (367)   1,262      895    (288)  (347)  (635)
                              -------   ------  -------  ------  -----  -----
Net change in net interest
  income                      $  (734)  $ (514) $(1,248) $ (367) $ 533  $ 166
                              =======   ======  =======  ======  =====  =====

(1) Includes interest on loans 90 days or more past due not on nonaccrual status.

Liquidity and Capital Resources

First Home's primary sources of funds are deposits, proceeds from principal and interest payments on loans, securities, net operating income and FHLB advances. While maturities and scheduled amortization of loans and securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of First Home is the origination of mortgage loans. Mortgage loans originated by First Home have remained consistent at $38.2 million and $37.8 million for the years ended June 30, 2006 and 2005, respectively. Other investing activities include the purchase of securities, which totaled $15.3 million and $11.7 million for the years ended June 30, 2006 and 2005, respectively. These activities were funded primarily by principal repayments on loans, securities, and deposit growth.

OTS regulations require First Home to maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. First Home's sources of funds include deposits, principal and interest payments from loans, securities and FHLB advances. During fiscal years 2006 and 2005, First Home used its sources of funds primarily to purchase securities, fund loan commitments and to pay maturing savings certificates and deposit withdrawals. At June 30, 2006, First Home had approved loan commitments totaling $1.9 million and undisbursed loans in process totaling $4.2 million.

Liquid funds necessary for the normal daily operations of First Home are maintained in two working checking accounts, a daily time account with the FHLB - Des Moines and a repurchase agreement account at a regional bank. It is the Savings Bank's current policy to maintain adequate collected balances in those checking accounts to meet daily operating expenses, customer withdrawals, and fund loan demand. Funds received from daily operating activities are deposited, on a daily basis, in one of the working checking accounts and transferred, when appropriate, to the daily time account, the repurchase agreement account, used to purchase investments or reduce FHLB advances to enhance net interest income.

At June 30, 2006, certificates of deposit amounted to $91.2 million, or 50.9%, of First Home's total deposits, including $60.5 million which are scheduled to mature by June 30, 2007. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management of First Home believes it has adequate resources to fund all loan commitments by savings deposits and FHLB advances and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

OTS regulations require First Home to maintain specific amounts of capital.
As of June 30, 2006, First Home was in compliance with all current regulatory capital requirements with tangible, core and risk-based capital ratios of 10.1%, 10.1% and 17.5%, respectively. These ratios exceed the 1.5%, 4.0% and 8.0% tangible, core and risk-based capital ratios required by OTS regulations. In addition, the OTS amended its capital regulations that require savings institutions to maintain specified amounts of regulatory capital based on the estimated effects of changes in market rates and that could further increase the amount of regulatory capital required to be maintained by the Savings Bank.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity capital was $26.3 million at June 30, 2006, or 11.51%, of total assets on that date. As of June 30, 2006, we exceeded all regulatory capital requirements. Our regulatory capital ratios at June 30, 2006 were as follows: Tier 1 (core) capital 10.06%; Tier 1 risk-based capital 16.23%; and total risk-based capital 17.46%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of our customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Collateral is not required to support commitments.

Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed to, home equity, commercial and consumer lines of credit.

Commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances where we deem it necessary.

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of June 30, 2006:

Commitments to originate loans

                                      (In thousands)

Fixed rate                               $ 1,859
Adjustable rate
Undisbursed balance of loans closed        4,153
Unused lines of credit                     3,688
Commercial standby letters of credit       1,607
                                         -------
  Total                                  $11,307
                                         =======

Accounting Policies

Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, as a result of the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the financial statements of the Company. These policies relate to the methodology for the recognition of interest income, determination of the provision and allowance for loan and lease losses and the valuation of real estate held for sale. These policies and the judgments, estimates and assumptions are described in greater detail in this Management's Discussion and Analysis of Financial Condition and Results of Operations section and in the section entitled "New accounting standards" contained in Note 1 of the Notes to Consolidated Financial Statements. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, because of the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the results of operations or financial condition.

Effect of Inflation and Changing Prices

The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of First Home is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. During the current interest rate environment, management believes that the liquidity and the maturity structure of First Home's assets and liabilities are critical to the maintenance of acceptable profitability.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity of Net Portfolio Value. The following table sets forth the change in the Savings Bank's net portfolio value at June 30, 2006, based on Office of Thrift Supervision ("OTS") models, and to a lesser extent, internal assumptions that would occur upon an immediate change in interest rates with no effect given to any steps that management might take to
counteract that change.   Net portfolio value is the present value of expected
cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in net portfolio value that will occur upon an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement.

                                                       Net Portfolio as % of
                           Net Portfolio Value       Portfolio Value of Assets
                        --------------------------   -------------------------
 Basis Point ("bp")     Dollar    Dollar    Percent  Net Portfolio
  Change in Rates       Amount    Change(1) Change   Value Ratio(2) Change(3)
 -----------------      ------   ----------  -----   -------------- ---------
                                (Dollars in thousands)

      300  bp         $ 30,532   $ (3,979)   (12)%       13.25%      (138) bp
      200               32,257     (2,254)    (7)        13.87        (76)
      100               33,664       (847)    (2)        14.36        (27)
        -               34,511          -                14.63          -
     (100)              34,144       (367)    (1)        14.43        (19)
     (200)              32,824     (1,688)    (5)        13.89        (74)



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

The above table illustrates, for example, that at June 30, 2006 an instantaneous 200 basis point increase in market interest rates would decrease the Savings Bank's net portfolio value by approximately $2.3 million, or 7%, and an instantaneous 200 basis point decrease in market interest rates would decrease the Savings Bank's net portfolio value by $1.7 million, or 5%.

The following summarizes key exposure measures for the dates indicated. They measure the change in net portfolio value ratio for a 200 basis point adverse change in interest rates.

                                     June 30,       March 31,       June 30,
                                       2006           2006            2005
                                     -------        --------        -------

   Pre-shock net portfolio
      Value ratio                     14.63%          14.11%         13.89%
   Post-shock net portfolio
      Value ratio                     13.87%          12.53%         12.56%
   Decline in net portfolio
      Value ratio                       76 bp          158 bp         133 bp

The calculated risk exposure measures indicate the Savings Bank's interest rate risk at June 30, 2006 has increased from the previous year end, in that the "shock" increase in market rates would have a relatively small negative effect on net portfolio value.

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

           Report of Independent Registered Public Accounting Firm


To the Board of Directors
First Bancshares, Inc.
Mountain Grove, Missouri


We have audited the accompanying consolidated statement of financial condition of First Bancshares, Inc. and subsidiaries as of June 30, 2006 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of First Bancshares, Inc. and subsidiaries for the year ended June 30, 2005 were audited by other auditors whose report, dated August 16, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancshares, Inc. and subsidiaries as of June 30, 2006, and the results of their operations and their cash flows for the year then ended in conformity with U. S. generally accepted accounting principles.


/s/McGladrey & Pullen, LLP

Kansas City, Missouri
October 13, 2006

           Report of Independent Registered Public Accounting Firm
           -------------------------------------------------------


To the Board of Directors and Stockholders
First Bancshares, Inc. and Subsidiaries
Mountain Grove, Missouri


We have audited the accompanying consolidated statement of financial condition of First Bancshares, Inc. and Subsidiaries as of June 30, 2005 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancshares, Inc. and Subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for the year then ended in conformity with U. S. generally accepted accounting principles.


/s/Kirkpatrick Phillips & Miller, CPAs, P.C.

August 16, 2005
Springfield, Missouri

                     FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   ----------------------------------------------
                              June 30, 2006 and 2005

                                                     2006          2005
                                                ------------    ------------
     ASSETS
     ------
Cash and cash equivalents                       $ 23,473,645    $ 20,617,471
Certificates of deposit purchased                  3,826,847       2,975,128
Securities available-for-sale                     20,883,868      18,945,893
Securities held-to-maturity                       19,209,895      24,156,614
Federal Home Loan Bank stock, at cost              1,611,800       1,904,300
Loans receivable, net                            141,986,975     158,142,705
Accrued interest receivable                        1,177,502       1,335,956
Prepaid expenses                                     292,024         291,718
Property and equipment                             8,028,309       8,335,725
Real estate owned                                    496,721         339,946
Intangible assets                                    335,699         385,814
Deferred tax asset, net                              718,472         718,784
Income taxes recoverable                             316,756          20,512
Bank-owned life insurance                          5,705,493       5,488,380
Other assets                                         330,597         347,972
                                                ------------    ------------
   Total assets                                 $228,394,603    $244,006,918
                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                        $179,141,140    $187,142,706
Advances from Federal Home Loan Bank              22,000,000      28,394,299
Borrowed funds                                             -         679,737
Accrued expenses                                     962,894         972,847
                                                ------------    ------------
   Total liabilities                             202,104,034     217,189,589
                                                ------------    ------------

Commitments and contingencies (Note 13)

Preferred stock, $.01 par value; 2,000,000
 shares authorized, none issued                            -               -
Common stock, $.01 par value; 8,000,000
 shares authorized, issued 2,895,036 in 2006
 and 2,893,036 in 2005, outstanding
 1,552,480 in 2006 and 1,552,010 in 2005              28,950          28,930
Paid-in capital                                   17,851,736      17,829,014
Retained earnings - substantially restricted      27,703,268      28,124,572
Treasury stock, at cost - 1,342,556 shares in
 2006 and 1,341,026 shares in 2005               (19,085,173)    (19,059,171)
Accumulated other comprehensive income (loss)       (208,212)       (106,016)
                                                ------------    ------------
   Total stockholders' equity                     26,290,569      26,817,329
                                                ------------    ------------
   Total liabilities and stockholders' equity   $228,394,603    $244,006,918
                                                ============    ============

            See notes to the consolidated financial statements

                     FIRST BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------
                      Years Ended June 30, 2006 and 2005

                                                     2006          2005
                                                 -----------    -----------
Interest Income:
  Loans receivable                               $10,412,821    $11,312,977
  Securities                                       1,793,140      1,506,388
  Other interest-earning assets                      706,582        445,966
                                                 -----------    -----------
    Total interest income                         12,912,543     13,265,331
                                                 -----------    -----------
Interest Expense:
  Deposits                                         4,430,111      3,455,303
  Borrowed funds                                   1,556,494      1,636,419
                                                 -----------    -----------
    Total interest expense                         5,986,605      5,091,722
                                                 -----------    -----------

    Net interest income                            6,925,938      8,173,609

Provision for loan losses                          1,520,083      2,332,920
                                                 -----------    -----------
    Net interest income after
     provision for loan losses                     5,405,855      5,840,689
                                                 -----------    -----------
Noninterest Income:
  Service charges and other fee income             1,873,041      1,784,037
  Gain (loss) on sale of securities                 (161,299)        (4,102)
  Loss on sale of property and equipment
   and real estate owned                            (380,040)       (40,851)
  Provision for impairment of securities
   available-for-sale                               (260,260)             -
  Income from bank-owned life insurance              217,113      1,021,569
  Other                                              192,665        146,626
                                                 -----------    -----------
    Total noninterest income                       1,481,220      2,907,279
                                                 -----------    -----------
Noninterest Expense:
  Compensation and employee benefits               3,993,840      3,672,255
  Occupancy and equipment                          1,104,746      1,162,941
  Other credit losses and related expenses                 -        589,708
  Professional fees                                  268,458        262,199
  Customer deposit account processing fees           289,184        239,666
  Deposit insurance premiums                          24,185         29,342
  Other                                            1,470,725      1,459,252
                                                 -----------    -----------
    Total noninterest expense                      7,151,138      7,415,363
                                                 -----------    -----------

    Income (loss) before income taxes               (264,063)     1,332,605

Income taxes                                         (91,236)        15,672
                                                 -----------    -----------
    Net income (loss)                            $  (172,827)   $ 1,316,933
                                                 ===========    ===========

    Basic earnings (loss) per share              $     (0.11)   $      0.83
                                                 ===========    ===========

    Diluted earnings (loss) per share            $     (0.11)   $      0.83
                                                 ===========    ===========

                See notes to the consolidated financial statements


                                 FIRST BANCSHARES, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              -----------------------------------------------
                                     Years Ended June 30, 2006 and 2005

                            Common                                                    Other        Total
                             Stock                                                    Compre-      Stock-
                       -----------------     Paid-in     Retained       Treasury      hensive      holders'
                       Shares     Amount     Capital     Earnings        Stock     Income (Loss)   Equity
                       ------     ------    ---------   ----------     ---------   ------------  ----------
Balances at June 30,
 2004                 1,627,819  $28,910  $17,801,316  $ 27,061,158   $(17,460,644)  $(134,497) $27,296,243
                                                                                                -----------
Comprehensive Income:
 Net Income                   -        -            -     1,316,933              -           -    1,316,933
 Other comprehensive
  income, net of tax:
   Change in unrealized
    gain(loss) on
    securities available-
    for-sale, net of
    deferred income
    taxes of $15,209          -        -            -             -              -      25,897       25,897
   Less:  reclassification
    adjustment, net of
    deferred income taxes
    of $1,518                 -        -            -             -              -       2,584        2,584
    Total Comprehensive                                                                         -----------
     Income                                                                                       1,345,414
 Proceeds from exercise                                                                         -----------
  of stock options        2,000       20       19,730             -              -           -       19,750
 Tax Benefit from stock
  options exercised           -        -        7,968             -              -           -        7,968
 Cash dividends ($.16
  per share)                  -        -            -      (253,519)             -           -     (253,519)
 Purchase of treasury
  stock at cost         (77,809)       -            -             -     (1,598,527)          -   (1,598,527)
                      ---------  -------  -----------   -----------   ------------   ---------  -----------
Balances at June 30,
 2005                 1,552,010   28,930   17,829,014    28,124,572    (19,059,171)   (106,016)  26,817,329
                                                                                                -----------
Comprehensive Income:
 Net Income (loss)            -        -            -      (172,827)             -           -     (172,827)
 Other comprehensive
  income, net of tax:
   Change in unrealized
    gain(loss) on
    securities
    available-for-sale,
    net of deferred
    income taxes of
    $(215,490)                -        -            -             -              -    (367,778)    (367,778)
   Less:  reclassification
    adjustment, net of
    deferred income taxes
    of $155,977               -        -            -             -              -     265,582      265,582
   Total Comprehensive                                                                          -----------
    Income (loss)                                                                                  (275,023)
 Proceeds from exercise                                                                         -----------
  of stock options        2,000       20       15,480             -              -           -       15,500
 Tax Benefit from stock
  options exercised           -        -        7,242             -              -           -        7,242
 Cash dividends ($.16
  per share)                  -        -            -      (248,477)             -           -     (248,477)
 Purchase of treasury
  stock at cost          (1,530)       -            -             -        (26,002)          -      (26,002)
                      ---------  -------  -----------   -----------   ------------   ---------  -----------
Balances at June 30,
 2006                 1,552,480  $28,950  $17,851,736   $27,703,268   $(19,085,173)  $(208,212) $26,290,569
                      =========  =======  ===========   ===========   ============   =========  ===========


                                       See notes to the consolidated financial statements



                     FIRST BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                        Years Ended June 30, 2006 and 2005

                                                    2006           2005
                                                -----------     ----------
Cash flows from operating activities:
 Net income (loss)                              $  (172,827)    $1,316,933
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation                                     648,371        709,176
   Amortization                                      70,411         68,004
   Premiums and discounts on securities              48,836         51,356
   (Gain)/loss on sale of securities                161,299          4,102
   Provision for impairment of securities           260,260              -
   Provision for loan losses                      1,520,083      2,332,920
   Deferred income taxes                             59,826       (633,718)
   Loss on sale of property and equipment and
    real estate owned                               380,040         40,851
   Gain from death benefit of bank-owned life
    insurance                                             -       (807,193)
   Increase in cash surrender value on bank-
    owned life insurance                           (217,113)      (214,376)
   Net change in operating accounts:
    Accrued interest receivable and other
     assets                                         201,303        104,873
    Deferred loan costs                              17,480        (23,180)
    Accrued expenses                               (355,003)        13,984
                                                -----------     ----------
     Net cash from operating activities           2,622,966      2,963,732
                                                -----------     ----------

Cash flows from investing activities:
 Purchase of securities available-for-sale      (13,281,210)   (10,534,568)
 Purchase of securities held-to-maturity         (2,000,000)    (1,139,828)
 Proceeds from sale of securities
  available-for-sale                              6,845,018        271,745
 Proceeds from maturities of securities
  available-for-sale                              3,920,093      2,267,705
 Proceeds from maturities of securities
  held-to-maturity                                6,894,219      9,919,225
 Proceeds from redemption of Federal Home
  Loan Bank Stock                                   292,500              -
 Net change in certificates of deposit             (851,719)       423,546
 Net change in loans receivable                  14,299,031      5,052,822
 Purchases of property and equipment             (1,212,728)      (799,607)
 Proceeds from sale of property and equipment       228,088         85,760
 Proceeds from pay out of death benefit on
  bank-owned life insurance                               -      1,295,944
 Proceeds from payments on note receivable            3,253          2,363
 Net proceeds from sale of real estate owned        431,244        530,197
                                                -----------     ----------
 Net cash from investing activities              15,567,789      7,375,304
                                                -----------     ----------

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

               - - - - - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2006 and 2005

                                                    2006           2005
                                                -----------      -----------

Cash flows from financing activities:
 Net change in deposits                         $(8,001,566)    $(20,103,826)
 Payments on borrowed funds                      (7,074,036)      (1,431,705)
 Proceeds from borrowed funds                             -          875,000
 Proceeds from issuance of common stock              15,500           19,750
 Cash dividends paid                               (248,477)        (253,519)
 Purchase of treasury stock                         (26,002)      (1,598,527)
                                                -----------      -----------

    Net cash (used in) financing activities     (15,334,581)     (22,492,827)
                                                -----------      -----------

Net increase (decrease) in cash and cash
 equivalents                                      2,856,174      (12,153,791)

Cash and cash equivalents -
 beginning of period                             20,617,471       32,771,262
                                                -----------      -----------
Cash and cash equivalents -
 end of period                                  $23,473,645      $20,617,471
                                                ===========      ===========

Supplemental disclosures of cash flow
 information:

 Cash paid during the year for:
  Interest on deposits and
   other borrowings                             $ 5,867,445      $ 5,104,758
  Income taxes                                      137,109          664,318

Supplemental schedule of non-cash investing and financing activities:

 Loans transferred to real estate
  acquired in settlement of loans               $   322,666      $   753,766
 Land transferred to other real estate owned        285,000                -


                 See notes to consolidated financial statements

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         Years Ended June 30, 2006 and 2005


    (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Nature of business - First Bancshares, Inc., a Missouri corporation ("Company"), was organized on September 30, 1993 for the purpose of becoming a unitary savings and loan holding company for First Home Savings Bank ("Savings Bank"). The
            Savings Bank is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in southern Missouri. The Company and Savings Bank are also subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

         Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, the Savings Bank and SCMG, Inc. (formerly South Central Missouri Title, Inc.) and the wholly-owned subsidiaries of the Savings Bank, Fybar Service Corporation and First Home Investments. In consolidation, all significant intercompany balances and transactions have been eliminated.

         Estimates - In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the fair value of financial instruments and the allowance for loan losses.

         Segment reporting - An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. The Company has one operating segment, community banking.

         Consolidated statements of cash flows - For purposes of the consolidated statements of cash flows, cash consists of cash on hand and deposits with other financial institutions.
            Cash equivalents include highly-liquid instruments with an original maturity of three months or less.

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       Years Ended June 30, 2006 and 2005


    (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Securities - Securities which are designated as held-to-maturity are designated as such because the Company has the ability and intent to hold these securities to maturity. Such securities are reported at amortized cost.

            All other securities are designated as available-for-sale, a designation which provides the company with certain flexibility in managing its investment portfolio. Such securities are reported at fair value; net unrealized gains and losses are excluded from income and reported net of applicable income taxes as a separate component of stockholders' equity.

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

            Declines in fair value of individual securities below their amortized cost that are determined to be other than temporary result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings as realized losses. Management considers independent price quotations, projected target prices of investment analysis within the short term, the financial condition of the issuer when determining other-than-temporary losses, the length of time and the extent to which the fair value has been less than cost, and the intent and ability of the Company to retain its investment in the issues for a period of time sufficient to allow for any anticipated recovery in fair value.

         Federal Home Loan Bank stock - The Savings Bank, as a member of the Federal Home Loan Bank ("FHLB") system, is required to maintain an investment in capital stock of the FHLB of Des Moines. No ready market exists for this stock and it has no quoted market value. The stock is subject to repurchase by the FHLB at par and is reported at cost.

         Loans receivable - Loans receivable are stated at their principal amount outstanding, net of deferred loan origination and commitment fees and certain net direct costs, which are recognized over the contractual life of the loan as an adjustment of the loan's yield. Interest income on loans is recognized on an accrual basis.

            The accrual of interest on impaired loans is discontinued when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past due 90 days or more. The interest on these loans is accounted for on the cash-basis method, until qualifying for return to accrual. Any accrued but uncollected interest previously recorded on such loans is generally reversed in the current period and interest income is subsequently recognized upon collection. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         Years Ended June 30, 2006 and 2005


    (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

            Loan origination fees and certain direct loan origination costs are deferred and recognized in interest income over the contractual lives of the related loans using the interest method. When a loan is paid-off, the unamortized balance of these deferred fees and costs is recognized in income.

         Allowance for loan losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

            The allowance for loan losses is evaluated on a regular basis by management and is based on management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

            The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention.
            For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         Years Ended June 30, 2006 and 2005


    (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            A loan is considered impaired when, based on current information and events, it is probable that the Savings Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and real estate loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

            Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Savings Bank does not separately identify individual consumer loans for impairment disclosures.

         Property and equipment and related depreciation - Property and equipment has been stated at cost. Property and equipment depreciation has been principally computed by applying the following methods and estimated lives:

                    Category               Estimated Life         Method
            --------------------------     --------------      -------------
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

         Intangible assets - The intangible asset relates to customer relationships that were acquired in connection with the acquisition of two branches. The premium paid by the Savings Bank for the branches is being amortized on a straight-line basis over 15 years.

         Bank-owned life insurance - Bank-owned life insurance is carried at its cash surrender value. Changes in cash surrender value are recorded in non-interest income.

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                         Years Ended June 30, 2006 and 2005


    (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Income taxes - Deferred taxes are determined using the liability
            (or balance sheet) method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Real estate owned - Includes real estate held for sale and real estate acquired in the settlement of loans, which, is recorded at the lower of the remaining loan balance or estimated fair value less the estimated costs to sell the asset. Any write down at the time of foreclosure is charged against the allowance for loan losses. Subsequently, net expenses related to holding the property and declines in the market value are charged against income.

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

         Comprehensive income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

         Employee stock options - During the years ended June 30, 2006 and 2005 the Company had a stock-based employee compensation plan, which is described more fully in Note 10, Employee Benefit Plans. The Company accounted for the plan under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       Years Ended June 30, 2006 and 2005

    (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

            Pro forma information regarding net income is required by Statement of Financial Accounting Standards ("SFAS") No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a fair value option pricing model.

            The effect of applying the fair value method required by SFAS No. 123 to the Company's stock option awards results in net income and earnings per share that are not materially different from amounts reported in the consolidated statements of income, therefore a table reconciling net income and earnings per share as reported and on a pro forma basis has not been presented.

         Revenue recognition - Deposit account transaction fees and other ancillary non-interest income related to the Savings Bank's deposit and lending activities are accrued as services are performed.

         New accounting standards - In December 2004, the Financial
            Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment." This Statement revises SFAS Statement No. 123, "Accounting for Stock-Based Compensation," amends SFAS No. 95, "Statement of Cash Flows," and supersedes APB Opinion No. 25. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights and employee stock purchase plans. It requires that all stock-based compensation now be measured at fair value and recognized as expense in the income statement. This Statement also clarifies and expands guidance on measuring fair value of stock compensation, requires estimation of forfeitures when determining expense, and requires that excess tax benefits be shown as financing cash inflows versus a reduction of taxes paid in the statement of cash flows. Various other changes are also required. This Statement is effective beginning July 1, 2006, for the Company. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation and cash flows.

            In May 2005, the Financial Accounting Standards Board ("FASB")
            issued SFAS No. 154, "Accounting Changes and Error Corrections   A
            Replacement of APB Opinion No. 20 and FASB Statement No. 3." Among other things, SFAS No. 154 requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the new accounting principle, unless it is impractical to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this statement will have a material effect on its financial statements.

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       Years Ended June 30, 2006 and 2005

    (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -----------------------------------------------------

            In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement also subjects beneficial interests in securitized financial assets to the requirements of SFAS No. 133. For the Company, this statement is effective for all financial instruments acquired, issued, or subject to remeasurement after the beginning of its fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company does not anticipate this statement will have a material effect on its financial statements.

            In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." The statement amends SFAS No. 140 by (1) requiring the separate accounting for servicing assets and servicing liabilities, which arise from the sale of financial assets; (2) requiring all separately recognized serving assets and servicing liabilities to be initially measured at fair value, if practicable; and (3) permitting an entity to choose between an amortization method or a fair value method for subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. This Statement is effective for fiscal years beginning after September 15, 2006, with earlier adoption permitted. The Company does not anticipate this statement will have a material effect on its financial statements.

            In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not anticipate this statement will have a material effect on its financial statements.

         Reclassifications - Certain accounts in the prior-years' consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year consolidated financial statements. There were no changes to previously reported stockholders' equity or net income.

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       Years Ended June 30, 2006 and 2005

       (2)  SECURITIES
            ----------

            A summary of the securities available-for-sale at June 30, 2006 is as follows:

                                              Gross Unrealized     Estimated
                                Amortized     ----------------       Fair
                                   Cost       Gains     Losses       Value
                               -----------    -----     ------    -----------
United States Government
 and  Federal agency
 obligations                   $ 8,931,356   $    -   $(117,635)  $ 8,813,721
Obligations of states and
 political subdivisions          1,325,000        -      (6,574)    1,318,426
Mutual funds                        26,236        -           -        26,236
Federal agency mortgage
 back securities                 8,663,462    1,309    (210,286)    8,454,485
Common and preferred stocks      2,267,000    4,000           -     2,271,000
                               -----------   ------   ---------   -----------
   Total                       $21,213,054   $5,309   $(334,495)  $20,883,868
                               ===========   ======   =========   ===========

            A summary of securities held-to-maturity at June 30, 2006 is as follows:

                                              Gross Unrealized     Estimated
                                Amortized     ----------------       Fair
                                   Cost       Gains     Losses       Value
                               -----------    -----     ------    -----------
United States Government and
 Federal agency obligations   $14,750,000    $    -   $(231,352)  $14,518,648
Obligations of states and
 political subdivisions         2,463,702     4,964     (22,212)    2,446,454
Federal agency mortgage
 back securities                1,996,193       617    (152,100)    1,844,710
                              -----------    ------   ---------   -----------
   Total                      $19,209,895    $5,581   $(405,664)  $18,809,812
                              ===========    ======   =========   ===========

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       Years Ended June 30, 2006 and 2005


       (2)  SECURITIES (CONTINUED)
            ---------------------

            The amortized cost and estimated market value of debt securities at June 30, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Available for Sale
                                                    -------------------------
                                                      Amortized     Estimated
                                                        Cost       Fair Value
                                                    -----------   -----------
     Due in one year or less                        $ 4,022,092   $ 3,979,561
     Due after one year through five years            6,124,264     6,043,675
     Due after five years through ten years             110,000       108,911
                                                    -----------   -----------
     Subtotal                                        10,256,356    10,132,147
     Mutual funds                                        26,236        26,236
     Federal agency mortgage back securities          8,663,462     8,454,485
     Common and preferred stocks                      2,267,000     2,271,000
                                                    -----------   -----------
        Total                                       $21,213,054   $20,883,868
                                                    ===========   ===========

                                                          Held to Maturity
                                                    -------------------------
                                                      Amortized     Estimated
                                                        Cost       Fair Value
                                                    -----------   -----------
     Due in one year or less                        $ 3,440,060   $ 3,410,818
     Due after one year through five years           11,234,649    11,090,962
     Due after five years through ten years           1,334,756     1,314,844
     Due after ten years                              1,204,237     1,148,478
                                                    -----------   -----------
     Subtotal                                        17,213,702    16,965,102
     Federal agency mortgage back securities          1,996,193     1,844,710
                                                    -----------   -----------
        Total                                       $19,209,895   $18,809,812
                                                    ===========   ===========

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       Years Ended June 30, 2006 and 2005


       (2)  SECURITIES (CONTINUED)
            ---------------------

            A summary of the securities available-for-sale at June 30, 2005 is as follows:

                                              Gross Unrealized     Estimated
                                Amortized     ----------------       Fair
                                   Cost       Gains     Losses       Value
                               -----------    -----     ------    -----------
United States Government and
 Federal agency obligations    $ 8,258,419  $ 6,441   $ (86,561) $ 8,178,299
Obligations of states and
 political subdivisions            340,000    3,079      (1,620)     341,459
Mutual funds                        26,236        -           -       26,236
Federal agency mortgage
 back securities                 7,962,936   31,172     (22,009)   7,972,099
Common and preferred stocks      2,527,260   12,000    (111,460)   2,427,800
                               -----------  -------   ---------  -----------
   Total                       $19,114,851  $52,692   $(221,650) $18,945,893
                               ===========  =======   =========  ===========

            A summary of securities held-to-maturity at June 30, 2005 is as follows:

                                              Gross Unrealized    Estimated
                                Amortized     ----------------      Fair
                                   Cost       Gains     Losses      Value
                               -----------    -----     ------   -----------
United States Government and
 Federal agency obligations    $18,247,274  $   155   $(127,999) $18,119,430
Obligations of states and
 political subdivisions          3,089,722   44,265      (6,168)   3,127,819
Federal agency mortgage
 back securities                 2,819,618    3,529     (54,301)   2,768,846
                               -----------  -------   ---------  -----------
   Total                       $24,156,614  $47,949   $(188,468) $24,016,095
                               ===========  =======   =========  ===========

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 2006 and 2005


       (2)  SECURITIES (CONTINUED)
            ---------------------

            The following table presents the fair value and gross unrealized losses of the Company's securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006.


                                                       Available For Sale
                         ------------------------------------------------------------------------------
                           Less Than 12 Months          12 Months or More                Total
                         ------------------------    -----------------------   ------------------------
                                         Gross                       Gross                     Gross
                                       Unrealized                 Unrealized                 Unrealized
                          Fair Value    (Losses)     Fair Value    (Losses)     Fair Value     Losses
                         -----------   ----------    ----------   ----------   -----------   ----------
United States
  Government and
  Federal agency
  obligations            $ 6,862,156   $  (69,923)   $1,951,565   $  (47,712)  $ 8,813,721   $ (117,635)
Obligations of states
  and political
  subdivisions             1,189,867       (5,133)      128,559       (1,441)    1,318,426       (6,574)
Federal agency
  mortgage backed
  securities               6,083,340     (135,652)    1,383,049      (74,634)    7,466,389     (210,286)
                         -----------   ----------    ----------   ----------   -----------   -----------
Total temporarily
  impaired securities    $14,135,363   $ (210,708)   $3,463,173   $ (123,787)  $17,598,536   $ (334,495)
                         ===========   ==========    ==========   ==========   ===========   ==========

                                                        Held to Maturity
                         ------------------------------------------------------------------------------
                           Less Than 12 Months          12 Months or More                Total
                         ------------------------    -----------------------   ------------------------
                                         Gross                       Gross                     Gross
                                       Unrealized                 Unrealized                 Unrealized
                          Fair Value    (Losses)     Fair Value    (Losses)     Fair Value     Losses
                         -----------   ----------    ----------   ----------   -----------   ----------
United States
  Government and
  Federal agency
  obligations            $ 2,429,690   $  (70,310)   $12,088,958  $ (161,042)  $14,518,648   $  (231,352)
Obligations of states
  and political
  subdivisions             1,304,336      (15,725)       387,750      (6,487)    1,692,086       (22,212)
Federal agency
  mortgage backed
  securities                 286,241       (9,366)     1,524,847    (142,734)    1,811,088      (152,100)

                         -----------   ----------    -----------   ----------  -----------   -----------
Total temporarily
  impaired securities    $ 4,020,267   $  (95,401)   $14,001,555   $ (310,263) $18,021,822   $  (405,664)
                         ===========   ==========    ===========   ==========  ===========   ===========




            The unrealized losses associated with the Company's debt securities are not considered to be other-than-temporarily impaired because their unrealized losses are related to changes in interest rates and not from the deterioration in the creditworthiness of the issuer and, as such, are considered by the Company to be temporary. In addition, the Company has the ability and intent to hold these investments for a period of time sufficient to allow for an anticipated recovery.

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - - -
                         Years Ended June 30, 2006 and 2005

       (2)  SECURITIES (CONTINUED)
            ---------------------

            The Company's investments in common and preferred stocks consist primarily of two stocks. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of their unrealized losses and determined the unrealized losses related to these two stocks were other-than-temporary. Accordingly, an impairment loss of $260,260 was charged to expense and the cost basis of the securities was reduced by the same amount.

            The following table presents proceeds from sales of securities and the gross realized securities gains and losses.

                                                         June 30,
                                                  -----------------------
                                                     2006         2005
                                                  ----------   ----------
            Proceeds from sales                   $6,845,018   $  271,745
                                                  ==========   ==========
            Realized gains                        $        -   $        -
            Realized (losses)                       (161,299)      (4,102)
                                                  ----------   ----------

              Net realized (losses)               $ (161,299)  $   (4,102)
                                                  ==========   ==========

            The book value of securities pledged as collateral, to secure public deposits was $259,853 at June 30, 2006 and $259,819 at June 30, 2005.

       (3)  LOANS RECEIVABLE
            ----------------

            Loans receivable at June 30 consist of the following:

                                                      2006          2005
                                                  ------------  ------------
            Residential real estate               $ 82,519,285  $ 89,220,396
            Commercial real estate                  37,096,966    41,491,575
            Land                                     7,949,085     9,450,129
            Loans to depositors, secured by
             savings accounts                        1,708,700     1,709,487
            Consumer and automobile loans            6,755,244     7,877,448
            Second mortgage loans                    3,658,886     4,160,390
            Commercial loans                         8,532,078    10,046,951
            Overdrafts                                 210,298       160,436
                                                  ------------  ------------
              Total gross loans                    148,430,542   164,116,812
            Allowance for loan losses               (2,474,439)   (2,850,704)
            Loans in process                        (4,152,747)   (3,324,502)
              Unamortized deferred loan costs, net
               of origination fees                     183,619       201,099
                                                  ------------  ------------
            Net loans receivable                  $141,986,975  $158,142,705
                                                  ============  ============

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       Years Ended June 30, 2006 and 2005

       (3)  LOANS RECEIVABLE (CONTINUED)
            ---------------------------

            Activity in the allowance for loan losses is summarized as follows for the years ended June 30:

                                                      2006         2005
                                                  -----------   ----------
            Balance at beginning of year          $ 2,850,704   $1,239,618
            Provision charged to income             1,520,083    2,332,920
            Charge-offs                            (1,999,592)    (808,799)
            Recoveries                                103,244       86,965
                                                  -----------   ----------
              Balance at end of year              $ 2,474,439   $2,850,704
                                                  ===========   ==========

            The Savings Bank primarily grants loans to customers throughout southern Missouri. The loans are typically secured by real estate or personal property.

            Loans receivable at June 30, 2006 and 2005 that are past 90 days due or nonaccrual consist of the following:

                                                      2006         2005
                                                  -----------   ----------
            Past due 90 days or more and still
             accruing                             $     2,913   $  148,408
            Nonaccrual                                841,367    2,854,263
                                                  -----------   ----------
                                                  $   844,280   $3,002,671
                                                  ===========   ==========

            The following is a summary of information pertaining to impaired loans:

                                                           June 30,
                                                      2006         2005
                                                  -----------   ----------
            Total impaired loans                  $   844,280   $5,044,244
                                                  ===========   ==========

            Total impaired loans without reserve  $    40,509   $  445,940
                                                  ===========   ==========

            Total impaired loans with reserve     $   803,771   $4,598,304
                                                  ===========   ==========
            Valuation allowance related to
             impaired loans                       $   126,252   $1,853,713
                                                  ===========   ==========

                                                    Years Ended June 30,
                                                      2006         2005
                                                  -----------   ----------
            Average investment in
             impaired loans                       $ 2,496,402   $4,461,607
                                                  ===========   ==========
            Interest income recognized
             on impaired loans                    $   140,270   $  165,186
                                                  ===========   ==========
            Interest income recognized on
             a cash basis on impaired loans       $   136,599   $  158,065
                                                  ===========   ==========

                      FIRST BANCSHARES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                     -----------------------------------------
                         Years Ended June 30, 2006 and 2005

  (4)  PROPERTY AND EQUIPMENT
       ----------------------

       Property and equipment at June 30 consists of the following:

                                           2006
                             ------------------------------------
                                            Accum.
              Category           Cost       Deprec.       Net
         ------------------  -----------  ----------  -----------
         Land                $   635,204  $        -  $   635,204
         Buildings             5,490,973   1,886,564    3,604,409
         Office furniture,
          fixtures and
          equipment            3,470,018   2,004,932    1,465,086
         Automobiles             160,557     100,848       59,709
         Investment real
          estate               2,896,736     632,835    2,263,901
                             -----------  ----------  -----------
         Total               $12,653,488  $4,625,179  $ 8,028,309
                             ===========  ==========  ===========

                                           2005
                             ------------------------------------
                                            Accum.
              Category           Cost       Deprec.       Net
         ------------------  -----------  ----------  -----------
         Land                $ 1,002,784  $        -  $ 1,002,784
         Buildings             5,476,960   1,714,923    3,762,037
         Office furniture,
          fixtures and
          equipment            2,923,194   1,964,221      958,973
         Automobiles             158,770     132,340       26,430
         Investment real
          estate               3,173,604     588,103    2,585,501
                             -----------  ----------  -----------
         Total               $12,735,312  $4,399,587  $ 8,335,725
                             ===========  ==========  ===========

       Depreciation charges to operations for the years ended June 30, 2006 and 2005 were $648,371 and $709,176, respectively.

       In June 2006, the Savings Bank assumed the lease for a new branch location. The remaining term of this lease is nine years. The monthly rent under this lease is subject to annual adjustments based on the annual change in a base index. Minimum future lease payments for leased facilities for the next five years are as follows:

                  2007             $  84,768
                  2008                84,768
                  2009                84,768
                  2010                84,768
                  2011                84,768
                  Thereafter         332,008
                                   ---------

                                   $ 755,848
                                   =========

                      FIRST BANCSHARES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                     -----------------------------------------
                         Years Ended June 30, 2006 and 2005

        (5)  INTANGIBLE ASSET
            ----------------

            A summary of the intangible asset at June 30 is as follows:

                                                       2006           2005
                                                  -----------     -----------
              Premium on branch acquisition       $ 1,020,216     $ 1,020,216
              Accumulated amortization               (684,517)       (634,402)
                                                  -----------     -----------
               Net premium on branch acquisition  $   335,699     $   385,814
                                                  ===========     ===========

            Amortization expense relating to this premium was $50,115 in 2006 and 2005.

            Estimated amortization expense is as follows for the years ending June 30:

                                     2007         $    50,115
                                     2008              50,115
                                     2009              50,115
                                     2010              50,115
                                     2011              50,115
                                     Thereafter        85,124
                                                  -----------
                                                  $   335,699
                                                  ===========
       (6)  CUSTOMER DEPOSITS
            -----------------

            A summary of deposit accounts at June 30 is as follows:

                                                      2006            2005
                                                 -------------  -------------
            Noninterest-bearing checking         $  12,745,481  $  11,815,549
            Interest-bearing checking               34,879,468     38,237,541
            Super Saver money market                23,420,108     29,873,995
            Savings                                 16,885,789     17,584,391
            Certificates of Deposit                 91,210,294     89,631,230
                                                 -------------  -------------
            Total                                $ 179,141,140  $ 187,142,706
                                                 =============  =============

            The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was $24,246,422 and $24,409,250 at June 30, 2006 and 2005, respectively.

            At June 30, 2006, scheduled maturities of certificates of deposit are as follows:

                                     2007                       $  60,470,128
                                     2008                          13,716,641
                                     2009                          10,209,873
                                     2010                           6,377,886
                                     2011                             435,766
                                                                -------------
                                                                $  91,210,294
                                                                =============

                      FIRST BANCSHARES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                     -----------------------------------------
                         Years Ended June 30, 2006 and 2005

       (7)  ADVANCES FROM FEDERAL HOME LOAN BANK
            ------------------------------------

            The advances listed below were obtained from the FHLB of Des Moines. The advances are secured by FHLB stock and qualifying one-to-four family mortgage loans. Advances from the FHLB at June 30 are summarized as follows:

                                                 Weighted             Weighted
                                                 Average              Average
                                        2006       Rate      2005       Rate
                                   ------------    ----   -----------   ----
            Term Advances:

            Long-term; fixed-rate;
            callable quarterly     $ 22,000,000   5.74 %  $28,000,000   5.48%

            Amortizing Advances:

            Long-term; fixed-rate;
             noncallable                      -      -        394,299   7.42
                                   ------------           -----------
            Total                  $ 22,000,000   5.74 %  $28,394,299   5.50%
                                   ============           ===========

            As of June 30, 2006 the fixed-rate term advances shown above shall be subject to a prepayment fee equal to 100 percent of the present value of the monthly lost cash flow to the FHLB based upon the difference between the contract rate on the advance and the rate on an alternative qualifying investment of the same remaining maturity. Advances may be prepaid without a prepayment fee if the rate on an advance being prepaid is equal to or below the current rate for an alternative qualifying investment of the same remaining maturity.

            Maturities of FHLB advances are as follows:

                                                             Aggregate
                                                               Annual
                            Year Ended June 30               Maturities
                           --------------------             ------------
                                   2007                     $          -
                                   2008                                -
                                   2009                                -
                                   2010                                -
                                   2011                       22,000,000
                                                            ------------
                                                            $ 22,000,000
                                                            ============

                      FIRST BANCSHARES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                     -----------------------------------------
                         Years Ended June 30, 2006 and 2005

       (8)  BORROWED FUNDS
            --------------

            Borrowed Funds consist of the following:

                                                               2005
                                                           -----------
            Prime minus .5%; Midwest Independent
               Bank; $1,000,000 line of credit; secured
               by Bank stock; interest payable semi-
               annually; due on demand or March, 2006      $   625,000

               Other                                            54,737
                                                           -----------
                                                           $   679,737
                                                           ===========

            At June 30, 2006, the Savings Bank had irrevocable letters of credit issued on its behalf from the FHLB totaling $3,500,000. The letters of credit expire August 2006 through July 2007.

       (9)  INCOME TAXES
            ------------

            The provision for income tax expense for the years ended June 30 is as follows:

                                                     2006           2005
                                                -------------  -------------

            Current                             $    (151,062) $     649,390
            Deferred                                   59,826       (633,718)
                                                -------------  -------------
             Total                              $     (91,236) $      15,672
                                                =============  =============

            The provision for income taxes differs from that computed at the statutory corporate rate, 34%, for the years ended June 30 as follows:

                                                     2006           2005
                                                -------------  -------------
            Tax at statutory rate               $     (89,780) $     453,086
            Increase (decrease) in taxes
             resulting from:
             State taxes, net of federal
              benefit                                  (4,166)        91,902
             Tax-exempt income                        (40,462)       (41,044)
             Bank-owned life insurance                (73,818)      (347,333)
             Tax credits                                    -        (45,511)
             Dividends received deduction             (33,097)       (33,520)
             Change in valuation allowance             96,296              -
             Net effect of other book/tax
              differences                              53,791        (61,908)
                                                -------------  -------------
             Provision for income taxes         $     (91,236) $      15,672
                                                =============  =============

                      FIRST BANCSHARES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                     -----------------------------------------
                         Years Ended June 30, 2006 and 2005

       (9)  INCOME TAXES (CONTINUED)
            -----------------------

            The components of deferred tax assets and liabilities as of June 30, 2006 and 2005 consisted of:

                                                       2006           2005
                                                   ------------   ------------
            Deferred tax assets:
             Reserve for loan losses               $    915,542   $  1,048,824
             Investment impairment                       96,296              -
             Health insurance plan reserves
              not currently deductible                    2,699         36,620
             Book amortization in excess of tax
              amortization                               52,461         51,574
             Compensated employee absences               50,357         50,505
             Accrued expenses not currently
              deductible                                      -         55,500
             State net operating loss carryforwards      40,018         27,016
             Net unrealized loss on available for
              sale securities                           121,798         62,285
             Other                                            -          2,776
                                                   ------------   ------------
                                                      1,279,171      1,335,100
             Valuation allowance                        (96,296)             -
                                                   ------------   ------------
                Total net deferred tax assets      $  1,182,875   $  1,335,100
                                                   ============   ============
            Deferred tax liabilities:
             Premises and equipment                $   (262,053)  $  (402,155)
             FHLB stock dividends                       (60,936)      (60,936)
             Prepaid expenses                           (70,298)      (71,202)
             Unamortized deferred loan costs,
               net of fees                              (71,116)      (82,023)
                                                   ------------   ------------
               Total gross deferred tax liabilities    (464,403)     (616,316)
                                                   ------------   ------------
               Total net deferred tax assets       $    718,472   $    718,784
                                                   ============   ============

            In accordance with SFAS No. 109, a deferred tax liability has not been recognized for tax basis bad debt reserves of approximately $2,190,825 of the Savings Bank that arose in tax years that began prior to December 31, 1987. At June 30, 2006 the amount of the deferred tax liability that had not been recognized was approximately $811,000. This deferred tax liability could be recognized if, in the future, there is a change in federal tax law, the Savings Bank fails to meet the definition of a "qualified savings institution," as defined by the Internal Revenue Code, certain distributions are made with respect to the stock of the Savings Bank, or the bad debt reserves are used for any purpose other than absorbing bad debts.

            During the year ended June 30, 2006, the Savings Bank recorded a valuation allowance of $96,296 on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during 2006 or 2005.

                      FIRST BANCSHARES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                     -----------------------------------------
                         Years Ended June 30, 2006 and 2005


       (10) EMPLOYEE BENEFIT PLANS
            ----------------------

            The Savings Bank participates in a multiple-employer defined benefit pension plan covering substantially all employees. Separate actuarial valuations are not available for each participating employer, nor are plan assets segregated. Pension expense for the years ended June 30, 2006 and 2005 was approximately $404,000 and $298,000, respectively.

            The First Home Savings Bank Employee Stock Ownership and 401(k) Plan covers all employees that are age 21 and have completed six months of service. The Company may make discretionary contributions in the form of Company common stock or cash. The Company did not incur any expense related to the ESOP and 401(k) plan in 2005 and incurred expense of $8,113 in 2006.

            The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

            The Company's 2004 Stock Option and Incentive Plan has authorized the grant of options to certain officers, employees and directors for up to 100,000 shares of the Company's common stock. All options granted have 10 year terms and vest and become exercisable ratably over five years following the date of grant. The plan was approved by shareholders in October 2004.

            The Company's 2004 Management Recognition Plan has authorized the award of shares to certain officers, employees and directors for up to 50,000 shares of the Company's common stock. All shares awarded will have a restricted period to be determined by the Corporation's Compensation Committee. The restricted period shall not be less than three years if the award is time based, or not less than one year if performance based. The plan was approved by shareholders in October 2004.

                       FIRST BANCSHARES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                     -----------------------------------------
                         Years Ended June 30, 2006 and 2005


       (10) EMPLOYEE BENEFIT PLANS (CONTINUED)
            ---------------------------------

            A summary of the Company's stock option activity, and related information for the years ended June 30 follows:

                                              2006                2005
                                    --------------------   -------------------
                                                Weighted              Weighted
                                                 Average               Average
                                     Options      Price     Options     Price
                                    ----------  --------   ---------  --------
            Outstanding -
             beginning of year           2,000  $   7.75       6,000   $  9.17
            Granted                     48,000     17.46           -         -
            Exercised                   (2,000)     7.75      (2,000)    9.875
            Forfeited                        -         -      (2,000)    9.875
                                    ----------             ---------
             Outstanding -
             end of year                48,000     17.46       2,000      7.75
                                    ==========             =========
            Exercisable at end
             of year                     5,000  $  17.79       2,000   $  7.75
                                    ==========             =========

            The following table summarizes information about stock options outstanding at June 30, 2006:

                                      Number         Number       Remaining
                       Exercise   Outstanding at  Exercisable at  Contractual
                         Price        June 30        June 30     Life (Months)
                     ------------ --------------  -------------- -------------
                     $      17.79         30,000           5,000      114
                            17.50          3,000               -      116
                            16.78         15,000               -      120

       (11) EARNINGS PER SHARE
            ------------------

            The following information shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock. The amounts in the income columns represent the numerator and the amounts in the shares columns represent the denominator.

                                       Years Ended June 30,
                      --------------------------------------------------------
                               2006                           2005
                      --------------------------   ---------------------------
                                            Per                           Per
                                           Share                         Share
                        Income    Shares    Amt      Income    Shares     Amt
                      ---------  --------- ------  ---------- ---------  -----
       Basic EPS:
       Income available
        to common
        stockholders  $(172,827) 1,553,010 $(0.11) $1,316,933 1,595,139  $0.83
                                           ======                        =====
       Effect of
        dilutive
        securities            -          -                  -     1,229
                      ---------  ---------         ---------- ---------
       Diluted EPS:
        Income available
        to stockholders
        plus stock
        options       $(172,827) 1,553,010 $(0.11) $1,316,933 1,596,368  $0.83
                      =========  ========= ======  ========== =========  =====

                       FIRST BANCSHARES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                     -----------------------------------------
                         Years Ended June 30, 2006 and 2005

       (12) RELATED PARTY TRANSACTIONS
            --------------------------

            Certain employees, officers and directors are engaged in transactions with the Savings Bank in the ordinary course of business. It is the Savings Bank's policy that all related party transactions are conducted at "arm's length" and all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers. A summary of the changes in outstanding loans to employees, officers and directors for the year ended June 30 is as follows:

                                                         2006
                                                    --------------
                 Beginning balances                 $      950,393
                 Originations and advances                 289,170
                 Principal repayments                     (652,083)
                                                    --------------
                 Ending balances                    $      587,480
                                                    ==============

            The Company has two directors that perform legal services on behalf of the Savings Bank. The services primarily relate to foreclosures and bankruptcies. During the years ended June 30, 2006 and 2005, the Savings Bank paid $56,713 and $37,481, respectively, for legal services performed by these directors.

       (13) COMMITMENTS AND CONTINGENCIES
            -----------------------------

            In the ordinary course of business, the Savings Bank has various outstanding commitments that are not reflected in the accompanying consolidated financial statements. The principal commitments of the Savings Bank are as follows:

            Letters of Credit - Outstanding standby letters of credit were approximately $1,607,000 and $1,598,000 at June 30, 2006 and
              2005, respectively.

            Loan Commitments - The Savings Bank had outstanding firm
              commitments to originate fixed interest rate loans in the amount of $1,859,000 at June 30, 2006 and fixed interest rate loans of $25,000 and variable interest rate loans of $1,278,000 at June 30, 2005.

            Lines of Credit - The unused portion of lines of credit was approximately $3,688,000 and $3,135,000 at June 30, 2006 and
              2005, respectively.

            Loans in Process - The Savings Bank had recorded loans in process representing the undisbursed portion of loans in the amount of $4,152,747 and $3,324,502 at June 30, 2006 and 2005,
              respectively. These amounts were recorded as loans receivable, with a corresponding reduction for such loans in process as reflected in Note 3, Loans Receivable.

                       FIRST BANCSHARES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                     -----------------------------------------
                         Years Ended June 30, 2006 and 2005

       (13) COMMITMENTS AND CONTINGENCIES (CONTINUED)
            ----------------------------------------

            Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, crops, livestock, inventory, property and equipment, residential and commercial real estate as well as income-producing commercial properties.

            Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most guarantees have one year terms. Guarantees that extend longer than one year are approximately $410,880. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. At June 30, 2006, approximately 44% of the standby letters of credit were collateralized. No amounts were recorded as liabilities at June 30, 2006 or 2005.

       (14) CONCENTRATION OF CREDIT RISK
            ----------------------------

            The Savings Bank maintains its primary bank accounts with institutions in Missouri and Iowa. On June 30, 2006, the individual balances of these accounts exceeded standard insurance limits established by the Federal Deposit Insurance Corporation. The Savings Bank has not experienced any losses in such accounts.

       (15) REGULATORY CAPITAL REQUIREMENTS
            -------------------------------

            The Savings Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision ("OTS"). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that if undertaken, could have a direct material affect on the Savings Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines involving quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                      FIRST BANCSHARES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                     -----------------------------------------
                         Years Ended June 30, 2006 and 2005

       (15) REGULATORY CAPITAL REQUIREMENTS (CONTINUED)
            ------------------------------------------

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

            Management believes, as of June 30, 2006, that the Savings Bank meets all capital adequacy requirements to which it is subject.

            As of June 30, 2006, the most recent notification from the OTS, the Savings Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Savings Bank must maintain minimum total risk- based, Tier 1 risk-based, and core capital leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

            The Savings Bank's actual capital amounts and ratios are also presented in the table.

                                                              To Be Well-
                                                           Capitalized Under
                                         For Capital       Prompt Corrective
                          Actual       Adequacy Purposes   Action Provisions
                     ----------------  -----------------   -----------------
                     Amount     Ratio   Amount    Ratio    Amount      Ratio
                     ------    ------  --------  -------   -------    ------
                                     (Dollars in thousands)
As of June 30, 2006:
 Total Risk-Based
  Capital (to Risk-
  Weighted Assets)   $24,428    17.46%  >$11,190    8.0%    >$13,987    10.0%
 Core Capital                           -                   -
  (to Adjusted
  Tangible Assets)    22,706    10.06%  >  9,026    4.0%    > 11,283     5.0%
 Tangible Capital                       -                   -
  (to Adjusted
  Tangible Assets)    22,706    10.06%  >  3,385    1.5%         N/A
 Tier 1 Capital                         -
  (to Risk-Weighted
  Assets)             22,706    16.23%       N/A               8,392     6.0%


As of June 30, 2005:
 Total Risk-Based
  Capital (to Risk-
  Weighted Assets)   $25,367    16.54%  >$12,271    8.0%    >$15,339    10.0%
 Core Capital                           -                   -
  (to Adjusted
  Tangible Assets)    23,681     9.85%  >  9,617    4.0%    > 12,021     5.0%
 Tangible Capital                       -                   -
  (to Adjusted
   Tangible Assets)   23,681     9.85%  >  3,606    1.5%         N/A
 Tier 1 Capital                         -
   (to Risk-Weighted
   Assets)            23,681    15.44%       N/A               9,203    6.0%

                      FIRST BANCSHARES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                     -----------------------------------------
                         Years Ended June 30, 2006 and 2005

       (16) COMMON STOCK
            ------------

            As provided in the Company's Articles of Incorporation record holders of Common Stock who beneficially own, either directly or indirectly, in excess of 10% of the Company's outstanding shares are not entitled to any vote with respect to the shares they hold in excess of the 10% limit.

       (17) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
            -----------------------------------------------------

            The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

            Cash and cash equivalents and certificates of deposit - For these short-term instruments, the carrying amount approximates fair value.

            Available-for-sale and held-to-maturity securities - Fair values for securities equal quoted market prices, if available. If quoted market prices are not available, fair values are estimated based on quoted market prices of similar securities.

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

            Accrued Interest - The carrying amounts of accrued interest approximate their fair value.

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

           FHLB advances - Rates currently available to the Savings Bank for advances with similar terms and remaining maturities are used to estimate fair value of existing advances.

           Borrowed Funds - The carrying amounts of the Company's borrowings approximate their fair values.

                      FIRST BANCSHARES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                     -----------------------------------------
                         Years Ended June 30, 2006 and 2005

       (17) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
            -----------------------------------------------------
            (CONTINUED)
            -----------

            Commitments to extend credit, letters of credit and lines of credit - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date and are insignificant.

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

                                                        June 30, 2006
                                               -------------------------------
                                                Approximate
                                                  Carrying       Approximate
                                                   Amount         Fair Value
                                               -------------    --------------
            Financial assets:
              Cash and cash equivalents        $  23,474,000    $   23,474,000
              Certificates of deposit              3,827,000         3,827,000
              Available-for-sale securities       20,884,000        20,884,000
              Held-to-maturity securities         19,210,000        18,810,000
              Investment in FHLB stock             1,612,000         1,612,000
              Loans, net of allowance for
               loan losses                       141,987,000       141,790,000
              Accrued interest receivable          1,178,000         1,178,000

            Financial liabilities:
              Deposits                           179,141,000       179,022,000
              FHLB advances                       22,000,000        22,379,000
              Accrued interest payable               358,000           358,000

                      FIRST BANCSHARES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                     -----------------------------------------
                         Years Ended June 30, 2006 and 2005

       (17) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
            -----------------------------------------------------
            (CONTINUED)
            -----------
                                                      June 30, 2005
                                              ----------------------------
                                              Approximate
                                                Carrying       Approximate
                                                 Amount         Fair Value
                                              ------------    ------------

            Financial assets:
              Cash and cash equivalents       $ 20,617,000    $ 20,617,000
              Certificates of deposit            2,975,000       2,975,000
              Available-for-sale securities     19,946,000      19,946,000
              Held-to-maturity securities       24,157,000      24,016,000
              Investment in FHLB stock           1,904,000       1,904,000
              Loans, net of allowance for
               loan losses                     158,142,705     160,580,000
              Accrued interest receivable        1,335,956       1,336,000

            Financial liabilities:
              Deposits                         187,143,000     186,824,000
              FHLB advances                     28,394,000      30,390,000
              Borrowed funds                       680,000         680,000
              Accrued interest payable             249,000         249,000


       (18) PARENT COMPANY ONLY FINANCIAL INFORMATION

            The following condensed statements of financial condition and condensed statements of income and cash flows for First Bancshares, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.

                 Condensed Statements of Financial Condition

                      ASSETS                        2006            2005
                      ------                  ------------    ------------
            Cash                              $    332,320    $     98,349
            Certificates of deposit                 10,000          10,000
            Securities available-for-sale          452,000         460,000
            Investment in subsidiaries          24,332,525      25,472,235
            Net property and equipment           1,086,207       1,409,777
            Due from subsidiary                     44,741          21,203
            Deferred income tax benefit             19,835               -
            Other assets                            31,735          35,959
                                              ------------    ------------
              Total assets                    $ 26,309,363    $ 27,507,523
                                              ============    ============

                      FIRST BANCSHARES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                     -----------------------------------------
                         Years Ended June 30, 2006 and 2005

       (18) PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)
            ----------------------------------------------------

            LIABILITIES AND STOCKHOLDERS'
            ----------------------------
            EQUITY
            ------
            Note payable                     $           -    $      625,000
            Accrued expenses                        18,794            29,983
            Deferred income taxes, net                   -            35,211
                                             -------------    --------------
             Total Liabilities                      18,794           690,194
             Stockholders' equity               26,290,569        26,817,329
                                             -------------    --------------
              Total liabilities and
                stockholders' equity         $  26,309,363    $   27,507,523
                                             =============    ==============

                          Condensed Statements of Income

                                                 2006              2005
                                             -------------    --------------

            Income:
             Equity in earnings of
              subsidiaries                   $     (49,802)   $    1,358,806
             Interest and dividend income           25,626            38,582
             Gain/(loss) on sale of property
              and equipment                       (123,161)           13,945
             Other                                  21,539             9,693
                                             -------------    --------------
              Total income (loss)                 (125,798)        1,421,026
                                             -------------    --------------
            Expenses:
             Professional fees                     101,396           104,574
             Printing and office supplies           10,842            11,691
             Interest                               19,580            12,577
             Other                                  72,423            80,779
             Income tax                           (157,212)         (105,528)
                                             -------------    --------------
              Total expenses                        47,029           104,093
                                             -------------    --------------
               Net income (loss)             $    (172,827)   $    1,316,933
                                             =============    ==============

                      FIRST BANCSHARES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                     -----------------------------------------
                         Years Ended June 30, 2006 and 2005

       (18) PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)
            ----------------------------------------------------

                       Condensed Statements of Cash Flows

                                                    2006              2005
                                             -------------     -------------
            Cash flows from operating
             activities:
             Net income (loss)               $    (172,827)    $   1,316,933
             Adjustments to reconcile
              net income (loss) to net
              cash provided from operating
              activities:
               Equity in earnings of
                subsidiaries                        49,802        (1,358,806)
               Depreciation expense                 49,292            50,382
               (Gain)/loss on sale of property
                and equipment                      123,161           (13,945)
               Net change in operating accounts:
               Deferred income taxes, net          (52,092)          (12,539)
               Other assets and liabilities        (30,503)           14,703
                                             -------------     -------------
                Net cash (used in) operating
                 activities                        (33,167)           (3,272)
                                             -------------     -------------
            Cash flows from investing
             activities:
             Dividends from subsidiary           1,000,000                 -
             Purchase of property and
              equipment                            (73,371)         (189,195)
             Proceeds from sales of property
              and equipment                        224,488            40,000
             Net change in certificates of
              deposit                                    -         1,793,358
                                             -------------     -------------
              Net cash from investing
               activities                        1,151,117         1,644,163
                                             -------------     -------------
            Cash flows from financing
             activities:
             Proceeds from borrowed funds                -           875,000
             Payments on borrowed funds           (625,000)         (700,000)
             Proceeds from issuance of common
              stock                                 15,500            19,750
             Cash dividends paid                  (248,477)         (253,519)
             Purchase of treasury stock            (26,002)       (1,598,527)
                                             -------------     -------------
              Net cash (used in) financing
               activities                         (883,979)       (1,657,296)
                                             -------------     -------------
            Net increase (decrease) in cash
             and cash equivalents                  233,971           (16,405)
                                             -------------     -------------
            Cash and cash equivalents-beginning
             of period                              98,349           114,754
                                             -------------     -------------
            Cash and cash equivalents-end of
             period                          $     332,320     $      98,349
                                             =============     =============

COMMON STOCK INFORMATION

The common stock of First Bancshares, Inc. is traded on The Nasdaq Stock Market LLC under the symbol "FBSI". As of August 31, 2006, there were 537 stockholders and 1,552,480 shares of common stock outstanding. This does not reflect the number of persons or entities who hold stock in nominee or "street name."

On August 31 and November 31, 2005 and February 22, May 25 and August 23, 2006, the Company declared a $.04 common stock dividend payable on September 30 and December 30, 2005 and March 31, June 30, and September 29, 2006 to stockholders of record on September 15 and December 15, 2005 and March 15, June 15, and September 15, 2006, respectively. Dividend payments by the Company are dependent primarily on dividends received by the Company from the Savings Bank. Under Federal regulations, the dollar amount of dividends a savings and loan association may pay is dependent upon the association's capital position and recent net income. Generally, if an association satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with the OTS regulations and the Savings Bank's Plan of Conversion. In addition, under Missouri law, the Company is generally prohibited from declaring and paying dividends at a time when the Company's net assets are less than its stated capital or when the payment of dividends would reduce the Company's net assets below its stated capital.

The following table sets forth market price and dividend information for the Company's common stock.

  Fiscal 2006                  High          Low            Dividend
  -----------                  ----          ---            --------

  First Quarter               $20.23        $15.95            $.04

  Second Quarter              $19.39        $15.95            $.04

  Third Quarter               $18.73        $16.60            $.04

  Fourth Quarter              $18.18        $16.46            $.04


  Fiscal 2005                  High          Low            Dividend
  -----------                  ----          ---            --------

  First Quarter               $22.15        $19.28            $.04

  Second Quarter              $20.75        $18.25            $.04

  Third Quarter               $22.75        $20.05            $.04

  Fourth Quarter              $22.50        $18.50            $.04

                        DIRECTORS AND EXECUTIVE OFFICERS


  FIRST BANCSHARES, INC.                  FIRST HOME SAVINGS BANK

  DIRECTORS:                              DIRECTORS:

  Harold F. Glass                         Harold F. Glass
  Partner                                 Partner
  Millington, Glass & Love,               Millington, Glass & Love,
   Attorneys at Law                        Attorneys at Law

  John G. Moody                           John G. Moody
  Judge of the 44th                       Judge of the 44th
  Missouri Judicial Circuit               Missouri Judicial Circuit

  Dr. James F. Moore                      Dr. James F. Moore
  Retired Director of State               Retired Director of State
   Fruit Experiment                        Fruit Experiment
  Station of Missouri State University    Station of Missouri State University

  Billy E. Hixon                          Billy E. Hixon
  Retired partner from regional           Retired partner from regional
   CPA firm of BKD, LLP                    CPA firm of BKD, LLP

  Thomas M. Sutherland                    Thomas M. Sutherland
  One of the owners and operators         One of the owners and operators
   of Sutherlands Home Improvement         of Sutherlands Home Improvement
   Centers group of stores                 Centers group of stores


  OFFICERS:                               OFFICERS:

  James W. Duncan                         James W. Duncan
  President, CEO and Interim              President, CEO and Interim
  Chief Financial Officer                 Chief Financial Officer

  Sonya Everett                           Sonya Everett
  Secretary and Treasurer                 Secretary

                            CORPORATE INFORMATION

  CORPORATE HEADQUARTERS                TRANSFER AGENT

  142 East First Street                 Registrar and Transfer Company
  P.O. Box 777                          10 Commerce Drive
  Mountain Grove, Missouri  65711       Cranford, New Jersey  07016
                                        (800) 866-1340
  INDEPENDENT AUDITORS

  McGladrey & Pullen, LLP               COMMON STOCK
  Kansas City, Missouri
                                        Traded on The Nasdaq Stock Market LLC
  GENERAL COUNSEL                       Nasdaq Symbol:  FBSI

  Harold F. Glass
  Springfield, Missouri

  SPECIAL COUNSEL

  Breyer & Associates PC
  McLean, Virginia

------------------------------------------------------------------------------

  ANNUAL MEETING

  The Annual Meeting of Stockholders will be held Thursday, November 9, 2006, at 2:00 p.m., Central Time, at the Days Inn Conference Room, 300 East 19th Street, Mountain Grove, Missouri.

------------------------------------------------------------------------------


  FORM 10-KSB

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

     Directors, officers and employees should ensure that their participation in political activities in no way reflects unfavorably on First Bancshares. Community and political activities by directors, officers and employees are encouraged, provided that participation:

  *   is accomplished in a legal manner;

  *   does not interfere with work performance for First Bancshares;

  *   is not deemed to be divisive in the community; and

  * occurs in such a manner which clearly indicates that the director, officer or employee does not speak for First Bancshares.

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

Illegal Activity

     Directors, officers and employees are expected to abide by all local, state and federal laws, regulations and guidelines. Officers or employees engaged in activities found to be in conflict with and against these laws, regulations or guidelines will be subject to termination of employment. Examples of illegal activity include, but are not limited to:

     *  embezzlement;

     *  unauthorized sale of information;

     *  frauds such as forgery, counterfeiting and check kiting;

     *  unauthorized use of funds, revenues and fees;

     *  abuse of expense, asset and liability accounts; and

     *  sexual harassment or discrimination.

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


Date Approved:  August 25, 2004

                                   Exhibit 21

                         Subsidiaries of the Registrant


Parent
------

First Bancshares, Inc.

                                 Percentage           Jurisdiction or
Subsidiaries (a)                of Ownership       State of Incorporation
---------------                 ------------       ----------------------

First Home Savings Bank             100%                 Missouri

SCMG, Inc.                          100%                 Missouri
(formerly South Central
 Missouri Title, Inc.)

Fybar Service Corporation (b)       100%                 Missouri

First Home Investments, Inc. (b)    100%                 Missouri

---------------------
(a) The operation of the Company's wholly owned subsidiaries are included in the Company's Consolidated Financial Statements contained in the Annual Report attached hereto as Exhibit 13.
(b)   Wholly owned subsidiary of First Home Savings Bank.

                                 Exhibit 23.1

                              Consent of Auditors


McGladrey & Pullen, LLP
Certified Public Accountants


CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement (No. 33-87234) on Form S-8 of First Bancshares, Inc. of our report dated October 13, 2006 relating to our audit of the consolidated financial statements, which appear in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-KSB of First Bancshares, Inc. for the year ended June 30, 2006.

         /s/McGladrey & Pullen, LLP

MCGLADREY & PULLEN, LLP
Kansas City, Missouri
October 13, 2006

                                 Exhibit 23.2

                              Consent of Auditors



Kirkpatrick, Phillips & Miller, CPAs, P.C.
Springfield, Missouri


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

                            /s/Kirkpatrick, Phillips & Miller, CPAs, P.C.

Kirkpatrick, Phillips & Miller, CPAs, P.C.
Springfield, Missouri
October 13, 2006

                                   Exhibit 31

                         Rule 13a - 14(a) Certification
          (Chief Executive Officer and Interim Chief Financial Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE AND INTERIM PRINCIPAL FINANCIAL OFFICER

I, James W. Duncan, certify that:

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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: October 13, 2006             /s/James W. Duncan
                                   --------------------------------------
                                   James W. Duncan
                                   President, Chief Executive Officer and
                                   Interim Chief Financial Officer

                                   Exhibit 32

                          Section 1350 Certifications

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND INTERIM CHIEF FINANCIAL OFFICER
                            OF FIRST BANCSHARES, INC.
              PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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


Date: October 13, 2006          /s/ James W. Duncan
                                ----------------------------------
                                James W. Duncan
                                President, Chief Executive Officer
                                and Interim Chief Financial Officer