Form 10QSB
period 2006-09-30
FIRST BANCSHARES INC /MO/
filed 2006-11-14
CIK 912967

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------
                                 FORM 10-QSB
                         -------------------------------

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
                               ------------------

                                      or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                       Commission File Number 0-22842
                                              -------

                           First Bancshares, Inc.
                           ----------------------
      (Exact name of small business issuer as specified in its charter)

                Missouri                              43-1654695
   ------------------------------                 ------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)

 142 East First St., Mountain Grove, MO                 65711
---------------------------------------               ---------
(Address of principal executive offices)              (Zip Code)

                                 (417) 926-5151
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes  X             No
                                         -----              -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                      Yes                 No   X
                                         -----               -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 1,551,715 shares outstanding on November 7, 2006

Transitional Small Business Disclosure Format (check one): Yes         No  X
                                                              -----      -----

                     FIRST BANCSHARES, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                               September 30, 2006

INDEX                                                               PAGE
-----                                                               ----

PART I-FINANCIAL INFORMATION
----------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)                                                           3

CONSOLIDATED STATEMENTS OF INCOME (unaudited)                         4

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)                    5-6

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)                                                           7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)               8-11

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION                                                           11-15

ITEM 3 - CONTROLS AND PROCEDURES                                      16

PART II - OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS                                             17

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS                                                              17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                               17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS                                                               17

ITEM 5. OTHER INFORMATION                                             17

ITEM 6. EXHIBITS                                                      18

        SIGNATURES

        CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------

                                                  September 30,    June 30,
                                                      2006           2006
                                                  (Unaudited)    (Unaudited)
                                                        (In thousands)

ASSETS
------
Cash and cash equivalents                          $ 17,330       $ 23,474
Certificates of deposit purchased                     3,866          3,827
Securities available-for-sale                        20,853         20,884
Securities held-to-maturity                          18,246         19,210
Federal Home Loan Bank stock, at cost                 1,695          1,612
Loans receivable, net                               147,459        141,987
Accrued interest receivable                           1,329          1,178
Prepaid expenses                                        333            292
Property and equipment                                8,063          8,028
Real estate owned                                       574            497
Intangible assets                                       323            336
Deferred tax asset, net                                 721            718
Income taxes recoverable                                195            317
Bank-owned life insurance                             5,760          5,705
Other assets                                            332            330
                                                   --------       --------
     Total assets                                  $227,079       $228,395
                                                   --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                           $174,704       $179,141
Advances from Federal Home Loan Bank                 25,000         22,000
Accrued expenses and accounts payable                   924            963
                                                   --------       --------
     Total liabilities                              200,628        202,104
                                                   --------       --------
Preferred stock, $.01 par value; 2,000,000 shares
 authorized, none issued                                  -              -
Common stock, $.01 par value; 8,000,000 shares
 authorized, 2,895,036 issued at September 30 and
 June 30, 1,551,715 and 1,552,480 outstanding at
 September 30 and June 30, respectively                  29             29
Paid-in capital                                      17,864         17,852
Retained earnings - substantially restricted         27,713         27,703
Treasury stock - at cost; 1,343,321 and 1,342,556
 shares at September 30 and June 30, respectively   (19,098)       (19,085)
Accumulated other comprehensive income (loss)           (57)          (208)
                                                   --------       --------
     Total stockholders' equity                      26,451         26,291
                                                   --------       --------
     Total liabilities and stockholders' equity    $227,079       $228,395
                                                   --------       --------

              See notes to the consolidated financial statements

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                         (Unaudited)
                                                        Quarter Ended
                                                         September 30,
                                                       2006        2005
                                                      ------      ------
                                                    (Dollars in thousands)
Interest Income:
  Loans receivable                                    $2,568      $2,760
  Securities                                             454         401
  Other interest-earning assets                          204         110
                                                      ------      ------
     Total interest income                             3,226       3,271
                                                      ------      ------
Interest Expense:
  Deposits                                             1,303         924
  Borrowed funds                                         324         406
                                                      ------      ------
     Total interest expense                            1,627       1,330
                                                      ------      ------
     Net interest income                               1,599       1,941

Provision for loan losses                                110         793
                                                      ------      ------
Net interest income after
 provision for loan losses                             1,489       1,148
                                                      ------      ------
Noninterest Income:
  Service charges and other fee income                   445         483
  Gain (loss) on sale of property and
   equipment and real estate owned                        47         (52)
  Income from bank-owned life insurance                   54          58
  Other                                                   45          22
                                                      ------      ------
     Total noninterest income                            591         511
                                                      ------      ------
Noninterest Expense:
  Compensation and employee benefits                   1,165       1,018
  Occupancy and equipment                                329         297
  Customer deposit account processing fees                 2          60
  Deposit insurance premiums                               6           6
  Professional fees                                       59          74
  Other                                                  416         383
                                                      ------      ------
     Total noninterest expense                         1,977       1,838
                                                      ------      ------

     Income (loss) before taxes                          103        (179)
Income Taxes                                              31        (137)
                                                      ------      ------
  Net income (loss)                                   $   72      $  (42)
                                                      ------      ------

  Earnings (loss) per share - basic                   $  .05      $ (.03)
                                                      ======      ======
  Earnings (loss) per share - diluted                    .05        (.03)
                                                      ======      ======
  Dividends per share                                    .04         .04
                                                      ======      ======
              See notes to the consolidated financial statements

                      FIRST BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       -------------------------------------

                                                       (Unaudited)
                                                   Three Months Ended
                                                      September 30,
                                                    2006        2005
                                                   -------     ------
                                                     (In thousands)
Cash flows from operating activities:
  Net income (loss)                                $    72     $  (42)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                       162        174
    Amortization of intangible assets                   13         17
    Premium amortization                                 2         16
    Increase in cash surrender value of bank-
     owned life insurance                              (55)       (58)
    Loss (gain) on sale of property and equipment
     and real estate owned                             (47)        53
    Provision for loan losses                          110        793
    Stock-based compensation                            13          -
    Net change in operating accounts:
      Accrued interest receivable and other
       assets                                         (194)       (85)
      Deferred loan costs                                -          9
      Income taxes recoverable - current               122       (397)
      Deferred income taxes                            (93)       258
      Accrued expenses and accounts payable            (39)       (34)
                                                   -------     ------
       Net cash from operating activities               66        704
                                                   -------     ------

Cash flows from investing activities:
  Purchase of securities held-to-maturity             (345)         -
  Proceeds from redemption of Federal Home Loan
   Bank stock                                            -          4
  Purchases of Federal Home Loan Bank stock            (83)         -
  Proceeds from maturities of securities
   available-for-sale                                  272        664
  Proceeds from maturities of securities held-to-
   maturity                                          1,306        477
  Net change in certificates of deposits               (39)       (20)
  Net change in loans receivable                    (5,809)     4,718
  Purchases of property and equipment                 (197)      (176)
  Proceeds from sale of property and equipment and
   real estate owned                                   197         45
  Other                                                  -          1
                                                   -------     ------
    Net cash from (used in) investing activities   $(4,698)    $5,713
                                                   -------     ------
                                  continued

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

               -------------------------------------------------
                                                       (Unaudited)
                                                   Three Months Ended
                                                      September 30,

                                                    2006        2005
                                                   -------    -------
                                                     (In thousands)
Cash flows from financing activities:
  Net change in deposits                          $(4,437)    $(4,755)
  Proceeds from borrowed funds                      3,000         100
  Payments on borrowed funds                            -         (61)
  Proceeds from sale of common stock                    -          15
  Purchase of treasury stock                          (13)          -
  Cash dividends paid                                 (62)        (62)
                                                  -------     -------
    Net cash used in financing activities          (1,512)     (4,763)
                                                  -------     -------

Net increase (decrease) in cash and cash
 equivalents                                       (6,144)      1,654

Cash and cash equivalents - beginning of period    23,474      20,617
                                                  -------     -------
Cash and cash equivalents - end of period         $17,330     $22,271
                                                  =======     =======


            See notes to the consolidated financial statements

                     FIRST BANCSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------

                                                     (Unaudited)
                                                    Quarter Ended
                                                    September 30,
                                                   2006       2005
                                                  -----       -----
                                                   (In thousands)

Net income (loss)                                  $ 72       $ (42)
                                                   ----       -----

Unrealized gains (losses) on securities
   Gains (losses) arising during period, net
    of tax                                          151        (129)
                                                   ----       -----

Other comprehensive income (loss)                   151        (129)
                                                   ----       -----

Comprehensive income (loss)                        $223       $(171)
                                                   ====       =====



            See notes to the consolidated financial statements.

                  FIRST BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - Significant Accounting Policies
----------------------------------------
The accompanying consolidated statements of financial condition as of September 30, 2006 and June 30, 2006, and the consolidated statements of income, comprehensive income, and cash flows for the three months ended September 30, 2006 and 2005, include the accounts and transactions of First Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, First Home Savings Bank ("Bank") and SCMG, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements and notes thereto should be read in conjunction with the Company's June 30, 2006 Annual Report on Form 10-KSB.
In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly these consolidated financial statements. The results for these interim periods may not be indicative of results for the entire year or for any other period.

NOTE B - Earnings per Share
---------------------------
Basic earnings per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the Company. Dilutive potential common shares are added to weighted average shares used to compute basic earnings per share. The number of shares that could be issued as a result of the exercise of stock options has been reduced by the number of shares that could have been purchased using the proceeds from the exercise of the options at the average market price of the Company's stock.

                                                               Dilutive
                                    Weighted Average Number     Shares
                                       Of Common Shares        Issuable
                                       ----------------        --------
Quarter ended September 30, 2006           1,552,373               -
Quarter ended September 30, 2005           1,553,401               -

                  FIRST BANCSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE C - Employee Benefit Plans
-------------------------------
The Company's 2004 Management Recognition Plan ("MRP") authorizes the award of shares to certain officers, employees and directors for up to 50,000 shares of the Company's common stock. All shares awarded will have a restricted period to be determined by the Corporation's Compensation Committee, who administers the Plan. The restricted period shall not be less than three years if the award is time based, or not less than one year if performance based. This Plan was approved by shareholders in October 2004. As of September 30, 2006 there have been no awards made under the MRP .

The Company's 2004 Stock Option and Incentive Plan ("Plan") authorizes the grant of options to certain officers, employees and directors for up to 100,000 shares of the Company's common stock. The Plan is intended to promote stock ownership by directors and selected officers of the Company to increase their proprietary interest in the success of the Company and to encourage them to remain in the employment of the Company or its subsidiaries. Awards granted under the Plan may include incentive stock options or nonqualified stock options. The Plan provides for the grant of options at an exercise price equal to the market price of the Company's stock on the date of grant. All options granted have ten year terms and vest and become exercisable ratably over five years following the date of grant. This Plan was approved by shareholders in October 2004.

On July 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." This Statement revised SFAS No. 123, "Accounting for Stock-Based Compensation," amends SFAS No. 95, "Statement of Cash Flows," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Upon adoption of SFAS No. 123(R), the Company used the modified prospective transition method. The modified prospective method requires that compensation expense be recorded for all non-vested options beginning with the first quarter after adoption. SFAS No. 123(R) requires that all share-based compensation now be measured at fair value and recognized as an expense in the income statement. The Company estimates the fair value of each option award on the date of grant using the Black-Scholes method. The Company uses historical data to estimate the expected term of the options granted, volatilities, and other factors. Expected volatilities are based on the historical volatility of the Company's stock over a period of time. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend rate is equal to the dividend rate in effect on the date of grant. The Company used the following weighted-average assumptions for grants in 2006, respectively: dividend rates of .9%, price volatility of 20.38%, risk- free interest rates of 4.47%, and expected lives of 10 years for all periods. The share-based compensation charged against income was $13,125 for the three months ended September 30, 2006.

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE C - Employee Benefit Plans (Continued)
-------------------------------------------
A summary of option activity under the Plan as of September 30, 2006, and changes during the quarter ended September 30, 2006, is presented below:

                                                        Weighted-
                                            Weighted-    Average
                                             Average    Remaining   Aggregate
                                             Exercise  Contractual  Intrinsic
       Options                     Shares     Price        Term       Value
       -------                     ------   ---------  -----------  ---------
                                                        (in years)
Outstanding at beginning of
 period                            48,000     $17.46
Granted                                 -          -
Exercised                               -          -
Forfeited or expired               (1,000)     17.50
                                   ------
Outstanding at end of period       47,000     $17.46       9.42          -
                                   ======     ======       ====       ====
Exercisable at end of period        5,000     $17.79       9.25          -
                                   ======     ======       ====       ====

A summary of the Company's nonvested shares as of September 30, 2006, and changes during the quarter ended September 30, 2006, is presented below:

                                               Weighted-
                                                Average
                                               Grant-Date
     Nonvested Shares                  Shares  Fair Value
     ----------------                  ------  ----------
Nonvested at July 1, 2006              43,000    $ 6.25
  Granted                                   -         -
  Vested                                    -         -
  Forfeited                             1,000      6.25
                                       ------
  Nonvested at September 30, 2006      42,000      6.25
                                       ======

As of September 30, 2006, there was $231,421 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.5 years.

The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. SFAS No. 123 established a fair value based method for financial accounting and reporting for stock-based employee compensation plans and for transactions in which an entity issued its equity instruments to acquire goods and services from nonemployees. However, the standard allowed compensation to continue to be measured by using the intrinsic value based method of accounting prescribed by APB No. 25, but required expanded disclosures. The Company had elected to apply the intrinsic value based method of accounting for stock options issued to employees. Accordingly, prior to July 1, 2006, no compensation cost had been recognized by the Company in its financial statements. Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in SFAS No. 123), the approximate reported net income and earnings per share would not have been materially different from amounts reported in the consolidate statements of income.

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE D - Regulatory Supervision
-------------------------------
First Home Savings Bank is a Missouri state-chartered savings and loan association, and is subject to the regulation of and examination by the Missouri Division of Finance, the Federal Deposit Insurance Corporation and the Office of Thrift Supervision ("OTS"). The OTS recently completed an examination of the Bank and determined that certain of the Bank's lending policies and procedures were deficient, and that, as a result of the Bank's recent operating losses, the Bank needs to revise its business plan and budget to enhance profitability. In connection with OTS' determinations and other issues noted in the examination, the Bank anticipates that it will be entering into a memorandum of understanding with the OTS in the near future. At this time management believes this agreement will not have an affect on how the Company operates and it should not have an impact on earnings.

NOTE E - Reclassifications
--------------------------
Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders' equity, to be consistent with the current period classification.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

General
The discussion and analysis included herein covers those material changes in liquidity and capital resources that have occurred since June 30, 2006, as well as certain material changes in results of operations during the three month periods ended September 30, 2006 and 2005.

The following narrative is written with the presumption that the users have read or have access to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2006, and for the year then ended. Therefore, only material changes in financial condition and results of operations are discussed herein.

Forward-Looking Statements
This report contains certain "forward-looking statements." These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, changes in demand for loans and other services, competition from other institutions, the credit and other risks posed by the Company's loan portfolio and loan loss experience, the quality or composition of the Company's investment portfolios, the general economic climate in the Company's market area and the country as a whole, changes in federal and state regulation and other factors detailed from time to time in our filings with the Securities and Exchange Commission. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Critical Accounting Policies
Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" in the Company's 2006 Annual Report. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements.

Financial Condition
Total assets remained constant during the quarter with a decrease of $1.3 million to $227.1 million at September 30, 2006. Loans receivable increased $5.5 million during the quarter due to the recent opening of the Springfield, Missouri branch. This increase was funded by a $6.1 million decrease in cash and cash equivalents. Customer deposits decreased $4.4 million from June 30, 2006 to September 30, 2006 as the Bank lost deposits to new competition in its market area. This decrease was partially offset by an increase of $3.0 million in advances from the Federal Home Loan Bank.

Non-performing assets decreased to $1.2 million, or .5% of total assets at September 30, 2006 from $1.3 million, or .6% of total assets, at June 30, 2006. The ratio of non-performing assets to total assets was 2.2% at June 30, 2005. The Bank's non-performing loans consist of non-accrual loans, past due loans over 90 days and impaired loans not past due or past due less than 60 days. The decrease in non-performing assets does not necessarily indicate an improvement in the quality of the Bank's loan portfolio as evidenced by classified loans increasing $2.2 million from $6.1 million at June 30, 2005 to $8.3 million, at June 30, 2006. Classified loans at September 30, 2006 amounted to $6.1 million. This reduction is primarily due to a decrease in past due loans and to a lesser extent payoffs of problem credits. The Bank has implemented stricter internal policies relating to the identification and monitoring of its problem loans due to the problems experienced in the commercial, commercial business and consumer loan portfolios.

In addition to the classified loans, the Bank has identified an additional $5.3 million of credits at September 30, 2006 on its internal watch list. Management has identified these loans as high risk credits and any deterioration in their financial condition could increase the classified loan totals.

The Office of Thrift Supervision requires institutions such as the Bank to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of stockholders' equity. The risk-based capital requirements presently address risk related to both recorded assets and off-balance sheet commitments and obligations. The following table summarizes the Bank's capital ratios and the ratios required by the Financial Institutions Reform, Recovery and Enforcement Act and subsequent regulations at September 30, 2006.

                                                 (Unaudited)
                                                        Percent of
                                                         Adjusted
                                               Amount   Total Assets
                                               ------   ------------
                                              (Dollars in thousands)

Tangible capital                               $22,829      10.2%
Tangible capital requirement                     3,358       1.5
Excess                                         $19,471       8.7%

Core capital                                   $22,829      10.2%
Core capital requirement                         8,955       4.0
Excess                                         $13,874       6.2%

Risk-based capital                             $24,611      17.4%
Risk-based capital requirement                  11,344       8.0
Excess                                         $13,267       9.4%

Results of Operations
Net Income. Net income for the quarter ended September 30, 2006 was $72,000, an increase of $114,000 from a loss of $42,000 for the quarter ended September 30, 2005. The increase was the result of a $683,000 decline in the provision for loan losses. During the quarter ended September 30, 2005 the Bank engaged a third party to review major loan credits and implemented stricter internal standards in identifying and analyzing classified loans. As a result of the outside review and the stricter internal standards non-performing and classified loans significantly increased. The decrease in the provision for loan losses was offset by a $342,000 decrease in net interest income and an increase of $139,000 in noninterest expense.

Net Interest Income. Net interest income decreased $342,000, or 17.6%, to $1.6 million for the quarter ended September 30, 2006 from $1.9 million for the quarter ended September 30, 2005. This was primarily the result of an increase in interest expense of $297,000.

Interest Income. Interest income decreased $45,000, or 1.4%, from $3.3 million for the quarter ended September 30, 2005 to $3.2 million for the quarter ended September 30, 2006. Interest income from loans receivable decreased $192,000 from $2.8 million for the quarter ended September 30, 2005 to $2.6 million for the quarter ended September 30, 2006. The decrease was attributable to a $13.9 million decrease in average loans outstanding. However, the average yield earned on loans increased from 7.02% for the quarter ended September 30, 2005 to 7.30% for the quarter ended September 30, 2006. The decrease in average loans was primarily the result of declining interest rates and the Bank's competition refinancing loans with fixed-rate loan products. The Bank has historically not offered fixed-rate loans. However, with the opening of the Springfield branch loans increased $5.5 million during the quarter ended September 30, 2006.

Interest income from securities was $454,000 for the quarter ended September 30, 2006, an increase of $53,000 from $401,000 for the quarter ended September 30, 2005. This increase resulted from the average interest rate earned on securities increasing from 3.34% for the quarter ended September 30, 2005 to 4.37% for the quarter ended September 30, 2006. The increase in the average interest rate earned was due to the Company selling $7.0 million of securities during the quarter June 30, 2006 and reinvesting the proceeds in securities with higher yields. Income from other interest-earning assets increased $94,000 from $110,000 for the quarter ended September 30, 2005 to $204,000 for the quarter ended September 30, 2006. The average rate earned on these assets increased from 2.72% for the quarter ended September 30, 2005 to 3.56% for the quarter ended September 30, 2006 and the average balance of these assets increased from $16.1 million for the quarter ended September 30, 2005 to $23.0 million for the quarter ended September 30, 2006 as funds from loan payoffs were redeployed in other interest-earning assets.

Interest Expense. Interest expense increased $297,000, or 22.3%, from $1.3 million for the quarter ended September 30, 2005 to $1.6 million for the quarter ended September 30, 2006. This increase was due to a $379,000 increase in the cost of customer deposits primarily caused by average rates paid on customer deposits increasing from 2.12% for the quarter ended September 30, 2005 to 3.04% for the quarter ended September 30, 2006. A decrease of $7.1 million in the average outstanding balance of FHLB advances reduced interest expense by $82,000.

Provision for Loan Losses. The provision for loan losses decreased $683,000, from $793,000 for the quarter ended September 30, 2005 to $110,000 for the quarter ended September 30, 2006. During the quarter ended September 30, 2005 the Bank engaged a third party to review major loan credits and implemented stricter internal standards in identifying and analyzing classified loans. As a result of the outside review and the stricter internal standards non-performing and classified loans significantly increased. The allowance for loan losses was $2.5 million, or 1.67%, of gross loans at September 30, 2006. Loan losses, net of recoveries, were $66,000 for the quarter ended September 30, 2006 compared to $1.6 million for the quarter ended September 30, 2005.

Noninterest Income. Noninterest income increased $80,000, from $511,000 for the quarter ended September 30, 2005 to $591,000 for the quarter ended September 30, 2006. The increase was due to a gain of $47,000 being recognized from the sale of real estate owned during the quarter ended September 30, 2006 compared with a loss of $52,000 being recorded in the quarter ended September 30, 2005. This increase was offset by a reduction in service charges and other fee income of $38,000. The decline in service charges and other fee income is the result of the decline in customer deposit accounts.

Noninterest Expense. Noninterest expense was $2.0 million for the quarter ended September 30, 2006, an increase of $139,000, or 7.6%, from $1.8 million for the quarter ended September 30, 2005. This increase was due to increased compensation costs and occupancy and equipment costs of $179,000 of which $118,000 related to the new Springfield branch. The remaining $61,000 was due to annual salary increases and stock-based compensation of $13,000 being recognized during the quarter ended September 30, 2006. A reduction in customer deposit account processing fees of $58,000 helped to offset these increased costs. This reduction was due to the elimination of outsourcing the processing of customer deposit account transactions in late June 2006. This function is now be performed in-house by Bank employees.

Net Interest Margin. The Company's net interest margin decreased from 3.51% for the three months ended September 30, 2005 to 3.10% for the three months ended September 30, 2006 primarily due to a 40 basis point decline in the Company's net interest spread and a $12.8 million, or 5.9%, decline in average interest earning assets.

Liquidity and Capital Resources
The Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans, securities, FHLB advances and net operating income. While maturities and scheduled amortization of loans and securities are a somewhat predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank must maintain an adequate level of liquidity to ensure availability of sufficient funds to support loan growth and deposit withdrawals, satisfy financial commitments and take advantage of investment opportunities. At September 30, 2006, $15.5 million of additional funds can be drawn on the FHLB as an alternative source of funds. During the three months ended September 30, 2006, the Bank used its sources of funds primarily to fund loan commitments, and pay maturing savings certificates and deposit withdrawals.

Liquid funds necessary for normal daily operations of the Bank are maintained in two working checking accounts, a daily time account with the FHLB of Des Moines and a repurchase agreement account with a regional bank. It is the Bank's current policy to maintain adequate collected balances in those two checking accounts to meet daily operating expenses, customer withdrawals, and fund loan demand. Funds received from daily operating activities are deposited, on a daily basis, in one of the working checking accounts and transferred, when appropriate, to the daily time account or the repurchase account to enhance income or to reduce any outstanding advances from the FHLB or purchase securities.

At September 30, 2006, certificates of deposit amounted to $89.1 million, or 51% of the Bank's total deposits. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management believes it has adequate resources to fund all loan commitments from savings deposits, loan payments and FHLB advances and adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (Act) was carried out as of the end of the period covered by the report under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls over Financial Reporting: During the quarter ended September 30, 2006, the Company remediated the material weakness reported as of June 30, 2006 in which the Company did not identify or record certain transactions related to the other than temporary impairment of certain equity securities. To remediate the material weakness in the Company's internal control over financial reporting, the Company has implemented controls to quantify and record the impairment of the debt and equity securities and evaluate the near term prospects of the issuer in relation to the severity, duration and materiality of the unrealized losses. No other changes have occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any material legal proceedings at this time. From time to time the Bank is involved in various claims and legal actions arising in the ordinary course of business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the stock repurchase program information for the three months ended September 30, 2006:

                                                                    Maximum
                                                                   Number of
                                                 Total Number of  Shares that
                                                Shares Purchased   may yet be
                                                   as Part of      Purchased
               Total Number of   Average Price      Publicly       Under the
  Period       Shares Purchased  Paid per Share  Announced Plan     Plan(1)
---------      ----------------  --------------  ---------------  -----------
July 1-31,
2006                     -           $    -               -          70,583

August 1-
31, 2006                 -           $    -               -          70,583

September
1-30, 2006             765           $16.68             765          69,818
                       ---           ------             ---          ------

Total                  765           $16.68             765          69,818
                       ===           ======             ===          ======

(1) The Company completed ten separate stock repurchase programs between March 9, 1994 and May 28, 2004. On May 28, 2004, an eleventh repurchase program of 164,336 shares was initiated. As of November 7, 2006, 69,818 shares remained available for repurchase under the eleventh repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

         3.1   Articles of Incorporation of First Bancshares, Inc. (1)
         3.2   Bylaws of First Bancshares, Inc.(1)
         4.1   Specimen stock certificate of First Bancshares, Inc. (1)
        10.1   First Home Savings Bank 1994 Employee Stock Ownership
               Plan (1)
        10.2   First Bancshares, Inc. 1993 Stock Option Plan (2)
        10.3   First Home Savings Bank Management Recognition and Development
               Plan (2)
        10.4   First Bancshares, Inc. 2004 Management Recognition
               Plan (3)
        10.5   First Bancshares, Inc. 2004 Stock Option Plan (3)
        10.6   Form of Incentive Stock Option Agreement (4)
        10.7   Form of Non-Qualified Stock Option Agreement (4)
        10.8   First Bancshares, Inc. 2004 Management Recognition
               Plan (3)
        10.9   Severance Agreement between First Bancshares, Inc. and
               First Home Savings Bank and Charles W. Schumacher (5)
        10.10  Employment Agreement with James W. Duncan (6)
        31.    Rule 13a-14(a) Certification (Chief Executive Officer and
               Interim Chief Financial Officer)
        32     Section 1350 Certifications

-------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 File No. 33-69886.
(2) Incorporated by reference to the Company's 1994 Annual Meeting Proxy Statement dated September 14, 1994.
(3) Incorporated by reference to the Company's 2004 Annual Meeting Proxy Statement dated September 15, 2004.
(4) Filed as an exhibit to the Current Report on Form 8-K dated February 22, 2006 and incorporated herein by reference.
(5)  Filed as an exhibit to the Current Report on Form 8-K dated October 31,
     2005.
(6) Filed as an exhibit to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     First Bancshares, Inc.



Date: November 14, 2006              By: /s/James W. Duncan
                                        ------------------------
                                        James W. Duncan
                                        President, CEO and Interim
                                        Chief Financial Officer

                                   Exhibit 31

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


Date: November 14, 2006            /s/James W. Duncan
                                   --------------------------------------
                                   James W. Duncan
                                   President, Chief Executive Officer and
                                   Interim Chief Financial Officer

                                EXHIBIT 32

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND INTERIM CHIEF FINANCIAL OFFICER
                            OF FIRST BANCSHARES, INC.
              PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-QSB, that:

  1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

  2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


Date: November 14, 2006         /s/ James W. Duncan
                                ----------------------------------
                                James W. Duncan
                                President, Chief Executive Officer
                                and Interim Chief Financial Officer