Form 10QSB
period 2006-12-31
FIRST BANCSHARES INC /MO/
filed 2007-02-14
CIK 912967

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549

                            FORM 10-QSB

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2006

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE EXCHANGE ACT

         For the transition period from __________ to __________

                  Commission File Number:  0-22842


                         FIRST BANCSHARES, INC.
    (Exact name of small business issuer as specified in its charter)

         Missouri                              43-1654695
         --------                              ----------
(State or other jurisdiction of         (IRS Employer Identification No.)
  incorporation or organization)

             142 East First Street, Mountain Grove, Missouri 65711
             -----------------------------------------------------
                   (Address of principal executive offices)

                              (417) 926-5151
                              --------------
                         (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).          Yes [  ]      No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class:                                Outstanding at February 9, 2007:
Common Stock, $.01 par value                         1,551,715 Common Shares

Transitional Small Business Disclosure Format          Yes [  ]    No [X]

                            FIRST BANCSHARES, INC.
                              AND SUBSIDIARIES
                                FORM 10-QSB

                                  INDEX
                                                                       Page No.
Part I.   Financial Information                                        --------
-------------------------------

   Item 1.  Financial Statements:

            Consolidated Statements of Financial Condition
             at December 31, 2006 and June 30, 2006 (Unaudited)              3

            Consolidated Statements of Income for the Three and Six
             Months Ended December 31, 2006 and 2005 (Unaudited)             4

            Consolidated Statements of Comprehensive Income (Loss) for
             the Three and Six Months Ended December 31, 2006 and
             2005(Unaudited)                                                 5

            Consolidated Statements of Cash Flows for the
             Six Months Ended December 31, 2006 and 2005 (Unaudited)         6

            Notes to Consolidated Financial Statements (Unaudited)           7

   Item 2.  Management's Discussion and Analysis or Plan of Operation       11

   Item 3.  Controls and Procedures                                         18

Part II.  Other Information
---------------------------

   Item 1.  Legal Proceedings                                               20

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     20

   Item 3.  Defaults Upon Senior Securities                                 20

   Item 4.  Submission of Matters to a Vote of Security Holders             20

   Item 5.  Other Information                                               21

   Item 6.  Exhibits                                                        21

   Signatures                                                               22

   Certifications                                                           23

                     FIRST BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           (Unaudited)
                                              December 31, 2006    June 30, 2006
                                                          (In thousands)
ASSETS
------
Cash and cash equivalents                              $ 18,871        $ 23,474
Certificates of deposit                                   3,905           3,827
Securities available-for-sale                            26,782          20,884
Securities held-to-maturity                              11,583          19,210
Federal Home Loan Bank stock, at cost                     1,695           1,612
Loans receivable, net                                   156,765         141,987
Accrued interest receivable                               1,390           1,178
Prepaid expenses                                            233             292
Property and equipment                                    8,090           8,028
Real estate owned                                           228             497
Intangible assets                                           311             336
Deferred tax asset, net                                     608             718
Income taxes recoverable                                    314             317
Bank-owned life insurance                                 5,814           5,705
Other assets                                                368             330
                                                       --------        --------
     Total assets                                     $ 236,957       $ 228,395
                                                       ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                              $ 184,558       $ 179,141
Retail repurchase agreements                                279               -
Advances from Federal Home Loan Bank                     25,000         22,000
Accrued expenses and accounts payable                       626             963
                                                       --------        --------
     Total liabilities                                  210,463         202,104
                                                       --------        --------
Preferred stock, $.01 par value; 2,000,000 shares
 authorized, none issued                                      -               -
Common stock, $.01 par value; 8,000,000 shares
 authorized, 2,895,036 issued at December 31 and June
 30, 1,551,715 and 1,552,480 outstanding at December 31
 and June 30, respectively                                   29              29
Paid-in capital                                          17,895          17,852
Retained earnings - substantially restricted             27,652          27,703
Treasury stock - at cost; 1,343,321 and 1,342,556
 shares at December 31, 2006 and June 30, 2006,
 respectively                                           (19,098)        (19,085)
Accumulated other comprehensive income (loss)                16            (208)
                                                       --------        --------
     Total stockholders' equity                          26,494          26,291
                                                       --------        --------
     Total liabilities and stockholders' equity       $ 236,957       $ 228,395
                                                       ========        ========


See notes to consolidated financial statements

                       FIRST BANCSHARES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                           Three Months Ended  Six Months Ended
                                              December 31,        December 31,
                                             2006      2005      2006     2005
                                            ------    ------    ------   ------
                                   (Dollars in thousands, except per share data)
Interest Income:
  Loans receivable                         $ 2,774   $ 2,625   $ 5,342  $ 5,386
  Securities                                   458       315       912      624
  Other interest-earning assets                185       280       390      481
                                            ------    ------    ------   ------
    Total interest income                    3,417     3,220     6,644    6,491
Interest Expense:                           ------    ------    ------   ------
  Deposits                                   1,445     1,100     2,748    2,023
  Retail repurchase agreements                   1         -         1        -
  Borrowed funds                               361       408       685      815
                                            ------    ------    ------   ------
    Total interest expense                   1,807     1,508     3,434    2,838
                                            ------    ------    ------   ------
    Net interest income                      1,610     1,712     3,210    3,653

Provision for loan losses                      130        44       240      837
Net interest income after                   ------    ------    ------   ------
 provision for loan losses                   1,480     1,668     2,970    2,816
Non-interest Income:                        ------    ------    ------   ------
  Service charges and other fee income         501       482       945      965
  Gain (loss) on sale of property and
   equipment and real estate owned              45        22        92      (30)
  Income from bank-owned life insurance         54        60       109      118
  Other                                         36        34        82       56
                                            ------    ------    ------   ------
    Total non-interest income                  636       598     1,228    1,109
                                            ------    ------    ------   ------
Non-interest Expense:
  Compensation and employee benefits         1,063     1,027     2,229    2,045
  Occupancy and equipment                      430       254       759      550
  Professional fees                            161       105       219      179
  Customer deposit account processing fees       -        57         -      117
  Deposit insurance premiums                     6         6        12       13
  Other                                        466       566       886      949
                                            ------    ------    ------   ------
    Total non-interest expense               2,126     2,015     4,105    3,853
                                            ------    ------    ------   ------
    Income (loss) before taxes                 (10)      251        93       72
Income taxes (benefit)                         (11)       91        20      (46)
                                            ------    ------    ------   ------
    Net income                             $     1    $  160    $   73   $  118
                                            ======    ======    ======   ======
    Earnings per share   basic             $  0.00    $ 0.10    $ 0.05   $ 0.08
                                            ======    ======    ======   ======
    Earnings per share   diluted              0.00      0.10      0.05     0.08
                                            ======    ======    ======   ======
    Dividends per share                       0.04      0.04      0.08     0.08
                                            ======    ======    ======   ======

See notes to consolidated financial statements

                       FIRST BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                          (Unaudited)
                                          Three Months Ended   Six Months Ended
                                             December 31,        December 31,
                                            2006      2005      2006      2005
                                           ------    ------    ------    ------
                                                 (Dollars in thousands)

Net Income                                 $    1    $  160    $   73    $  118

Other comprehensive income, net of tax:
  Change in unrealized gain (loss) on
    securities available-for-sale, net of
    deferred income taxes                     (41)      (23)      224      (152)
                                           ------    ------    ------    ------
Other comprehensive income (loss)             (41)      (23)      224      (152)
                                           ------    ------    ------    ------
Comprehensive income (loss)                $  (40)   $  137    $  297    $  (34)
                                           ======    ======    ======    ======



See notes to consolidated financial statements

                     FIRST BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              (Unaudited)
                                                           Six Months Ended
                                                              December 31,
                                                           2006        2005
                                                          ------      ------
                                                        (Dollars in thousands)
Cash flows from operating activities:
 Net income                                               $   73      $  118
 Adjustments to reconcile net income to net
  cash provided by operating activities
   Depreciation                                              378         321
   Amortization                                               25          34
   Premiums and discounts on securities                       51          30
   Provision for loan losses                                 240         836
   Stock based compensation                                   43           -
   Deferred income taxes                                    (110)        293
   (Gain) loss on sale of property and equipment
    and real estate owned                                    (92)         30
   Income from bank-owned life insurance                    (109)       (118)
   Net change in operating accounts:
    Accrued interest receivable and other assets            (187)        316
    Deferred loan costs                                        2          13
    Income taxes payable                                      (3)       (347)
    Accrued expenses                                        (337)        123
                                                          ------      ------
     Net cash provided by (used in) operating activities     (26)      1,649
                                                          ------      ------
Cash flows from investing activities:
 Purchase of securities available-for-sale                (6,579)     (2,010)
 Purchase of securities held to maturity                    (345)     (2,000)
 Proceeds from maturities of securities available-for-sale   983       1,385
 Proceeds from maturities of securities held to maturity   7,972       4,332
 Purchase of Federal Home Loan Bank stock                     83           -
 Proceeds from redemption of Federal Home Loan Bank stock      -          24
 Net change in certificates of deposit purchased              78         962
 Net change in loans receivable                          (15,476)     10,278
 Purchases of property and equipment                        (440)       (291)
 Proceeds from payment on note receivable                      -           2
 Net proceeds from sale of real estate owned                 588         230
                                                          ------      ------
     Net cash provided by (used in) investing activities (13,136)     12,912
                                                          ------      ------
Cash flows from financing activities:
 Net change in deposits                                    5,417      (3,726)
 Net change in retail repurchase agreements                  279           -
 Payments on borrowed funds                                    -      (1,174)
 Proceeds on borrowed funds                                3,000         100
 Proceeds from sale of common stock                            -          15
 Cash dividends paid                                        (124)       (124)
 Purchase of treasury stock                                  (13)        (24)
                                                          ------      ------
     Net cash provided by (used in) financing activities   8,559      (4,933)
                                                          ------      ------

Net increase (decrease) in cash and cash equivalents      (4,603)      9,628
Cash and cash equivalents - beginning of period           23,474      20,617
                                                          ------      ------
Cash and cash equivalents - end of period               $ 18,871    $ 30,245
                                                          ======      ======
Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest on deposits and borrowed funds               $  3,410    $  2,735
                                                          ======      ======
  Income taxes                                                17           -
                                                          ======      ======

Supplemental schedule of non-cash investing and financing activities:

Loans transferred to real estate acquired in
 settlement of loans                                    $    228    $    188
                                                          ======      ======
See notes to consolidated financial statements
                                       6

                             FIRST BANCSHARES, INC.
                               AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for interim reporting by First Bancshares, Inc. (the "Company") and its consolidated subsidiaries, First Home Savings Bank (the "Bank") and SCMG, Inc. are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying consolidated statement of financial condition as of June 30, 2006, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest shareholders' annual report (Form 10-KSB). The results for these interim periods may not be indicative of results for the entire year or for any other period.


2.  ACCOUNTING DEVELOPMENTS
In February 2006, FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments", which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The statement also subjects beneficial interests in securitized financial assets to the requirements of SFAS
133. For the Company, this statement is effective for all financial instruments acquired, issued, or subject to remeasurement after the beginning of its fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation and cash flows.

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

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The

Company does not expect that the adoption of this interpretation will have a material impact on its financial position, results of operation and cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The
Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation and cash flows.

In September 2006, the FASB issued Statement No. 158, ("SFAS No. 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires a company that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan in its balance sheet. The funded status is measured as the difference between the fair value of the plan's assets and its benefit obligation (projected benefit obligation for pension plans and accumulated postretirement benefit obligation for other postretirement benefit plans). Currently, the funded status of such plans is reported in the notes to the financial statements. This provision is effective for public companies for fiscal years ending after December 15, 2006. In addition, SFAS No. 158 also requires a company to measure its plan assets and benefit obligations as of its year end balance sheet date. Currently, a company is permitted to choose a measurement date up to three months prior to its year end to measure the plan assets and obligations. This provision is effective for all companies for fiscal years ending after December 15, 2008. The Company is evaluating the impact that the adoption of this Statement.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108 to require quantification of financial statement misstatements under both the "rollover approach" and the "iron curtain approach". The "rollover approach" quantifies a misstatement based on the amount of the error originating in the current year income statement, but ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The "iron curtain approach" quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origination. The provisions of SAB No. 108 must be applied to financial statements for fiscal years ending after November 15, 2006. The Company does not anticipate that the quantification of financial statement misstatements pursuant to the provisions of SAB No. 108 will result in any material impact to the Company's financial statements.


3.  EARNINGS PER SHARE

Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect of the issuance of shares eligible to be issued pursuant to stock option agreements.

The table below presents the numerators and denominators used in the basic earnings per common share computations for the three and six month periods ended December 31, 2006 and 2005. For all periods presented, no dilutive effect would result from the issuance of shares eligible to be issued pursuant to stock option agreements.

                                         Three Months Ended    Six Months Ended
                                           December 31,          December 31,
                                           ------------          ------------
                                          2006      2005        2006      2005
Basic earnings per common share:         ------    ------      ------    ------
Numerator:
   Net income                           $   957  $159,664     $72,669  $118,133
Denominator:                             ======   =======      ======   =======
   Weighted average common shares
   outstanding                        1,551,715 1,553,437   1,552,040 1,553,419
                                      ========= =========   ========= =========

Basic earnings per common share          $ 0.00    $ 0.10      $ 0.05    $ 0.08
                                          =====     =====       =====     =====

4.  COMMITMENTS

At December 31, 2006 and June 30, 2006, the Company had outstanding commitments to originate loans and fund unused lines of credit totaling $5.7 million and $6.3 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.


5.  STOCK OPTION PLAN

Prior to July 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized for stock options in the Statement of Operations for the year ended June 30, 2006 or prior years, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three- and six-month periods ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. As a result of adopting Statement
123(R) on July 1, 2006, the Company's pre-tax net income for the three and six month periods ended December 31, 2006 are $30,000 and $43,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25.

The Company uses historical data to estimate the expected term of the options granted, volatilities, and other factors. Expected volatilities are based on the historical volatility of the Company's stock over a period of time. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend rate is equal to the dividend rate in effect on the date of grant. The Company used the following assumptions for grants in 2006, respectively: dividend rates of .91% to .99%, price volatility of 18.97% to 20.29%, risk-free interest rates of 4.67% to 5.02%, and an expected life of 10 years.

A summary of option activity under the Plan as of December 31, 2006, and changes during the six months ended December 31, 2006, is presented below:

                                                        Weighted-
                                             Weighted-   Average
                                               Average  Remaining  Aggregate
                                              Exercise Contractual Intrinsic
Options                               Shares    Price      Term     Value
-------                               ------    -----      ----     -----
                                                     (in years)
Outstanding at beginning of period    48,000  $ 17.46
Granted                               15,000    16.10
Exercised                                  -        -
Forfeited or expired                 (21,000)   17.78
                                     -------
Outstanding at end of period          42,000  $ 16.81      7.40        -
                                     =======   ======     =====     =====
Exercisable at end of period          10,000  $ 17.79      0.22        -
                                     =======   ======     =====     =====

A summary of the Company's nonvested shares as of December 31, 2006, and changes during the six months ended December 31, 2006, is presented below:

                                           Weighted-
                                            Average
                                           Grant-Date
Nonvested Shares                  Shares   Fair Value
----------------                  ------   ----------
Nonvested at July 1, 2006         43,000     $  6.25
Granted                           15,000        5.84
Vested                            (5,000)       6.25
Forfeited                        (21,000)       6.26
                                  ------
Nonvested at December 31, 2006    32,000        6.13
                                  ======

As of December 31, 2006, there was $103,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

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

6.  RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders' equity, to be consistent with the current period classification.

Item 2.  Management's Discussion and Analysis or Plan of Operation

General

First Bancshares, Inc. is a unitary savings and loan holding company whose primary assets are First Home Savings Bank and SCMG, Inc. The Company was incorporated on September 30, 1993, for the purpose of acquiring all of the capital stock of First Home Savings Bank in connection with Bank's conversion from a state-charted mutual to a state-chartered stock form of ownership. The transaction was completed on December 22, 1993. On December 31, 2006, the Company had total assets of $237.0 million, total net loans of $156.8 million, total customer deposits of $184.6 million and stockholders' equity of $26.5 million. The Company's common shares trade on The Nasdaq Global Market of The NASDAQ Stock Market LLC under the symbol "FBSI."

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 2006, compared to June 30, 2006, and the consolidated results of operations for the three and six month periods ended December 31, 2006, compared to the three and six month periods ended December 31, 2005. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended June 30, 2006.


Corporate Developments and Overview

As previously disclosed in the Company's Form 8-K filing on December 4, 2006, the Bank entered into a memorandum of understanding ("MOU") with the Office of Thrift Supervision (the "OTS"). The MOU resulted from issues noted during the most recent examination of the Bank by the OTS, and includes deficiencies in lending policies and procedures, recent operating losses, and the need to revise both the business plan and the budget to enhance profitability. The Board of Directors and the officers of the Bank established a schedule, during which the issues noted in the MOU will be addressed and resolved. The schedule is consistent with the requirements set forth by the OTS, and management believes that the process of addressing and resolving the issues raised by the MOU is on schedule.

During the second quarter of fiscal 2007, there were several changes in composition of senior management of both the Company and the Bank. In November, Ronald J. Walters was named Chief Financial Officer of both the Company and the Bank. In December, James W. Duncan resigned as President and Chief Executive Officer of both the Company and the Bank. Daniel P. Katzfey, Executive Vice President and Chief Lending Officer, was named Interim President and CEO. On January 19, 2007, Mr. Katzfey became President and Chief Executive Officer of both the Company and the Bank. The Boards of Directors of the Company and the Bank were expanded in connection with the addition of a sixth person and the appointment of an advisory director. As the result of the personnel changes and the MOU, both of which were discussed above, and other changes in products, operations and procedures, the Bank is in the process of filling several positions, including Chief Lending Officer, credit analyst and controller.

The Bank has continued to seek opportunities to decrease non-interest expense and improve customer service through technology. At the beginning of the current fiscal year, the Bank went from manual posting of all customer transactions to branch capture with electronic settlement with the Federal Reserve. This eliminated courier expenses to route checks and other items from the branches to the Mountain Grove office, and to the Federal Reserve. In addition, the Bank also utilized imaging features of branch capture, along with auto-mail technology, to bring customer statement processing in-house. Third party processing costs were eliminated, postage expense decreased, and statement delivery time to customers decreased from approximately three weeks to three days.

Financial Condition

As of December 31, 2006, First Bancshares, Inc. had assets of $237.0 million, compared to $228.4 million at June 30, 2006. The increase in total assets of $8.6 million, or 3.7%, reflects the Company's planned strategy to increase the level of loans receivable utilizing excess cash, a portion of cash flows from maturities and paydowns on securities and increases in deposits. Loans receivable increased $14.8 million during the six-month period, while cash and cash equivalents and total investments decreased $4.6 million and $1.7 million, respectively, during the period. Deposits and advances from the Federal Home Loan Bank of Des Moines increased by $5.5 million and $3.0 million, respectively.

Loans receivable totaled $156.8 million as of December 31, 2006, an increase of $14.8 million from $142.0 million at June 30, 2006. The increase in loans is, in part, the result of capitalizing on new lending opportunities brought about by the opening of the Bank's branch in Springfield, Missouri during the first quarter of the current fiscal year.

The Company's deposits grew $5.5 million from $179.1 million as of June 30, 2006 to $184.6 million as of December 31, 2006. The growth can be attributed to new deposit products and changes in existing deposit products which were initiated during the quarter ended December 31, 2006. In addition, the Company began to offer retail repurchase agreements during the quarter ended December 31, 2006. Retail repurchase agreements were added to the Bank's product mix as an additional tool to attract business customers.

Advances from the Federal Home Loan Bank of Des Moines increased by $3.0 million to $25.0 million at December 31, 2006 from $22.0 million at June 30, 2006. The increase was the result of deposit outflows during the first quarter of the fiscal year.

As of December 31, 2006 the Company's shareholders' equity totaled $26.5 million, compared to $26.3 million as of June 30, 2006. The increase of $200,000 pertains primarily to a positive change in the mark-to-market adjustment, net of taxes, on the Company's available for sale securities portfolio. This increase was partially offset by the payment of dividends on common stock.


Non-performing Assets and Allowance for Loan Losses

Generally, when a loan becomes delinquent 90 days or more, or when the collection of principal or interest becomes doubtful, the Company will place the loan on non-accrual status and, as a result of this action, previously accrued interest income on the loan is reversed against current income. The loan will remain on non-accrual status until the loan has been brought current or until other circumstances occur that provide adequate assurance of full repayment of interest and principal.

Non-performing assets decreased by $69,000, remaining at $1.3 million, or 0.5% of total assets at December 31, 2006 from $1.3 million, or 0.6% of total assets, at June 30, 2006. The Bank's non-performing loans consist of non-accrual loans, past due loans over 90 days, impaired loans not past due or past due less than 60 days and real estate owned.

Classified assets. Federal regulations provide for the classification of loans and other assets as "substandard", "doubtful" or "loss", based on the level of weakness determined to be inherent in the collection of the principal and interest. When loans are classified as either substandard or doubtful, the Company may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. When assets are classified as loss, the Company is required either to establish a specific allowance for loan losses equal to 100% of that portion of the loan so classified, or to charge-off such amount. The Company's determination as to the classification of its loans and the amount of its allowances for loan losses are subject to review by its regulatory authorities, which may require the establishment of additional general or specific allowances for loan losses.

On the basis of management's review of its loans and other assets, at December 31, 2006, the Company had classified a total of $4.5 million of its assets as substandard, $31,000 as doubtful and none as loss. This compares to classifications at June 30, 2006 of $5.9 million substandard, $686,000 doubtful and none as loss. This reduction is primarily due to a decrease in past due loans and to a lesser extent payoffs of problem credits. The Bank has implemented stricter internal policies relating to the identification and monitoring of its problem loans due to the problems experienced in the commercial, commercial business and consumer loan portfolios.

In addition to the classified loans, the Bank has identified an additional $7.2 million of credits at December 31, 2006 on its internal watch list compared to $5.3 million at September 30, 2006. Management has identified these loans as high risk credits and any deterioration in their financial condition could increase the classified loan totals. The increase in the internal watch list is the result of the stricter internal policies relating to the identification and monitoring of problem loans.

Allowance for loan losses. The Company establishes its provision for loan losses, and evaluates the adequacy of its allowance for loan losses based upon a systematic methodology consisting of a number of factors including, among others, historic loss experience, the overall level of classified assets and non-performing loans, the composition of its loan portfolio and the general economic environment within which the Bank and its borrowers operate.

At December 31, 2006, the Company has established an allowance for loan losses totaling $2.6 million compared to $2.5 million at June 30, 2006. The allowance represents approximately 204% and 186% of the total non-performing loans at December 31, 2006 and June 30, 2006, respectively.

The allowance for loan losses reflects management's best estimate of probable losses inherent in the portfolio based on currently available information. Future additions to the allowance for loan losses may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.

Critical Accounting Policies

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be the policy related to the allowance for loan losses.

The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio it will enhance its methodology accordingly. Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Non-performing Assets and Allowance for Loan Losses." Although management believes the levels of the allowance as of both December 31, 2006 and June 30, 2006 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses.

Results of Operations

General. For the three months ended December 31, 2006, the Company recorded net income of $1,000, or less than one cent per diluted share, compared to net income of $160,000, or $0.10 per diluted share, for the same period in 2005. Earnings in the quarter were impacted by a decrease in net interest income, an increase in the provision for loan losses and an increase in non-interest expense, which were partially offset by an increase in non-interest income. Earnings for the six month period ended December 31, 2006 were $73,000, or $0.05 per diluted share, compared to net income of $118,000, or $0.08 per diluted share for the same period last year. Earnings for the six-month period were impacted by a decrease in net interest income and an increase in non-interest expense which were partially offset by a decrease in the provision for loan losses and an increase in non-interest expense.

Net interest income. The Company's net interest income for the three months ended December 31, 2006 was $1.6 million, compared to $1.7 million for the same period in 2005. For the six month period ended December 31, 2006 net interest income totaled $3.2 million compared to $3.7 million for the same period in 2005. The decrease in net interest income is primarily the result of an increase in the cost of funds for both of the 2006 periods compared to the same periods in 2005.

Interest income. Interest income for the three months ended December 31, 2006 increased $197,000, or 6.1%, to $3.4 million compared to $3.2 million for the same period in 2005. Interest income from loans increased $149,000 to $2.8 million from $2.6 million in 2005. This was attributable to an increase in average loans to $152.5 million during the 2006 period from $148.6 million during the comparable 2005 period, and to an increase in the yield on loans to 7.22% during the three months ended December 31, 2006 from 7.01% during the comparable period in 2005. The increase in average loans was the result of an increase in lending volume during the 2006 period, and the increase in yield was the result of an upward trend in interest rates between periods.

Interest income from investment securities and other interest-earning assets for the three months ended December 31, 2006 increased $48,000 to $643,000 from $595,000 for the same period in 2005. The increase was the result of an increase in the yield on these assets to 5.84% for the 2006 period from 3.25% for the 2005 period, which was partially offset by a decrease in the average balance of these assets to $45.3 million in 2006 from $72.6 million in 2005.

Interest income for the six months ended December 31, 2006 increased $153,000, or 2.4%, to $6.6 million compared to $6.5 million for the same period in 2005. Interest income from loans decreased $44,000 to $5.3 million for the six months ended December 31, 2006 from $5.4 million for the same period in 2005. This was attributable to a decrease in average loans to $148.6 million during the 2006 period from $152.2 million during the 2005 period, which was partially offset by an increase in the yield on loans to 7.13% for the six months ended December 31, 2006 from 7.02% during the same period in 2005. The decrease in average loans was the result of a decrease in lending volume during the three months ended September 30, 2006, which reflected a trend noted during the year ended June 30, 2006, and which was reversed during the three months ended December 31, 2006. The increase in yield was the result of an upward trend in market interest rates between these periods.

Interest income from investment securities and other interest-earning assets for the six months ended December 31, 2006 increased $197,000 to $1.3 million from $1.1 million for the same period in 2005. The increase was the result of an increase in the yield to 5.91% from 3.03% between periods, which was partially offset by a decrease in the average balance of these assets to $45.3 million during the six months ended December 31, 2006 from $72.3 million during the comparable period in 2005.

Interest expense. Interest expense for the three months ended December 31, 2006 increased $299,000 or 19.8%, to $1.8 million from $1.5 million for the same period in 2005. Interest expense on deposits increased $345,000 to $1.4 million in the three months ended December 31, 2006 from $1.1 million in the same period in 2005. The increase resulted from an increase in average deposit balances of $9.4 million to $179.9 million in the 2006 period from $170.5 million in the 2005 period, and to an increase in the average cost of deposits to 3.19% in the 2006 period from 2.56% in the 2005 period. Interest expense on other interest-bearing liabilities decreased $47,000 to $361,000 in the three months ended December 31, 2006 from $408,000 in the comparable period in 2005.

Interest expense for the six months ended December 31, 2006 increased $596,000, 21.0%, to $3.4 million from $2.8 million for the same period in 2005. Interest expense on deposits increased $725,000 to $2.7 million in the six months ended December 31, 2006 from $2.0 million in the same period in 2005. The increase resulted from an increase in average deposit balances of $6.9 million to $178.4 million in the 2006 period from $171.5 million in the 2005 period, and to an increase in the average cost of deposits to 3.06% in the 2006 period from 2.34% in the 2005 period. Interest expense on other interest-bearing liabilities decreased $129,000 to $685,000 in the six months ended December 31, 2006 from $815,000 in the comparable period in 2005.

Net interest margin. Net interest margin increased to 3.23% for the three months ended December 31, 2006 from 3.13% for the three months ended December 31, 2005. Income from interest-earning assets increased by $197,000, or 6.1%, and expense on interest-bearing liabilities increased by $299,000, or 19.8%, from the 2005 period to the 2006 period.

Net interest margin decreased to 3.28% for the six months ended December 31, 2006 from 3.32% for the six months ended December 31, 2005. Income from interest-earning assets increased by $153,000, or 2.4%, and expense on interest-bearing liabilities increased by $596,000, or 21.0%, from the 2005 period to the 2006 period.

Provision for loan loss. During the quarter ended December 31, 2006, the provision for loan losses was $130,000, compared to $44,000 for the quarter ended December 31, 2005. During the six month period ended December 31, 2006, the Company recorded a loan loss provision of $240,000, compared to a provision of $837,000 during the same period in 2005. See "Non-performing Assets and Allowance for Loan Losses" herein.

Non-interest income. For the three months ended December 31, 2006, non-interest income totaled $636,000, compared to $598,000 for the three months ended December 31, 2005. Non-interest income for the six months ended December 31, 2006 totaled $1.2 million compared to $1.1 million for the same period of 2005. The increase during the three month period resulted from increases in service charges and gain on the sale of property and equipment and real estate owned of $19,000 and $23,000, respectively, which were partially offset by a decrease of $6,000 in income from bank owned life insurance. The increase during the six month period was the result of increases in gain on the sale of property and equipment and real estate owned and other non-interest income, of $122,000 and $26,000, respectively, which were partially offset by decreases of $20,000 and $9,000, respectively, in service charges and income from bank owned life insurance.

Non-interest expense. Non-interest expense for the second fiscal quarter of 2007 totaled $2.1 million, compared to $2.0 million for the same quarter in fiscal year 2006. Higher compensation expense and legal and consulting expense were the main contributors to this increase. For the six months ended December 31, 2006, non-interest expense totaled $4.1 million, compared to $3.9 million for the same period in the prior year.

The Company's compensation expense for the second fiscal quarter of 2007 totaled $1.1 million, which reflected a $36,000 increase compared to the same quarter in fiscal 2006. For the first six months of fiscal year 2007, compensation expense totaled $2.2 million, which reflected an increase of $184,000 compared to the same period in fiscal year 2006. The increase was primarily the result of staff additions for the new branch office in Springfield, Missouri which opened in July 2006, which was partially offset by staffing changes during the last half of fiscal 2006 and the first quarter of fiscal 2007.

The Company also incurred higher expenses for occupancy and equipment and professional fees during the three and six months periods ended December 31, 2006 compared to the same periods in 2005. These were the result of the opening of the new branch office, costs related to system upgrades, including the branch capture and electronic settlement upgrade discussed earlier, accounting and consulting expenses incurred during the second fiscal quarter of 2007. The accounting and consulting expenses were, in part, for outside services required as the result of the Company and Bank being without a Chief Financial Officer for approximately two months and for services related to internal audit and the MOU.

Income tax expense. Income tax expense and income tax benefits were recorded based on the taxable income of each of the companies of the consolidated group. Pre-tax net income is reduced by non-taxable income items and increased by non-deductible expense items.


Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, principal and interest payments on loans, investments, and mortgage-backed securities, and funds provided by other operating activities. While scheduled payments on loans, mortgage-backed securities, and short-term investments are relatively predictable sources of funds, deposit flows and early loan repayments are greatly influenced by general interest rates, economic conditions, and competition.

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At December 31, 2006, the Company had commitments to originate and loans and fund unused lines of credit totaling $5.7 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Home Savings Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth First Home Savings Bank's actual capital and required capital amounts and ratios at December 31, 2006 which, at that date, exceeded the minimum capital adequacy requirements.

                                                                 Minimum
                                                                Requirement
                                                 Minimum        To Be Well
                                               Requirement      Capitalized
                                                   For          Under Prompt
                                                 Capital        Corrective
                                                 Adequacy         Action
                                  Actual         Purposes       Provisions
                                  ------         --------       ----------
At December 31, 2006           Amount  Ratio   Amount  Ratio   Amount  Ratio
--------------------           ------  -----   ------  -----   ------  -----
(Dollars in thousands)

Tangible Capital
  (to adjusted total assets)  $22,878  9.79%   $3,358  1.50%        -     -
Tier 1 (Core) Capital
  (to adjusted total assets)   22,878  9.79     9,351  4.00   $11,689  5.00%
Total Risk Based Capital
  (to risk weighted assets)    24,817 16.40    12,109  8.00    15,136 10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At December 31, 2006, First Home Savings Bank exceeded minimum requirements for the well-capitalized category.

Forward Looking Statements

The Company, and its wholly-owned subsidiaries, First Home Saving Bank and SCMG, Inc., may from time to time make written or oral "forward-looking statements," including statements contained in its filings with the

Securities and Exchange Commission, in its reports to shareholders, and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company's beliefs, expectations, estimates and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company's control. Such statements may address: future operating results; customer growth and retention; loan and other product demand; earnings growth and expectations; new products and services; credit quality and adequacy of reserves; technology; and our employees. The following factors, among others, could cause the Company's financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users; the impact of changes in financial services' laws and regulations; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing its "litigation", improving its loan underwriting and related lending policies and procedures, collecting assets of borrowers in default, successfully resolving the MOU and managing the risks involved in the foregoing.

The foregoing list of factors is not exclusive. Additional discussions of factors affecting the Company's business and prospects are contained in the Company's periodic filings with the SEC. The Company expressly disclaims any intent or obligation to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 3.  Controls and Procedures

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended September 30, 2006, the Company remediated the material weakness reported as of June 30, 2006 in which the Company did not identify or record certain transactions related to the other than temporary impairment of certain equity securities. To remediate the material weakness in the Company's internal control over financial reporting, the Company has implemented controls to quantify and record the impairment of the debt and equity securities and evaluate the near term prospects of the issuer in relation to the severity, duration and materiality of the unrealized losses. During the six month period ended December 31, 2006, no other changes have occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                               FIRST BANCSHARES, INC.
                                 AND SUBSIDIARIES
                            PART II - OTHER INFORMATION

                                  FORM 10-QSB

Item 1.  Legal Proceedings
         -----------------

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds
         ----------------------------------------------------------

The following table summarizes the stock repurchase program information for the three months ended December 31, 2006:
                                              Total Number of   Maximum Number
                                              Shares Purchased  of Shares that
                     Total Number Average     As part of        may yet be
                     of Shares    Price Paid  Publicly          purchased
Period               Purchased    per Share   Announced Plan   Under the Plan(1)
-------------------------------------------------------------------------------
October 1-31,
2006                     -            -             -                69,818
November 1-30,
2006                     -            -             -                69,818
December 1-31,
2006                     -            -             -                69,818

(1) The Company completed ten separate stock repurchase programs between March 9, 1994 and May 28, 2004. On May 28, 2004, an eleventh repurchase program of 164,336 shares was initiated. As of February 14, 2007, 69,818 shares remained available for repurchase under this repurchase program.

Item 3.  Defaults Upon Senior Securities - None
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company's 2006 Annual Meeting of Stockholders was held on November 17, 2006 at the Days Inn Conference Room, 300 East 19th Street, Mountain Grove, Missouri. The results of the vote on items presented at the meeting are as follows:

a)  Election of Directors:
    Stockholders elected the following nominees to the Board of Directors for a three-year term ending in 2009 by the following vote:

                          Number of                   Number of
                          Votes For   Percentage    Votes Withheld   Percentage
                          ---------   ----------    --------------   ----------
    Harold F. Glass        581,491       70.8%          240,097        29.2%
    James W. Duncan        589,723       71.8           231,865        28.2

The following directors, whose terms did not expire in 2006, and were not up for re-election at the Annual Meeting of Stockholders, continue to serve as directors: Thomas M. Sutherland, John G. Moody and Billy E. Hixon.

Item 5.  Other Information - None
         ------------------------

Item 6.  Exhibits
         --------
(a)  Exhibits:
      3.2     Amended Bylaws of First Bancshares, Inc. (1)
     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
---------------------------------
(1) Filed as an Exhibit to the Current Report on Form 8-K dated December 29, 2006, and incorporated herein by reference.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRST BANCSHARES, INC.



Date:  February 14, 2007         By:   /s/ Daniel P. Katzfey
       -----------------               ----------------------------
                                       Daniel P. Katzfey, President,
                                        and Chief Executive Officer



Date:  February 14, 2007         By:   /s/ Ronald J. Walters
       -----------------               ----------------------------
                                       Ronald J. Walters, Senior Vice President
                                       Treasurer and Chief Financial Officer

                                      EXHIBIT INDEX


Exhibit No.   Description of Exhibit
-----------   -----------------------
     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                   Exhibit 31.1
          CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO
               SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Daniel P. Katzfey, certify that:

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

  4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter ended (the registrant's fourth fiscal quarter in the case of an annual report), that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    February  14, 2007                 /s/ Daniel P. Katzfey
         ------------------                -----------------------
                                           Chief Executive Officer

                                                                    Exhibit 31.2
          CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO
               SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald J. Walters, certify that:

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

  4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter ended (the registrant's fourth fiscal quarter in the case of an annual report), that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    February  14, 2007                 /s/ Ronald J. Walters
         ------------------                -----------------------
                                           Chief Financial Officer

                                                                  Exhibit 32.1

   CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18USC SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-QSB of First Bancshares, Inc. (the "Company") for the quarterly period ended December 31, 2006 (the "Report"), I, Daniel P. Katzfey, Chief Executive Officer of the Company, hereby certify, pursuant to 18 USC Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


 February 14, 2007                    By:  /s/ Daniel P. Katzfey
                                           -------------------------
                                           Name:  Daniel P. Katzfey
                                           Chief Executive Officer

                                                                  Exhibit 32.2

 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18USC SECTION 1350 AS
       ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the accompanying Quarterly Report on Form 10-QSB of First Bancshares, Inc. (the "Company") for the quarterly period ended December 31, 2006 (the "Report"), I, Ronald J. Walters, Chief Financial Officer of the Company, hereby certify, pursuant to 18 USC Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


 February 14, 2007                    by:   /s/ Ronald J. Walters
                                            ----------------------
                                            Name:  Ronald J. Walters
                                            Chief Financial Officer