Form 10QSB
period 2007-03-31
FIRST BANCSHARES INC /MO/
filed 2007-05-11
CIK 912967

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                FORM 10-QSB

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2007

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

          Class:                           Outstanding at May 10, 2007:
Common Stock, $.01 par value                 1,550,815 Common Shares

Transitional Small Business Disclosure Format   Yes       No  X
                                                   -----    -----

                              FIRST BANCSHARES, INC.
                                AND SUBSIDIARIES
                                   FORM 10-QSB

                                      INDEX

                                                                   Page No.
Part I.   Financial Information                                   ---------
-------------------------------

      Item 1.   Financial Statements:

                Consolidated Statements of Financial Condition
                 at March 31, 2007 and June 30, 2006 (Unaudited)       3

                Consolidated Statements of Income for the Three
                 and Nine Months Ended March 31, 2007 and 2006
                (Unaudited)                                            4

                Consolidated Statements of Comprehensive Income
                 for the Three and Nine Months Ended March 31,
                 2007 and 2006 (Unaudited)                             5

                Consolidated Statements of Cash Flows for the
                 Nine Months Ended March 31, 2007 and 2006
                (Unaudited)                                            6

                Notes to Consolidated Financial Statements
                (Unaudited)                                            7

      Item 2.   Management's Discussion and Analysis or Plan
                 of Operation                                         11

      Item 3.   Controls and Procedures                               19

Part II.  Other Information
---------------------------

      Item 1.   Legal Proceedings                                     20

      Item 2.   Unregistered Sales of Equity Securities and
                 Use of Proceeds                                      20

      Item 3.   Defaults Upon Senior Securities                       20

      Item 4.   Submission of Matters to a Vote of Security Holders   20

      Item 5.   Other Information                                     20

      Item 6.   Exhibits                                              20

      Signatures                                                      21

      Exhibit Index                                                   22

      Certifications                                                  23

                        FIRST BANCSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                    (Unaudited)
                                         March 31, 2007      June 30, 2006

                                                   (In thousands)
ASSETS
------
Cash and cash equivalents                  $  27,817           $  23,474
Certificates of deposit                        1,731               3,827
Securities available-for-sale                 27,366              20,884
Securities held-to-maturity                   10,967              19,210
Federal Home Loan Bank stock, at cost          1,696               1,612
Loans receivable, net                        154,394             141,987
Accrued interest receivable                    1,346               1,178
Prepaid expenses                                 537                 292
Property and equipment                         7,963               8,028
Real estate owned                                367                 497
Intangible assets                                298                 336
Deferred tax asset, net                          673                 718
Income taxes recoverable                          68                 317
Bank-owned life insurance                      5,867               5,705
Other assets                                     499                 330
                                           ---------           ---------
       Total assets                        $ 241,589           $ 228,395
                                           =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                   $ 188,089           $ 179,141
Retail repurchase agreements                   1,133                   -
Advances from Federal Home Loan Bank          25,000              22,000
Accrued expenses and accounts payable            729                 963
                                           ---------           ---------
       Total liabilities                     214,951             202,104
                                           ---------           ---------
Preferred stock, $.01 par value;
 2,000,000 shares authorized, none issued          -                   -
Common stock, $.01 par value; 8,000,000
 shares authorized, 2,895,036 issued at
 March 31, 2007 and June 30, 2006, 1,551,315
 and 1,552,480 outstanding at December 31
 and June 30, respectively                        29                  29
Paid-in capital                               17,908              17,852
Retained earnings - substantially
 restricted                                   27,844              27,703
Treasury stock - at cost; 1,343,721 and
 1,342,556 shares at March 31, 2007 and
 June 30, 2006, respectively                 (19,105)            (19,085)
Accumulated other comprehensive
 loss                                            (38)               (208)
                                           ---------           ---------
       Total stockholders' equity             26,638              26,291
                                           ---------           ---------
       Total liabilities and stockholders'
        equity                             $ 241,589           $ 228,395
                                           =========           =========

See notes to consolidated financial statements

                        FIRST BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME

                                                      (Unaudited)
                                        Three Months Ended  Nine Months Ended
                                             March 31,          March 31,
                                         2007       2006     2007      2006
                                         ----       ----     ----      ----
                                                (Dollars in thousands,
                                                except per share data)
Interest Income:
   Loans receivable                    $ 2,733    $ 2,504   $ 8,075   $ 7,890
   Securities                              478        473     1,390     1,286
   Other interest-earning assets           226        202       616       494
                                       -------    -------   -------   -------
       Total interest income             3,437      3,179    10,081     9,670
                                       -------    -------   -------   -------
Interest Expense:
   Deposits                              1,551      1,172     4,299     3,195
   Retail repurchase agreements             10          -        11         -
   Borrowed funds                          352        383     1,037     1,198
                                       -------    -------   -------   -------
       Total interest expense            1,913      1,555     5,347     4,393
                                       -------    -------   -------   -------
       Net interest income               1,524      1,624     4,734     5,277

Provision for loan losses                   40         77       280       914
                                       -------    -------   -------   -------
Net interest income after
 provision for loan losses               1,484      1,547     4,454     4,363
                                       -------    -------   -------   -------
Non-interest Income:
   Service charges and other fee
     income                                426        429     1,372     1,394
   Gain on sale of securities
     available-for-sale                    177          -       177         -
   Gain (loss) on sale of property and
     equipment and real estate owned         -       (111)       94      (141)
   Income from bank-owned life
     insurance                              53         64       162       182
   Other                                    35         56       114       112
                                       -------    -------   -------   -------
       Total non-interest income           691        438     1,919     1,547
                                       -------    -------   -------   -------
Non-interest Expense:
   Compensation and employee
     benefits                              978        963     3,207     3,008
   Occupancy and equipment                 387        262     1,146       812
   Professional fees                       220         62       440       241
   Customer deposit account processing
     fees                                    -         50         -       167
   Deposit insurance premiums                5          6        17        19
   Other                                   385        371     1,270     1,320
                                       -------    -------   -------   -------
       Total non-interest expense        1,975      1,714     6,080     5,567
                                       -------    -------   -------   -------

       Income (loss) before taxes          200        271       293       343
Income taxes (benefit)                       8         (5)       28       (51)
                                       -------    -------   -------   -------
       Net income                      $   192    $   276   $   265   $   394
                                       =======    =======   =======   =======
       Earnings per share - basic      $  0.12    $  0.18   $  0.17   $  0.25
                                       =======    =======   =======   =======
       Earnings per share - diluted       0.12       0.18      0.17      0.25
                                       =======    =======   =======   =======
       Dividends per share                0.00       0.04      0.08      0.12
                                       =======    =======   =======   =======

See notes to consolidated financial statements

                        FIRST BANCSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                     (Unaudited)
                                        Three Months Ended  Nine Months Ended
                                             March 31,          March 31,
                                         2007       2006     2007      2006
                                         ----       ----     ----      ----
                                                (Dollars in thousands)

Net Income                             $    192   $   276   $   265   $   394
Other comprehensive income,
net of tax:
  Change in unrealized gain (loss)
  on securities available-for-
  sale, net of deferred
  income taxes                             (54)       (46)      170      (198)
                                       -------    -------   -------   -------
Other comprehensive income (loss)          (54)       (46)      170      (198)
                                       -------    -------   -------   -------
Comprehensive income                   $   138    $   230   $   435   $   196
                                       =======    =======   =======   =======

See notes to consolidated financial statements

                        FIRST BANCSHARES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         (Unaudited)
                                                      Nine Months Ended
                                                           March 31,
                                                      2007         2006
                                                      ----         ----
                                                    (Dollars in thousands)
Cash flows from operating activities:
 Net income                                         $    265     $    394
 Adjustments to reconcile net income to net
  cash provided by operating activities
   Depreciation                                          567          486
   Amortization                                           38           51
   Premiums and discounts on securities                   28           38
   Provision for loan losses                             280          914
   Stock based compensation                               56            -
   Deferred income taxes                                 (55)        (440)
   (Gain) loss on sale of property and equipment
    and real estate owned                                (94)         141
   Gain on the sale of securities available-for-sale    (177)           -
   Income from bank-owned life insurance                (162)        (183)
   Net change in operating accounts:
    Accrued interest receivable and other assets        (582)         (41)
    Deferred loan costs                                    6           18
    Income taxes recoverable                             249          240
    Accrued expenses and accounts payable               (234)        (125)
                                                    --------     --------
      Net cash provided by operating
        activities                                       185        1,493
                                                    --------     --------
Cash flows from investing activities:
 Purchase of securities available-for-sale           (12,115)     (11,160)
 Purchase of securities held to maturity                (345)      (2,000)
 Proceeds from maturities of securities available-
  for-sale                                             4,070        2,124
 Proceeds from sales of securities available-for-
  sale                                                 1,986            -
 Proceeds from maturities of securities held to
  maturity                                             8,584        5,709
 Purchase of Federal Home Loan Bank stock                (84)           -
 Proceeds from redemption of Federal Home
  Loan Bank stock                                          -           25
 Net change in certificates of deposit purchased       2,096           29
 Net change in loans receivable                      (13,182)      15,635
 Purchases of property and equipment                    (541)        (523)
 Proceeds from payment on note receivable                  -            3
 Net proceeds from the sale of property and
  equipment                                               42            -
 Net proceeds from sale of real estate owned             710          362
                                                    --------     --------
    Net cash provided by (used in) investing
     activities                                       (8,779)      10,204
                                                    --------     --------
Cash flows from financing activities:
 Net change in deposits                                8,948       (5,209)
 Net change in retail repurchase agreements            1,133            -
 Payments on borrowed funds                                -       (1,174)
 Proceeds from borrowed funds                          3,000          100
 Proceeds from sale of common stock                        -           15
 Cash dividends paid                                    (124)        (186)
 Purchase of treasury stock                              (20)         (24)
                                                    --------     --------
    Net cash provided by (used in) financing
      activities                                      12,937       (6,478)
                                                    --------     --------
Net increase in cash and cash
 equivalents                                           4,343        5,219
Cash and cash equivalents - beginning of period       23,474       20,617
                                                    --------     --------
Cash and cash equivalents - end of period           $ 27,817     $ 25,836
                                                    ========     ========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest on deposits and borrowed funds           $  5,343     $  4,274
                                                    ========     ========
  Income taxes                                            18            -
                                                    ========     ========

Supplemental schedule of non-cash investing and financing activities:

Loans transferred to real estate acquired in
settlement of loans                                 $    495     $    188
                                                    ========     ========

See notes to consolidated financial statements

                             FIRST BANCSHARES, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies followed for interim reporting by First Bancshares, Inc. (the "Company") and its consolidated subsidiaries, First Home Savings Bank (the "Bank") and SCMG, Inc. are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying consolidated statement of financial condition as of June 30, 2006, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest shareholders' Annual Report on Form 10KSB for the year ended June 30, 2006 (Form 10-KSB). The results for theses interim periods may not be indicative of results for the entire year or for any other period.

2.   ACCOUNTING DEVELOPMENTS

     In February 2006, FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments", which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The statement also subjects beneficial interests in securitized financial assets to the requirements of SFAS 133. For the Company, this statement is effective for all financial instruments acquired, issued, or subject to remeasurement after the beginning of its fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation or cash flows.

     In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect that the adoption of this interpretation will have a material impact on its financial position, results of operation or cash flows.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation or cash flows.

     In September 2006, the FASB issued Statement No. 158, ("SFAS No. 158"), "Employers' Accounting for Defined Benefit Pension and Other
     Postretirement Plans   an amendment of FASB Statements No. 87, 88, 106
     and 132(R)." SFAS No. 158 requires a company that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan in its balance sheet. The funded status is measured as the difference between the fair value of the plan's assets and its benefit obligation (projected benefit obligation for pension plans and accumulated postretirement benefit obligation for other postretirement benefit plans). Currently, the funded status of such plans is reported in the notes to the financial statements. This provision is effective for public companies for fiscal years ending after December 15, 2006. In addition, SFAS No. 158 also requires a company to measure its plan assets and benefit obligations as of its year end balance sheet date. Currently, a company is permitted to choose a measurement date up to three months prior to its year end to measure the plan assets and obligations. This provision is effective for all companies for fiscal years ending after December 15, 2008. The Company does not expect that the adoption of this Statement will have a material impact. on its financial position, results of operation or cash flows.

     In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108 to require quantification of financial statement misstatements under both the "rollover approach" and the "iron curtain approach". The "rollover approach" quantifies a misstatement based on the amount of the error originating in the current year income statement, but ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The "iron curtain approach" quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origination. The provisions of SAB No. 108 must be applied to financial statements for fiscal years ending after November 15, 2006.
     The Company does not anticipate that the quantification of financial statement misstatements pursuant to the provisions of SAB No. 108 will result in any material impact on its financial position, results of operation or cash flows.

     In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. Statement No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of Statement No. 157, Fair Value Measurements. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation or cash flows.

3.   EARNINGS PER SHARE

     Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect of the issuance of shares eligible to be issued pursuant to stock option agreements.

     The table below presents the numerators and denominators used in the basic earnings per common share computations for the three and nine month periods ended March 31, 2007 and 2006. For all periods presented, no dilutive effect would result from the issuance of shares eligible to be issued pursuant to stock option agreements.

                                   Three Months Ended      Nine Months Ended
                                        March 31,               March 31,
                                        --------                --------
                                    2007        2006        2007        2006
Basic earnings per common share:    ----        ----        ----        ----
Numerator:
  Net income                    $191,895    $276,022    $264,564    $394,155
                                ========    ========    ========    ========
Denominator:
  Weighted average common
   shares outstanding          1,551,666   1,552,610   1,551,917   1,553,153
                               =========   =========   =========   =========
Basic earnings per common
 share                             $0.12       $0.18       $0.17       $0.25
                                   =====       =====       =====       =====

4.   COMMITMENTS

     At March 31, 2007 and June 30, 2006, the Company had outstanding commitments to originate loans and fund unused lines of credit totaling $5.4 million and $6.3 million, respectively, excluding undisbursed portions of loans in process. It is expected that outstanding loan commitments will be funded with existing liquid assets.

5.   STOCK OPTION PLAN

     Prior to July 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized for stock options in the Statement of Income for the year ended June 30, 2006 or prior years, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three- and nine-month periods ended March 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R) on July 1, 2006, the Company's pre-tax net income for the three and nine month periods ended March 31, 2007 were $14,000 and $56,000 lower, respectively, than if the Comapny had continued to account for share-based compensation under Opinion 25.

     The Company uses historical data to estimate the expected term of the options granted, volatilities, and other factors. Expected volatilities are based on the historical volatility of the Company's common stock over a period of time. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend rate is equal to the dividend rate in effect on the date of grant. The Company used the following assumptions for grants in fiscal 2007, respectively: dividend rates of .00% to .99%, price volatility of 18.36% to 20.29%, risk-free interest rates of 4.58% to 5.02%, and an expected life of 7.5 to 10 years.

     A summary of option activity under the Plan as of March 31, 2007, and changes during the nine months ended March 31, 2007, is presented below:

                                                        Weighted-
                                            Weighted-    Average
                                            Average     Remaining    Aggregate
                                            Exercise   Contractual   Intrinsic
  Options                         Shares     Price         Term        Value
  -------                         ------    --------   -----------   ---------
                                                       (in years)
  Outstanding at beginning
   of period                      48,000    $  17.46
  Granted                         47,500       16.76
  Exercised                            -           -
  Forfeited or expired           (31,000)      17.78
  Outstanding at end of period    64,500    $  16.76        9.70           -
  Exercisable at end of period       400    $  17.79        8.90           -

     A summary of the Company's nonvested shares as of March 31, 2007, and changes during the nine months ended March 31, 2007, is presented below:

                                                 Weighted-
                                                  Average
                                                 Grant-Date
     Nonvested Shares                Shares      Fair Value
     ----------------                ------      ----------
     Nonvested at July 1, 2006       43,000       $    6.25
     Granted                         47,500            6.92
     Vested                          (5,400)           6.22
     Forfeited                      (21,000)           6.22
                                     ------
     Nonvested at March 31, 2007     64,100            6.78
                                     ======

     As of March 31, 2007, there was $210,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

General

First Bancshares, Inc. is a unitary savings and loan holding company whose primary assets are First Home Savings Bank and SCMG, Inc. The Company was incorporated on September 30, 1993, for the purpose of acquiring all of the capital stock of First Home Savings Bank in connection with Bank's conversion from a state-charted mutual to a state-chartered stock form of ownership. The transaction was completed on December 22, 1993. On March 31, 2007, the Company had total assets of $241.6 million, total net loans of $154.4 million, total deposits of $188.1 million and stockholders' equity of $26.6 million. The Company's common shares trade on The Nasdaq Global Market of The NASDAQ Stock Market LLC under the symbol "FBSI."

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at March 31, 2007, compared to June 30, 2006, and the consolidated results of operations for the three and nine month periods ended March 31, 2007, compared to the three and nine month periods ended March 31, 2006. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended June 30, 2006.


Corporate Developments and Overview

As discussed in the Company's Form 10-QSB filing for the quarter ended December 31, 2006, the Bank entered into a memorandum of understanding ("MOU") with the Office of Thrift Supervision (the "OTS"). The MOU resulted from issues noted during the most recent examination of the Bank by the OTS, and includes deficiencies in lending policies and procedures, recent operating losses, and the need to revise both the business plan and the budget to enhance profitability. The Board of Directors and the officers of the Bank established a schedule, during which the issues noted in the MOU have been or will be addressed and resolved. The schedule is consistent with the requirements set forth by the OTS, and management believes that most of the issues raised by the OTS have been addressed and resolved. The few remaining issues are scheduled to be resolved by the end of fiscal 2007.

During the second quarter of fiscal 2007, there were several changes in composition of senior management of both the Company and the Bank. In November, Ronald J. Walters was named Chief Financial Officer of both the Company and the Bank. In December, James W. Duncan resigned as President and Chief Executive Officer of both the Company and the Bank. Daniel P. Katzfey, Executive Vice President and Chief Lending Officer, was named Interim President and CEO. On January 19, 2007, Mr. Katzfey became President and Chief Executive Officer of both the Company and the Bank. The Boards of Directors of the Company and the Bank were expanded in connection with the addition of a sixth person and the appointment of an advisory director. During the quarter ended March 31, 2007, James W. Duncan resigned as a director of both the Company and the Bank. Mr. Daniel P. Katzfey, the Chief Executive Officer of both the Company and the Bank, was appointed to both boards.

As the result of the personnel changes and the MOU, both of which were discussed above, and other changes in products, operations and procedures, the Bank needed to fill several positions, including Chief Lending Officer, credit analyst and controller. In March 2007, Mr. Dale W. Keenan, was named Executive Vice President and Senior Loan Officer of the Bank, and Mr. John K. Francka, was named Senior Vice President-Chief Credit Officer of the Bank. Both Messrs. Keenan and Francka have extensive experience in lending and management. In addition, Mr. Jeffrey Palmer was named Controller of the Bank.

During the quarter March 31, 2007, the Bank obtained permission from the State of Missouri to open a loan production office in Springfield, Missouri. This office complements the full-service branch office opened in Springfield in July 2006. The Bank has added two lenders and two loan processors in the loan production office who have extensive experience in the origination and sale into the secondary market of single-family mortgage loans. Loans sold into the secondary market will be sold with servicing released.

The Bank has continued to seek opportunities to reduce its non-interest expense and improve customer service through the utilization of technology. At the beginning of the current fiscal year, the Bank went from manual posting of all customer transactions to branch capture with electronic settlement with the Federal Reserve. This eliminated courier expenses to route checks and other items from the branches to the Mountain Grove office, and to the Federal Reserve. In addition, the Bank also utilized imaging features of branch capture, along with auto-mail technology, to bring customer statement processing in-house. Third party processing costs were eliminated, postage expense decreased, and statement delivery time to customers decreased from approximately three weeks to three days.

During the quarter ended March 31, 2007, the Bank began to extend this technology to customers with high volumes of check deposits, allowing for remote image capture with equipment located at the customer facilities. In addition, remote image capture provides a powerful marketing tool when calling on prospective customers.


Financial Condition

As of March 31, 2007, First Bancshares, Inc. had assets of $241.6 million, compared to $228.4 million at June 30, 2006. The increase in total assets of $13.2 million, or 5.8%, reflects the Company's planned strategy to increase loans receivable by utilizing excess cash, a portion of cash flows from maturities and paydowns on securities and increases in deposits. Net loans receivable increased $12.4 million during the nine-month period ended March 31, 2007, while total investments decreased $3.9 million, during this period. Deposits and advances from the Federal Home Loan Bank of Des Moines increased by $8.9 million and $3.0 million, respectively.

Net loans receivable totaled $154.4 million as of March 31, 2007, an increase of $12.4 million from $142.0 million at June 30, 2006. The increase in loans is, in part, the result of capitalizing on new lending opportunities brought about by the opening of the Bank's branch in Springfield, Missouri during the first quarter of the current fiscal year.

The Company's deposits grew $8.9 million from $179.2 million as of June 30, 2006 to $188.1 million as of March 31, 2007. The growth is the result of new deposit products and changes in existing deposit products which were initiated during the quarter ended December 31, 2006. In addition, the Company began to offer retail repurchase agreements during the quarter ended December 31, 2006, to enhance the Bank's product mix and as an additional tool to attract business customers. At March 31, 2007, retail repurchase agreements totaled $1.1 million.

Advances from the Federal Home Loan Bank of Des Moines increased by $3.0 million to $25.0 million at March 31, 2007 from $22.0 million at June 30, 2006. The increase was the result of deposit outflows during the quarter ended September 30, 2006 which necessitated additional borrowing.

As of March 31, 2007 the Company's shareholders' equity totaled $26.6 million, compared to $26.3 million as of June 30, 2006. The increase of $300,000 was due to net income of $265,000 during the first nine months of the fiscal year and a positive change in the mark-to-market adjustment, net of taxes, of $170,000 on the Company's available for sale securities portfolio. This increase was partially offset by the payment of dividends on common stock during the first and second quarters of the current fiscal year.

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

Non-performing assets increased from $1.3 million, or 0.5% of total assets at June 30, 2006 to $3.5 million, or 1.5% of total assets, at March 31, 2007.
The Bank's non-performing loans consist of non-accrual loans, past due loans over 90 days, impaired loans not past due or past due less than 60 days, real estate owned and other repossessed assets. The significant increase in non-performing assets was the result of loans to two borrowers becoming non-performing during the quarter. One borrower, with loans totaling $1.6 million filed for bankruptcy protection. Losses on these loans are anticipated to be limited due to Small Business Administration ("SBA") guarantees and have been included in the analysis of the allowance for loan losses. A $620,000 loan to another borrower became non-performing when the sale of the collateral property did not take place. This loan also carries an SBA guarantee and was included in the analysis of the allowance for loan losses.

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

On the basis of management's review of its loans and other assets, at March 31, 2007, the Company had classified a total of $3.7 million of its assets as substandard, $87,000 as doubtful and $20,000 as loss. This compares to classifications at June 30, 2006 of $5.9 million substandard, $686,000 doubtful and none as loss. This reduction is primarily due to a decrease in past due loans and to a lesser extent payoffs of problem credits. The Bank has implemented stricter internal policies relating to the identification and monitoring of its problem loans due to the problems experienced in the commercial, commercial business and consumer loan portfolios.

In addition to the classified loans, the Bank has identified an additional $6.3 million of credits at March 31, 2007 on its internal watch list compared to $5.3 million at September 30, 2006. Management has identified these loans as high risk credits and any deterioration in their financial condition could increase the classified loan totals. The increase in the internal watch list is the result of the stricter internal policies relating to the identification and monitoring of problem loans.

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

At March 31, 2007, the Company has established an allowance for loan losses totaling $2.6 million compared to $2.5 million at June 30, 2006. The allowance represents approximately 83% and 186% of the total non-performing loans at March 31, 2007 and June 30, 2006, respectively.

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

The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio it will enhance its methodology accordingly. Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Non-performing Assets and Allowance for Loan Losses." Although management believes the levels of the allowance as of both March 31, 2007 and June 30, 2006 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses.

Results of Operations for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

General. For the three months ended March 31, 2007, the Company recorded net income of $192,000, or $0.12 diluted share, compared to net income of $276,000, or $0.18 per diluted share, for the same period in 2006. Earnings in the quarter were reduced by a decrease in net interest income and an increase in non-interest expense, which were partially offset by an increase in non-interest income, which included a gain on the sale of securities available-for-sale, and a decrease in the provision for loan losses.

Net interest income. The Company's net interest income for the three months ended March 31, 2007 was $1.5 million, compared to $1.6 million for the same period in 2006. The decrease in net interest income is primarily the result of an increase in the cost of funds for the 2007 period compared to the same period in 2006.

Interest income. Interest income for the three months ended March 31, 2007 increased $258,000, or 8.1%, to $3.4 million compared to $3.2 million for the same period in 2006. Interest income from loans increased $229,000 to $2.7 million from $2.5 million in 2006. This was attributable to an increase in average loans to $155.4 million during the 2007 period from $145.3 million during the comparable 2006 period, and to an increase in the yield on loans to 7.13% during the three months ended March 31, 2007 from 7.03% during the comparable period in 2006. The increase in average loans was the result of an increase in lending volume during the 2007 period, and the increase in yield was the result of an upward trend in interest rates between periods.

Interest income from investment securities and other interest-earning assets for the three months ended March 31, 2007 increased $29,000 to $704,000 from $675,000 for the same period in 2006. The increase was the result of an increase in the yield on these assets to 6.41% for the 2007 period from 3.83% for the 2006 period, which was partially offset by a decrease in the average balance of these assets to $44.5 million during the three months ended March 31, 2007 from $70.5 million during the comparable period in 2006.

Interest expense. Interest expense for the three months ended March 31, 2007 increased $358,000 or 23.0%, to $1.9 million from $1.6 million for the same period in 2006. Interest expense on deposits increased $379,000 to $1.6 million in the three months ended March 31, 2007 from $1.2 million in the same period in 2006. The increase resulted from an increase in average deposit balances of $3.0 million to $185.3 million in the 2007 period from $182.3 million in the 2006 period, and to an increase in the average cost of deposits to 3.39% in the 2007 period from 2.61% in the 2006 period. Interest expense on other interest-bearing liabilities decreased $21,000 to $362,000 in the three months ended March 31, 2007 from $383,000 in the comparable period in 2006.

Net interest margin. Net interest margin increased to 3.09% for the three months ended March 31, 2007 from 3.06% for the three months ended March 31, 2006. Income from interest-earning assets increased by $258,000, or 8.1%, and expense on interest-bearing liabilities increased by $358,000, or 23.0%, from the 2006 period to the 2007 period.

Provision for loan loss. During the quarter ended March 31, 2007, the provision for loan losses was $40,000, compared to $77,000 for the quarter ended March 31, 2006. See "Non-performing Assets and Allowance for Loan Losses" herein.

Non-interest income. For the three months ended March 31, 2007, non-interest income totaled $691,000, compared to $438,000 for the three months ended March 31, 2006. The increase during the three month period resulted primarily from a gain of $177,000 on the sale of assets, compared to a loss of $111,000 during the same period in the prior year. This increase was partially offset by decreases of $3,000, $11,000 and $21,000 in services charges, income from bank owned life insurance and other non-interest income, respectively.

Non-interest expense. Non-interest expense for the third fiscal quarter of 2007 totaled $2.0 million, compared to $1.7 million for the same quarter in fiscal year 2006. Higher compensation expense and legal and consulting expense were the main contributors to this increase.

The Company's compensation expense for the third fiscal quarter of 2007 totaled $978,000, which reflected a $15,000 increase compared to the same quarter in fiscal 2006. The increase was primarily the result of staff additions for the new branch office in Springfield, Missouri which opened in July 2006 and for the loan production office which opened in March 2007. These increases were partially offset by staffing changes during the last half of fiscal 2006 and the first three quarters of fiscal 2007.

The Company also incurred higher expenses for occupancy and equipment and professional fees during the three month period ended March 31, 2007 compared to the same period in 2006. These were the result of the opening of the new branch and new loan production office, costs related to system upgrades, including the branch capture and electronic settlement upgrade discussed earlier, and accounting and consulting expenses incurred during the third quarter of fiscal 2007. The accounting and consulting expenses were, in part, for outside services were related to internal audit and the MOU.

Income tax expense. State income tax expense and income tax benefits were recorded based on the taxable income or loss of each of the companies. Federal income taxes are calculated based on the combined income of the consolidated group. Pre-tax net income is reduced by non-taxable income items and increased by non-deductible expense items.

Results of Operations for the Nine Months Ended March 31, 2007 Compared to the Nine Months Ended March 31, 2006

General. Earnings for the nine month period ended March 31, 2007 were $265,000, or $0.17 per diluted share, compared to net income of $394,000, or $0.25 per diluted share for the same period last year. Earnings for the nine-month period were reduced by a decrease in net interest income and an increase in non-interest expense, which were partially offset by an increase in non-interest income, which included a gain on the sale of securities available-for-sale, and a decrease in the provision for loan losses.

Net interest income. The Company's net interest income for the nine month period ended March 31, 2007 totaled $4.7 million compared to $5.3 million for the same period in 2006. The decrease in net interest income is primarily the result of an increase in the cost of funds for of the 2007 period compared to the same period in 2006.

Interest income. Interest income for the nine months ended March 31, 2007 increased $411,000, or 4.3%, to $10.1 million compared to $9.7 million for the same period in 2006. Interest income from loans increased $185,000 to $8.1 million for the nine months ended March 31, 2007 from $7.9 million for the same period in 2006. This was attributable to an increase in the yield on loans to 7.15% for the nine months ended March 31, 2007 from 6.98% during the same period in 2006, which was partially offset by a decrease in average loans to $150.5 million during the 2007 period from $151.2 million during the 2006 period The decrease in average loans was the result of a decrease in lending volume during the three months ended September 30, 2006, which reflected a trend noted during the year ended June 30, 2006, and which was reversed during the six months ended March 31, 2007. The increase in yield was the result of an upward trend in market interest rates between these periods.

Interest income from investment securities and other interest-earning assets for the nine months ended March 31, 2007 increased $226,000 to $2.0 million from $1.8 million for the same period in 2006. The increase was the result of an increase in the yield to 5.92% from 3.48% between periods, which was partially offset by a decrease in the average balance of these assets to $45.1 million during the nine months ended March 31, 2007 from $66.9 million during the comparable period in 2006.

Interest expense. Interest expense for the nine months ended March 31, 2007 increased $954,000, 21.7%, to $5.3 million from $4.4 million for the same period in 2006. Interest expense on deposits increased $1.1 million to $4.3 million in the nine months ended March 31, 2007 from $3.2 million in the same period in 2006. The increase resulted from an increase in the average cost of deposits to 3.17% in the 2007 period from 2.31% in the 2006 period which was partially offset by a decrease in the average deposit balances of $3.5 million to $180.6 million in the 2007 period from $184.1 million in the 2006 period. Interest expense on other interest-bearing liabilities decreased $150,000 to $1.0 million in the nine months ended March 31, 2007 from $1.2 million in the comparable period in 2006.

Net interest margin. Net interest margin decreased to 3.22% for the nine months ended March 31, 2007 from 3.24% for the nine months ended March 31, 2006. Income from interest-earning assets increased by $411,000, or 4.3%, and expense on interest-bearing liabilities increased by $954,000, or 21.7%, from the 2006 period to the 2007 period.

Provision for loan loss. During the nine month period ended March 31, 2007, the Company recorded a loan loss provision of $280,000, compared to a provision of $914,000 during the same period in 2006. See "Non-performing Assets and Allowance for Loan Losses" herein.

Non-interest income. Non-interest income for the nine months ended March 31, 2007 totaled $1.9 million compared to $1.5 million for the same period of 2006. The increase during the nine month period was the result of a positive change in gain on the sale of assets of $410,000, including a $177,000 gain on the sale of securities available-for-sale, and a $2,000 increase in other non-interest income, which were partially offset by decreases of $22,000 and $20,000 in service charges and income from bank owned life insurance, respectively.

Non-interest expense. For the nine months ended March 31, 2007, non-interest expense totaled $6.1 million, compared to $5.6 million for the same period in the prior year. For the first nine months of fiscal 2007, compensation expense totaled $3.2 million, which reflected an increase of $199,000 compared to the same period in fiscal 2006. The increase was primarily the result of staff additions for the new branch office in Springfield, Missouri which opened in July 2006 and for the loan production office which opened in March 2007. These increases were partially offset by staffing changes during the last half of fiscal 2006 and the first three quarters of fiscal 2007.

The Company also incurred higher expenses for occupancy and equipment and professional fees during the nine months ended March 31, 2007 compared to the same period in 2006. These were the result of the opening of the new branch office and new loan production office, costs related to system upgrades, including the branch capture and electronic settlement upgrade discussed earlier, accounting and consulting expenses incurred during the second and third fiscal quarters of 2007. The accounting and consulting expenses were, in part, for outside services required as the result of the Company and Bank being without a Chief Financial Officer for approximately two months and for services related to internal audit and the MOU.

Income tax expense. State income tax expense and income tax benefits were recorded based on the taxable income or loss of each of the companies. Federal income taxes are calculated based on the combined income of the consolidated group. Pre-tax net income is reduced by non-taxable income items and increased by non-deductible expense items.


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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 2007, the Company had commitments to originate loans and fund unused lines of credit totaling $5.4 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Home Savings Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth First Home Savings Bank's actual capital and required capital amounts and ratios at March 31, 2007 which, at that date, exceeded the minimum capital adequacy requirements.

                                                                Minimum
                                                           Requirement To Be
                                             Minimum        Well Capitalized
                                         Requirement For     Under Prompt
                                         Capital Adequacy  Corrective Action
                             Actual         Purposes          Provisions
                             ------         --------          ----------
At March 31, 2007       Amount   Ratio   Amount    Ratio    Amount    Ratio
-----------------       ------   -----   ------    -----    ------    -----
(Dollars in thousands)

  Tangible Capital (to
   adjusted total
   assets)             $23,143    9.71%  $3,576    1.50%         -        -

  Tier 1 (Core)
   Capital (to adjusted
   total assets)        23,143    9.71    9,536    4.00    $11,920     5.00%
  Total Risk Based
   Capital (to risk
   weighted assets)     24,972   16.83   11,867    8.00     14,834    10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At March 31, 2007, First Home Savings Bank exceeded minimum requirements for the well-capitalized category.


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

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined
in Rules 13a   15(e) and 15d   15(e) of the Securities Exchange Act of 1934
(Exchange Act) as of the end of the period covered by the report.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended September 30, 2006, the Company remediated the material weakness reported as of June 30, 2006 in which the Company did not identify or record certain transactions related to the other than temporary impairment of certain equity securities. To remediate the material weakness in the Company's internal control over financial reporting, the Company has implemented controls to quantify and record the impairment of the debt and equity securities and evaluate the near term prospects of the issuer in relation to the severity, duration and materiality of the unrealized losses. During the nine month period ended March 31, 2007, no other changes have occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds
                 ----------------------------------------------------------

     The following table summarizes the stock repurchase program information for the three months ended March 31, 2007:

                                            Total Number
                                              of Shares      Maximum Number
                                              Purchased        of Shares
                 Total Number   Average       As part of      that may yet
                  of Shares    Price Paid      Publicly       be purchased
Period            Purchased    per Share     Announced Plan  Under the Plan(1)
------------------------------------------------------------------------------

January 1-31,
2007                  -            -              -              69,618
February 1-28,
2007                  -            -              -              69,618
March 1-31,
2007                  400          $16.65         400            69,218

     (1) The Company completed ten separate stock repurchase programs between March 9, 1994 and May 28, 2004. On May 28, 2004, an eleventh repurchase program of 164,336 shares was initiated. The Board of Directors terminated the eleventh repurchase program on April 27, 2007. A total of 95,618 shares were purchased under the plan.

     Item 3.  Defaults Upon Senior Securities - None
              -------------------------------

     Item 4.  Submission of Matters to a Vote of Security Holders - None
              ---------------------------------------------------

     Item 5.  Other Information - None
              -----------------

     Item 6.  Exhibits
              --------

     (a)  Exhibits:
          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRST BANCSHARES, INC.



Date:  May 10, 2007                    By: /s/ Daniel P. Katzfey
       ------------                        ----------------------------
                                           Daniel P. Katzfey, President,
                                            and Chief Executive Officer



Date:  May 10, 2007                    By: /s/ Ronald J. Walters
       ------------                        ----------------------------
                                           Ronald J. Walters, Senior Vice
                                           President, Treasurer and Chief
                                            Financial Officer

                                 EXHIBIT INDEX

Exhibit No.  Description of Exhibit
-----------  ----------------------

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


Date:  May 10, 2007                  /s/ Daniel P. Katzfey
       ------------                  ----------------------------
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



Date: May 9,  2007                 /s/ Ronald J. Walters
      ------------                 -----------------------------
                                   Chief Financial Officer

                                                             Exhibit 32.1

  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18USC SECTION 1350
     AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the accompanying Quarterly Report on Form 10-QSB of First Bancshares, Inc. (the "Company") for the quarterly period ended March 31, 2007 (the "Report"), I, Daniel P. Katzfey, Chief Executive Officer of the Company, hereby certify, pursuant to 18 USC Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


May 10, 2007                            By:  /s/ Daniel P. Katzfey
------------                                 --------------------------
                                             Name:  Daniel P. Katzfey
                                             Chief Executive Officer

                                                              Exhibit 32.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18USC SECTION 1350 AS
     ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-QSB of First Bancshares, Inc. (the "Company") for the quarterly period ended March 31, 2007 (the "Report"), I, Ronald J. Walters, Chief Financial Officer of the Company, hereby certify, pursuant to 18 USC Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

May 10, 2007                 by:   /s/ Ronald J. Walters
                                   ------------------------
                                   Name:  Ronald J. Walters
                                   Chief Financial Officer