Form 10KSB
period 2007-06-30
FIRST BANCSHARES INC /MO/
filed 2007-09-28
CIK 912967

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the fiscal year ended June 30, 2007 OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
                        Commission File Number: 0-22842

                             FIRST BANCSHARES, INC.
                             ----------------------
            (Name of small business issuer as specified in its charter)

                  Missouri                              43-1654695
            -------------------                     -----------------
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)

             142 E. First Street
          Mountain Grove, Missouri                         65711
         --------------------------                        -----
     (Address of principal executive offices)            (Zip Code)

                 Issuer's telephone number:  (417) 926-5151

        Securities registered pursuant to Section 12(b) of the Act:

  Common Stock, par value $0.01 per share        The Nasdaq Stock Market LLC
  ---------------------------------------        ---------------------------
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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)    Yes      No  x
                                                 -----   -----

     The issuer's revenues for the fiscal year ended June 30, 2007 were $16.0 million.

     As of September 24, 2007, registrant had outstanding 1,550,815 shares of common stock. The registrant's common stock is listed on the Nasdaq Global Market of The Nasdaq Stock Market LLC under the symbol "FBSI." The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on The Nasdaq Stock Market LLC on December 31, 2006, was $23.7 million. For purposes of this calculation, officers and directors of the registrant and the Employee Stock Ownership Plan are considered affiliates of the registrant.
The exclusion of the value of the shares owned by these individuals shall not be deemed an admission by the issuer that such person is an affiliates of the issuer.

                    DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2007. (Parts I and II)

     2. Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders. (Part III)

    Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                                 ----   ----

                  DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that may relate to First Bancshares, Inc ("Company" or "First Bancshares") expected future financial results, strategic plans or objectives. These statements are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company and the First Home Savings Bank ("Savings Bank" or "First Home"). Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Company undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: the credit risks of lending activities, including changes in the level and direction of loan delinquencies, other loans of concern, loan write-offs and changes in estimates of the adequacy of the allowance for loan losses; competitive pressures among depository institutions; interest rate movements and their impact on customer behavior and net interest margin; the impact of repricing and competitor pricing initiatives on loan and deposit products; the ability to adapt successfully to technological changes to meet customers' needs and development in the marketplace; our ability to access cost-effective funding; changes in financial markets; changes in economic conditions in general and particularly as related to our market areas; new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; the outcome of litigation; limitations on our future business activities resulting from the Memorandum of Understanding between the Savings Bank and the Office of Thrift Supervision entered into on December 1, 2006; changes in accounting principles, policies or guidelines; the economic impact of any terrorist actions on our loan originations and loan repayments; and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

                                    PART I

Item 1.  Description of Business
--------------------------------

General

     First Bancshares a Missouri corporation, was incorporated on September 30, 1993 for the purpose of becoming the holding company for First Home upon the Savings Bank's conversion from a state-chartered mutual to a state-chartered stock savings and loan association ("Conversion"). The Conversion was completed on December 22, 1993. At June 30, 2007, the Company had consolidated total assets of $241.3 million, total deposits of $190.1 million and stockholders' equity of $26.5 million. The Company is not engaged in any significant activity other than holding the stock of First Home. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to operations of the Savings Bank. The Company's common shares trade on The Nasdaq Stock Market LLC under the symbol "FBSI."

     The Savings Bank is a Missouri-chartered, federally insured stock savings and loan association organized in 1911. The Savings Bank conducts its business from its home office in Mountain Grove and ten full service branch facilities in Marshfield, Ava, Gainesville, Sparta, Theodosia, Crane, Galena, Kissee Mills, Rockaway Beach and Springfield, Missouri. The full service branch in Springfield, Missouri opened in July 2006. In addition, in March 2007 the Savings Bank opened a loan origination office in Springfield, Missouri for the purpose of originating primarily loans on single-family residences for sale into the secondary market. The deposits of the Savings Bank are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). As a Missouri-chartered savings and loan association, First Home derives its authority from, and is governed by, the provisions of the Missouri Savings and Loan Law ("Missouri Law") and regulations of the Missouri Division of Finance ("Division") and the Office of Thrift Supervision ("OTS"). See "-Regulation and Supervision" below.

     The Savings Bank provides its customers with a full array of community banking services. The Savings Bank is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with other funding sources, to invest in residential mortgage loans, commercial real estate loans, land loans, second mortgage loans, consumer loans and, to a lesser extent, commercial business loans, for its loan portfolio. As noted above, the Savings Bank also originates residential mortgage loans for sale into the secondary market. Excess funds are typically invested in securities and other assets. At June 30, 2007, the Savings Bank's net loans were $159.0 million, or 65.9% of consolidated total assets, including $86.5 million, or 53.6% of total loans, for residential mortgage, $40.3 million or 25.0% of total loans for commercial real estate, $9.1 million or 5.6% of total loans for land loans, $4.8 million, or 3.0% of total loans, for second mortgage loans and $20.7 million of consumer and commercial business loans, or 12.8% of total loans. Of loans maturing after June 30, 2008, adjustable rate mortgage ("ARM") loans account for approximately 70.35% of loans secured by real estate and 62.30% of the total loan portfolio. See "-- Lending Activities" below.

Corporate Developments and Overview

     During the quarter ended December 31, 2006, the Savings Bank entered into a memorandum of understanding ("MOU") with the Office of Thrift Supervision (the "OTS"). The MOU resulted from issues noted during the examination of the Savings Bank conducted by the OTS, the report on which was dated in July 2006, and included deficiencies in lending policies and procedures, recent operating losses, and the need to revise both the business plan and the budget to enhance profitability. The corrective actions required to be taken by the Savings Bank under the MOU include, among others: (1) developing procedures concerning ongoing credit administration and monitoring; (2) continuing to identify, track and correct credit and collateral documentation exceptions and loan policy exceptions; (3) preparing and submitting to the Savings Bank's Board of Directors an accurate and complete loan-to-one borrower report; (4) preparing and updating, where appropriate, a workout plan for each classified asset over $250,000; (5) adopting a revised loan loss allowance policy; (6) amending the Savings Bank's appraisal policy to require written review of all appraisals prior to final loan approval; (7) adopting a revised loan policy that provides for underwriting guidelines, loan documentation, and credit administration procedures for unsecured loans;
(8)either request the consent of the FDIC for the Savings Bank's subsidiary, FYBAR Service Corporation, to hold real estate for investment or approve a plan for divestiture of such investment by June 30, 2007; (9) implementing corrective actions with respect to the previously conducted independent information technology audit; and (10) preparing, adopting and submitting to the OTS a comprehensive three year business plan and budget. During July 2007, the OTS performed an on-site review of the progress made on the resolving the issues discussed in the MOU. The Company believes that, except for the development of the three-year business plan, for which an extension to October 31, 2007 was granted by the OTS, the Savings Bank has satisfactorily addressed all of the issues raised by the MOU. For a discussion of some of the risks faced by the Company relating to the MOU, see " Risk Factors" below.

     During the first half of fiscal 2007, there were several changes in composition of senior management of both the Company and the Savings Bank. In November 2006, Ronald J. Walters was named Chief Financial Officer of both the Company and the Savings Bank, replacing the former Chief Financial Officer who departed in September 2006. In December 2006, James W. Duncan resigned as President and Chief Executive Officer of both the Company and the Savings Bank. Daniel P. Katzfey, Executive Vice President and Chief Lending Officer, was named Interim President and CEO. On January 19, 2007, Mr. Katzfey became President and Chief Executive Officer of both the Company and the Savings Bank. The Boards of Directors of the Company and the Savings Bank were expanded in connection with the addition of D. Mitch Ashlock and the appointment of an advisory director. During the quarter ended March 31, 2007, Mr. Duncan resigned as a director of both the Company and the Savings Bank, and Mr. Katzfey was appointed to both boards.

     As the result of the senior management changes and the MOU, and other changes in products, operations and procedures, the Savings Bank needed to fill several positions, including Chief Lending Officer, credit analyst and controller. In March 2007, Dale W. Keenan was named Executive Vice President and Senior Loan Officer of the Savings Bank, and John K. Francka was named Senior Vice President-Chief Credit Officer of the Savings Bank. Both Messrs. Keenan and Francka have extensive experience in lending and management. In addition, Jeffrey Palmer was named Controller of the Savings Bank.

     During the quarter ended March 31, 2007, the Savings Bank obtained permission from the State of Missouri to open a loan production office in Springfield, Missouri. This office, which was established primarily to originate single family mortgage loans for sale to the secondary market, complements the full-service branch office opened in Springfield in July 2006. The Savings Bank has added two originators, two loan processors and an individual whose responsibility is packaging the loans for delivery to and tracking receipt of funding from the companies on whose behalf the loans were made. All loan production office personnel have extensive experience in the origination of single-family mortgage loans for sale in the secondary market. Since the loans involved are originated on behalf of other parties, the servicing rights belong to the other parties as well, unless the terms of the sale provide for the retention of servicing rights by the Savings Bank. In its loan sale activity to date, the Savings Bank has not retained servicing rights.

     The Savings Bank has continued to seek opportunities to reduce its non-interest expense and improve customer service through the utilization of technology. At the beginning of fiscal year 2007, the Savings Bank went from manual posting of all customer transactions to branch capture with electronic settlement with the Federal Reserve. This eliminated courier expenses to route checks and other items from the branches to the Mountain Grove office, and to the Federal Reserve. In addition, the Savings Bank also utilized imaging features of branch capture, along with auto-mail technology, to internally generate customer statements. Third party processing costs and related courier expenses were eliminated, postage expense decreased, and statement delivery time to customers decreased from approximately three weeks to three days.

     During the quarter ended March 31, 2007, the Savings Bank began to extend this technology to business customers with high volumes of check deposits, allowing for remote image capture with equipment located at the customer facilities. In addition, remote image capture provides a powerful marketing tool when calling on prospective customers.

Risk Factors

     As is the case with all investments in stock, an investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. Additional risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial may also exist and could materially and adversely affect the Company's business, financial condition and results of operations. This report is qualified in its entirety by these risk factors.

     If any of the circumstances described in the following risk factors actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

     We are subject to the restrictions and conditions of a Memorandum of Understanding with, and other commitments we have made to, the Office of Thrift Supervision. Failure to comply with the Memorandum of Understanding could result in additional enforcement action against us, including the imposition of monetary penalties.

     As discussed above under "Corporate Developments and Overview," we entered into a Memorandum of Understanding with the Office of Thrift Supervision on December 1, 2006, which requires us to, among other things, take certain actions with respect to deficiencies in lending policies and procedures and recent operating losses, and to revise both our three-year business plan and budget to enhance profitability. While we believe we are currently in compliance with the terms of the Memorandum of Understanding, if we fail to comply with these terms, the Office of Thrift Supervision could take additional enforcement action against us, including the imposition of monetary penalties or the issuance of a cease and desist order requiring further corrective action. We have incurred significant additional regulatory compliance expense in connection with the Memorandum of Understanding, and although we do not expect it, it is possible regulatory compliance expenses related to the Memorandum of Understanding and our other commitments could have a material adverse impact on us in the future. As required by the Memorandum of Understanding, we are currently developing a revised three-year business plan and budget which we must submit to the Office of Thrift Supervision by October 31, 2007 for its approval. It is possible that the Office of Thrift Supervision will not approve our proposed business plan and budget, or require modifications that limit our business activities and growth potential. In addition, the Office of Thrift Supervision must approve any material deviation from our approved business plan, which could further limit our ability to make changes to our business activities.

     We have had losses and low earnings in recent years.

     Our net income has decreased in recent years. Net income was $272,000, $1.3 million, $2.3 million and $2.2 million for the fiscal years ended June 30, 2007, 2005, 2004 and 2003, respectively. We had a net loss of $173,000 for the fiscal year ended June 30, 2006. Our return on average assets was 0.09%, 0.51%, 0.87% and 0.85 for the fiscal years ended June 30, 2007, 2005, 2004 and

2003 and our return on average equity was 0.77%, 4.60%, 8.49% and 8.68% for the same years. Our returns on average assets and average equity were negative for the fiscal year ended June 30, 2006, as we incurred a net loss for that year. We face significant challenges that will hinder our ability to improve our earnings significantly. These challenges include the fact that we currently operate under a Memorandum of Understanding with the Office of Thrift Supervision (discussed above) and have a significant amount of problem loans (discussed below), and we have a low interest rate spread. Our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest rate spread, declined from 3.31% for the year ended June 30, 2005 to 2.96% for the year ended June 30, 2006 to 2.71% for the year ended June 30, 2007. While we have identified various strategic initiatives we will pursue in our efforts to overcome these challenges and improve earnings, our strategic initiatives might not succeed in increasing our net income.

     We have had a significant amount of problem loans and losses related to these loans.

     Since 1999, we have focused our efforts on increasing our commercial business loan and commercial real estate loan portfolios. However, as a result, we recognized substantial losses in the fiscal years ended June 30, 2006 and 2005. Our ratio of non-performing assets to total assets increased from .59% at June 30, 2006 to 1.47% at June 30, 2007, and our total non-accruing loans increased from $841,000 at June 30, 2006 to $2.9 million at June 30, 2007. These increases are due in large part to five loans involving two borrowers. In one case, there are four loans totaling over $1.6 million where the borrower has filed for protection under the bankruptcy laws. While reorganization was the stated goal in bankruptcy, the situation evolved to the point where liquidation is the most probable outcome. The other loan, with a balance of $512,000 has already proceeded to liquidation. The allowance for loan losses was increased to cover the anticipated shortfall between the loan balances and the Small Business Administration guarantees and anticipated proceeds from liquidation of both the real estate and other collateral.

     At June 30, 2007 classified assets were $4.3 million, a decrease from $8.3 million at June 30, 2006. Notwithstanding this decrease, we identified an additional $4.8 million of loans at June 30, 2007 on our internal watch list including $2.9 million, $805,000, $1.03 million and $73,000 of commercial real estate, commercial business, one-to-four family and consumer loans, respectively. We identified these loans as higher risk loans and any further deterioration in their financial condition could increase our classified assets.

     We are highly dependent on key individuals, there has been significant turnover in our management team in the past five years and we are being led by a new management.

     We are highly dependent on the continued services of a limited number of our executive officers and key management personnel. The loss of services of any of these individuals could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals.

     During the past five years we have had four different Presidents and Chief Executive Officers. Our current President and Chief Executive Officer has only served in that position since December 2006 having joined the Savings Bank in September 2006. Our Chief Financial Officer has only been with the Savings Bank since November 2006 and most of the other key members of senior management have been with the Savings Bank for less than a year.

     While we believe we have in place qualified individuals to replace the individuals who have left the Savings Bank, the new individuals will need to develop a cohesive and unified management team. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and profitability.

     We recently suspended our regular cash dividend and might not be able to resume the payment of dividends.

     On March 1, 2007, in response to our recent operating performance, our board of directors decided to suspend our regular cash. We do not know if or when we will resume dividend payments. Whether we pay dividends in the future will depend on a number of factors, including capital requirements, our financial condition and results of operations, including our ability to generate sufficient earnings to warrant the payment of dividends, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, our ability to pay dividends may depend, in part, on our receipt of dividends from the Savings Bank because the Company has minimal income sources beyond the earnings from the Savings Bank.

     Our loan portfolio includes loans with a higher risk of loss.

     We originate residential mortgage loans (including second mortgage loans), construction loans, commercial mortgage and land loans, commercial business loans and consumer loans primarily within our market area.
Generally, the types of loans other than residential mortgage loans have a higher risk of loss than residential mortgage loans. We had $75.0 million or 47.16% of our total loan portfolio outstanding in these higher risk loans at June 30, 2007. We have had a significant increase in these types of loans since 1999, when we began to diversify the loan portfolio in order to mitigate other types of risk, such as interest-rate risk. While diversification into construction, commercial real estate and land, commercial business, and consumer loans may have reduced interest-rate risk due to the typically shorter terms and, in most cases, adjustable nature of their interest rates, they do expose a lender to greater credit risk than loans secured by residential real estate. The collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons and as discussed in detail under A-- Lending Activities:

     * Commercial Real Estate and Land Loans. Commercial real estate and land loans typically involve higher principal amounts than other types of loans. Repayment is dependent upon income being generated in amounts sufficient to cover borrowers' operating expenses, as well as, debt service. Loans on land under development or held for future use also pose additional risk because of a lack of income produced by the property and the potential illiquid nature of the security. The repayment of loans secured by farm properties is dependent upon the success of farming operations, which is contingent on many factors outside the control of either the borrowers or us. These factors include adverse weather conditions, fluctuating market prices of both final product and production costs, factors affecting the physical condition of livestock and government regulations.

     * Commercial Business Loans. Repayment of these loans is dependent upon the successful operation of the borrower's businesses.

     * Consumer Loans. Consumer loans (such as vehicle loans, mobile home loans and personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

     * Construction Loans. Construction lending involves the inherent difficulties of estimating the cost of the project and estimating a property's value at completion of the project. If the estimate of construction cost proves to be inaccurate, we may need to advance funds beyond the original loan amount in order to complete the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.

     A downturn in the local economy or a decline in real estate values could hurt our profits.

     Nearly all of our loans are secured by collateral or dependent for repayment on businesses located in our primary market area, consisting of Wright, Webster, Douglas, Christian, Ozark, Stone, Taney and Greene Counties in the State of Missouri. As a result, a downturn in the local economy could cause significant increases in non-performing loans, which would adversely affect our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would negatively affect our profits. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.

     Changes in interest rates may reduce our net interest income.

     Like other financial institutions, our operating results are largely dependent on our net interest income. Net interest income is the difference between interest earned on loans and investments and interest expense incurred on deposits and other borrowings. Our net interest income is impacted by changes in market rates of interest, changes in the shape of the yield curve, the interest rate sensitivity of our assets and liabilities, prepayments on our loans and investments and limits on increases in the rates of interest charged on our loans.

     Our interest earning assets and interest bearing liabilities may react in different degrees to changes in market interest rates. Interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types may lag behind. The result of these changes to rates may result in differing spreads on interest earning assets and interest bearing liabilities. While we take measures intended to manage the risks from changes in market interest rates, we cannot control or accurately predict changes in market rates of interest nor be sure our protective measures are adequate.

     There is strong competition in financial services including the market areas we serve.

     We compete in our market areas with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and throughout the county. Some of these competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide profitably. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon the Company's continued ability to successfully compete in its market areas. The greater resources and deposit and loan products offered by some of our competitors may limit the Company's ability to attract funds or increase its interest-earning assets. For additional information see "-- Competition.

     While management believes that our allowance for loan losses is sufficient to cover realized losses, our earnings could be adversely impacted should additional reserves be required.

     We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans, our loss experience and our delinquency experience, and evaluate economic conditions, nationally and in our market areas. If our assumptions prove to have been incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in the need for additions to our allowance. Material additions to the allowance would materially decrease our net income. Our allowance for loan losses was 1.67% of total loans and 76.08% of non-performing assets at June 30, 2007, however, at June 30, 2007 our allowance was only 58.91% of total classified loans.

     In addition, the bank regulators periodically review it, and the regulators may require us to increase our provision for loan losses or recognize further loan charge-offs. An increase in our allowance for loan losses or loan charge-offs as required by regulatory authorities could a material adverse effect on our financial condition and results of operations.

     We are subject to extensive government regulation and supervision.

     We are subject to extensive federal and state regulation and supervision, and, as discussed above, we currently operate under a memorandum of understanding with the Office of Thrift Supervision which places restrictions on our business activities. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.

     If we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits.

     In connection with the enactment of the Sarbanes-Oxley Act of 2002 and the implementation of the rules and regulations promulgated by the SEC, the Company must maintain disclosure controls and procedures and internal control over financial reporting. If the Company fails to identify and correct any significant deficiencies in the design or operating effectiveness of its disclosure controls and procedures or internal control over financial reporting or fails to prevent fraud, current and potential shareholders, and depositors could lose confidence in our internal controls and financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

     We determined that at June 30, 2006 our disclosure procedures and controls were not effective in regard to the identification of other than temporary impairment of two equity securities. More specifically, at June 30, 2006 we did not properly identify or record certain the other than temporary impairment of two equity securities. While we took remedial action at June 30, 2006 that we believe corrected this deficiency, no assurance can be made that similar or other deficiencies do not currently exist or will not exist in the future.

Market Area

     The Savings Bank is headquartered in the town of Mountain Grove, in Wright County, Missouri. Wright County has a population of approximately 17,000 and its economy is highly diversified, with an emphasis on the beef and dairy industries. Except for the branch office open in July of 2006 in Springfield, Missouri, the Savings Bank's market area is predominantly rural in nature. Its deposit taking and lending activities primarily encompass Wright, Webster, Douglas, Christian, Ozark, Stone, Taney and, since July 2006, Greene counties in Missouri. Significant companies in the rural areas include Hutchens Steel, Bore Flex, Inc., Copeland Corporation, Dairy Farmers of America and WoodPro Cabinetry. The Springfield market has a great many significant companies, including, Kraft Foods, Willow Brook Foods, Bass Pro Shops, O'Reilly Automotive, Positronic Industries, Lauren Cook Company and Paul Mueller Company. In addition, Missouri State University, St. John's Hospital and Cox Health Systems are major employers and contributors to the economic well-being of the Springfield, Missouri area. The Savings Bank also transacts a significant amount of business in Texas County, Missouri. The Savings Bank's market area, especially Ozark County because of its proximity to Norfolk and Bull Shoals lakes, has experienced a rather slow but steady growth from retirees. The Springfield market has shown robust growth and development over the past several years. Economic conditions in the Savings Bank's market areas, with the exception of a recent slight downturn in the housing market, have been relatively stable.

Selected Consolidated Financial Information

     This information is incorporated by reference to pages 3 and 4 of the 2007 Annual Report to Stockholders ("Annual Report") attached hereto as
Exhibit 13.

Average Balances, Yields Earned and Rates Paid

     This information is incorporated by reference to page 15 of the Annual Report attached hereto as Exhibit 13.

Yields Earned and Rates Paid

     This information is incorporated by reference to page 16 of the Annual Report attached hereto as Exhibit 13.

Rate/Volume Analysis

     This information is incorporated by reference to page 17 of the Annual Report attached hereto as Exhibit 13.

Lending Activities

     General. Historically, the principal lending activity of the Savings Bank has been the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing one-to-four family owner occupied homes within its primary market area. While the Savings Bank continues to actively seek originations of such loans, most of the fixed-rates loans of this type are currently originated for sale in the secondary market. In an attempt to diversify its lending portfolio, the Savings Bank also originates commercial real estate loans, land loans, consumer loans, such as mobile home loans, automobile loans and loans secured by savings accounts, and, to a lesser extent, commercial business loans. The ratios of residential and commercial real estate loans to total loans has shifted gradually in recent years as a result of both this diversification and the minimal number of fixed-rate one-to-four family loans originated for the portfolio. Additionally, the Savings Bank used the Small Business Administration's ("SBA") guaranteed programs between September 2000 and December 2005. As of June 30, 2007, 38 commercial business and commercial real estate loans with an aggregate balance of $7.3 million have SBA guarantees. The Savings Bank was not involved in SBA lending during the fiscal year ended June 30, 2007.

     In addition to loans within the Savings Bank's primary market area, the Savings Bank also has originated ten one-to-four family loans, ten commercial real estate loans and five loans of other types in Arkansas, California, Oregon, Illinois, Nebraska, Tennessee and six other states. The 25 loans had an aggregate balance of $5.3 million at June 30, 2007. These loans were performing according to their scheduled repayment terms at June 30, 2007.

     At June 30, 2007, the Savings Bank's net loans receivable totaled $159.0 million representing 65.9% of consolidated total assets. Historically, the Savings Bank has primarily originated ARM loan products. At June 30, 2007, ARM loans with a maturity date after June 30, 2008 accounted for $99 million or 62.30% of the total loan portfolio and 70.35% of loans secured by real estate. The Savings Bank focuses on serving the needs of its local community and strongly believes in a lending philosophy that emphasizes individual customer service and flexibility in meeting the needs of its customers. During the four years ended June 30, 2006, the Savings Bank experienced a significant decline in the amount of its one-to-four family loan portfolio. During the year ended June 30, 2007, the Savings Bank experienced growth in its one-to-four family loan portfolio, despite the fact that, since March 2007, most of these loans with fixed interest rates have been originated for other investors. Our loan officers have been directed to take a more pro-active approach in the generation of new business. While the origination of loans for others does not increase the Savings Bank's loan portfolio, it does provide the Savings Bank with the opportunity to generate fee income. In addition, the Savings Bank historically has retained some fixed-rate mortgage loans in its portfolio. The retained loans generally have a higher interest rate than those loans originated for other investors. Generally, fixed rate loans that are retained in the Savings Bank's portfolio will be small loans ($50,000 or less) where the value of the acreage is too great for the residence to qualify under the secondary market standard. Both of these are common occurrences in the Savings Bank's primary trade market in rural Missouri.

     Loan Portfolio Analysis. The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan as of the dates indicated. Construction loans are included in residential and commercial real estate loans depending on the type of security. At June 30, 2007, the Savings Bank had $11.0 million, or 6.89% of total loans, in interim construction loans in its portfolio of which $6.6 million were for residential construction, $233,000 were for multi-family construction and $4.2 million were for non-residential construction, as described below. At June 30, 2006, the Savings Bank had $5.1 million, or 3.42% of total loans, in interim construction loans in its portfolio. Because of the amount of its construction loans, and the fact that most of these loans are made with the intent to convert to permanent financing, the Savings Bank does not separately account for these types of loans.


                                                         At June 30,
                --------------------------------------------------------------------------------------------
                      2007               2006               2005              2004                2003
                ----------------   ----------------   ----------------   ----------------   ----------------
                Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                ------   -------   ------   -------   ------   -------   ------   -------   ------   -------
                                                   {Dollars in thousands}
Type of Loan:
 Residential  $ 86,530   53.57%  $ 82,519   55.59%  $ 89,220   54.36%   $ 95,339   56.21%  $103,751   57.64%
 Commercial
  real estate
  (1)           40,331   24.97     37,097   24.99     41,492   25.28      40,196   23.70     41,158   22.87
 Land            9,095    5.63      7,949    5.36      9,450    5.76       9,019    5.32      9,892    5.50
 Second
  Mortgage
  loans          4,828    2.99      3,659    2.47      4,161    2.54       3,882    2.29      4,679    2.60
              --------  ------   --------  ------   --------  ------    --------  ------   --------  ------
  Total
   mortgage
   loans       140,784   87.16    131,224   88.41    144,323   87.94     148,436   87.52    159,480   88.61
              --------  ------   --------  ------   --------  ------    --------  ------   --------  ------

Consumer Loans:
 Automobile
  loans          4,078    2.52      3,467    2.34      4,910    2.99       5,314    3.13      5,972    3.32
 Savings
  account
  loans          1,504    0.93      1,709    1.15      1,709    1.04       1,900    1.12      1,813    1.01
 Mobile home
  loans          3,589    2.22      2,438    1.64      2,139    1.30       1,970    1.16      1,742    0.97
 Other consumer  2,860    1.77      1,060    0.71        979    0.60       1,629    0.96      1,805    1.00
              --------  ------   --------  ------   --------  ------    --------  ------   --------  ------
  Total other
   loans        12,031    7.45      8,674    5.84      9,737    5.93      10,813    6.38     11,332    6.30
              --------  ------   --------  ------   --------  ------    --------  ------   --------  ------

Commercial
 business        8,700    5.39      8,532    5.75     10,057    6.13      10,350    6.10      9,172    5.10
              --------  ------   --------  ------   --------  ------    --------  ------   --------  ------

  Total loans  161,515  100.00%   148,430  100.00%   164,117  100.00%    169,599  100.00%   179,984  100.00%
                        ======             ======             ======              ======             ======
Add:
 Unamortized
  deferred
  loan costs,
  net of
  origination
  fees             171                184                201                 224                240
Less:
 Undisbursed
  loans in
  process            1              4,153              3,324               2,324              2,373
 Allowance for
  possible
  loan losses    2,692              2,474              2,851               1,240              1,144
              --------           --------           --------            --------           --------
Total loans
 receivable,
 net          $158,993           $141,987           $158,143            $166,259           $176,707
              ========           ========           ========            ========           ========

------------
(1) Includes multi-family residential loans


                                                        10

     One-to-Four Family Residential Loans. The Savings Bank originates residential mortgage loans to enable borrowers to purchase existing homes, to construct new one-to-four family homes or refinance existing debt on their homes. Management believes that the origination of one-to-four family residential mortgage loans has contributed positively to interest income. The increases in delinquencies and losses over the three years ended June 30, 2006 were primarily the result of lending activities other than one-to-four family residential mortgage lending. At June 30, 2007, $86.5 million, or 53.6% of the Savings Bank's gross loan portfolio, consisted of residential mortgage loans (almost all of which are non-indexed ARMs, with the principal amortizing over loan terms ranging from 10 to 30 years). Since 1973 until fiscal 2006, the Savings Bank had originated almost exclusively ARM loan products. Initially, ARM loans were indexed to the Savings Bank's cost of funds. In 1979, the Savings Bank discontinued the use of the indexed ARM loans and changed to its current policy of non-indexed ARMs, which generally allows, but does not require, the Savings Bank to adjust the interest rate once a year, up or down, not to exceed 1% per year. Loans of this nature originated after 1988 generally were limited to a 6% maximum increase over the life of the loan. During the current year, the Savings Bank began offering fixed rate one-to-four family residential mortgage lending in an effort to compete with products offered by other lenders. Most of these loans are originated for sale in the secondary market.

     The Savings Bank's lending policies generally limit the maximum loan-to-value ratio on one-to four family residential mortgage loans for portfolio to 100% of the lesser of the appraised value or purchase price of the underlying residential property. Loans exceeding 80% loan to value have a higher interest rate and loans exceeding 90% loan to value have private mortgage insurance, which reduces the loan-to-value ratio to 78%. Reducing the loan to value ratio of these loans limits the Savings Bank's exposure and allows these loans to qualify for sale in the secondary market. The Savings Bank requires title insurance, fire and casualty coverage and a flood zone determination on all residential mortgage loans originated or purchased. All of the Savings Bank's real estate loans contain "due on sale" clauses. In prior years, the Savings Bank's personnel prepared all property evaluations at no expense to the borrower unless the property is outside its normal lending territory or the loan exceeds $250,000, in which event, independent appraisers are utilized. During fiscal 2006, the Savings Bank changed its practice and now obtains independent appraisals on all residential mortgage loans, as well as, all non-residential mortgage loans.

     At June 30, 2007, the Savings Bank had $6.6 million in residential construction loans in its portfolio with maximum loan to value ratios of 85% based upon the estimated value upon completion. Typically, the Savings Bank limits its construction lending to individuals who are building their primary residences. Generally, loan proceeds are disbursed as construction progresses, based on invoices presented and inspections made. Construction financing generally is considered to involve a higher degree of risk, and possibly loss, than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the estimated cost of construction and the accuracy of the initial estimate of the property's value at completion of construction or development. During the construction phase, a number of factors could result in delays and cost overruns. The Savings Bank has sought to minimize this risk by primarily limiting construction lending to qualified borrowers in the Savings Bank's market area. At June 30, 2007, speculative construction loans amounted to $2.1 million, or 1.31% of the total loan portfolio and custom construction loans amounted to $4.5 million, or 2.85% of the total loan portfolio. The majority of these loans are converted into permanent residential real estate loans. During construction, these loans typically require monthly interest-only payments. Once construction is completed, these loans convert to monthly principal and interest based on amortization schedules for conventional residential or commercial buildings.

     Second Mortgage Loans. The Savings Bank offers fixed and adjustable rate second mortgage loans that are usually made on the security of the borrower's residence. Loans normally do not exceed 80% of the appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 10 years requiring monthly payments of principal and interest. At June 30, 2007, second mortgage loans amounted to $4.8 million, or 3.0% of total loans of the Savings Bank.

     During the year ended June 30, 2007, the Savings Bank began offering Home Equity Lines of Credit. Home Equity Lines of Credit have terms of up to ten years and carry an interest rate of prime with a monthly adjustment for those loans that, combined with the first mortgage, result in a loan-to-value ratio of no more than 90%, or a rate of prime plus 1.0% with a monthly adjustment for those loans that, combined with the first mortgage, result in a loan-to-value ratio of greater than 90%. These loans are included with either residential loans, if they have a first lien position, or second mortgages in the various schedules that are part of this report. As June 30, 2007, home equity lines of credit totaled $1.2 million, of which $212,000 was included in the residential loan totals and $1.0 million was included with the second mortgage total.

     Land and Commercial Real Estate Loans. The Savings Bank had loans outstanding secured by land and commercial real estate of $49.4 million, or 30.6% of the Savings Bank's gross loan portfolio, at June 30, 2007. The commercial real estate loans originated by the Savings Bank amounted to $40.3 million, or 25.0% of the total loan portfolio, and are primarily located in the Savings Bank's market area. The average size of these loans is $168,000. These loans typically are made with a fixed rate for one to five years and then adjust at least annually, thereafter, based on prime rate or the Constant Maturity Treasury Index ("CMT"). The Savings Bank's commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type. The Savings Bank's largest commercial real estate loan at June 30, 2007 was a $2.4 million loan. The loan is for a term of three years and is collateralized by an office building and parking lots located in Springfield, Missouri. At June 30, 2007, the loan was performing according to its repayment terms.

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

     At June 30, 2007, the Savings Bank had three loans secured by multi-family residential real estate, totaling approximately $471,000, or .29% of the Savings Bank's gross loan portfolio. At June 30, 2007, all of these loans were performing in accordance with their repayment terms. Multi-family real estate loans are generally originated at 80% of the appraised value of the property or selling price, whichever is less, and carry interest rates that are fixed for 1-5 years and then adjust annually based on the CMT with the principal amortized over 15 to 30 years. Loans secured by multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential loans. In addition, multi-family real estate loans carry risks similar to those associated with commercial real estate lending.

     Land loans amounted to $9.1 million, or 5.6% of the gross loan portfolio at June 30, 2007 and are secured primarily by property located in the Savings Bank's primary market area. The Savings Bank's land loans generally are secured by farm land used in beef or dairy operations. Loans secured by farm properties are of particular concern since repayment is dependent upon the successful operation of the farming operations, which is greatly contingent on various factors outside the control of either the borrower or the Savings Bank. These factors include adverse weather conditions, fluctuating market prices of both final product and production costs, factors affecting the physical condition of livestock and government regulations.

     Consumer. The Savings Bank's consumer loans consist of automobile loans, recreational vehicles, mobile home loans, savings account loans, and various other consumer loans. At June 30, 2007, the Savings Bank's consumer loans totaled $12.0 million, or 7.44% of the Savings Bank's total loan portfolio. Subject to market conditions, management expects to continue to market and originate consumer loans as part of its strategy to provide a wide range of personal financial services to its depository customer base and as a means to enhance the interest rate sensitivity of the Savings Bank's interest-earning assets and its interest rate spread.

     At June 30, 2007, the Savings Bank's loan portfolio secured by automobiles amounted to $4.1 million, or 2.5% of total loans. These loans are originated directly with the borrower with a maximum term of 60 months. The Savings Bank may lend up to 100% of the purchase price of a new automobile or up to the National Automobile Dealers Association published loan value for a used vehicle. The Savings Bank requires all borrowers to maintain automobile insurance, including collision, fire and theft insurance, with the Savings Bank listed as loss payee.

     Loans secured by mobile homes at June 30, 2007 were $3.6 million, or 2.2% of total loans. These loans are generally considered to involve relatively higher credit risk as compared with conventional one-to-four family residential mortgage loans because of the typically lower income level and net worth of the borrower, and the greater likelihood of damage, loss or depreciation of the mobile home. The age, size and overall condition of the mobile home are additional factors in the mobile home loan underwriting consideration process.

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

     Consumer loans are considered a greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, mobile homes, boats and recreational vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Consumer loans may also give rise to claims and defenses by a borrower against an assignee of such loans such as the Savings Bank, and a borrower may be able to assert against the assignee claims and defenses that it has against the seller of the underlying collateral. The largest balance of consumer loans are loans for automobiles, boats , recreational vehicles, mobile homes and small unsecured loans. At June 30, 2007, none of the Savings Bank's consumer loan portfolio was 90 days or more past due. However, two loans totaling approximately $6,000 were on non-accrual status at June 30, 2007.

     Commercial Business Loans. Commercial business loans consist of loans to businesses with no real estate as security, such as business equipment loans, farm equipment loans and cattle loans. As of June 30, 2007, these loans totaled $8.7 million, or 5.39% of the Savings Bank's total loan portfolio. The Savings Bank has, during the past several years, had a number of commercial business loans that become problem loans. See "-- Non-Performing Assets and Delinquencies" and "-- Reserve for Loan Losses" for data on loans originated by the Savings Bank.

     At June 30, 2007, the average size of a loan in the commercial business category was $37,000. These loans are typically structured with maturities of five years or less and have variable interest rates based on the prime rate. The largest commercial loan at June 30, 2007 was a line of credit loan to an area family-owned automobile dealership. At June 30, 2007 the balance of this loan was $377,000 and it was classified as a watch credit ( see "Asset Classification")at that date because, while the all payments had been made according to terms, other borrower obligations under the loan agreement had not been met.

     Commercial business loans may involve greater risk than real estate lending. Because payments on commercial business loans are often dependent on successful operation of the business involved, repayment of such loans may be subject to adverse conditions in the economy and other negative circumstances affecting the business. In recognition of this risk, the Savings Bank attempts to make loans secured by adequate collateral to provide the majority of repayment of the principal balance in the event that business operations are not successful. However, collateral for these types of loans may quickly decline in market value through normal usage and changes in technology, and may fluctuate in value based on the success of the business. In addition, the Savings Bank limits this type of lending to its market area and to borrowers with which it has prior experience or who are otherwise well known to the Savings Bank. The Savings Bank generally requires personal guarantees for commercial business loans.

     Non-performing commercial business loans increased significantly between June 30, 2006 and June 30, 2007. This is reflective of the underwriting and credit analysis weaknesses that existed at the time the loans were originated. During fiscal 2007, as required by the Savings Bank's MOU with the OTS, substantial improvements were made in the underwriting, credit analysis, monitoring and follow-up on commercial business loans. No assurance can be given, however, that non-performing business loans will not increase in future periods, whether originated before or after these procedural improvements.

Loan Maturity and Repricing

     The following table sets forth scheduled contractual amortization of loans at June 30, 2007 and the dollar amount of such loans at that date which are scheduled to mature after one year and have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                     After
                                           After     Three
                                          One Year   Years
                                          Through   Through   After
                                 Within    Three     Five     Five
                                One Year   Years     Years    Years    Total
                                --------  -------   ------  --------  --------
                                          (Dollars in thousands)
Mortgage Loans
  Residential Mortgage           $ 9,812  $ 1,734   $1,280  $ 73,704  $ 86,530
  Commercial Real Estate           4,189    6,863      902    28,377    40,331
  Land                             1,145      219      394     7,337     9,095
  Second Mortgage                  1,125      339      221     3,143     4,828
                                 -------  -------   ------  --------  --------
  Total Mortgage Loans            16,271    9,155    2,797   112,561   140,784
                                 -------  -------   ------  --------  --------

Consumer Loans
  Automobile                         354    1,854    1,709       161     4,078
  Savings Account                  1,332      133       25        14     1,504
  Mobile Home                        114       96      133     3,246     3,589
  Other                              765    1,947      108        40     2,860
                                 -------  -------   ------  --------  --------
  Total Consumer Loans             2,565    4,030    1,975     3,461    12,031
                                 -------  -------   ------  --------  --------

Commercial Business Loans          4,031      768    1,631     2,270     8,700
                                 -------  -------   ------  --------  --------

Total Loans                      $22,867  $13,953   $6,403  $118,292  $161,515
                                 =======  =======   ======  ========  ========


                                         Amount due after 1 year
                                  -------------------------------------
                                  Fixed Rate   Adjustable Rate    Total
                                  ----------   ---------------    -----
                                          (Dollars in thousands)
Mortgage Loans
  Residential Mortgage              17,216         59,502         76,718
  Commercial Real Estate             7,615         28,527         36,142
  Land                                 228          7,722          7,950
  Second Mortgage                      406          3,297          3,703
                                    ------        -------        -------
  Total Mortgage Loans              25,465         99,048        124,513
                                    ------        -------        -------

Consumer Loans
  Automobile                         3,724              -          3,724
  Savings Account                      143             29            172
  Mobile Home                          366          3,109          3,475
  Other                                107          1,988          2,095
                                    ------        -------        -------
  Total Consumer Loans               4,340          5,126          9,466
                                    ------        -------        -------

Commercial Business Loans            3,117          1,552          4,669
                                    ------        -------        -------

Total Loans                         32,922        105,726        138,648
                                    ======        =======        =======

     Loan Solicitation and Processing. The Savings Bank's main source of loans is from contact and relationships with real estate agents, referrals
from customers, and to a lesser extent walk-in applicants.   Once a loan
application is received, a credit report, along with verification of income, is obtained. An appraisal of the proposed collateral is then ordered. Real estate appraisals are completed by independent appraisers on all one-to four family loans originated after March 2006 and on all other real estate secured loans. The application is then reviewed by the loan officer and action is taken or loan write-up is presented to the Savings Bank's loan committee if the amount is greater than the loan officer's lending authority.

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

     Loan Originations, Purchases and Sales. During the fiscal year ended June 30, 2007 the Savings Bank opened a loan origination office in Springfield, Missouri. This office primarily originates fixed-rate, single-family loans for sale in the secondary market, as well as, to a lesser extent, [fixed and adjustable rate] single family loans for the Savings Bank's portfolio.

     The following table shows total mortgage loans originated sold and repaid during the periods indicated. No loans were purchased during the periods indicated.

                                                      Year Ended June 30,
                                                     --------------------
                                                       2007        2006
                                                     --------    --------
                                                        (In thousands)

Total gross loans at beginning of year               $148,430    $164,117
Loans originated:
  Secondary market loans                                8,900           -
  One-to-four family loans                             32,176      27,839
  Multi-family residential and commercial
   real estate                                         24,052       7,715
  Land                                                  2,275       2,612
                                                     --------    --------
     Total mortgage loans originated                   67,403      38,166
                                                     --------    --------

Other loans:
  Automobile loans                                      4,005       2,686
  Deposit account loans                                 1,085       1,399
  Mobile home loans                                       203       1,038
  Other consumer loans                                  2,640         815
                                                     --------    --------
     Total other loans originated                       7,933       5,938
                                                     --------    --------

Commercial business loans                               6,316       3,743
                                                     --------    --------

Loans sold:
  Secondary market loans                                7,097           -
                                                     --------    --------
                                                        7,097           -
                                                     --------    --------

Loans principal repayments                             60,564      61,008
                                                     --------    --------

Other decreases:
  Loans charged-off                                       373       2,203
  Loans transferred to real estate owned                  533         323
                                                     --------    --------
                                                          906       2,526
                                                     --------    --------
Total gross loans at end of year                     $161,515    $148,430
                                                     ========    ========

-----------
     Loan Commitments. The Savings Bank issues commitments for one-to-four family residential loans that are honored for up to 60 days from approval. If the commitment expires, it is generally renewed upon request without penalty or expense to the borrower at the current market rate. The Savings Bank had outstanding net loan commitments of $5.1 million at June 30, 2007. See Note 13 of the Notes to the Consolidated Financial Statements contained in the Annual Report to Shareholders filed as Exhibit 13 to this report.

     Non-Performing Assets and Delinquencies. The Savings Bank generally institutes collection procedures when a monthly payment is two to four weeks delinquent. A first notice is generally mailed to the borrower, or a phone call is made. If necessary, a second notice follows at the end of the next two week period. In most cases, delinquencies are cured promptly. However, if the Savings Bank is unable to make contact with the borrower to obtain full payment, or, full payment is not possible, and the Savings Bank cannot work out a repayment schedule, a notice to commence foreclosure may be mailed to the borrower. The Savings Bank makes every reasonable effort, however, to work with delinquent borrowers. Understanding that borrowers sometimes cannot make payments because of illness, loss of employment, etc., the Savings Bank will attempt to work with delinquent borrowers who are communicating and cooperating with the Savings Bank.

     The Savings Bank generally follows the same collection procedures for non-mortgage loans.

     The Savings Bank implemented several new procedures between March 31, 2006 and June 30, 2006 in identifying watch list credits. All loans greater than $50,000 that are 30 days or more past due or loans that have had events occur that raise questions as to the ability of the loan to perform in the future, are added to the watch list. On a quarterly basis, the account officer must complete a write-up on the credit giving an update and outlining the status of the credit and what is expected to remove the credit from the watch list. During fiscal 2007, the procedures for identifying and monitoring watch list credits were developed further, and a more aggressive approach to dealing with such credits was implemented, such as earlier contact with past due borrowers and consistent follow-up on problem loans. Classified assets decreased significantly at June 30, 2007, compared to classified assets at June 30, 2006.

     The Board of Directors is informed on a monthly basis as to the status of all mortgage and non-mortgage loans that are delinquent, as well as the status on all loans currently in foreclosure or real estate owned by the Savings Bank through foreclosure.

     The table below sets forth the amounts and categories of non-performing assets in the Savings Bank's loan portfolio at the dates indicated. Loans are placed on non-accrual status when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past-due 90 days or more. Any accrued but uncollected interest previously recorded on such loans is reversed in the current period and interest income is subsequently recognized upon collection. The Savings Bank would have recorded interest income on non-accrual loans of $232,000 and $117,000 during the years ended June 30, 2007 and 2006, respectively, if such loans had been performing during such periods.

     Non-accrual loans increased from $841,000 at June 30, 2006 to $2.9 million at June 30, 2007. The increase in non-accrual loans was due in large part to five loans involving two borrowers. In one case, there are four loans totaling over $1.6 million where the borrower has filed for protection under the bankruptcy laws. While reorganization was the stated goal in bankruptcy, the situation evolved to the point where liquidation is the most probable outcome. The other loan, with a balance of $512,000 has proceeded to liquidation as well. The allowance for loan losses was increased by $630,000 during the year to cover the anticipated shortfall between the loan balances and the Small Business Administration guarantees and anticipated proceeds from liquidation of both the real estate and other collateral.

     The Savings Bank considers all non-accrual loans and loans past due 90 days or more to be impaired. Subsequent to June 30, 2007, none of these loans has, as yet, undergone foreclosure proceedings. These loans are closely monitored and any necessary additional action will be taken as warranted.

     One-to-four family loans which are 60 or more days but less than 90 days past due increased during the fiscal year 2007 to $119,000 at June 30, 2007 from $54,000 at June 30, 2006.

     The following table sets forth information with respect to the Savings Bank's non-performing assets at the dates indicated.

                                                 At June 30,
                              -----------------------------------------------
                                2007      2006      2005      2004      2003
                              ------     ------    ------    ------    ------
                                            (Dollars in thousands)
Loans accounted for on a
 non-accrual basis
  Real estate:
    Residential               $  245     $  322    $  221    $  158    $    -
    Commercial                 2,171        306     1,112       386       176
  Commercial business            467         65     1,502     1,224         -
  Consumer                         6        148        19        44         -
                              ------     ------    ------    ------    ------
      Total                   $2,889     $  841    $2,854    $1,812    $  176
                              ======     ======    ======    ======    ======

Accruing loans which are
 contractually past due
 90 days or more:
  Real estate:
    Residential               $  278     $    -    $   63    $  555    $  640
    Commercial                    81          -        30       142       893
  Commercial business              -          -         -         -        27
  Consumer                         -          3        55        13       214
                              ------     ------    ------    ------    ------
      Total                   $  359     $    3    $  148    $  710    $1,774
                              ======     ======    ======    ======    ======

    Total of non-accrual and
     90 days past due loans   $3,248     $  844    $3,002    $2,522    $1,950

Real estate owned                291        497       340       174       282

Other non-performing assets:
  Impaired loans not past due      -          -     2,004         -     1,368
  Slow home loans (60 to 90
   days past due)                  -          -       450       430     1,173
                              ------     ------    ------    ------    ------
      Total non-performing
       assets                 $3,539     $1,341    $5,796    $3,126    $4,773
                              ======     ======    ======    ======    ======

Total loans delinquent 90
 days or more to net loans      0.23%      0.59%     1.90%     1.52%     1.10%

Total loans delinquent 90
 days or more to total
 consolidated assets            0.15%      0.37%     1.23%     0.95%     0.73%

Total non-performing assets
 to total consolidated assets   1.47%      0.59%     2.39%     1.18%     1.78%

     As of June 30, 2007, the Savings Bank had loans with an aggregate outstanding balance of $4.3 million with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the non-accrual loan category. These loans are reflected in the Savings Bank's classified assets, discussed below. In addition, the Savings Bank has identified an additional $4.8 million of loans on its internal watch list (discussed below) to review quarterly for any deterioration in their capacity to perform as agreed. The $4.8 million of watch list credits includes $3.0 million, $805,000, $989,000 and $96,000 of commercial real estate, commercial business, one-to-four family and consumer loans, respectively.

     Asset Classification. OTS regulations require that each insured savings institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. An asset is classified substandard when it is inadequately protected by the current net worth and paying capacity of the borrower or by the collateral pledged, if any. Assets so classified must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. The Savings Bank's policy is to classify as substandard, for example, any loan, irrespective of payment record or collateral value, when a bankruptcy filing occurs, the pay record becomes erratic (e.g., the borrower misses several monthly payments, but makes double payments in the future), or a loan becomes contractually delinquent by three monthly payments. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses for the full amount of the portion of the asset classified as loss or charge-off such amount. All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

     At June 30, 2007 and 2006 the aggregate amounts of the Savings Bank's classified assets as determined by the Savings Bank, and of the Savings Bank's general and specific loss allowances and charge-offs, were as follows:

                                                  At June 30,
                                             --------------------
                                              2007          2006
                                             ------        ------
                                                (In thousands)
Loss                                         $    -        $    -
Doubtful                                        101           686
Substandard assets                            4,176         5,898
                                             ------        ------
  Sub total                                   4,277         6,584
Special mention                                   -         1,681
                                             ------        ------
  Total classified assets                     4,277         8,265
  Total watch list credits                    4,843             -
                                             ------        ------
  Total loans of concern                     $9,120        $8,265
                                             ======        ======

General loss allowances                      $1,795        $2,348
Specific loss allowances                        897           126
                                             ------        ------
  Total loss allowances                      $2,692        $2,474
                                             ======        ======

Net charge-offs                              $  208        $1,897
                                             ======        ======

     The $1.7 million decrease in substandard assets to $4.2 million at June 30, 2007 from $5.9 million at June 30, 2006, was the result of significant improvement in the process and procedures utilized to follow-up on problem credits, earlier recognition of potential problems with credits and a more aggressive approach in dealing with those problems.

     At June 30, 2007, the Savings Bank's largest substandard loans to one borrower consisted of four loans to an individual and related interests with a collective outstanding balance of $1.6 million. At June 30, 2007, these loans were all past due at least seven months. The loans are collateralized by first deeds of trust on real estate and a security interest in equipment and inventory. The borrower and the related interests have all filed for protection under the bankruptcy laws and it appears that the collateral will be liquidated. Two of the loans totaling almost $1.4 million have a 75% guarantee through the SBA, and loss reserves have been established for the Savings Bank's portion of the anticipated shortfall from liquidation.

     The Savings Bank no longer uses a "special mention" category in its internal loan classification process. Instead, a category titled 'watch' is used by the Savings Bank to monitor loans which are not typical in their repayment terms, collateral, or a situation with the borrower that may create repayment difficulties in the future. Loans are designated as watch when the ability to meet current payment schedules is questionable, even though interest and principle are still being paid as agreed.

Real Estate Owned

     Real estate owned includes real estate acquired in the settlement of loans, which is recorded at the lower of the remaining loan balance or estimated fair value less the estimated costs to sell the asset. Any write down at the time of foreclosure is charged against the allowance for loan losses. Subsequently, net expenses related to holding the property and declines in the market value are charged against income. At June 30, 2007, real estate owned consisted of six properties with a net book value of $292,000 and other repossessed assets with a net book value of $1,000 on the books. At June 30, 2006, five properties were held as real estate owned with a total value of $497,000.

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

     The allowance for loan losses is evaluated on a monthly basis by management and is based on management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions, such as unemployment rates, bankruptcies and vacancy rates of business and residential properties. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

     The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

     The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.

     The Savings Bank had an allowance for loan losses at June 30, 2007 and 2006 of $2.7 million and $2.5 million, respectively. The Savings Bank began experiencing an increase in problem loans during fiscal year 2005. This increase required a significant increase in the allowance for loan losses. At June 30, 2005 the allowance for loan losses was $2.9 million, or 1.7%, of gross loans compared to $2.5 million, or 1.7%, of gross loans at June 30, 2006. The allowance for loan losses was $2.7 million, or 1.7%, of gross loans at June 30, 2007.

     Management believes that the allowance for loan losses was adequate at June 30, 2007 to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Savings Bank's allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional provision based upon their judgment of information available to them at the time of their examination. Any material increase in the allowance may adversely affect the Savings Bank's financial condition and earnings.

     The following table sets forth an analysis of the Savings Bank's allowance for loan losses for the periods indicated.

                                                 At June 30,
                               ----------------------------------------------
                                2007      2006      2005      2004      2003
                               ------    ------    ------    ------    ------
                                          (Dollars in thousands)
Allowance at beginning of
 period                        $2,474    $2,851    $1,240    $1,144    $  884
                               ------    ------    ------    ------    ------
Provision for loan losses         426     1,520     2,333       340       427
                               ------    ------    ------    ------    ------
Recoveries:
  Residential real estate          24         5         1         9         7
  Commercial real estate            8         -         9         -         -
  Consumer                         37        48        62        79        53
  Commercial business              96        50        15        14         -
                               ------    ------    ------    ------    ------
    Total recoveries              165       103        87       102        60
                               ------    ------    ------    ------    ------

Charge-offs:
  Residential real estate         169        26       110        41        44
  Commercial real estate           94        99        77       127        18
  Consumer                         32       223       415       147       165
  Commercial business              78     1,663       207        31         -
                               ------    ------    ------    ------    ------
    Total charge-offs             373     2,000       809       346       227
                               ------    ------    ------    ------    ------
    Net charge-offs               208     1,897       722       244       167
                               ------    ------    ------    ------    ------
      Allowance at end of
       period                  $2,692    $2,474    $2,851    $1,240    $1,144
                               ======    ======    ======    ======    ======

Ratio of allowance to total
 loans outstanding at the
 end of the period               1.59%     1.67%     0.46%     0.73%     0.63%

Ratio of net charge offs to
 average loans outstanding
 during the period               0.14%     1.29%     0.10%     0.14%     0.09%

     The following table sets forth the breakdown of the allowance for loan losses by loan category as of the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other categories.


Allowance for Loan Losses by Category

                                                        At June 30,
                    -------------------------------------------------------------------------------------
                              2007                          2006                         2005
                    ---------------------------   --------------------------   --------------------------
                                       Percent                      Percent                      Percent
                             Percent   Of Gross           Percent   Of Gross           Percent   Of Gross
                             Of Out-   Loans in           Of Out-   Loans in           Of Out-   Loans in
                             Standing  Category           Standing  Category           Standing  Category
                             Loans in  To Gross           Loans in  To Gross           Loans in  To Gross
                    Amount   Category    Loans    Amount  Category    Loans    Amount  Category    Loans
                    ------   --------  --------   ------  --------  --------   ------  --------  --------
                                                    (Dollars in thousands)
Real estate --
 mortgage:
  Residential       $  164     0.19%     53.58%   $  222    0.27%     55.59%   $  217    0.24%     54.36%
  Commercial         1,567     3.89      24.97       726    1.96      24.99       759    1.83      25.28
  Land                 119     1.31       5.63        25    0.31       5.36        26    0.28       5.76
  Second mortgage
   loans                60     1.24       2.99        31    0.86       2.47        32    0.76       2.54
Consumer               239     1.99       7.44        82    0.95       5.84       177    1.82       5.93
Commercial business    543     6.24       5.39     1,388   16.27       5.75     1,640   16.30       6.13
                    ------              ------    ------             ------    ------             ------
    Total allowance
     for loan
     losses         $2,692     1.59%    100.00%   $2,474    1.67%    100.00%   $2,851    1.74%    100.00%
                    ======              ======    ======             ======    ======             ======



                                           At June 30,
                    --------------------------------------------------------
                              2004                         2003
                    ---------------------------   --------------------------
                                       Percent                      Percent
                             Percent   Of Gross           Percent   Of Gross
                             Of Out-   Loans in           Of Out-   Loans in
                             Standing  Category           Standing  Category
                             Loans in  To Gross           Loans in  To Gross
                    Amount   Category    Loans    Amount  Category    Loans
                    ------   --------  --------   ------  --------  --------
                                     (Dollars in thousands)
Real estate --
 mortgage:
  Residential       $  283     0.30%     56.21%   $  287    0.28%    57.64%
  Commercial           337     0.84      23.70       302    0.73     22.87
  Land                  31     0.34       5.32        26    0.26      5.50
  Second mortgage
   loans                20     0.52       2.29        33    0.71      2.60
Consumer               240     2.22       6.38       182    1.61      6.30
Commercial business    329     3.18       6.10       314    3.43      5.09
                    ------              ------    ------            ------
    Total allowance
     for loan
     losses         $1,240     0.73%    100.00%   $1,144    0.64%   100.00%
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

     Routine short-term investment decisions, which are reported monthly to the Board of Directors, are made by the President and Chief Executive Officer and Chief Financial Officer, who act within policies established by the Board. Those securities include federally insured certificates of deposit, FHLB time obligations, bankers acceptances, treasury obligations, U.S. Government agency obligations, mortgage-backed securities, bank qualifying municipal tax exempt bonds, and corporate bonds. Securities not within the parameters of the policies require prior Board approval. Securities are purchased for investment purposes. The goals of the Savings Bank's investment policy are to select securities based on safety first, flexibility second and diversification third. In addition, as a result of the concern with interest rate risk exposure, there has been a focus on short-term investments. At June 30, 2007, the Company's and the Savings Bank's securities portfolio totaled $43.7 million (of which $31.3 million were available for sale) and consisted primarily of federal agency obligations securities, federal agency mortgage-backed securities, common stocks, and municipal bonds. For further information concerning the Savings Bank's securities portfolio, see Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report.

Securities Analysis

     The following table sets forth the Company's and the Savings Bank's securities portfolio at carrying value at the dates indicated. Securities that are held-to-maturity are shown at amortized cost, and securities that are available-for-sale are shown at the current market value.

                                              At June 30,
                          ----------------------------------------------------
                               2007              2006              2005
                          ----------------  ----------------  ----------------
                          Book    Percent   Book    Percent   Book    Percent
                          Value     Of      Value     Of      Value     Of
                           (1)   Portfolio   (1)   Portfolio   (1)   Portfolio
                          -----  ---------  -----  ---------  -----  ---------
                                           (Dollars in thousands)
Debt securities:
United States Government
 and Federal agencies
 Obligations             $13,460   30.79%   $23,564   56.50%  $26,426   58.72%
Obligations of state and
 political subdivisions    3,510    8.03      3,782    9.07     3,431    7.62
Federal agency mortgage-
 backed securities        24,856   56.85     10,451   25.06    10,792   23.98
                         -------  ------    -------  ------   -------  ------
   Total debt securities  41,826   95.67     37,797   90.63    40,649   90.32
                         -------  ------    -------  ------   -------  ------

Equity securities:
FHLB stock                 1,614    3.69      1,612    3.87     1,904    4.23
Other                        281    0.64      2,297    5.51     2,454    5.45
                         -------  ------    -------  ------   -------  ------
   Total equity
    securities             1,895    4.33      3,909    9.37     4,358    9.68
                         -------  ------    -------  ------   -------  ------
Total investment
 securities              $43,721  100.00%   $41,706  100.00%  $45,007  100.00%
                         =======  ======    =======  ======   =======  ======

-------------
(1) The market value of the Company's and the Savings Bank's investment securities portfolio amounted to $43.5 million, $41.3 million, and $44.9 million at June 30, 2007, 2006 and 2005, respectively. At June 30, 2007, the market value of the principal component of the Company's and the Savings Bank investment securities portfolio which were federal agencies mortgage-backed securities was $24.7 million.

     The following table sets forth the maturities and weighted average yields of the debt securities in the Company's and the Savings Bank's investment securities portfolio at June 30, 2007.


                                                       After One Year    After Five Years
                                   One Year or Less  Through Five Years  Through Ten Years   After Ten Years
                                   ----------------  ------------------  -----------------   ---------------
                                    Amount   Yield    Amount     Yield    Amount    Yield    Amount    Yield
                                    ------   -----    ------     -----    ------    ------   ------    -----
                                                             (Dollars in thousands)
United States
 Government
 and Federal
 Agencies
 obligations                        $5,799   4.28%    $5,724      4.78%   $  937     4.91%   $ 1,000   5.00%

Obligations of
 state and
 political
 subdivisions                          350   3.52      2,132      3.81     1,028     4.53          -      -

Mortgage-backed
 securities                              -      -      4,387      5.36     5,843     5.14     14,626   5.32
                                    ------           -------              ------             -------
   Total loans                      $6,149           $12,243              $7,808             $15,626
                                    ======           =======              ======             =======



     At June 30, 2007, the Savings Bank held no security which had an aggregate book value in excess of 10% of the Company's stockholders' equity.

     To supplement lending activities in periods of deposit growth and/or declining loan demand, the Savings Bank has invested in residential mortgage-backed securities. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and market values of the Savings Bank's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements included in the Annual Report. The Savings Bank has invested in federal agency securities issued by FHLMC, FNMA and Government National Mortgage Association ("GNMA"). As of June 30, 2007, 3.6% of the outstanding balance of the mortgage-backed securities had adjustable rates of interest that adjust within the next two years. As of June 30, 2007, the Savings Bank's portfolio included $24.9 million of mortgage-backed securities purchased as investments to supplement the Savings Bank's mortgage lending activities.

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

     The Savings Bank has incorporated into its investment policy the regulatory requirements set forth in the OTS Thrift Bulletin 52, which addresses the selection of securities dealers, securities policies, unsuitable investment practices and mortgage derivative products. At June 30, 2007, the Savings Bank owned no mortgage derivative products.

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

     Deposit Accounts. Deposits are attracted from within the Savings Bank's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Savings Bank considers the rates offered by its competition, profitability to the Savings Bank, matching deposit and loan products and its customer preferences and concerns. The Savings Bank generally reviews its deposit mix and pricing at least weekly, and adjusts it as necessitated by liquidity needs, the interest rate sensitivity gap position (which is the extent to which interest earning assets repricing during a specified time period exceed interest bearing liabilities repricing during the same time period, or vice versa) and competition.

     On an overall basis, the Savings Bank experienced deposit growth during the year ended June 30,2007. This was due to the introduction of a money market savings account late in calendar 2006, which attracted approximately $36.3 million in funds by June 30, 2007, of which approximately 50% came from existing accounts and approximately 50% was new money. However, the growth in the new product was substantially offset by decreases in regular savings accounts, interest-bearing checking accounts and certificates of deposit during the year. During the fiscal year ended June 30, 2007, with the exception of the money market saving product, the rates paid by the Savings Bank were at about the mid-point of the range of rates offered by competitors in each type and maturity of account. Prior to September 2006, the rates on the Savings Bank's deposit accounts were tended to be at the lower end of the range of rates paid by area financial institutions in each type and maturity of account.

     The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 2007.

 Weighted
 Average                                                            Percentage
 Interest                                        Minimum             of Total
   Rate     Term             Category            Amount    Balance  Deposits
 --------   ----       ---------------------     --------  -------  ----------
                                                         (Dollars in
                                                          thousands)
  0.00%     None       Non-interest bearing      $    100    12,716     6.69%

  1.07%     None       NOW accounts                   100    31,808    16.72

  2.30%     None       Super Saver accounts         1,000    13,375     7.04

  1.50%     None       Savings accounts                25    12,609     6.63

  5.04%     None       Money Market Savings        10,000    36,286    19.09

                       Certificates of deposit
                       -----------------------
  3.67%     3 months   Fixed term, fixed rate         500       595     0.31

  4.90%     6 months   Fixed term, fixed rate         500    12,391     6.52

  5.22%     9 months   Fixed term, fixed rate         500     2,601     1.37

  4.87%     12 months  Fixed term, fixed rate         500    14,995     7.89

  4.12%     15 months  Fixed term, fixed rate         500       593     0.31

  4.60%     18 months  Fixed term, fixed rate         500       924     0.49

  4.48%     24 months  Fixed term, fixed rate         500     2,757     1.45

  3.78%     30 months  Fixed term, fixed rate         500       772     0.41

  3.99%     36 months  Fixed term, fixed rate         500     1,079     0.57

  3.95%     48 months  Fixed term, fixed rate         500       572     .030

  4.00%     60 months  Fixed term, fixed rate         500     2,450     1.29

  3.90%     72 months  Fixed term, fixed rate         500        10     0.01

  5.22%     120 months Fixed term, fixed rate         500        21     0.01

 Various    Various    Fixed term, adjustable rate    500    20,987    11.04

 Various    Various    Jumbo certificates         100,000    22,549    11.86
                                                            -------   ------
                                                            190,090   100.00%
                                                            =======   ======

     The following table indicates the amount of the Savings Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2007. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

                                         Jumbo
                                      Certificates
Maturity Period                        Of Deposit
------------------------------        ------------
                                     (In thousands)
Three months or less                    $ 5,220
After three through six months            4,922
After six through twelve months           6,822
After twelve months                       5,585
                                        -------
   Total                                $22,549
                                        =======

Time Deposits by Rates

     The following table sets forth the time deposits in the Savings Bank classified by rates as of the dates indicated.

                                At June 30,
                            ------------------
                             2007        2006
                            ------      ------
                              (In thousands)
0.00 - 1.49%                $     -    $    18
1.50 - 2.49%                     90      1,217
2.50 - 3.49%                  1,891      9,610
3.50 - 4.49%                  6,236     37,985
4.50 - 5.00%                 58,156     42,106
5.01   5.49%                 16,430         39
5.50 - 6.49%                    493        236
6.50 - 7.49%                      -          -
Over 7.49%                        -          -
                            -------    -------
Total                       $83,296    $91,211
                            =======    =======

     The following table sets forth the amount and maturities of time deposits at June 30, 2007.

                               Amount Due
             --------------------------------------------
                         More     More     More
                         than     than     than                      Percent
                       One Year  2 Years  3 Years                    of Total
             One Year    thru     thru     thru    After 4         Certificate
             Or less   2 Years   3 Years  4 Years   Years   Total    Accounts
             --------  --------  -------  -------  -------  -----  -----------
                                   (In thousands)
0.00 - 1.49%        -        -         -        -       -        -         -%
1.50 - 2.49%       90        -         -        -       -       90      0.11
2.50 - 3.49%    1,028      699       164        -       -    1,891      2.27
3.50 - 4.49%    4,739      753       656       54      34    6,236      7.49
4.50 - 5.00%   36,469   12,519     5,207    3,781     180   58,156     69.82
5.01   5.49%   15,168      815       100      214     133   16,430     19.72
5.50 - 6.49%      298      119        76        -       -      493      0.59
6.50 - 7.49%        -        -         -        -       -        -         -
Over 7.49%          -        -         -        -       -        -         -
              -------  -------    ------   ------    ----  -------    ------
Total         $57,792  $14,905    $6,203   $4,049    $347  $83,296    100,00%
              =======  =======    ======   ======    ====  =======    ======

Deposit Flow

     The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Savings Bank at the dates indicated.

                                            At June 30,
                       ----------------------------------------------------
                                2007                       2006
                       -------------------------   ------------------------
                               Percent                    Percent
                                 Of     Increase            Of     Increase
                       Amount   Total  (Decrease)  Amount  Total  (Decrease)
                       ------  -------  --------   ------ -------  --------
                                     (Dollars in thousands)

Non-interest bearing  $ 12,716   6.69%  $    (29) $ 12,745   7.11%  $   929
NOW checking            31,808  16.73     (3,071)   34,879  19.47    (3,359)
Regular savings
 accounts               12,609   6.63    (10,811)   23,420  13.08    (6,454)
Super Saver accounts    13,375   7.04     (3,511)   16,886   9.43      (698)
Money Market
 savings accounts       36,286  19.08     36,286
Fixed-rate
 certificates
 which mature (1):
  Within 1 year         50,270  26.45       (916)   51,186  28.57     2,825
  After 1 year, but
   Within 2 years        3,763   1.98     (1,757)    5,520   3.08     1,158
   After 2 years, but
    Within 5 years       2,310   1.22       (984)    3,294   1.84    (1,857)
Adjustable-rate
 certificates           26,953  14.18     (4,258)   31,211  17.42      (546)
                      -------- ------     ------  -------- ------   -------
Total certificates      83,296  43.83     (7,915)   91,211  50.91     1,580
                      -------- ------     ------  -------- ------   -------
      Total           $190,090 100.00%    10,949  $179,141 100.00%  $(8,002)
                      ======== ======     ======  ======== ======   =======

------------
(1) At June 30, 2007 and 2006, jumbo certificates of deposit amounted to $22.5 million and $24.2 million, respectively, and IRAs amounted to $23.0 million and $24.7 million at those dates, respectively.

     The following table sets forth the savings activities of the Savings Bank for the periods indicated.

                               Years Ended June 30,
                              ----------------------
                                2007          2006
                              --------      --------
                                   (In thousands)
Beginning balance             $179,141      $187,143
                              --------      --------
Net increase (decrease)
 before interest credited        5,000       (12,245)
Interest credited                5,949         4,243
                              --------      --------
Net increase/(decrease) in
 savings deposits               10,949        (8,002)
                              --------      --------
Ending balance                $190,090      $179,141
                              ========      ========

     In the unlikely event the Savings Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company, as sole stockholder of the Savings Bank. Substantially all of the Savings Bank's depositors are residents of the State of Missouri.


     Retail Repurchase Agreements. In December 2006, the Savings Bank began to offer retail repurchase agreements. This was done to provide an additional product for its existing customer base and to attract new customers who would find the product beneficial. Customers with large balances in checking accounts benefit by having those balances which exceed a predetermined level "swept" out of the checking account and into a retail repurchase account. The repurchase account earns interest at a floating market rate and is uninsured. However, the balance is collateralized by designated investment securities of the Savings Bank. At June 30, 2007, the balances of retail repurchase agreements totaled $2.1 million.

     Borrowings. Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes. The Savings Bank also relies on advances from the FHLB-Des Moines to supply funds and to act as a source of liquidity, if needed. The FHLB-Des Moines has served as the Savings Bank's primary borrowing source. Advances from the FHLB-Des Moines are typically secured by the Savings Bank's first mortgage loans. These advances require monthly payments of interest only with principal due at maturity and have fixed rates. These advances were obtained in response to the Savings Bank's previous strong loan demand and limited deposit growth experienced during fiscal years 2001 and 2000. At June 30, 2007, the Savings Bank had $22.0 million in advances from the FHLB-Des Moines.

     The following tables set forth certain information concerning the Savings Bank's borrowings at the dates and for the periods indicated.

                                                  At June 30,
                                           -------------------------
                                           2007       2006      2005
                                           ----       ----      ----
Weighted average rate paid on
 FHLB advances                             5.75%      5.74%     5.50%

                                              Years Ended June 30,
                                           -------------------------
                                           2007       2006      2005
                                           ----       ----      ----
                                             (Dollars in thousands)
Maximum amounts of FHLB advances
 outstanding at any month end            $25,000    $28,394   $29,121
Approximate average FHLB advances
 Outstanding                              24,077     27,653    29,111
Approximate average effective rate
 paid on FHLB advances                      5.76%      5.59      5.59%

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

Subsidiary Activities

     Fybar Service Corporation ("Fybar") is a Missouri corporation wholly-owned by the Savings Bank. Until May 2007, Fybar owned five rental properties. In May, the properties were transferred to the Company. The transfer of the real estate was done to comply with one of the requirements of the MOU, specifically that Fybar either divest itself of its real estate holdings or apply for an exception from the FDIC. See "-Corporate Developments and Overview." Management believes that the transfer to the Company was the best and most expeditious way to meet the MOU requirement. The transfer was done at the net book value on Fybar's books. The Company took title to the properties, assumed the mortgage obligation to the Savings Bank, paid a portion of the difference between the net book value of the real estate and the balance of the mortgage in cash and executed a note payable to Fybar for the remainder of the difference.

     Fybar serves as Trustee on all the Savings Bank's deeds of trust, is a registered agent and receives limited income from credit life and accident and health policies written in conjunction with the Savings Bank's loans.

     At June 30, 2007, the Savings Bank had an investment in Fybar of
$576,000.

     First Home Investments, Inc. is a wholly-owned subsidiary of the Savings Bank that offered fixed and variable annuities as well as mutual funds to its customers and members of the general public. First Home Investments, Inc. also processed stock and bond trades and provided credit life, disability and health insurance services to the Savings Bank's customers as well as group and individual coverages. In August 2007, First Home Investments ceased operations, and the Savings Bank decided to enter into an agreement with an outside party to provide investments services to its customer base.

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

     The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. A schedule of fees has also been established for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semi-annual basis, is determined based upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report. For the first half of 2007, the Savings Bank's assessment under the semi-annual assessment procedure was $49,727. Based on the current assessment rates published by the OTS and First Home's total assets of approximately $239.9 million at March 31, 2007, First Home will be required to pay a semi-annual assessment of $51,831 for the second half of calendar year 2007.

     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan. In this regard, the Savings Bank entered into a memorandum of understanding with the OTS in December 2006. See "-Corporate Developments and Overview."

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

     Insurance of Accounts and Regulation by the FDIC. The Savings Bank is a member of the Deposit Insurance Fund (the "DIF"), which is administered by the FDIC. The FDIC insures deposits up to the applicable limits and this insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

     First Home, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB-Des Moines. First Home complied with this requirement with an investment in FHLB-Des Moines stock of $1.6 million at June 30, 2007.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines. At June 30, 2007, the Savings Bank had $22.0 million of advances from the FHLB-Des Moines.

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

     Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institution's degree of under-capitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 1.5% is deemed to be "critically undercapitalized."

     At June 30, 2007, First Home was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

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

     Qualified Thrift Lender Test. All savings associations, including First Home, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio asset, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2007, First Home met the test and its qualified thrift lender percentage was 66.74%.

     Any savings association that fails to meet the qualified thrift lender test must convert to a national bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments." As of June 30, 2007, the Savings Bank met the qualified thrift lender test.

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

     The risk-based capital standard requires federal savings institutions to maintain Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier I) capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At June 30, 2007, the Bank met each of these capital requirements.

     The following table presents the Savings Bank's capital levels as of June 30, 2007.

                                             At June 30, 2007
                                          ----------------------
                                                      Percent of
                                          Amount        Assets
                                          ------      ----------
                                          (Dollars in thousands)
Tangible capital                          $24,199       10.1%
Minimum required tangible capital           3,591        1.5
                                          -------       ----
Excess                                    $20,608        8.6%
                                          =======       ====

Core capital                              $24,199       10.1%
Minimum required core capital               9,576        4.0
                                          -------       ----
Excess                                    $14,623        6.1%
                                          =======       ====

Risk-based capital                        $26,078       17.1%
Minimum risk-based capital requirement     12,179        8.0
                                          -------       ----
Excess                                    $13,899        9.1%
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

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Savings Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by specified readily-marketable collateral. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 2007, the Savings Bank's largest loan outstanding to any one borrower, including related entities, was $2.9 million, of which $1.2 million was unfunded. This amount is a single loan secured by a subdivision development in Springfield, Missouri. This loan was performing in accordance with its repayment terms at that date.

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

                                  TAXATION
Federal Taxation

     General. The Company and the Savings Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Company.

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

     Distributions. To the extent that the Savings Bank makes "nondividend distributions" to the Company that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Savings Bank's taxable income. Nondividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Savings Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Savings Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Savings Bank makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes).See "REGULATION" for limits on the payment of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

     Dividends-Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Savings Bank will not file a consolidated tax return, except that if the Company or the Savings Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     Other Federal Tax Matters. Other changes in the federal tax system could also affect the business of the Savings Bank. These changes include limitations on the deduction for personal interest paid or accrued by individual taxpayers, limitations on the deductibility of losses attributable to investment in certain passive activities and limitations on the deductibility of contributions to individual retirement accounts. The Savings Bank does not believe these changes will have a material effect on its operations.

     There have not been any IRS audits of the Company's and Savings Bank's consolidated Federal income tax returns during the past five years.

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

     For additional information regarding taxation, see Note _ of the Notes to the Consolidated Financial Statements included in the Annual Report.

Competition

     The Savings Bank has been, and continues to be, a community-oriented savings institution offering a variety of financial resources to meet the needs of Wright, Webster, Douglas, Ozark, Christian, Stone, Taney and Green counties, Missouri. The Savings Bank also transacts a significant amount of business in Texas county, Missouri. The Savings Bank's deposit gathering and lending activities are concentrated in these market areas. At June 30, 2007, the Savings Bank's offices were located in Mountain Grove, Marshfield, Ava, Gainesville, Sparta, Theodosia, Crane, Galena, Kissee Mills, Rockaway Beach, and Springfield, Missouri. In addition, a loan production office was opened in Springfield, Missouri in March 2007.

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

     The competitive factors among financial institutions can be classified into two categories; competitive rates and competitive services. Interest rates are widely advertised and thus competitive, especially in the area of time deposits. From a service standpoint, financial institutions compete against each other in types and quality of services. The Savings Bank is generally competitive with other financial institutions in its area with respect to interest rates paid on time and savings deposits, fees charged on deposit accounts, and interest rates charged on loans. With respect to services, the Savings Bank offers a customer service-oriented atmosphere which management believes is tailored to its customers' needs.

     The Savings Bank also believes it benefits from its community orientation as well as its relatively high core deposit base.

Executive Officers

     The following table sets forth certain information with respect to the executive officers of the Company and the Savings Bank.

Name                    Age(1)   Position
----                    ------   --------
Daniel P. Katzfey (2)    45      President and Chief Executive Officer
                                  of the Company and the Savings Bank

James W. Duncan (3)      50      President and Chief Executive Officer
                                  Of the Company and the Savings Bank

Ronald J. Walters (4)    57      Senior Vice President, Treasurer and
                                  Chief Financial Officer of the
                                  Company and the Savings Bank

Dale W. Keenan (5)       44      Executive Vice President and Senior
                                  Lender of the Savings Bank

Adrian C. Rushing (6)    38      Chief Operating Officer of the Savings
                                  Bank

--------------
(1)  As of June 30, 2007.
(2) Mr. Katzfey was named Interim President and Chief Executive Officer of the Company and the Savings Bank by the Board on December 22, 2006 following the resignation of James W. Duncan from those positions. Mr. Katzfey was named President and Chief Executive Officer of the Company and the Savings Bank by the Board on January 22, 2007. He originally joined both the Company and the Savings Bank as Chief Lending Officer on October 3, 2006.
(3) Mr. Duncan resigned as president and Chief Executive Officer of the Company and the Savings Bank on December 22, 2006 and as a director of the Company and the Savings Bank on January 26, 2007.
(4) Mr. Walters was named Senior Vice President, Treasurer and Chief Financial Officer of both the Company and the Savings Bank on November 20, 2006. He replaced the previous Chief Financial Officer who stepped down from those positions on September 18, 2006.
(5) Mr. Keenan was named Executive Vice President and Senior Lender of the Savings Bank on March 11, 2007.
(6) Mr. Rushing was named Senior Vice President of the Savings Bank on June 21, 2006, the date on which he joined the Savings Bank.

     The principal occupation of each executive officer of the Company is set forth below. All executive officers reside in the Savings Bank's primary trade area in Missouri, unless otherwise stated. There are no family relationships among or between the executive officers, unless otherwise stated.

     Daniel P. Katzfey joined the Company and the Bank on October 3, 2006 as Executive Vice President and Chief Lending Officer, was named interim President and Chief Executive Officer on December 22, 2006 and was appointed President and Chief Executive Officer on January 22, 2007. Previously, Mr. Katzfey was Executive Vice President, Commercial Lender for Village Bank, Springfield, Missouri from 2004 to 2006. Mr. Katzfey has over twenty-two years experience in financial services.

     James W. Duncan joined the Company and Savings Bank as President and Chief Executive Officer effective December 16, 2005. Previously, Mr. Duncan was the Executive Vice President and Chairman of the Loan Department at Southern Missouri Bank and Trust Company in Poplar Bluff, Missouri from 1999-2005. Effective December 22, 2006, Mr. Duncan resigned as President and Chief Executive Officer of both the Company and the Savings Bank.

     Ronald J. Walters joined the Company and the Savings Bank on November 20, 2006 as Senior Vice President, Treasurer and Chief Financial Officer. Mr. Walters, a CPA, was previously Senior Vice President, Secretary, Treasurer and Chief Financial Officer of Meta Financial Group and MetaBank in Storm Lake,

Iowa from 2003 to 2006. He has over thirty years experience in financial services.

     Dale W. Keenan joined the Savings Bank on March 11, 2007 as Executive Vice President and Senior Lender. Mr. Keenan was previously a Senior Vice President and Senior Lender for Heritage Bank of the Ozarks in Lebanon, Missouri from 2003 to 2007. Mr. Keenan has over twenty-four years of experience in financial services.

     Adrian Rushing joined the Savings Bank on June 21, 2006 as Senior Vice President and Chief Operating Officer. Mr. Rushing was previously Senior Vice President, Chief Operations Officer with Southern Missouri Bank and Trust, Poplar Bluff, Missouri from 1998 to 2006. Mr. Rushing has over sixteen years experience in financial services.

Personnel

     As of June 30, 2007, the Savings Bank had 103 full-time employees and 22 part-time employees. The Savings Bank believes that employees play a vital` role in the success of a service company and that the Savings Bank's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

Item 2.  Description of Property

     The following table sets forth information regarding the Savings Bank's offices as of June 30, 2007.

                                             Net
                                            Book
                                            Value   Land    Building
                                    Year    as of   Owned/   Owned/    Square
     Location             County   Opened  6/30/07  Leased   Leased   Footage
---------------------     ------   ------  -------  ------  --------  -------
                                        (Dollars
Main Office                           in thousands)
-----------
142 East First Street     Wright    1911    $1,085   Owned    Owned     15,476
Mountain Grove, MO 65711

Branch Offices
--------------
1201 N. Jefferson Street  Douglas   1978       263   Owned    Owned      3,867
Ava, MO 65608

103 South Clay Street     Webster   1974       232   Owned    Owned      3,792
Marshfield, MO 65706

203 Elm Street            Ozark     1992       485   Owned    Owned      3,321
Gainesville, MO 65655

7164 Highway 14 East      Christian 1995       203   Owned    Owned      3,000
Sparta, MO 65753

Business Highway 160      Ozark     1997        20   Leased   Leased     1,824
Theodosia, MO 65761

123 Main Street           Stone     1998       217   Owned    Owned      5,000
Crane, MO 65633

                     (table continued on the following page)

                                             Net
                                            Book
                                            Value   Land    Building
                                   Year     as of   Owned/   Owned/    Square
     Location             County   Opened  6/30/07  Leased   Leased   Footage
---------------------     ------   ------  -------  ------  --------  -------
                                          (Dollars
                                        in thousands)

112 East 5th Street        Stone     1998       51   Owned     Owned     1,100
Galena, MO 65656

20377 US Highway 160      Taney     2000      783   Owned     Owned     3,386
Forsyth, MO 65653 (1)

2536 State Highway 176    Taney     2000      415   Owned     Owned     2,500
Rockaway Beach, MO 65740

2655 South Campbell       Greene    2006       81   Leased    Leased    2,963
Springfield, MO 65807

Drive-in Facilities
-------------------
207 West 3rd Street        Wright    1986      115   Owned     Owned     2,268
Mountain Grove, MO 65711

223 West Washington       Webster   1993      208   Owned     Owned     1,000
Marshfield, MO 65706

Loan Production Office
----------------------
4039 South Fremont        Greene    2006        -   Leased    Leased    2,450
Springfield, MO 65804

------------
(1) This office is located in Kissee Mills, Missouri, but has a mailing address in Forsyth, Missouri.

Item 3.  Legal Proceedings
--------------------------

     From time to time, the Company and the Savings Bank may be involved in various legal proceedings that are incidental to their business. In the opinion of management, neither the Company nor the Savings Bank is a party to any current legal proceedings that are expected to be material to the financial condition or results of operations of the Company or the Savings Bank, either individually or in the aggregate.

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

Share Repurchase Activity

     The Company completed ten separate stock repurchase programs between March 9, 1994 and May 28, 2004. On May 28, 2004, an 11th repurchase program of 164,336 shares was initiated. While this program was in effect, a total of 95,618 shares were repurchased at a total cost of $1.9 million. The 11th repurchase program was terminated by the Board on April 27, 2007. As of June 30, 2007, 1,344,221 shares had been repurchased under repurchase programs at a cost of $19.1 million or an average cost per share of $14.22.

     The table below sets forth information regarding the Company's repurchases of its common stock during the fourth quarter of fiscal 2007.

                                                                 Maximum
                                                Total Number    Number of
                                                 of Shares     Shares that
                                                Purchased as    May Yet Be
                      Total Number    Average     Part of       Purchased
                        of Shares   Price Paid    Publicly      Under the
     Period            Purchased     per Share  Announced Plan     Plan
------------------------------------------------------------------------------
April 1 - 30, 2007        500         $16.06        95,618             -
May 1 - 31, 2007            -                            -
June 1 - 30, 2007           -                            -
                        -----         ------        ------         -----
Total                     500         $16.06        95,618             -
                        -----         ------        ------         -----

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

     Independent Auditors Reports *
     (a) Consolidated Statements of Financial Condition as of June 30, 2007 and 2006*
     (b) Consolidated Statements of Income for the Years Ended June 30, 2007 and 2006*
     (c) Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2007 and 2006*
     (d) Consolidated Statements of Cash Flows for the Years Ended June 30, 2007 and 2006*
     (e)   Notes to Consolidated Financial Statements*

      * Contained in the Annual Report to Stockholders attached to this Form 10-KSB as Exhibit 13, which is incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report to Stockholders.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

     The information required by this item was previously reported by the Registrant in its Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2006.

Item 8A.  Controls and Procedures
---------------------------------

     (a)   Evaluation of Disclosure Controls and Procedures:    An
           ------------------------------------------------
evaluation of the Company's disclosure controls and procedures (as defined in Section 12(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out as of June 30, 2007 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b)  Changes in Internal Control Over Financial Reporting: During the
          -----------------------------------------------------
quarter ended June 30, 2007, no change occurred in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B.  Other Information
---------------------------

     Not applicable.

                                   PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and
----------------------------------------------------------------------
       Corporate Governance; Compliance with Section 16(a) of the Exchange Act
       -----------------------------------------------------------------------

     For information required by this item concerning Directors of the Company, see the section captioned "Proposal I -- Election of Directors" included in the Company's Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the Company's fiscal year end and is incorporated herein by reference.

     For information concerning Executive Officers of the Company, see the section captioned "-- Executive Officers" in Part I of this Form 10-KSB, which is incorporated herein by this reference.

Compliance with Section 16(a) of the Exchange Act

     The information required by this item will be contained in the section captioned "Compliance with Section 16(a) of the Exchange Act" is included in the Company's Proxy Statement and is incorporated herein by reference.

Audit Committee and Audit Committee Financial Expert
----------------------------------------------------

     The Audit Committee consists of Directors Moody and Hixon.   The Board of
Directors has determined Director Hixon qualifies as an "audit committee financial expert," as defined by the SEC. Mr. Hixon is independent, as independence for audit committee members as defined under the listing standards of the NASDAQ Stock Market.

Code of Ethics
--------------

     First Bancshares, Inc. has adopted a Code of Ethics that applies to First Bancshares' directors, executive officers and all other employees, which was included as Exhibit 14 to the Form 10-KSB for the year ended June 30, 2006. A copy of First Bancshares' Code of Ethics is available to any person without charge, upon written request made to the Corporate Secretary at PO Box 777, Mountain Grove, Missouri 65711.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

     Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company's equity compensation plans as of June 30, 2007.

                                                                (c)
                                                             Number of
                                                            Securities
                            (a)            (b)               Remaining
                                                           Available for
                         Number of                        Future Issuance
                       Securities to      Weighted-        Under Equity
                       Be Issued Upon      Average            Plans
                        Exercise of     Exercise Price     Compensation
                        Outstanding     of Outstanding     (Excluding
                          Options,         Options,        Securities
                        Warrants and     Warrants and      Reflected in
Plan Category              Rights           Rights          Column (a))
---------------         ------------    -------------     ---------------

Equity Compensation
 Plans approved by
 security holders:

  Option Plan               64,500          $16.76             35,500
  Restricted stock plan          -               -             50,000

Equity Compensation Plans
 not approved by security
 holders:                        -               -                  -
                            ------          ------             ------

     Total                  64,500          $16.76             85,500
                            ======          ======             ======

   (a)   Security Ownership of Certain Beneficial Owners and Management.

         The information contained in the section captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" is included in the Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the Company's fiscal year end, is incorporated herein by reference.

   (b)   Security Ownership of Management

         The information contained in the sections captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" and "Proposal I - Election of Directors" is included in the Company's Proxy Statement and are incorporated herein by reference.

   (c)   Changes in Control

         The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions, and Director
----------------------------------------------------------------------
          Independence
          ------------

     The information contained in the section captioned " Transactions with Management" and "Meetings And Committees Of The Board Of Directors And Corporate Governance Matters-Director Independence" is included in the Company's Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the Company's fiscal year end, is incorporated herein by reference.

Item 13.  Exhibits
------------------

     (a)     Exhibits

             3.1    Articles of Incorporation of First Bancshares, Inc.(1)
             3.2    Bylaws of First Bancshares, Inc.(1)
             4.1    Specimen stock certificate of First Bancshares (1)
             10.1   First Home Savings Bank 1994 Employee Stock Ownership
                    Plan(1)
             10.2   First Bancshares, Inc. 1993 Stock Option Plan (2)
             10.3 First Home Savings Bank Management Recognition and Development Plan (2)10.4First Bancshares, Inc. 2004 Management Recognition Plan (4)
             10.5   First Bancshares, Inc. 2004 Stock Option Plan (4)
             10.6   Form of Incentive Stock Option Agreement (5)
             10.7   Form of Non-Qualified Stock Option Agreement (5)
             10.8   First Bancshares, Inc. 2004 Management Recognition
                    Plan (4)
             10.9 Severance Agreement between First Bancshares, Inc. and First Home Savings Bank and Charles W. Schumacher (6)
             10.10  Employment Agreement with James W. Duncan (7)
             10.11  Employment Agreement with Daniel P. Katzfey (8)
             13. 2007 Annual Report to Stockholders (Except for the portions of the 2007 Stockholder Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the 2007 Stockholder Report of the Company shall not be deemed filed as a part hereof.)
             14.    Code of Ethics (9)
             16.    Letter on change in certifying accountant (10)
             21.    Subsidiaries of the Registrant
             23.    Auditors' Consent
             31.1   Rule 13a-14(a) Certification (Chief Executive Officer)
             31.2   Rule 13a-14(a) Certification (Chief Financial Officer)
             32.1   Section 1350 Certification (Chief Executive Officer)
             32.2   Section 1350 Certification (Chief Financial Officer)

------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 File No. 33-69886.
(2) Incorporated by reference to the Company's 1994 Annual Meeting Proxy Statement dated September 14, 1994.
(3) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 2001. An updated Employment Agreement with Mr. Schumacher was entered into in November 2004 and terminated in June 2005.
(4) Incorporated by reference to the Company's 2004 Annual Meeting Proxy Statement dated September 15, 2004.
(5) Filed as an exhibit to the Current Report on Form 8-K dated February 22, 2006 and incorporated herein by reference.
(6)   Filed as an exhibit to the Current Report on Form 8-K dated October 31,
      2005.
(7) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.
(8)   Filed as an exhibit to the Current Report on Form 8-K dated July 20,
      2007.
(9) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended June 30, 2006.
(10) Filed as an exhibit to the Company's Current Report on Form 8-K filed on May 2, 2006 and incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

     The information required by this item is included in the Company's Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Company's fiscal year end and is incorporated herein by reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST BANCSHARES, INC.


Date: September 28, 2007             By: /s/Daniel P. Katzfey
                                         --------------------
                                         Daniel P. Katzfey
                                         President and Chief
                                         Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/Daniel P. Katzfey                                 September 28, 2007
    --------------------------------
    Daniel P. Katzfey
    President and Chief Executive Officer
    (Principal Executive Officer)


By: /s/Ronald J. Walters                                 September 28, 2007
    --------------------------------
    Ronald J. Walters
    Senior Vice President, Treasurer and
    Chief Financial Officer
    (Principal Financial and Accounting Officer)


By: /s/Thomas M. Sutherland                              September 28, 2007
    --------------------------------
    Thomas M. Sutherland
    Chairman of the Board


By: /s/Harold F. Glass                                   September 28, 2007
    --------------------------------
    Harold F. Glass
    Director


By: /s/John G. Moody                                     September 28, 2007
    --------------------------------
    John G. Moody
    Director


By: /s/D. Mitch Ashlock                                  September 28, 2007
    --------------------------------
    D. Mitch Ashlock
    Director


By: /s/Billy E. Hixon                                    September 28, 2007
    --------------------------------
    Billy E. Hixon
    Director

                                 EXHIBIT INDEX

EXHIBIT NUMBER           EXHIBIT DESCRIPTION
--------------           -------------------

      13 2007 Stockholder Report. Except for the portions of the 2007 Stockholder Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the 2007 Stockholder Report of the Company shall not be deemed filed as a part hereof.

      21                 Subsidiaries of the Registrant

      23                 Consent of Auditors

      31.1               Rule 13a - 14(a) Certification (Chief Executive
                         Officer)

      31.2               Rule 13a - 14(a) Certification (Chief Financial
                         Officer)

      32.1               Rule 1350 Certification (Chief Executive Officer)

      32.2               Rule 1350 Certification (Chief Financial Officer)

                                   Exhibit 13

                        Annual Report to Stockholders

                         First Bancshares, Inc.

                           2007 Annual Report




                        First Home Savings Bank

            A wholly owned subsidiary of First Bancshares, Inc.

                            www.fhsb.com

                                TABLE OF CONTENTS




                                                                       Page
                                                                       ----

Letter to Shareholders.............................................      1
Business of the Company............................................      3
Selected Consolidated Financial Information........................      4
Management's Discussion and Analysis of Financial Condition
 and Results of Operations.........................................      6
McGladrey & Pullen, LLP Independent Auditors' report...............      23
Consolidated Financial Statements..................................      24
Notes to Consolidated Financial Statements.........................      29
Common Stock Information...........................................      57
Directors and Executive Officers...................................      58
Corporate Information..............................................      59

Dear Fellow Shareholder:

It is with great pride that we present to you the First Bancshares Annual Report for the fiscal year ended June 30, 2007. This past year has been one of transition and tremendous challenge for our employees and senior management, and the result was a profitable one. We believe we have taken the steps necessary for continued future growth and profitability. We would like to take this opportunity to outline five factors which contributed to the improvements in our performance; they are: 1) additions to the management and the Board of Directors, 2) improvements in our lending operations and asset quality, 3) enhancements and increases in earnings, and controlling expenses and spending, 4) focus on resolving regulatory issues, and 5) product development and market growth.

Our efforts resulted in an improvement in our results of operations for the year ended June 30, 2007. To summarize, the Company had a net profit for the year ended June 30, 2007 of $272,000, or $0.18 per diluted share, compared to a net loss of $173,000, or $0.11 per diluted share, for the year ended June 30, 2006.

The first area of improvement was the addition and replacement of the entire senior management team including the President and Chief Executive Officer, the Chief Operating Officer, Chief Financial Officer, Senior Lender, Chief Credit Officer, and the Compliance Officer. The new executive management team has over 135 years of combined commercial banking and savings and loan experience. We enhanced our positions in human resources, information technology, and bookkeeping as well as by adding a branch coordinator and a Controller. We instituted an internal loan review to enhance our underwriting. We recognize the importance of depth of knowledge and experience and we will continue to work on augmenting our banking team. In addition, we added one new board member and an advisory board member, both with extensive banking backgrounds, and we have formed board committees, to provide improved oversight.

Another goal was to improve our lending operations and asset quality, decrease our classified assets and to improve our lending policy and procedures. We resolved numerous loan delinquencies and obtained proper evaluations of collateral and also corrected a number of loan documentation errors. As a result of our efforts, the number of delinquent loans in the portfolio has decreased. This is not to suggest that we do not have additional problem loans in the portfolio, but that we believe we have improved our underwriting and oversight. We have established better policies and training for all lending staff. Internal loan reviews by our Chief Credit Officer, our Compliance Officer and our loan processing and administration staff have significantly improved our underwriting. We are analyzing the types of investments we need and are utilizing models to test profitability under various interest rate scenarios.

Another area that needed attention was the reduction of expenses and enhancement of revenue, especially in the branch network. We have begun increasing revenue by reviewing, among other things, interest income and non interest income. While interest expense was increasing, non-interest income was declining. Based on our new strategy this is reversing. By creating and adopting budgets and a proper business plan, we have established goals and targets to increase earnings. We have adjusted our loan and deposit rates to be competitive while with the goal of improving the margin for the Bank. We have developed strategies in pricing our products and services to bring our fee income in line with fee income of our peer group banks. We have set goals and levels of achievement for all department managers, and we will measure them in the future based on our branch profitability. Our expansion into the Springfield, Missouri market has helped increase our interest rate spread by allowing for higher loan rates and increased loan originations. We initiated a secondary market residential lending department in Springfield in March 2007. This has been successful as a result of our ability to attract experienced mortgage staff. The secondary market residential mortgage division has realized a profit since its inception and has been a much needed source of non-interest income.

Resolving regulatory issues has been an important focus of senior management. In particular, we have been working diligently to resolve the regulatory issues that resulted in a Memorandum of Understanding ("MOU") that was imposed on the Bank in December 2006 by the Office of Thrift Supervision ("OTS"). Our senior management made this a top priority and, by May 2007, we had completed the process of addressing the issues raised by the MOU, with the exception of the development of a three year business plan. The business plan is due to the OTS at the end of October 2007, and is on schedule for timely completion. We look forward to the next exam, and our goal is to have the MOU lifted by or soon after the end of calendar 2007.

A very important goal and key to our success is product development and becoming a market leader. For the past 12 months our success was enhanced by the introduction and installation of basic bank products that gave us an advantage over competition. We were the first in many of our market areas to offer "E" checking, enhanced Free checking, a higher rate money market savings account, enhanced debit card programs, merchant capture and cash management for our growing number of business accounts.

We initially opened our facility in Springfield in May of 2006 as a loan production office, with three employees. It has been expanded to a full service banking facility with over 10 employees. Our loans and deposits have grown tremendously, and we have shown that by employing talented people in a new market, the Bank can achieve profitability in one year. In the first year of operation, the Springfield branch has surpassed some of our branches in smaller markets in total deposits, and it has also surpassed many of our branches in loan growth. We are very proud of our Springfield office and, while no specific plans have as yet been developed, we look forward to additional branches in Springfield in the future. We will continue to look at new markets to expand our customer base and improve net income and earnings per share.

Fiscal 2007 was a far better year than the fiscal 2006, and we look forward to an even better 2008. Thanks for your continued support and understanding as we try to bring stability and growth to your Company.

Sincerely,

Daniel P Katzfey
President and Chief Executive Officer
First Bancshares, Inc.
President and Chief Executive Officer
First Home Savings Bank

Business of the Company

First Bancshares, Inc. ("Company"), a Missouri corporation, was incorporated on September 30, 1993 for the purpose of becoming the holding company for First Home Savings Bank ("First Home" or the "Savings Bank") upon the conversion of First Home from a Missouri mutual to a Missouri stock savings and loan association. That conversion was completed on December 22, 1993. At June 30, 2007, the Company had total consolidated assets of $241.3 million and consolidated stockholders' equity of $26.5 million.

The Company is not engaged in any significant business activity other than holding the stock of First Home. Accordingly, the information set forth in this report, including the consolidated financial statements and related data, applies primarily to First Home. The Company has been involved in the ownership of real estate, held for the purpose of generating rental revenue. During fiscal 2007, other similar real estate that had been held by First Home's subsidiary, Fybar Service Corporation, was transferred to the Company. This was done as a result of the memorandum of understanding entered into in December 2006 by First Home and the Office of Thrift Supervision (the "OTS") following the OTS' most recent examination of the Savings Bank.. The Company has begun the process of divesting its real estate holdings.

First Home is a Missouri-chartered, federally-insured stock savings bank organized in 1911. The Savings Bank is regulated by the Missouri Division of Finance and the Office of Thrift Supervision ("OTS"). Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. First Home also is a member of the Federal Home Loan Bank ("FHLB") System.

First Home conducts its business from its home office in Mountain Grove and ten full service branch facilities in Marshfield, Ava, Gainesville, Sparta, Theodosia, Crane, Galena, Kissee Mills, Rockaway Beach, and Springfield, Missouri. The Springfield, Missouri office was opened in July 2006. In addition to the branch offices, during fiscal 2007, the First Home opened a loan origination office in Springfield, Missouri. First Home provides its customers with a full array of community banking services and is primarily engaged in the business of attracting deposits from, and making loans to, the general public, including individuals and small to medium size businesses. First Home emphasizes the origination of one-to-four family residential mortgage loans along with multi-family residential, consumer, commercial and home equity loans. First Home also invests in mortgage-backed, United States Government and agency securities and other assets.

At June 30, 2007, First Home's total gross loans were $161.5 million, or 66.9% of total consolidated assets, including residential mortgage loans of $86.5 million, or 53.6% of total gross loans and other mortgage loans of $54.3 million, or 33.6% of total gross loans. Of the mortgage loans, over 72.6% are adjustable-rate loans.

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

                                                At June 30,
                               -----------------------------------------------
                                  2007     2006     2005       2004     2003
                               --------- -------- --------- --------- --------
                                                     (In thousands)
FINANCIAL CONDITION DATA:
Total assets                  $ 241,331 $ 228,395 $ 244,007 $ 264,978 $268,542
Loans receivable, net           158,993   141,987   158,143   166,259  176,707
Cash, interest-bearing
 deposits and securities         65,498    69,007    68,600    81,971   75,349
Customer deposits               190,090   179,141   187,143   207,247  211,664
Retail repurchase agreements      2,103         -         -         -        -
Borrowed funds                   22,000    22,000    28,394    29,121   29,352
Stockholders' equity             26,468    26,291    26,817    27,276   26,404


                                              Years Ended June 30,
                               -----------------------------------------------
                                  2007     2006     2005       2004     2003
                               --------- -------- --------- --------- --------
                                  (In thousands, except per share information)
OPERATING DATA:

Interest income               $  13,724 $  12,913 $  13,265 $  13,735 $ 15,486

Interest expense                  7,354     5,987     5,091     5,727    7,098
                              --------- --------- --------- --------- --------
Net interest income               6,370     6,926     8,174     8,008    8,388

Provision for loan losses           426     1,520     2,333       340      427
                              --------- --------- --------- --------- --------
Net interest income after
 provision for loan losses        5,944     5,406     5,841     7,668    7,961
Impairment of and gains/
 (losses) on securities             177      (421)       (4)      178       27
Non-interest income, excluding
 gains/(losses) on securities     2,127     1,902     2,911     2,310    1,877
Non-interest expense              8,094     7,151     7,415     6,744    6,357
                              --------- --------- --------- --------- --------
Income (loss) before taxes          154      (264)    1,333     3,412    3,508

Income tax expense (benefit)       (118)      (91)       16     1,065    1,264
                              --------- --------- --------- --------- --------
Net income (loss)             $     272 $    (173)$   1,317 $   2,347 $  2,244
                              ========= ========= ========= ========= ========
Basic earnings (loss) per
 share                        $    0.18 $   (0.11)$    0.83 $    1.42 $   1.37
                              ========= ========= ========= ========= ========
Diluted earnings (loss) per
 share                        $    0.18 $   (0.11)$    0.83 $    1.42 $   1.35
                              ========= ========= ========= ========= ========
Dividends per share           $    0.08 $    0.16 $    0.16 $    0.16 $   0.16
                              ========= ========= ========= ========= ========

                                      At or For the Years Ended June 30,
                                 ---------------------------------------------
                                   2007     2006      2005      2004     2003
                                 --------  -------  --------  -------- -------
KEY OPERATING RATIOS:

Return on average assets            0.09 %    NA %    0.51 %   0.87 %   0.85 %
Return on average equity            0.77      NA      4.60     8.49     8.68
Average equity to average
 assets                            11.32   11.52     11.10    10.22     9.77
Interest rate spread for period     2.71    2.96      3.31     3.04     3.13
Net interest margin for period      3.01    3.21      3.48     3.22     3.37
Non-interest expense to average
 assets                             3.46    2.99      2.88     2.49     2.41
Average interest-earning assets
 to interest-bearing liabilities  108.66  108.98    108.01   107.16   108.50
Allowance for loan losses to
 total loans at end of period       1.59    1.67      1.74     0.73     0.63
Net charge-offs to average loans
 outstanding  during the period     0.14    1.29      0.44     0.14     0.09
Ratio of non-performing assets to
 total assets                       1.47    0.59      2.21     1.02     1.34
Ratio of loan loss allowance to
 non-performing assets             79.08  184.52     52.93    45.98    41.66
Dividend payout ratio              44.44      NA     19.28    11.27    11.68


                                                    June 30,
                                 ---------------------------------------------
OTHER DATA:                        2007     2006      2005      2004    2003
                                 --------  -------  --------  -------- -------

Number of:
 Loans outstanding                 3,450   3,644     4,263    4,771    5,296
 Deposit accounts                 23,983  24,724    25,021   25,419   25,565
 Full service offices                 11      10        10       10       10

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

Management's Discussion and Analysis ("MD&A") and other portions of this report contain certain "forward-looking statements" that may relate to the Company's expected future financial results, strategic plans or objectives. These statements are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company and the Savings Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Company undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: the credit risks of lending activities, including changes in the level and direction of loan delinquencies, other loans of concern, loan write-offs and changes in estimates of the adequacy of the allowance for loan losses; competitive pressures among depository institutions; interest rate movements and their impact on customer behavior and net interest margin; the impact of repricing and competitor pricing initiatives on loan and deposit products; the ability to adapt successfully to technological changes to meet customers' needs and development in the marketplace; our ability to access cost-effective funding; changes in financial markets; changes in economic conditions in general and particularly as related to our market areas; new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; the outcome of litigation; limitations on our future business activities resulting from the Memorandum of Understanding between the Savings Bank and the Office of Thrift Supervision entered into on December 1, 2006; changes in accounting principles, policies or guidelines; the economic impact of any terrorist actions on our loan originations and loan repayments; and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

Corporate Developments and Overview

During the quarter ended December 31, 2006, the Savings Bank entered into a memorandum of understanding ("MOU") with the Office of Thrift Supervision (the "OTS"). The MOU resulted from issues noted during the examination of the Bank conducted by the OTS, the report on which was dated in July 2006, and included deficiencies in lending policies and procedures, recent operating losses, and the need to revise both the business plan and the budget to enhance profitability. The corrective actions required to be taken by the Bank under the MOU include, among others: (1) developing procedures concerning ongoing credit administration and monitoring; (2) continuing to identify, track and correct credit and collateral documentation exceptions and loan policy exceptions; (3) preparing and submitting to the Bank's Board of Directors an accurate and complete loan-to-one borrower report; (4) preparing and updating, where appropriate, a workout plan for each classified asset over $250,000; (5) adopting a revised loan loss allowance policy; (6) amending the Bank's appraisal policy to require written review of all appraisals prior to final loan approval; (7) adopting a revised loan policy that provides for underwriting guidelines, loan documentation, and credit administration procedures for unsecured loans; (8)either request the consent of the FDIC for the Savings Bank's subsidiary, FYBAR Service Corporation, to hold real estate for investment or approve a plan for divestiture of such investment by June 30, 2007; (9) implementing corrective actions with respect to the previously conducted independent information technology audit; and (10) preparing, adopting and submitting to the OTS a comprehensive three year business plan and budget. The Company believes that, except for the development of the three-year business plan, for which an extension to October 31, 2007 was granted by the OTS, the Savings Bank has satisfactorily addressed all of the issues raised by the MOU. During July 2007, the OTS performed an on-site review of the progress made on the resolving the issues discussed in the MOU. The Savings Bank will not receive a formal report from the OTS on the results of this review.

During the first half of fiscal 2007, there were several changes in composition of senior management of both the Company and the Savings Bank. In November 2006, Ronald J. Walters was named Chief Financial Officer of both the Company and the Savings Bank, replacing the former Chief Financial Officer who departed in September 2006. In December 2006, James W. Duncan resigned as President and Chief Executive Officer of both the Company and the Savings Bank. Daniel P. Katzfey, Executive Vice President and Chief Lending Officer, was named Interim President and CEO. On January 19, 2007, Mr. Katzfey became President and Chief Executive Officer of both the Company and the Savings Bank. The Boards of Directors of the Company and the Savings Bank were expanded in connection with the addition of a sixth person and the appointment of an advisory director. During the quarter ended March 31, 2007, Mr. Duncan resigned as a director of both the Company and the Bank, and Mr. Katzfey was appointed to both boards.

As the result of the senior management changes and the MOU, , and other changes in products, operations and procedures, the Savings Bank needed to fill several positions, including Chief Lending Officer, credit analyst and controller. In March 2007, Mr. Dale W. Keenan was named Executive Vice President and Senior Loan Officer of the Savings Bank, and John K. Francka was named Senior Vice President-Chief Credit Officer of the Savings Bank. Both Messrs. Keenan and Francka have extensive experience in lending and management. In addition, Jeffrey Palmer was named Controller of the Savings Bank.

During the quarter ended March 31, 2007, the Savings Bank obtained permission from the State of Missouri to open a loan production office in Springfield, Missouri. This office, which was established primarily to originate single family mortgage loans for sale to the secondary market, complements the full-service branch office opened in Springfield in July 2006. The Savings Bank has added two originators, two loan processors and an individual whose responsibility is packaging the loans for delivery to and tracking receipt of funding from the companies on whose behalf the loans were made. All loan production office personnel have extensive experience in the origination of single-family mortgage loans for sale in the secondary market. Since the loans involved are originated on behalf of other parties, the servicing rights belong to the other parties as well, unless the terms of the sale provide for the retention of servicing rights by the Savings Bank. In its loan sale activity to date, the Savings Bank has not retained servicing rights.

The Savings Bank has continued to seek opportunities to reduce its non-interest expense and improve customer service through the utilization of technology. At the beginning of fiscal year 2007, the Savings Bank went from manual posting of all customer transactions to branch capture with electronic settlement with the Federal Reserve. This eliminated courier expenses to route checks and other items from the branches to the Mountain Grove office, and to the Federal Reserve. In addition, the Bank also utilized imaging features of branch capture, along with auto-mail technology, to bring customer statement processing in-house. Third party processing costs and related courier expenses were eliminated, postage expense decreased, and statement delivery time to customers decreased from approximately three weeks to three days.

During the quarter ended March 31, 2007, the Savings Bank began to extend this technology to business customers with high volumes of check deposits, allowing for remote image capture with equipment located at the customer facilities. In addition, remote image capture provides a powerful marketing tool when calling on prospective customers.


Operating Strategy

The primary goals of management are to reduce and manage risk, improve profitability and promote the growth of the Company. Operating results depend primarily on net interest income, which is the difference between the income earned on interest-earning assets, consisting of loans and securities, and the cost of interest-bearing liabilities, consisting of deposits and borrowings. Net income is also affected by, among other things, provisions for loan losses and operating expenses. Operating results are also significantly affected by general economic and competitive conditions, primarily changes in market interest rates, governmental legislation and policies concerning monetary and fiscal affairs and housing, as well as, by other financial institutions and the actions of the regulatory authorities. Management's strategy is to strengthen First Home's presence in, and expand the boundaries of, its primary market area.

Management has implemented various general strategies with the intent of improving profitability while maintaining, and as necessary, improving safety and soundness. Primary among those strategies are, to the extent that market conditions allow, increasing the volume of originated one-to-four family loans, actively seeking high quality commercial real estate loans, continuing improvement in, and maintaining, asset quality, and managing interest-rate
risk.    Since the start-up of the loan origination office in Springfield,
Missouri in March, 2007, most of the fixed-rate, single-family mortgages originated by the Company have been sold to third parties, while adjustable rate loans are retained in portfolio. This is consistent with First Home's historical general practice of primarily being an adjustable rate lender. It is anticipated, subject to market conditions, that no changes will be made in these strategies.

Lending. Historically, First Home predominantly originated one-to-four family residential loans. One-to-four family residential loans were 55% of the mortgage loans originated during fiscal year 2007, compared with 73% of the mortgage loans originated during fiscal 2006. At June 30, 2007, residential mortgage loans as a percent of the Savings Bank's total gross loan portfolio were approximately 54% compared to approximately 55% at June 30, 2006. First Home has gradually increased its commercial real estate loan originations within its traditional lending territory over the past six years from 20% of loan originations for the year ended June 30, 2001 to approximately 27% of loan originations for the year ended June 30, 2006 to almost 41% of loan originations for the year ended June 30, 2007. It is anticipated that this trend will continue for the foreseeable future as the Savings Bank enters new markets and develops new products.

Asset Quality. Asset quality remains a significant concern of management and the Company's Board of Directors. The Savings Bank's asset quality is monitored and measured using various benchmarks. The two key items are non-performing loans and classified loans. Non-performing loans consist of non-accrual loans, loans past due over 90 days and impaired loans not past due or past due less than 60 days. Classified loans are loans internally identified as having greater credit risk and requiring additional monitoring. Past due loans (i.e. loans 30-89 days delinquent) at June 30, 2007 were 3.44% of the total loan portfolio and included 1.72% of total residential loans,

5.77% of total commercial real estate loans, 15.11% of total commercial business loans and 2.22% of total consumer loans.

  The table below shows the risk classification of the Savings Bank's loan portfolio at the dates indicated. Non-performing loans increased by $2.4 million to $3.2 million at June 30, 2007 from $844,000 at June 30, 2006. The increase in non-performing loans was due in large part to five non-accrual loans involving two borrowers. In one case, there are four loans totaling over $1.6 million where the borrower has filed for protection under the bankruptcy laws. While reorganization was the stated goal in bankruptcy, the situation evolved to the point where liquidation is the most probable outcome. The other loan, with a balance of $512,000 has proceeded to liquidation as well. Classified loans decreased by $4.0 million, or 48%, to $4.3 million at June 30, 2007 compared to $8.3 million at June 30, 2006. This decrease is the result of efforts by management to encourage borrowers to take the steps necessary to resolve issues with their loans before the issues become insurmountable. Stricter internal policies relating to the identification and monitoring of problem loans have been beneficial in reducing classified loans.
 In addition to the classified loans, the Savings Bank has identified an additional $4.8 million of credits at June 30, 2007 on its internal watch list including $3.0 million, $805,000, $989,000 and $96,000 of commercial real estate, commercial business, one-to-four family and consumer loans, respectively. Management has identified these loans as high risk credits and any deterioration in their financial condition could increase the classified loan totals

Asset quality: (in thousands)

                                   At or for the
                                 Year Ended June 30,
                                ----------------------
                                 2007          2006
                                -------       --------
Non-performing assets:
----------------------
 Past due over 90 days          $   359       $      3
 Non-accrual loans                2,889            841
 Other                                -              -
                                -------       --------
 Total non-performing loans       3,248            844
 Real estate owned                  291            497
                                -------       --------
 Total non-performing assets    $ 3,539       $  1,341
                                =======       ========
Classified loans:
-----------------
 Loss                           $     -       $      -
 Doubtful                           101            686
 Substandard                      4,176          5,898
                                -------       --------
   Sub total                      4,277          6,584
 Special mention                      -          1,681
                                -------       --------
   Total classified assets        4,277          8,265
   Total watch list credits       4,843              -
                                -------       --------
   Total loans of concern       $ 9,120       $  8,265
                                =======       ========

 Net charge-offs                 $  208        $ 1,897
                                 ======        =======
 Provision for loan losses       $  426        $ 1,520
                             ======        =======

  The Savings Bank's provision for loan losses for the year ended June 30, 2007 decreased $1.1 million to $426,000 from $1.5 million for the year ended June 30, 2006. This was a return to a more typical provision following significantly higher provisions in both fiscal 2006 and 2005.

Managing Interest-Rate Risk. First Home has relied primarily on adjustable interest rate loans and short-term fixed-rate loans to manage the inherent risks of interest rate changes. During fiscal 2006, in order to compete in the current interest rate environment, First Home began offering long-term fixed rate mortgages to borrowers with good credit quality. With the aim of mitigating risk on these long-term fixed rate products, management monitors the number, outstanding balance and other amounts related to these loans to determine when changes should be made to the terms of the loans offered. While a small number of fixed-rate loans are retained in portfolio, most fixed rate loans originated since the opening of the loan origination office have been originated for sale in the secondary market. Management also utilizes FHLB advances with terms that correspond with the terms of the loan products.

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

          Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Management of the Savings Bank assesses the allowance for loan losses on a monthly basis, through the analysis of several different factors including delinquency, charge-off rates and the changing risk profile of the Company's loan portfolio, as well as local economic conditions such as unemployment rates, bankruptcies and vacancy rates of business and residential properties.

Management believes that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period. This may require management to make assumptions about losses on loans; and the impact of a sudden large loss could require increased provisions, which would negatively affect earnings.

The allowance for loan losses is evaluated on a regular basis by management and is based on management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

Comparison of Financial Condition at June 30, 2007 and June 30, 2006

General. The most significant change in the Company's financial condition during the year ended June 30, 2007 was an increase in net loans receivable of $17.0 million. This increase was funded primarily by an increase of $10.9 million in deposits and $2.1 million in customer funds invested in retail repurchase agreements, which the Savings Bank began to offer in December 2006.

Total Assets. Total assets increased $12.9 million, or 5.7%, to $241.3 million at June 30, 2007 from $228.4 million at June 30, 2006. The increase was primarily attributable to a $17.0 million increase in loans receivable which was partially offset by a decrease of $3.5 million in cash, certificates of deposit and securities.

Cash and Cash Equivalents. Cash and cash equivalents was $21.0 million at June 30, 2007 compared to $23.5 million at June 30, 2006, a decrease of $2.4 million, or 10.4%. The decrease was the result of using available cash to fund loan growth, which exceeded the growth of deposits and the funds provided by the introduction of retail repurchase agreements. Additionally, during the year the Savings Bank re-evaluated and reduced the level of cash on hand in the main office and the branch offices.

Certificates of Deposit. Certificates of deposit purchased as investments decreased $3.1 million to $747,000 at June 30, 2007 from $3.8 million at June 30, 2006. As certificates of deposit purchased matured during the year ended June 30, 2007, the proceeds were used to fund loans and purchase mortgage-backed securities.

Securities. Securities increased $2.0 million to $42.1 million at June 30, 2007 from $40.1 million at June 30, 2006. Proceeds from the sales, maturities, calls and prepayments on securities were reinvested, along with other excess funds, primarily in mortgage-backed securities. The available-for-sale portfolio increased by $10.4 million, or 50.0%, to $31.3 million at June 30, 2007 from $20.9 million at June 30, 2006. The held to maturity portfolio decreased by $8.4 million, or 43.9%, to $10.8 million at June 30, 2007 from $19.2 million at June 30, 2006. This change was the result of a decision to allow the held to maturity portfolio to run off through maturities while new purchases were categorized as available-for-sale, providing the greatest level of flexibility in the investment portfolio.

Loans Receivable. Net loans receivable increased from $142.0 million at June 30, 2006 to $159.0 million at June 30, 2007. The $17.0 million, or 12.0%, increase was the result of loan originations exceeding paydowns and payoffs on loans. Real estate loan originations increased by $16.1 million, or 42.2%, to $54.3 million for the year ended June 30, 2007 compared to $38.2 million for the year ended June 30, 2006. Commercial real estate, multi-family and land loan originations increased by $13.9 million, while one-to-four family loan originations increased by $2.2 million. Fiscal 2007 saw the reversal of the declines in the Savings Bank's outstanding loan total that had taken place over the previous five years.

Non-accrual Loans. Non-accrual loans increased from $841,000 at June 30, 2006 to $2.9 million at June 30, 2007. The increase in non-accrual loans between June 30, 2006 and June 30, 2007 was due in large part to five loans involving two borrowers. In one case, four loans totaling over $1.6 million were put on non-accrual when the borrower filed for protection under the bankruptcy laws. While reorganization was the stated goal in bankruptcy, the situation evolved to the point where liquidation is the most probable outcome. The other loan, with a balance of $512,000 has proceeded to liquidation as well. The allowance for loan losses was increased to cover the anticipated shortfall between the loan balances and the Small Business Administration guarantees and anticipated proceeds from liquidation of both the real estate and other collateral.

Non-performing Assets. Non-performing assets increased $2.2 million from $1.3 million at June 30, 2006 to $3.5 million at June 30, 2007. At June 30, 2007, the ratio of non-performing assets to total assets was 1.47% compared to 0.59% at June 30, 2006. The Savings Bank's non-performing loans consist of non-accrual loans and past due loans over 90 days. Non-performing assets also include real estate owned and other repossessed assets.

The Savings Bank has identified an additional $4.8 million of credits at June 30, 2007 on its internal watch list including $3.0 million, $805,000, $989,000 and $96,000 of commercial real estate, commercial business, one-to-four family and consumer loans, respectively. Management has identified these loans as high risk credits and any deterioration in their financial condition could increase the classified loan totals.

Deposits. Deposits increased $10.9 million, or 6.1%, to $190.1 million at June 30, 2007 from $179.2 million at June 30, 2006. The single most important factor in the increase in deposits was the introduction in December 2006 of a money market savings product. The money market savings account had $36.3 million in balances at June 30, 2007, while regular savings decreased $10.8 million, checking and money market accounts, decreased $13.9 million and certificates of deposit decreased $7.9 million. The rates paid by the Savings Bank on deposits, with the exception of special offerings and specifically designed accounts, usually fall in the middle of the range of rates offered by the Savings Bank's competitors.

Retail Repurchase Agreements and Borrowings. In December 2006, the Savings Bank began to offer retail repurchase agreements. This was done to provide an additional product for its existing customer base and to attract new customers who would find the product beneficial. Customers with large balances in checking accounts benefit by having those balances which exceed a predetermined level "swept" out of the checking account and into a retail repurchase account. The repurchase account earns interest at a floating market rate and is uninsured. However, the balance is collateralized by designated investment securities of the Savings Bank. At June 30, 2007, the balances of retail repurchase agreements totaled $2.1 million. Advances from the Federal Home Loan Bank of Des Moines were $22.0 million at both June 30, 2007 and June 30, 2006. During the year the Savings Bank borrowed an additional $3.0 million from the Federal Home Loan Bank of Des Moines and a $3.0 million callable advance was called. There was no other borrowed money during the year ended June 30, 2007.

Stockholders' Equity. Stockholders' equity was $26.5 million at June 30, 2007 compared to $26.3 million at June 30, 2006. The $178,000 increase was the result of net income of $272,000 and an increase in paid-in-capital of $84,000, which resulted from the implementation of FASB 123R in regard to stock based compensation. These increases were partially offset by the payment of dividends of $124,000, or $0.08 per share, the repurchase of the Company's common shares totaling $27,000, and a $27,000 addition to net unrealized losses on securities. At June 30, 2007, there were 1,550,815 shares of stock outstanding compared to 1,552,480 shares outstanding at June 30, 2006. The decrease in the Company's outstanding shares is the result of the Company's stock repurchases. The book value per share increased to $17.07 at June 30, 2007 from $16.93 at June 30, 2006.

Comparison of Operating Results for the Years Ended June 30, 2007 and June 30, 2006

Net Income. Net income increased $445,000 from a net loss of $173,000 for the fiscal year ended June 30, 2006 to net income of $272,000 for the fiscal year ended June 30, 2007. The increase was primarily attributable to an $823,000 increase in non-interest income and a $1.1 million decrease in provision for loan losses. These items were partially offset by a decrease of $556,000 in net interest income and an increase in non-interest expense of $943,000.

Net Interest Income. Net interest income decreased $556,000, or 8.0%, to $6.4 million for the fiscal year ended June 30, 2007 from $6.9 million for the fiscal year ended June 30, 2006. Total interest expense increased $1.4 million, while total interest income increased by $812,000.

Interest Income. Interest income increased $812,000, or 6.3%, to $13.7 million for the fiscal year ended June 30, 2007, from $12.9 million for the fiscal year ended June 30, 2006. Interest income on loans receivable increased by $532,000, or 5.1%, to $10.9 million for the fiscal year ended June 30, 2007 from $10.4 million for the fiscal year ended June 30, 2006. During the year ended June 30, 2007, the average balance of net loans outstanding increased $4.6 million, or 3.1%, to $152.2 million from $147.5 million for the fiscal year ended June 30, 2006. In addition, the yield on net loans outstanding increased to 7.19% in fiscal 2007 from 7.06% in fiscal 2006, due to origination of loans at higher market rates.. Total originations of loans were $81.7 million, while repayments on loans were $60.6 million.

Interest income from securities increased $133,000, or 7.4% to $1.9 million for the year ended June 30, 2007 from $1.8 million for the year ended June 30, 2006. The increase was the result of an increase in the yield on securities to 4.46% for fiscal 2007 from 3.70% for fiscal 2006, which was partially offset by a decrease of $5.2 million, or 10.8%, in the average balance of securities to $43.2 million in fiscal 2007 from $48.5 million in fiscal 2006.

Interest income from other interest-earning assets (primarily overnight funds) increased $147,000, or 20.7%, to $853,000 for the fiscal year ended June 30, 2007 from $706,000 for the fiscal year ended June 30, 2006. The increase is attributable to an increase in the yield on other interest-earning assets from 3.57% for the year ended June 30, 2006 to 5.33% for the year ended June 30, 2007, which was partially offset by a decrease in the average balance of other interest-earning assets from $19.8 million in fiscal 2006 to $16.0 million during fiscal 2007.

Interest Expense. Interest expense for the fiscal year ended June 30, 2007 increased $1.4 million, or 22.8%, to $7.4 million from $6.0 million for the fiscal year ended June 30, 2006. Expense on interest-bearing customer deposits increased by $1.5 million, or 34.2%, to $5.9 million for fiscal 2007 from $4.4 million for fiscal 2006. This increase was the result of an increase in the average rate paid on deposits to 3.50% for the fiscal year ended June 30, 2007 from 2.60% for the fiscal year ended June 30, 2006. The increase in the average cost of deposits was the result of increased short-term interest rates during fiscal 2007, maturities of lower costing time deposits and the money market savings product, which the Savings Bank began to offer in December 2006.

The Savings Bank added retail repurchase agreements to its product mix during fiscal 2007 which resulted in interest expense of $21,000 for the year. Interest expense on other interest-bearing liabilities decreased $170,000, or 10.9%, to $1.4 million for the fiscal year ended June 30, 2007 from $1.6 million for the fiscal year ended June 30, 2006. The decrease was the result of a decrease of $3.8 million in the average balance of other interest bearing liabilities from $27.8 million for fiscal 2006 to $24.1 million for fiscal 2007, which was partially offset by an increase in the average cost of these liabilities from 5.59% in fiscal 2006 to 5.76% in fiscal 2007.

Provision for Loan Losses. The provision for loan losses decreased $1.1 million, or 72.0%, to $426,000 for the fiscal year ended June 30, 2007 from $1.5 million for the fiscal year ended June 30, 2006. As the result of increasing problem loans beginning in fiscal 2005, the Savings Bank was required to significantly increase the allowance for loan losses. The allowance for loan losses was $2.5 million, or 1.67%, of gross loans at June 30, 2006 compared to $2.7 million, or 1.59%, of gross loans at June 30, 2007. Loan charge-offs, net of recoveries, of First Home originated loans was $208,000 for the fiscal year ended June 30, 2007 compared to $1.9 million for the fiscal year ended June 30, 2006. The decrease in net loan losses was the result of many of the loans identified as problems in fiscal 2005 having been charged off during fiscal year 2006.
Most of the increase in non-accrual loans during the year ended June 30, 2007 was in loans with SBA guarantees.

Non-interest Income. Non-interest income increased $823,000, or 55.6%, to $2.3 million for the fiscal year ended June 30, 2007 compared to $1.5 million for the fiscal year ended June 30, 2006. During fiscal 2007 the Company recorded profit on the sale of securities available-for-sale of $177,000 and gains on the sale of property and equipment and real estate owned of $58,000 compared to losses of $161,000 and $380,000 in these categories, respectively, in fiscal 2006. Additionally, there was a provision for an other-than-temporary impairment of available-for-sale securities of $260,000 recorded in fiscal 2006 which did not recur in fiscal 2007. The Savings Bank opened a loan origination office in March 2007 and, as a result of its operations, recorded gain on the sale of loans of $139,000 in fiscal 2007.
The Company does not expect income from loan sale activities to increase significantly in the near term, and such income may decrease, due to the currently unfavorable conditions in the secondary market for mortgage loans. These increases were offset by write downs of $271,000 in the carrying value of real estate held for investment. These write downs were based on updated real estate appraisals. The new appraisals were required in order to begin to market the properties. Additionally, there were decreases of $71,000, $3,000 and $8,000 in service charges and other fee income, income from bank owned life insurance and other non-interest income, respectively.

Non-interest Expense. Non-interest expense increased $943,000, or 13.2%, to $8.1 million for the fiscal year ended June 30, 2007 from $7.2 million for the fiscal year ended June 30, 2006.

Compensation and employee benefits increased $314,000, or 7.9%, to $4.3 million for the fiscal year ended June 30, 2007 from $4.0 million for the fiscal year ended June 30, 2006. Compensation increased by $530,000 due to staffing the new branch and the loan production office, and additional staffing at senior level positions. During the fiscal year ended June 30, 2007, the Company began to account for stock based compensation under FASB 123R, which requires expense to be recorded through the income statement. This resulted in an increase of $85,000 in compensation and benefits. These increases were partially offset by reductions of $211,000 and $180,000 in defined benefit pension plan expense and group health insurance costs, respectively. The decrease in defined benefit pension plan expense was the result of freezing the plan in March 2006, which reduced the annual contribution to administrative costs and significantly lowered funding requirements. The decrease in health insurance costs was the result of requiring employees to pay for a portion of the monthly cost of their coverage. In addition to these decrease, the amount of compensation deferred under FASB 91 as part of the cost of loan origination increased due to the increase in loan volume in fiscal 2007 compared to fiscal 2006

Occupancy and equipment expense for the fiscal year ended June 30, 2007 increased $422,000, or 38.2%, to $1.5 million from $1.1 million during the fiscal year ended June 30, 2006. The increase was partially attributable to the opening of a new branch office in July 2006 and a loan production office in March 2007. Both facilities are located in Springfield, Missouri and both are leased. In addition, the Savings Bank has addressed some maintenance issues at the main office and the other branches. Upgrades and additions in computer hardware and software also resulted in increased costs, either directly or through increases in depreciation expense.

Professional fees increased $285,000, or 106.3%, from $268,000 in fiscal 2006 to $554,000 in fiscal 2007. This resulted from the use of an outside accounting firm to handle monthly closing of books, reporting and other tasks during a two month period when the Company was without a CFO and incurred higher legal and auditing costs.

Customer account processing fees (check processing expenses incurred by the Savings Bank) of $289,000 in fiscal 2006 were eliminated with the installation of the check imaging system at the end of June 2006. In addition, there was a savings of $58,000 in courier expenses which were also eliminated by check imaging.

Deposit insurance premiums decreased $2,000 as a result of lower balances in customer deposits at the calculation dates for these semi-annual assessments. Most of the deposit growth occurred in the second half of fiscal 2007. Deposit insurance costs during fiscal 2008 are anticipated to increase by approximately five times over fiscal 2007, without considering deposit growth. This is the result of increased assessments by the FDIC.

Other non-interest expense increased $212,000, or 14.4%, including increases of $106,000, $71,000, $35,000 and $29,000 in office supplies, computer data lines, printing costs and employee education, respectively. These items related to additional facilities, changes in procedures and upgrades in computer technology.

Income Taxes. Income tax benefit for the fiscal year ended June 30, 2007 increased $26,000 to a benefit of $117,000 from a benefit of $91,000 for fiscal 2006.

Net Interest Margin. Net interest margin for the fiscal year ended June 30, 2007 was 3.01% compared to 3.21% for the fiscal year ended June 30, 2006. The decrease was the result of the cost on interest-bearing liabilities increasing more rapidly than the yield on interest-earning assets. While the ratio of interest-earning assets to interest-bearing liabilities remained almost unchanged during fiscal 2007 compared to fiscal 2006, the interest rate spread between interest-earning assets and interest-bearing liabilities decreased 0.25% from 2.96% to 2.71%.

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

                                      Years Ended June 30,
                     ---------------------------------------------------------
                                   2007                        2006
                     ---------------------------- ----------------------------
                                Interest                     Interest
                      Average      and     Yield/  Average      and     Yield/
                     Balance(2) Dividends   Cost  Balance(2) Dividends   Cost
                     ---------- ---------   ----  ---------- ---------   ----
                                       (Dollars in thousands)
Interest-earning
assets:
  Loans(1)           $152,182   $10,945     7.19%  $147,536   $10,413    7.06%
  Securities           43,229     1,927     4.46     48,463     1,793    3.70
  Other                15,999       853     5.33     19,762       706    3.57
                     --------    ------            --------    ------
     Total interest-
      earning assets  211,410    13,725     6.49    215,761    12,912    5.98

Non-interest earning
assets
  Office properties
   and equipment, net   8,075                         5,779
  Real estate, net        325                         2,766
  Other non-interest
    earning assets     14,332                        14,576
                     --------                      --------
     Total assets    $234,142                      $238,882
                     ========                      ========

Interest-bearing liabilities:
  Savings and Money
   Market savings
   accounts          $ 33,392     1,193     3.57   $ 16,828       231    1.37
  Checking and Super
   Saver accounts      51,041       753     1.48     62,558       856    1.37
  Certificates of
   deposit             85,471     4,000     4.68     90,756     3,343    3.68
                     --------    ------            --------    ------
     Total deposits   169,904     5,946     3.50    170,142     4,430    2.60
  Retail repurchase
   agreements             575        21     3.65          -         -
  Advances from
   Federal Home
   Loan Bank           24,077     1,387     5.76     27,849     1,556    5.59
                     --------    ------            --------    ------
     Total interest-
      bearing
      liabilities     194,556     7,354     3.78    197,991     5,986    3.02

Non-interest bearing
liabilities:
  Other liabilities    13,074                        13,363
                     --------                      --------
     Total
      liabilities     207,630                       211,354
Stockholders' equity   26,512                        27,528
                     --------                      --------
     Total liabilities
      and stock-
      holders'
      equity         $234,142                      $238,882
                     ========                      ========
Net interest income             $ 6,371                       $ 6,926
                                =======                       =======
Interest rate spread                        2.71%                        2.96%

Net interest margin                         3.01%                        3.21%

Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities              109%                         109%


(1) Average balances include non-accrual loans and loans 90 days or more past due. The corresponding interest up to the date of non-accrual status has been included in the "Interest and Dividends" column.
(2) Average balances for a period have been calculated using the average
    monthly balances for the   respective year.

Yields Earned and Rates Paid

The following table sets forth (on a consolidated basis) for the periods and at the date indicated, the weighted average yields earned on the Company's and First Home's assets, the weighted average interest rates paid on First Home's liabilities, together with the net yield on interest-earning assets.


                                     At June 30,       Years Ended June 30
                                     -----------     -----------------------
                                        2007            2007          2006
                                     -----------     ----------    ---------
Weighted average yield
 on loan portfolio                          7.45  %       7.19  %     7.06   %
Weighted average yield
 on securities                              4.66          4.72        3.70
Weighted average yield on other
 interest-earning assets                    4.85          4.61        3.57
Weighted average yield
 on all interest-earning assets             6.71          6.49        5.98
Weighted average rate
 paid on total deposits                     3.79          3.50        2.60
Weighted average rate paid on retail
 repurchase agreements                      4.25          3.65           -
Weighted average rate paid on other
 interest-bearing liabilities               5.75          5.76        5.59
Weighted average rate paid on
 All interest-bearing liabilities           4.01          3.78        3.02
Interest rate spread (spread
 between weighted average
 rate on all interest-earning assets
 and all interest-bearing liabilities)      2.70          2.71        2.96
Net interest margin (net interest
 income (expense) as a percentage
 of average interest-earning assets)         N/A          3.01        3.21


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

                           Years Ended June 30,        Years Ended June 30,
                           2007 Compared to 2006      2006 Compared to 2005
                           Increase/(Decrease)          Increase/(Decrease)
                                  Due to                      Due to
                         ------------------------    ------------------------
                         Volume    Rate     Net      Volume    Rate     Net
                         ------   ------   ------    ------   ------  -------
                                                (In thousands)
Interest-earning
assets:
  Loans (1)             $   333  $   200  $   533  $(1,116)  $   216  $  (900)
  Securities               (194)     441      247        84      203      287
  Other                    (134)     166       32       (69)     329      260
                         ------   ------   ------    ------   ------  -------
Total net change in
 income on interest-
 earnings assets              5      807      812    (1,101)     748     (353)
                         ------   ------   ------    ------   ------  -------
Interest-bearing
liabilities:
  Interest-bearing
   deposits                  (7)   1,523    1,516      (288)   1,263      975
  Retail repurchase
   agreements                21        -       21         -        -        -
  Other interest-bearing
   liabilities             (199)      30     (169)      (79)      (1)     (80)
                         ------   ------   ------    ------   ------  -------
Total net change in
 expense on interest-
 bearing liabilities       (185)   1,553    1,368      (367)   1,262      895
                         ------   ------   ------    ------   ------  -------
Net change in net
 interest income         $  190   $ (746)  $ (556)   $ (734)  $ (514) $(1,248)
                         ======   ======   ======    ======   ======  =======

 (1) Includes interest on loans 90 days or more past due not on non-accrual status.


Liquidity and Capital Resources

First Home's primary sources of funds are proceeds from principal and interest payments on loans and securities, customer deposits, customer retail repurchase agreements and FHLB advances. While maturities and scheduled amortization of loans and securities are a relatively predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of First Home is the origination of mortgage loans. Mortgage loans originated by First Home increased by $16.1 million to $54.3 million for the year ended June 30, 2007 from $38.2 million for the year ended June 30, 2006. Other investing activities include the purchase of securities, which totaled $19.2 million and $15.3 million for the years ended June 30, 2007 and 2006, respectively. These activities were funded primarily by principal repayments on loans, securities, and deposit growth.

OTS regulations require First Home to maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. First Home's sources of funds include customer deposits, customer retail repurchase agreements, principal and interest payments from loans and securities, and FHLB advances. During fiscal years 2007 and 2006, First Home used its sources of funds primarily to purchase securities, fund loan commitments and to pay maturing savings certificates and deposit withdrawals. At June 30, 2007, First Home had approved loan commitments totaling $5.1 million and undisbursed loans in process totaling $1,000.

Liquid funds necessary for the normal daily operations of First Home are maintained in checking accounts, a daily time account with the FHLB - Des Moines and a repurchase agreement account at a regional bank. It is the Savings Bank's current policy to maintain adequate collected balances in checking accounts to meet daily operating expenses, customer withdrawals, and fund loan demand. Funds received from daily operating activities are deposited, on a daily basis, in one of the checking accounts and transferred, when appropriate, to the daily time account, used to purchase investments or reduce FHLB advances to enhance net interest income.

At June 30, 2007, certificates of deposit amounted to $83.3 million, or 43.8%, of First Home's total deposits, including $57.8 million which are scheduled to mature by June 30, 2008. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management of First Home believes it has adequate resources to fund all loan commitments with savings deposits and FHLB advances and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Capital

OTS regulations require First Home to maintain specific amounts of capital.
As of June 30, 2007, First Home was in compliance with all current regulatory capital requirements with tangible, core and risk-based capital ratios of 10.1%, 10.1% and 17.1%, respectively. These ratios exceed the 1.5%, 4.0% and 8.0% tangible, core and risk-based capital ratios required by OTS regulations. In addition, the OTS amended its capital regulations that require savings institutions to maintain specified amounts of regulatory capital based on the estimated effects of changes in market rates and that could further increase the amount of regulatory capital required to be maintained by the Savings Bank.

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity capital was $26.5 million at June 30, 2007, or 10.97%, of total assets on that date. As of June 30, 2007, we exceeded all regulatory capital requirements. Our regulatory capital ratios at June 30, 2007 were as follows: Tier 1 (core) capital 10.11%; Tier 1 risk-based capital 15.90%; and total risk-based capital 17.13%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of June 30, 2007:

Commitments to originate loans

                                     (In thousands)

Fixed rate                              $    5,098
Adjustable rate                                  -
Undisbursed balance of loans closed              1
Unused lines of credit                       2,514
Commercial stanby letters of credit            713
                                        ----------
 Total                                  $    8,326
                                        ==========
Accounting Policies

Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, as a result of the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the financial statements of the Company. These policies relate to the methodology for the determination of the provision and allowance for loan losses and the valuation of real estate held for sale. These policies and the judgments, estimates and assumptions are described in greater detail in this Management's Discussion and Analysis of Financial Condition and Results of Operations section and in the section entitled "New accounting standards" contained in Note 1 of the Notes to Consolidated Financial Statements. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the factual circumstances at the time. However, because of the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the results of operations or financial condition.

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

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity of Net Portfolio Value. The following table sets forth the change in the Savings Bank's net portfolio value at June 30, 2007, based on Office of Thrift Supervision ("OTS") models, and to a lesser extent, internal assumptions that would occur upon an immediate change in interest rates with no effect given to any steps that management might take to
counteract that change.   Net portfolio value is the present value of expected
cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in net portfolio value that will occur upon an immediate change in interest rates of at least 200 basis points with no effect given to any steps that management might take to counter the effect of that interest rate movement.


                                                       Net Portfolio as % of
                            Net Portfolio Value      Portfolio Value of Assets
                        --------------------------  --------------------------
Basis Point ("bp")      Dollar    Dollar   Percent   Net Portfolio
Change in Rates         Amount   Change(1)  Change   Value Ratio(2)  Change(3)
------------------      -------  --------- -------  --------------- ----------
                                          (Dollars in thousands)
       300         bp  $ 34,436  $ (4,224)   (11) %     14.05   %    (135) bp
       200               35,788    (2,872)    (7)       14.49         (91)
       100               36,961    (1,699)    (4)       14.87         (53)
        -                38,660         -      -        15.40           -
      (100)              39,454       790      1        15.61          21
      (200)              38,688        28      2        15.29          11


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

The above table illustrates, for example, that at June 30, 2007 an instantaneous 200 basis point increase in market interest rates would decrease the Savings Bank's net portfolio value by approximately $2.9 million, or 7%, and an instantaneous 200 basis point decrease in market interest rates would increase the Savings Bank's net portfolio value by $28,000, or 2%.

The following summarizes key exposure measures for the dates indicated. They measure the change in net portfolio value ratio for a 200 basis point adverse change in interest rates.

                                          June 30,     March 31,   June 30,
                                            2007         2007        2006
                                         ---------    ----------  ----------
Pre-shock net portfolio
  Value ratio                              15.40%        14.72%     14.63%
Post-shock net portfolio
  Value ratio                              14.49%        13.94%     13.87%
Decline in net portfolio
  Value ratio                               91 bp         78 bp      76 bp

The calculated risk exposure measures indicate the Savings Bank's interest rate risk at June 30, 2007 has increased from the previous year end, in that the "shock" increase in market rates would have a relatively small negative effect on net portfolio value.

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

Report of Independent Registered Public Accounting Firm



To the Board of Directors
First Bancshares, Inc.
Mountain Grove, Missouri


We have audited the accompanying consolidated statements of financial condition of First Bancshares, Inc. and subsidiaries as of June 30, 2007 and 2006 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancshares, Inc. and subsidiaries as of June 30, 2007 and 2006 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 123(R), effective July 1, 2006.


/s/McGladrey & Pullen, LLP

Kansas City, Missouri
September 28, 2007

                  FIRST BANCSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------
                           June 30, 2007 and 2006

                                                        2007          2006
                                                    ------------  ------------
          ASSETS
          ------
Cash and cash equivalents                           $ 21,030,321  $ 23,473,645
Certificates of deposit purchased                        746,632     3,826,847
Securities available-for-sale                         31,321,225    20,883,868
Securities held to maturity                           10,786,182    19,209,895
Federal Home Loan Bank stock, at cost                  1,613,800     1,611,800
Loans receivable, net                                158,992,921   141,986,975
Accrued interest receivable                            1,259,460     1,177,502
Prepaid expenses                                         360,375       292,024
Property and equipment, net                            7,506,862     8,028,309
Real estate owned and other repossessed assets           293,337       496,721
Intangible assets, net                                   285,584       335,699
Deferred tax asset, net                                  817,373       718,472
Income taxes recoverable                                  86,380       316,756
Bank-owned life insurance                              5,919,973     5,705,493
Other assets                                             310,334       330,597
                                                    ------------  ------------
  Total assets                                      $241,330,759  $228,394,603
                                                    ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits                                            $190,090,359  $179,141,140
Retail repurchase agreements                           2,103,105             -
Advances from Federal Home Loan Bank                  22,000,000    22,000,000
Accrued expenses                                         669,202       962,894
                                                    ------------  ------------
  Total liabilities                                  214,862,666   202,104,034
                                                    ------------  ------------
Commitments and contingencies (Note 13)

Preferred stock, $.01 par value; 2,000,000
 shares authorized, none issued                                -             -
Common stock, $.01 par value; 8,000,000 shares
 authorized, issued 2,895,036 in 2007 and in 2006,
 outstanding 1,550,815 in 2007 and 1,552,480 in 2006      28,950        28,950
Paid-in capital                                       17,936,224    17,851,736
Retained earnings - substantially restricted          27,850,962    27,703,268
Treasury stock, at cost - 1,344,221 shares in
 2007 and 1,342,556 shares in 2006                  (19,112,627)  (19,085,173)
Accumulated other comprehensive loss                   (235,416)     (208,212)
                                                    ------------  ------------
  Total stockholders' equity                          26,468,093    26,290,569
                                                    ------------  ------------
  Total liabilities and stockholders' equity        $241,330,759  $228,394,603
                                                    ============  ============

                See notes to the consolidated financial statements

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------
                      Years Ended June 30, 2007 and 2006

                                                        2007          2006
                                                    ------------  ------------

Interest Income:
 Loans receivable                                  $ 10,944,655  $ 10,412,821
 Securities                                           1,926,562     1,793,140
 Other interest-earning assets                          853,090       706,582
                                                   ------------  ------------
   Total interest income                             13,724,307    12,912,543
                                                   ------------  ------------
Interest Expense:
 Deposits                                             5,946,278     4,430,111
 Retail repurchase agreements                            21,223             -
 Advances from Federal Home Loan Bank                 1,386,582     1,556,494
                                                   ------------  ------------
   Total interest expense                             7,354,083     5,986,605
                                                   ------------  ------------
   Net interest income                                6,370,224     6,925,938

Provision for loan losses                               426,000     1,520,083
                                                   ------------  ------------

   Net interest income after
    Provision for loan losses                         5,944,224     5,405,855
                                                   ------------  ------------
Non-interest Income:
 Service charges and other fee income                 1,802,231     1,873,041
 Gain on the sale of loans                              139,161             -
 Gain (loss) on sale of securities                      177,000      (161,299)
 Gain (loss) on sale of property and equipment
   and real estate owned                                 57,913      (380,040)
 Write-down on real estate held for investment         (271,009)            -
 Provision for impairment of securities
  available-for-sale                                          -      (260,260)
 Income from bank-owned life insurance                  214,480       217,113
 Other                                                  184,190       192,665
                                                   ------------  ------------
  Total non-interest income                           2,303,966     1,481,220
                                                   ------------  ------------
Non-interest Expense:
 Compensation and employee benefits                   4,307,930     3,993,840
 Occupancy and equipment                              1,527,115     1,104,746
 Professional fees                                      553,852       268,458
 Customer deposit account processing fees                     -       289,184
 Deposit insurance premiums                              22,290        24,185
 Other                                                1,682,550     1,470,725
                                                   ------------  ------------
  Total non-interest expense                          8,093,737     7,151,138
                                                   ------------  ------------
  Income (loss) before income taxes                     154,453      (264,063)

Income taxes (benefit)                                 (117,407)      (91,236)
                                                   ------------  ------------
  Net income (loss)                                $    271,860  $   (172,827)
                                                   ============  ============
  Basic earnings (loss) per share                  $       0.18  $      (0.11)
                                                   ============  ============
  Diluted earnings (loss) per share                $       0.18  $      (0.11)
                                                   ============  ============


              See notes to the consolidated financial statements


                                FIRST BANCSHARES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   -------------------------------------
                                    Years Ended June 30, 2007 and 2006

                               Common
                                Stock                                                Other        Total
                          ------------------   Paid-in     Retained   Treasury  Comprehensive  Stockholders'
                           Shares    Amount    Capital     Earnings     Stock     Income (Loss)   Equity
                         ---------  -------- -----------   ---------   --------   ------------ ------------
Balances at June 30,
 2005                    1,552,010  $28,930  $17,829,014 $28,124,572 $(19,059,171) $ (106,016)  $26,817,329
Comprehensive income:
 Net loss                        -        -            -    (172,827)           -           -      (172,827)
 Other comprehensive
  income, net of tax:
  Change in unrealized
   gain(loss) on
   securities available-
   for-sale, net of deferred
   income taxes of $(215,490)    -        -            -           -            -    (367,778)     (367,778)
  Less:  reclassification
   adjustment, net of
   deferred income taxes
   of $155,977                   -        -            -           -            -     255,582       255,582
                                                                                                -----------
   Total Comprehensive
    Income (Loss)                                                                                  (275,023)
                                                                                                -----------
 Proceeds from exercise of
  stock options              2,000       20       16,480           -            -           -        15,480
 Tax Benefit from stock
  options exercised              -        -        7,242           -            -           -         7,242
 Cash dividends ($.16 per
  share)                         -        -            -    (248,477)           -           -      (248,477)
 Purchase of treasury
   stock at cost            (1,530)       -            -           -      (26,002)          -       (26,002)
                         ---------  -------  ----------- ----------- ------------  ----------   -----------
Balances at June 30,
 2006                    1,552,480   28,950   17,851,736  27,703,268  (19,085,173)   (208,212)   26,290,569
                                                                                                -----------
Comprehensive income:
 Net income                      -        -            -     271,860            -           -       271,860
 Other comprehensive
  income, net of tax:
  Change in unrealized
   gain(loss) on
   securities available-
   for-sale, net of deferred

   income taxes of $(14,014)      -       -            -           -            -    (204,204)     (204,204)
   Add: reclassification
    adjustment                    -       -            -           -            -     177,000       177,000
                                                                                                -----------
    Total Comprehensive
     Income                                                                                        (244,656)
                                                                                                -----------
 Adjustment for stock option
  costs                           -       -       84,488           -            -           -        84,488
 Cash dividends ($.08 per
  share)                          -       -            -    (124,166)           -           -      (124,166)
 Purchase of treasury stock
  at cost                    (1,665)      -            -           -      (27,454)          -       (27,454)
                          --------- -------  ----------- ----------- ------------  ----------   -----------
Balances at June 30,
 2007                     1,550,815 $28,950  $17,936,224 $27,850,962 $(19,112,627) $ (235,416)  $26,468,093
                          ========= =======  =========== =========== ============  ==========   ===========

                                             See notes to the consolidated financial statements



                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                      Years Ended June 30, 2007 and 2006

                                                          2007         2006
                                                     ------------  ----------
Cash flows from operating activities:
 Net income (loss)                                      $ 271,860  $ (172,827)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation                                           757,492     648,371
   Amortization                                            50,115      70,411
   Net premiums and (discounts) on securities            (105,339)     48,836
   Stock based compensation                                84,488           -
   (Gain) loss on sale of securities                     (177,000)    161,299
   Provision for impairment of securities                       -     260,260
   Provision for loan losses                              426,000   1,520,083
   Provision for loss on real estate owned                  7,000           -
   Write down on real estate held for investment          271,009           -
   Deferred income taxes                                  (98,579)     59,826
   (Gain) loss on sale of property and equipment
    and real estate owned                                 (66,618)    380,040
   Increase in cash surrender value on bank-owned
    life insurance                                       (214,480)   (217,113)
   Net change in operating accounts:
    Accrued interest receivable, prepaid expenses
     and other assets                                    (130,048)    201,303
    Deferred loan costs                                    13,744      17,480
    Income taxes recoverable                              230,376           -
    Accrued expenses                                     (293,691)   (355,003)
                                                     ------------  ----------
     Net cash provided by operating activities          1,026,329   2,622,966
                                                     ------------  ----------
Cash flows from investing activities:
 Purchase of securities available-for-sale            (18,902,694)(13,281,210)
 Purchase of securities held-to-maturity                 (345,000) (2,000,000)
 Proceeds from sale of securities
  available-for-sale                                    1,986,000   6,845,018
 Proceeds from maturities of securities
  available-for-sale                                    6,513,834   3,920,093
 Proceeds from maturities of securities
  held-to-maturity                                      8,961,543   6,894,219
 Purchase of Federal Home Loan Bank stock                 (85,600)          -
 Proceeds from redemption of Federal Home Loan
  Bank stock                                               83,600     292,500
 Net change in certificates of deposit                  3,080,215    (851,719)
 Net change in loans receivable                       (17,951,445) 14,299,031
 Purchases of property and equipment                     (624,727) (1,515,728)
 Proceeds from sale of property and equipment              92,636     228,088
 Proceeds from payments on note receivable                      -       3,253
 Net proceeds from sale of real estate owned              821,281     431,244
                                                     ------------  ----------
     Net cash provided by (used in) investing
      activities                                      (16,370,357) 15,567,789
                                                     ------------  ----------

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                  ---------------------------------------
                    Years Ended June 30, 2007 and 2006

                                                        2007         2006
                                                    ------------  -----------
Cash flows from financing activities:
 Net change in deposits                             $ 10,949,219  $(8,001,566)
 Net change in retail repurchase agreements            2,103,105            -
 Payments on borrowed funds                           (3,000,000)  (7,074,036)
 Proceeds from borrowed funds                          3,000,000            -
 Proceeds from issuance of common stock                        -       15,500
 Cash dividends paid                                    (124,166)    (248,477)
 Purchase of treasury stock                              (27,454)     (26,002)
                                                    ------------ ------------
    Net cash provided by (used in) financing
     activities                                       12,900,704  (15,334,581)
                                                    ------------ ------------
Net increase (decrease) in cash and cash
 equivalents                                          (2,443,324)   2,856,174

Cash and cash equivalents -
 beginning of period                                  23,473,645   20,617,471
                                                    ------------ ------------
Cash and cash equivalents -
 end of period                                      $ 21,030,321 $ 23,473,645
                                                    ============ ============
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest on deposits and
   other borrowings                                 $  7,342,359 $  5,867,445
  Income taxes                                            18,585      137,109

Supplemental schedule of non-cash investing and financing activities:

 Loans transferred to real estate owned             $    533,243 $    322,666
 Land transferred to other real estate owned                   -      285,000



                   See notes to consolidated financial statements

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006

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

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     -----------------------------------------------------

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

           Interest income on securities is recognized on the interest method according to the terms of the security. Gains or losses on sales of securities are recognized in operations at the time of sale and are determined by the difference between the net sales proceeds and the cost of the securities using the specific identification method, adjusted for any unamortized premiums or discounts. Premiums or discounts are amortized or accreted to income using the interest method over the period to maturity.

           Declines in fair value of individual securities below their amortized cost that are determined to be other than temporary result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings as realized losses. In estimating other-than-temporary impairment losses, management considers independent price quotations, projected target prices of investment analysis within the short term, the financial condition of the issuer, the length of time and the extent to which the fair value has been less than cost, and the intent and ability of the Company to retain its investment in the issues for a period of time sufficient to allow for any anticipated recovery in fair value.

     Federal Home Loan Bank stock - The Savings Bank, as a member of the
           Federal Home Loan Bank ("FHLB") system, is required to maintain an investment in capital stock of the FHLB of Des Moines. No ready market exists for this stock and it has no quoted market value. The stock is subject to repurchase by the FHLB at par and is reported at cost.

     Loans receivable - Loans receivable are stated at their principal amount outstanding, net of deferred loan origination and certain direct costs. Loan origination and certain direct loan origination costs are deferred and recognized in interest income over the contractual lives of the related loans using the interest method. When a loan is paid-off, the unamortized balance of these deferred fees and costs is recognized in income.

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     -----------------------------------------------------

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

           The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     -----------------------------------------------------

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

     Property and equipment and related depreciation - Property and equipment has been stated at cost. Property and equipment depreciation has been principally computed by applying the following methods and estimated lives:

              Category                    Estimated Life             Method
             --------------                --------------             ------
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

     Income taxes - Deferred taxes are determined using the liability (or balance sheet) method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Real estate owned - Includes real estate acquired in the settlement of loans, which, is recorded at the lower of the remaining loan balance or estimated fair value less the estimated costs to sell the asset. Any write down at the time of foreclosure is charged against the allowance for loan losses. Subsequently, net expenses related to holding the property and declines in the market value are charged against income.

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     -----------------------------------------------------

     Earnings per share - Basic earnings per share and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the Company. Dilutive potential common shares are added to weighted average shares used to compute basic earnings per share. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock.

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

     Employee stock options - During the years ended June 30, 2007 and 2006 the Company had stock-based employee compensation plans, which are described more fully in Note 10, Employee Benefit Plans.

           Beginning with fiscal 2007, the Company was required to account for stock options using Statement of Financial Accounting Standards ("SFAS") SFAS No. 123(R), "Share-Based Payment", which was issued in December 2004, by the Financial Accounting Standards Board ("FASB"). This Statement revised SFAS Statement No. 123, "Accounting for Stock-Based Compensation," amended SFAS No. 95, "Statement of Cash Flows," and superseded APB Opinion No. 25. SFAS No. 123(R). It requires that all stock-based compensation now be measured at fair value and recognized as expense in the income statement. This Statement also clarifies and expands guidance on measuring fair value of stock compensation, requires estimation of forfeitures when determining expense, and requires that excess tax benefits be shown as financing cash inflows versus a reduction of taxes paid in the statement of cash flows.

           During fiscal 2006, the Company accounted for the plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.

           Pro forma information regarding net income was required by SFAS No. 123, and the amount was determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a fair value option pricing model.

           The effect of applying the fair value method required by SFAS No. 123(R) to the Company's stock option awards resulted in net income and earnings per share

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     -----------------------------------------------------

           which are not materially different from amounts reported in the consolidated statements of income, therefore a table reconciling net income and earnings per share as reported and on a pro forma basis has not been presented.

     Revenue recognition - Deposit account transaction fees and other ancillary non-interest income related to the Savings Bank's deposit and lending activities are recognized as services are performed.

     Transfers of financial assets - Transfers of financial assets area accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a modest benefit to the transferor, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

     Impairment of long-lived assets - Long-lived assets, including property and equipment, real estate held for investment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     New accounting standards - In June 2006, the FASB issued FASB
           Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. Management has implemented FIN 48, and knows of no uncertain tax position that would require additional tax accruals for tax liabilities.

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

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     -----------------------------------------------------

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

     Reclassifications - Certain accounts in the prior-year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year consolidated financial statements, with no effect on stockholders' equity or net income.

(2)  SECURITIES
     ----------

     A summary of the securities available-for-sale at June 30, 2007 is as follows:


                                              Gross Unrealized     Estimated
                                Amortized   -------------------      Fair
                                  Cost        Gains    Losses        Value
                             ------------   -------   ---------  ------------
United States Government and
 Federal agency obligations  $  6,751,838   $     -   $ (42,045) $  6,709,793
Obligations of states and
 political subdivisions         1,180,000         -      (3,502)    1,176,498
Mutual funds                       23,464         -           -        23,464
 Federal agency mortgage-
 backed securities             23,464,614     1,551    (312,695)   23,153,470
Common and preferred stocks       258,000         -           -       258,000
                             ------------   -------   ---------  ------------
 Total                       $ 31,677,916   $ 1,551   $(358,242) $ 31,321,225
                             ============   =======   =========  ============

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006

(2)  SECURITIES (CONTINUED)
     ----------------------

     A summary of securities held to maturity at June 30, 2007 is as follows:


                                              Gross Unrealized     Estimated
                                Amortized   -------------------      Fair
                                  Cost       Gains     Losses        Value
                             ------------   -------   ---------  ------------

United States Government and
 Federal agency obligations  $  6,750,000   $ 1,250  $ (56,247)  $  6,695,003
Obligations of states and
 political subdivisions         2,333,655     5,775    (15,449)     2,323,981
Federal agency mortgage-
 backed securities              1,702,527       321   (107,173)     1,595,675
                             ------------   -------  ----------  ------------
 Total                       $ 10,786,182   $ 7,346  $(178,869)  $ 10,614,659
                             ============   =======  ==========  ============


     The amortized cost and estimated market value of debt securities at June 30, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                    Available for Sale
                                                -----------------------------
                                                 Amortized       Estimated
                                                   Cost          Fair Value
                                                ------------   --------------
     Due in one year or less                   $  4,310,195   $    4,298,701
     Due after one year through five years        3,066,643        3,040,484
     Due after five years through ten years         555,000          547,106
                                                ------------   --------------
     Subtotal                                      7,931,83        7,886,291
     Mutual funds                                    23,464           23,464
     Federal agency mortgage-backed securities   23,464,614       23,153,470
      Common and preferred stocks                    258,000          258,000
                                                ------------   --------------
       Total                                    $ 31,677,916   $   31,321,225
                                                ============   ==============



                                                      Held to Maturity
                                                -----------------------------
                                                 Amortized       Estimated
                                                   Cost          Fair Value
                                                ------------   --------------
     Due in one year or less                   $  1,850,032   $    1,844,337
     Due after one year through five years        4,814,705        4,800,325
     Due after five years through ten years       1,418,918        1,407,762
     Due after ten years                          1,000,000          966,560
                                                ------------   --------------
     Subtotal                                     9,083,655        9,018,984
     Federal agency mortgage-backed securities    1,702,527        1,595,675
                                                ------------   --------------
       Total                                    $ 10,786,182   $   10,614,659
                                                ============   ==============

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006


(2)  SECURITIES (CONTINUED)
     ---------------------

     A summary of the securities available-for-sale at June 30, 2006 is as follows:

                                              Gross Unrealized     Estimated
                                Amortized   -------------------      Fair
                                  Cost       Gains     Losses        Value
                             ------------   -------   ---------  ------------
United States Government and
 Federal agency obligations  $  8,931,356   $     -   $(117,635) $  8,813,721
Obligations of states and
 political subdivisions         1,325,000         -      (6,574)    1,318,426
Mutual funds                       26,236         -           -        26,236
Federal agency mortgage
 back securities                8,663,462     1,309    (210,286)    8,454,485
Common and preferred stocks     2,267,000     4,000           -     2,271,000
                             ------------   -------   ---------  ------------
 Total                       $ 21,213,054   $ 5,309   $(334,495) $ 20,883,868
                             ============   =======   =========  ============

     A summary of securities held to maturity at June 30, 2006 is as follows:


                                              Gross Unrealized     Estimated
                                Amortized   -------------------      Fair
                                  Cost       Gains     Losses        Value
                             ------------   -------   ---------  ------------
United States Government and
 Federal agency obligations  $ 14,750,000   $     -   $(231,352) $ 14,518,648
Obligations of states and
 political subdivisions         2,463,702     4,964     (22,212)    2,446,454
Federal agency mortgage
 back securities                1,996,193       617    (152,100)    1,844,710
                             ------------   -------   ---------  ------------
  Total                      $ 19,209,895   $ 5,581   $(405,664) $ 18,809,812
                             ============   =======   =========  ============


     The following tables present the fair value and gross unrealized losses of the Company's securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007 and 2006.

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006


(2)  SECURITIES (CONTINUED)
     ---------------------

                                Available-for-sale as of June 30, 2007
---------------------------------------------------------------------------------------------------------

                            Less Than 12 Months          12 Months or More             Total
                         -------------------------  ----------------------------  -----------------------
                                           Gross                       Gross                     Gross
                             Fair       Unrealized      Fair         Unrealized      Fair      Unrealized
                             Value        (Losses)      Value         (Losses)       Value       Losses
                         -----------    ----------  -----------     ------------  -----------  ----------
United States
 Government and
 Federal agency
 obligations             $ 1,676,465    $ (11,610)  $ 5,033,328     $ (30,435)    $ 6,709,793  $ (42,045)
Obligations of
 states and
 political
 subdivisions              1,107,819       (2,181)       68,679        (1,321)      1,176,498     (3,502)
Federal agency
 mortgage-backed
 securities               16,886,532     (201,088)    5,266,010      (111,607)     22,152,542   (312,695)
                         -----------    ---------   -----------     ---------     -----------  ---------
Total temporarily
 impaired securities     $19,670,816    $(214,879)  $10,368,017     $(143,363)    $30,038,833  $(358,242)
                         ===========    =========   ===========     =========     ===========  =========


                              Held to Maturity as of June 30, 2007
---------------------------------------------------------------------------------------------------------

                            Less Than 12 Months          12 Months or More             Total
                         -------------------------  ----------------------------  -----------------------
                                           Gross                       Gross                     Gross
                             Fair       Unrealized      Fair         Unrealized      Fair      Unrealized
                             Value        (Losses)      Value         (Losses)       Value       Losses
                         -----------    ----------  -----------     ------------  -----------  ----------

United States
 Government and
 Federal agency
 obligations             $         -    $       -   $ 4,943,753     $  (56,247)   $ 4,943,753  $ (56,247)
Obligations of states
 and political
 subdivisions                511,813       (3,218)      971,687        (12,231)     1,483,500    (15,449)
Federal agency
 mortgage-backed
 securities                        -            -     1,563,976       (107,173)     1,563,976   (107,173)
                         -----------    ---------   -----------     ----------    -----------  ---------
Total temporarily
 impaired securities     $   511,813    $  (3,218)  $ 7,479,416     $ (175,651)   $ 7,991,229  $(178,869)
                         ===========    =========   ===========     ==========    ===========  =========


                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006


(2)  SECURITIES (CONTINUED)
     ----------------------




                                Available-for-sale as of June 30, 2006
---------------------------------------------------------------------------------------------------------

                            Less Than 12 Months          12 Months or More             Total
                         -------------------------  ----------------------------  -----------------------
                                           Gross                       Gross                     Gross
                             Fair       Unrealized      Fair         Unrealized      Fair      Unrealized
                             Value        (Losses)      Value         (Losses)       Value       Losses
                         -----------    ----------  -----------     ------------  -----------  ----------
United States
 Government and
 Federal agency
 obligations             $ 6,862,156    $ (69,923)  $ 1,951,565     $ (47,712)    $ 8,813,721  $ (117,635)
Obligations of states
 and political
 subdivisions              1,189,867       (5,133)      128,559        (1,441)      1,318,426      (6,574)
Federal agency
  mortgage-backed
  securities               6,083,340     (135,652)    1,383,049       (74,634)      7,466,389    (210,286)
                         -----------    ---------   -----------     ---------     -----------   ---------
Total temporarily
  impaired securities    $14,135,363    $(210,708)  $ 3,463,173     $(123,787)    $17,598,536   $(334,495)
                         ===========    =========   ===========     =========     ===========   =========


                              Held to Maturity as of June 30, 2006
---------------------------------------------------------------------------------------------------------

                            Less Than 12 Months          12 Months or More             Total
                         -------------------------  ----------------------------  -----------------------
                                           Gross                       Gross                     Gross
                             Fair       Unrealized      Fair         Unrealized      Fair      Unrealized
                             Value        (Losses)      Value         (Losses)       Value       Losses
                         -----------    ----------  -----------     ------------  -----------  ----------

United States
 Government and
 Federal agency
 obligations             $         -    $       -   $ 4,943,753     $  (56,247)   $ 4,943,753  $ (56,247)
 obligations             $ 2,429,690    $ (70,310)  $12,088,958     $ (161,042)   $14,518,648  $(231,352)
Obligations of states
 and political
 subdivisions              1,304,336      (15,725)      387,750         (6,487)     1,692,086    (22,212)
Federal agency
 mortgage-backed
 securities                  286,241       (9,366)    1,524,847       (142,734)     1,811,088   (152,100)
                         -----------    ---------   -----------     ----------    -----------   ---------
Total temporarily
 impaired securities     $ 4,020,267    $ (95,401)  $14,001,555     $ (310,263)   $18,021,822  $(405,664)
                         ===========    =========   ===========     ==========    ===========   =========

The unrealized losses are related to changes in interest rates and not from the deterioration in the creditworthiness of the issuer and, as such, are considered by the Company to be temporary. In addition, the Company has the ability and intent to hold these investments for a period of time sufficient to allow for an anticipated recovery.

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006

(2)  SECURITIES (CONTINUED)
     ---------------------

     The following table presents proceeds from sales of securities and the gross realized securities gains and losses.


                                                           June 30,
                                                     ------------------------
                                                        2007         2006
                                                    -----------  -----------
     Proceeds from sales                             $ 1,986,000  $ 6,845,018
                                                     ===========  ===========

     Realized gains                                  $   177,000  $         -
     Realized (losses)                                         -     (161,299)
                                                     -----------  -----------
       Net realized (losses)                         $   177,000  $  (161,299)
                                                    ===========  ===========

     The book value of securities pledged as collateral to secure public deposits was $259,853 at June 30, 2006. There were no securities pledged as collateral on public funds as of June 30, 2007. The book value of securities pledged on retail repurchase agreements at June 30, 2007 was $2,496,000.


(3) LOANS RECEIVABLE
    ----------------

    Loans receivable at June 30 consist of the following:

                                                        2007          2006

    Residential real estate                        $ 86,530,040  $ 82,519,285
    Commercial real estate                           40,331,248    37,096,966
    Land                                              9,094,838     7,949,085
    Loans to depositors, secured by savings
     accounts                                         1,503,530     1,708,700
    Consumer and automobile loans                    10,387,221     6,755,244
    Second mortgage loans                             4,828,083     3,658,886
    Commercial business loans                         8,700,087     8,532,078
    Overdrafts                                          140,268       210,298
                                                   ------------  ------------
     Total gross loans                              161,515,315   148,430,542
    Allowance for loan losses                        (2,692,594)   (2,474,439)
    Loans in process                                       (984)   (4,152,747)
    Unamortized deferred loan costs, net of
     origination fees                                   171,184       183,619
                                                   ------------  ------------
      Net loans receivable                         $158,992,921  $141,986,975
                                                   ============  ============

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006



(3)  LOANS RECEIVABLE (CONTINUED)
     ----------------------------

     Activity in the allowance for loan losses is summarized as follows for the years ended June 30:

                                                         2007         2006
                                                     -----------  -----------
       Balance at beginning of year                  $ 2,474,439  $ 2,850,704
       Provision charged to income                       426,000    1,520,083
       Charge-offs                                      (372,428)  (1,999,592)
       Recoveries                                        164,583      103,244
                                                     -----------  -----------
       Balance at end of year                        $ 2,692,594  $ 2,474,439
                                                    ===========  ===========

     The Savings Bank primarily grants loans to customers throughout southern Missouri. The loans are typically secured by real estate or personal property.

     Loans receivable at June 30, 2007 and 2006 that are past 90 days due or non-accrual consist of the following:

                                                        2007         2006
                                                     -----------  -----------
       Past due 90 days or more and still
        accruing interest                            $   358,965  $     2,913
       Non-accrual                                     2,889,180      841,367
                                                     -----------  -----------
                                                     $ 3,248,145  $   844,280
                                                     ===========  ===========

     The following is a summary of information pertaining to impaired loans:

                                                             June 30,
                                                     ------------------------
                                                        2007         2006
                                                     -----------  -----------
       Total impaired loans                          $ 3,248,145  $   844 280
                                                     ===========  ===========
       Total impaired loans without reserve          $   609,116  $    40,509
                                                     ===========  ===========
       Total impaired loans with reserve             $ 2,639,029  $   803,771
                                                     ===========  ===========
       Valuation allowance related to impaired
        loans                                        $   896,760  $   126,252
                                                     ===========  ===========


                                                        Years Ended June 30,
                                                     ------------------------
                                                        2007         2006
                                                     -----------  -----------
       Average investment in
        impaired loans                               $ 1,715,588  $ 2,496,402
                                                   ===========  ===========
       Interest income recognized
        on impaired loans                            $   105,502  $   140,270
                                                   ===========  ===========
       Interest income recognized on

        a cash basis on impaired loans               $   105,502  $   136,599
                                                     ===========  ===========

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006


(4)  PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment at June 30 consists of the following:


                                        2007
                         ------------------------------------
                                        Accum.
          Category           Cost       Deprec.       Net
     ------------------  -----------  ----------  -----------
     Land                $   635,204  $        -  $   635,204
     Buildings             5,582,042   2,059,723    3,522,319
     Office furniture,
      fixtures and
      equipment            3,923,448   2,481,701    1,441,747
     Automobiles             100,076      32,295       67,781
     Investment real
      estate               2,544,420     704,609    1,839,811
                         -----------  ----------  -----------
       Total             $12,785,190  $5,278,328  $ 7,506,862
                         ===========  ==========  ===========


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
                         ===========  ==========  ===========

     Depreciation charges to operations for the years ended June 30, 2007 and 2006 were $757,492 and $648,371, respectively.

     The Savings Bank's offices in Theodosia and Springfield, as well as the Loan Origination Office in Springfield, are leased. The lease on the Theodosia office is renewable on an annual basis. The lease on the Springfield office was assumed and it has eight years remaining on the initial term. The monthly rent under this lease is subject to annual adjustments based on the annual change in a base index. The lease on the Loan Production Office has an initial term of two years. Minimum future lease payments for leased facilities for the next five years are as follows:

                        2008               $    128,233
                        2009                    100,091
                        2010                     86,820
                        2011                     86,820
                        2012                     86,820
                        Thereafter              260,460
                                           ------------
                                           $    749,244
                                           ============

     Rent expense for the years ended June 30, 2007 and 2006 was $139,613 and $17,941, respectively.

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006



(5)  INTANGIBLE ASSET
     ----------------

     A summary of the intangible asset at June 30 is as follows:

                                                        2007          2006
                                                    -----------  -----------
       Premium on branch acquisition                 $ 1,020,216  $ 1,020,216
       Accumulated amortization                         (734,632)    (684,517)
                                                     -----------  -----------
       Net premium on branch acquisition             $   285,584  $   335,699
                                                     ===========  ===========

    Amortization expense relating to this premium was $50,115 in 2007 and 2006.

       Estimated future amortization expense is as follows for the years ending June 30:

                        2008             $      50,115
                        2009                    50,115
                        2010                    50,115
                        2011                    50,115
                        2012                    50,115
                        Thereafter              35,009
                                         -------------
                                         $     285,584
                                         =============


(6)  DEPOSITS
     --------

     A summary of deposit accounts at June 30 is as follows:

                                         2007          2006
                                     ------------  ------------
     Non-interest-bearing checking   $ 12,715,947  $ 12,745,481
     Interest-bearing checking         31,807,750    34,879,468
     Super Saver money market          12,609,062    23,420,108
     Savings                           13,375,164    16,885,789
     Money Market savings accounts     36,286,508             -
     Certificates of Deposit           83,295,928    91,210,294
                                     ------------  ------------
     Total                           $190,090,359  $179,141,140
                                     ============  ============

     The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was $22,549,073 and $24,246,422 at June 30, 2007
     and 2006, respectively.

     At June 30, 2007, scheduled maturities of certificates of deposit are as follows:

               Fiscal   2008             $  57,791,799
                        2009                14,904,856
                        2010                 6,203,765
                        2011                 4,048,893
                        2012                   346,615
                                         -------------
                                         $  83,295,928
                                         =============

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006

(7)  RETAIL REPURCHASE AGREEMENTS
     ----------------------------

     In December 2006, the Savings Bank began to offer retail repurchase agreements as an additional item in its product mix. Retail repurchase agreements allow customers to have excess checking account balances "swept" from the checking accounts into a non-insured interest bearing account. The customers' investment in these non-insured accounts is collateralized by securities of the Savings Bank pledged at FHLB for that purpose.

(8)  ADVANCES FROM FEDERAL HOME LOAN BANK
     ------------------------------------

     The advances listed below were obtained from the FHLB of Des Moines. The advances are secured by FHLB stock and qualifying one-to-four family mortgage loans. Advances from the FHLB at June 30 are summarized as follows:

                                                 Weighted             Weighted
                                                 Average              Average
                                        2007       Rate      2006       Rate
                                   ------------    ----   -----------   ----
     Term Advances:
     Long-term; fixed-rate;
        callable quarterly          $19,000,000    5.88%  $22,000,000   5.74%
        Long-term; fixed-rate;
        non-callable                  3,000,000    4.94             -
                                   ------------           -----------
         Total                      $22,000,000    5.75%  $22,000,000   5.74%
                                   ============           ===========

     As of June 30, 2007 the fixed-rate term advances shown above were subject to a prepayment fee equal to 100 percent of the present value of the monthly lost cash flow to the FHLB based upon the difference between the contract rate on the advance and the rate on an alternative qualifying investment of the same remaining maturity. Advances may be prepaid without a prepayment fee if the rate on an advance being prepaid is equal to or below the current rate for an alternative qualifying investment of the same remaining maturity.

     Maturities of FHLB advances are as follows:           Aggregate
                                                            Annual
                           Year Ended June 30              Maturities
                          --------------------           ------------
                                2008                     $          -
                                2009                                -
                                2010                       19,000,000
                                2011                                -
                                2012                                -
                                2013                        3,000,000
                                                         ------------
                                                         $ 22,000,000
                                                         ============


     At June 30, 2007, the Savings Bank had irrevocable letters of credit issued on its behalf from the FHLB totaling $4,505,000, as collateral for public entity deposits in excess of federal insurance of accounts limits. The letters of credit expire July 2007 through June 2008.

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006

(9)  INCOME TAXES
     ------------

     The provision for income taxes (benefit) for the years ended June
     30 is as follows:
                                                        2007          2006
                                                    -----------  -----------
       Current                                       $   (17,982) $ (151,062)
       Deferred                                          (99,425)     59,826
                                                     -----------  -----------
        Total                                        $  (117,407) $  (91,236)
                                                     ===========  ===========

     The provision for income taxes (benefit) differs from that computed at the statutory corporate rate, 34%, for the years ended June 30 as follows:
                                                        2007          2006
                                                    -----------  -----------
        Tax at statutory rate                        $    52,514  $   (89,780)
      Increase (decrease) in taxes resulting
        from: State taxes, net of federal benefit         (5,433)      (4,166)
        Tax-exempt income                                (43,420)     (40,462)
        Bank-owned life insurance                        (72,923)     (73,818)
        Dividends received deduction                     (18,921)     (33,097)
        Change in valuation allowance                    (21,910)      96,296
       Net effect of other book/tax differences          (7,314)      53,791
                                                     -----------  -----------
        Provision for income taxes                  $  (117,407) $   (91,236)
                                                     ===========  ===========

     The components of deferred tax assets and liabilities as of June 30, 2007 and 2006 consisted of:

                                                        2007          2006
                                                    -----------  -----------
       Deferred tax assets:
        Reserve for loan losses                      $   990,297  $   915,542
        Investment impairment                                  -       96,296
        Health insurance plan reserves not
         currently deductible                                  -        2,699
        Book amortization in excess of tax
         amortization                                     27,742       52,461
        Compensated employee absences                     28,375       50,357
        State net operating loss carry-forwards           51,644       40,018
        Capital loss carry-forwards                       22,742            -
        Net unrealized loss on available for sale
         securities                                      121,275      121,798
        Other                                             45,046            -
                                                     -----------  -----------
                                                       1,297,121    1,279,171
        Valuation allowance                              (74,386)     (96,296)
                                                     -----------  -----------
           Total net deferred tax assets             $ 1,222,735  $ 1,182,875
                                                     ===========  ===========
        Deferred tax liabilities:
         Premises and equipment                      $  (198,259) $  (262,053)
         FHLB stock dividends                            (60,936)     (60,936)
         Prepaid expenses                                (82,829)     (70,298)
         Unamortized deferred loan costs,
          net of fees                                    (63,338)     (71,116)
                                                     -----------  -----------
           Total gross deferred tax liabilities      $  (405,362) $  (464,403)
                                                     -----------  -----------
           Total net deferred tax assets             $   817,373  $   718,472
                                                     ===========  ===========

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006

(9)  INCOME TAXES (CONTINUED)
     -----------------------

     In accordance with SFAS No. 109, a deferred tax liability has not been recognized for tax basis bad debt reserves of approximately $2,190,825 of the Savings Bank that arose in tax years that began prior to December 31, 1987. At June 30, 2007 the amount of the deferred tax liability that had not been recognized was approximately $811,000. This deferred tax liability could be recognized if, in the future, there is a change in federal tax law, the Savings Bank fails to meet the definition of a "qualified savings institution," as defined by the Internal Revenue Code, certain distributions are made with respect to the stock of the Savings Bank, or the bad debt reserves are used for any purpose other than absorbing bad debts.

     During the years ended June 30, 2007 and 2006, the Company recorded a valuation allowance of $74,386 and $96,296, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. The 2006 valuation allowance related to the $260,000 write down on securities available-for-sale due to a determination that the impairment was other than temporary. During the year ended June 30, 2007, the Company sold the preferred stock that was determined to be impaired and recovered $177,000 of the write down.

(10) EMPLOYEE BENEFIT PLANS
     ----------------------

     The Savings Bank had participated in a multiple-employer defined benefit pension plan covering substantially all employees. In fiscal 2006, the Savings Bank opted to freeze the plan. Participants in the plan became entitled to their vested benefits at the date it was frozen. The Savings Bank limited its future obligations to the funding amount required by the annual actuarial evaluation of the plan and administrative costs. No participants will be added to the plan. Pension expense for the years ended June 30, 2007 and 2006 was approximately $147,000 and $404,000, respectively. This plan is not subject to the requirements of FAS 158.

     The First Home Savings Bank Employee Stock Ownership and 401(k) Plan covers all employees that are age 21 and have completed six months of service. As of April 1, 2006, the Company began making contributions on a matching basis of up to 3% on employee deferrals. Expense for the ESOP and 401(k) plan for the years ended June 30, 2007 and 2006 was $40,986 and $8,113, respectively.

     Effective July 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payments, using the modified prospective transition method. Prior to that date the Company accounted for stock option awards under APB Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with SFAS No.123(R), compensation expense for stock-based awards is recorded over the vesting period at the fair value of the award at the time of grant. The recording of such compensation began on July 1, 2006 for shares not yet vested as of that date and for all new grants subsequent to that date. Prior years' results have not been restated. The exercise price of options granted under the Company's incentive plans is equal to the fair market value of the underlying stock at the grant date. The Company assumes no projected forfeitures on its stock-based compensation, since actual historical forfeiture rates on its stock-based incentive awards have been negligible.

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006


(10) EMPLOYEE BENEFIT PLANS (CONTINUED)
     ---------------------------------

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

     The Company uses historical data to estimate the expected term of the options granted, volatilities, and other factors. Expected volatilities are based on the historical volatility of the Company's common stock over a period of time. The risk-free rate for periods corresponding with the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend rate is equal to the dividend rate in effect on the date of grant. The Company used the following assumptions for grants in fiscal 2007, respectively: dividend rates of .00% to .99%, price volatility of 18.36% to 20.29%, risk-free interest rates of 4.58% to 5.02%, and an expected life of 7.5 to 10 years.

     A summary of the Company's stock option activity, and related information for the years ended June 30 follows:
                                           2007                    2006
                                    --------------------   -------------------
                                                Weighted              Weighted
                                                 Average               Average
                                     Options      Price     Options     Price
                                    ----------  --------   ---------  --------

     Outstanding at
      beginning of year                48,000   $  17.46     2,000    $   7.75
     Granted                           47,500      16.72    48,000       17.46
     Exercised                              -          -    (2,000)       7.75
     Forfeited                        (31,000)     17.78         -           -
                                   ----------              -------
     Outstanding at
      end of year                      64,500      16.76    48,000       17.46
                                   ==========              =======
     Exercisable at end
      of year                           3,400   $  17.50     5,000    $  17.79
                                 ==========              =======

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006



(10) EMPLOYEE BENEFIT PLANS (CONTINUED)
     ---------------------------------

     The following table summarizes information about stock options outstanding at June 30, 2007:

                        Number          Number            Remaining
     Exercise      Outstanding at   Exercisable at       Contractual
     Price             June 30          June 30         Life (Months)
     --------          -------          -------         -------------
     $17.50              2,000            400                104
      17.00             32,500              -                117
      16.78             15,000          3,000                108
      16.10             15,000              -                112

     A summary of the Company's non-vested options as of June 30, 2007, and changes during the year ended June 30, 2007, is presented below:

                                                   Weighted-
                                                    Average
                                                   Grant-Date
     Nonvested Options               Options       Fair Value
     ----------------                ------        ----------

     Nonvested at July 1, 2006       43,000        $     6.25
     Granted                         47,500              5.92
     Vested                          (8,400)             6.28
     Forfeited                      (21,000)             6.22
                                     ------
     Nonvested at June 30, 2007      61,100              6.02
                                     ======

     As of June 30, 2007, there was $183,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

     The aggregate intrinsic value of options on Company stock is summarized in the following table.

                                                    Intrinsic
                                     Options          Value
                                     ------         --------

     Non-exercisable options         61,100         $(13,610)
     Exercisable options              3,400             (840)
     Options exercised                    -                -
                                    -------         --------
        Total                        64,500         $(14,450)
                                    =======         ========

(11) EARNINGS PER SHARE
     ------------------

     The following information shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock. The amounts in the income columns represent the numerator and the amounts in the shares columns represent the denominator. There was no dilutive effect since the exercise price of all shares eligible to be exercised at June 30, 2007 exceeded the market price of the shares.

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006


(11) EARNINGS PER SHARE (CONTINUED)
     -----------------------------

                                     Years Ended June 30,
                    ----------------------------------------------------------
                              2007                      2006
                    ---------------------------   ----------------------------
                                           Per                           Per
                                          Share                         Share
                     Income     Shares     Amt     Income     Shares     Amt
                    --------  ---------   -----   --------  ---------  -------
Basic EPS:
Income available
  to common
  stockholders      $271,860  1,547,966   $0.18  $(172,827) 1,553,010  $(0.11)
Effect of dilutive                        =====                        ======
  securities               -          -                  -          -
                    --------  ---------          ---------  ---------
Diluted EPS:
  Income available
  to stockholders
  plus stock
  options           $271,860  1,547,966   $0.18  $(172,827) 1,553,010  $(0.11)
                    ======== ==========   =====  =========  =========  ======

     At June 30, 2007 and 2006, there were no shares determined to be dilutive due to the market price of the Company's common shares.

(12) RELATED PARTY TRANSACTIONS
     --------------------------

     Certain employees, officers and directors are engaged in transactions with the Savings Bank in the ordinary course of business. It is the Savings Bank's policy that all related party transactions are conducted at "arm's length" and all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers. A summary of the changes in outstanding loans to officers and directors for the year ended June 30 is as follows:

                                                               2007
                                                             --------
     Beginning balances                                      $587,480
     Originations and advances                                508,624
     Principal repayments                                    (567,352)
                                                             --------
     Ending balances                                         $528,752
                                                             ========

     The Company had two directors that perform legal services, primarily on behalf of the Savings Bank. One of these directors resigned from the Board prior to the end of calendar 2005, but receives a monthly retainer until the end of calendar 2007. The services provided by the current director relate primarily to foreclosures and bankruptcies. During the years ended June 30, 2007 and 2006, the Savings Bank paid $64,592 and $56,713, respectively, for legal services performed by these directors.


(13) COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, the Savings Bank has various outstanding commitments that are not reflected in the accompanying consolidated financial statements. The principal commitments of the Savings Bank are as follows:

     Letters of Credit - Outstanding standby letters of credit were approximately $713,000 and $1,607,000 at June 30, 2007 and 2006,
     respectively.

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006


(13) COMMITMENTS AND CONTINGENCIES (CONTINUED)
     ----------------------------------------

     Loan Commitments - The Savings Bank had outstanding firm commitments to originate loans in the amount of $5,098,000 at June 30, 2007 and loans in the amount of $1,859,000 at June 30, 2006.

     Lines of Credit - The unused portion of lines of credit was approximately $2,514,000 and $3,668,000 at June 30, 2007 and 2006, respectively.

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

     None of the guarantees extend longer than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. All of the standby letters of credit outstanding at June 30, 2007 were collateralized. No amounts were recorded as liabilities at June 30, 2007 or 2006 for the Company's potential obligations under these guarantees.

     In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's consolidated financial statements.

(14) CONCENTRATION OF CREDIT RISK
     ----------------------------

     The Savings Bank maintains its primary bank accounts with institutions in Missouri and Iowa. On June 30, 2007, the individual balances of these accounts exceeded standard insurance limits established by the Federal Deposit Insurance Corporation. The Savings Bank has not experienced any losses in such accounts.

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006


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

     Management believes, as of June 30, 2007, that the Savings Bank meets all capital adequacy requirements to which it is subject.

     As of June 30, 2007, the most recent notification from the OTS, the Savings Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Savings Bank must maintain minimum total risk-based, Tier 1 risk-based, and core capital leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Savings Bank's actual capital amounts and ratios are also presented in the table.

                                                                 Minimum
                                                               to Be Well-
                                            Minimum          Capitalized Under
                                           For Capital       Prompt Corrective
                            Actual      Adequacy Purposes    Action Provisions
                        --------------  -----------------   ------------------
                        Amount   Ratio  Amount     Ratio     Amount      Ratio
                        ------   -----  ------    -------   --------   -------
                                       (Dollars in thousands)
As of June 30, 2007:
 Total Risk-Based Capital
  (to Risk-Weighted
  Assets)             $ 26,078   17.13% $12,179     8.0%    $15,224     10.0%
 Core Capital
  (to Adjusted
  Tangible Assets)      24,199   10.11%   9,576     4.0%     11,970      5.0%
 Tangible Capital
  (to Adjusted
  Tangible Assets)      24,199   10.11%   3,591     1.5%        N/A
 Tier 1 Capital
  (to Risk-Weighted
  Assets)               24,199   15.90%   9,576     4.0%      9,135     6.0%

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006


(15) REGULATORY CAPITAL REQUIREMENTS (CONTINUED)
     ------------------------------------------

As of June 30, 2006:
 Total Risk-Based Capital
  (to Risk-Weighted
  Assets)             $ 24,428   17.46% $11,190     8.0%     $13,98    10.0%
 Core Capital
  (to Adjusted
  Tangible Assets)      22,706   10.06%   9,026     4.0%     11,283     5.0%
 Tangible Capital
  (to Adjusted
  Tangible Assets)      22,706   10.06%   3,385     1.5%        N/A
 Tier 1 Capital
  (to Risk-Weighted
  Assets)               22,706   16.23%   9,026     4.0%      8,392    6.0%


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

     Investment in FHLB stock - Fair value of the Savings Bank's investment in FHLB stock approximates the carrying value as no ready market exists for this investment and the stock could only be sold back to the FHLB at par.

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

                 FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006


(17) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
     ----------------------------------------------------------------

     Retail repurchase agreements - The fair value of retail repurchase agreements is the amount payable at the reporting date.

     FHLB advances - Rates currently available to the Savings Bank for advances with similar terms and remaining maturities are used to estimate fair value of existing advances by discounting the future cash flows.

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



                                                    June 30, 2007
                                        -------------------------------------
                                          Approximate
                                           Carrying             Approximate
                                            Amount              Fair Value
                                        ---------------       ---------------
     Financial assets:
      Cash and cash equivalents         $    21,030,000       $    21,030,000
      Certificates of deposit                   747,000               747,000
      Available-for-sale securities          31,321,000            31,321,000
      Held-to-maturity securities            10,786,000            10,615,000
      Investment in FHLB stock                1,614,000             1,614,000
      Loans, net of allowance for
       loan losses                          158,993,000           158,303,000
      Accrued interest receivable             1,259,000             1,259,000

     Financial liabilities:
      Deposits                              190,090,000           189,994,000
      Retail repurchase agreements            2,103,000             2,103,000
      FHLB advances                          22,000,000            22,138,000
      Accrued interest payable                  358,000               358,000

                 FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006


(17) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
     ----------------------------------------------------------------



                                                    June 30, 2006
                                         -------------------------------------
                                             Approximate
                                              Carrying        Approximate
                                               Amount          Fair Value
                                         ------------------  -----------------

     Financial assets:
      Cash and cash equivalents               $ 23,474,000   $ 23,474,000
      Certificates of deposit                    3,827,000      3,827,000
      Available-for-sale securities             20,884,000     20,884,000
      Held-to-maturity securities               19,210,000     18,810,000
      Investment in FHLB stock                   1,612,000      1,612,000
      Loans, net of allowance for loan losses  141,987,000    141,790,000
      Accrued interest receivable                1,178,000      1,178,000

     Financial liabilities:
      Deposits                                 179,141,000    179,022,000
      FHLB advances                             22,000,000     22,379,000
      Accrued interest payable                     358,000        358,000

(18) PARENT COMPANY ONLY FINANCIAL INFORMATION
     -----------------------------------------

     The following condensed statements of financial condition and condensed statements of income and cash flows for First Bancshares, Inc. are as follows:

                        Condensed Statements of Financial Condition

            ASSETS                                    2007           2006
            ------                               -----------    -----------
     Cash and cash equivalents                   $   156,673    $   332,320
     Certificates of deposit                          10,000         10,000
     Securities available-for-sale                    48,000        452,000
     Investment in subsidiaries                   24,974,967     24,332,525
     Property and equipment, net                   1,839,812      1,086,207
     Due from subsidiary                               3,017         44,741
     Deferred tax asset, net                         106,098         19,835
     Other assets                                     94,593         31,735
                                                 -----------    -----------
         Total assets                            $27,433,160    $26,309,363
                                                 ===========    ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
     Notes payable, subsidiaries                 $   947,765    $         -
     Accrued expenses                                 17,302         18,794
                                                 -----------    -----------
     Total Liabilities                               965,067         18,794
     Stockholders' equity                         26,468,093     26,290,569
                                                 -----------    -----------
       Total liabilities and
        stockholders' equity                     $27,433,160    $26,309,363
                                                 ===========    ===========

                 FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006


(18) PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)
     ----------------------------------------------------

                      Condensed Statements of Income

                                                    2007           2006
                                                 -----------    ----------
     Income:
      Equity in earnings of subsidiaries         $   582,218    $  (49,802)
      Interest and dividend income                    23,249        25,626
      Gain/(loss) on sale of property and
       Equipment                                    (298,887)     (123,161)
      Other                                           40,080        21,539
                                                 -----------    ----------
       Total income (loss)                           346,660      (125,798)
                                                 -----------    ----------
     Expenses:
      Professional fees                              158,243       101,396
      Printing and office supplies                     6,826        10,842
      Interest                                         6,747        19,580
      Other                                           71,458        72,423
      Income tax benefit                            (168,474)     (157,212)
                                                 -----------    ----------
       Total expenses                                 74,800        47,029
                                                 -----------    ----------
       Net income (loss)                         $   271,860    $ (172,827)
                                                 ===========    ==========


                        Condensed Statements of Cash Flows

                                                    2007           2006
                                                 -----------    ----------

     Cash flows from operating activities:
      Net income (loss)                          $   271,860    $ (172,827)
      Adjustments to reconcile net income
       (loss) to net cash provided from
       operating activities:
      Equity in earnings of subsidiaries            (582,218)       49,802
      Depreciation expense                            36,333        49,292
      Loss on sale or write down of property
       and equipment                                 298,887       123,161
      Net change in operating accounts:
       Deferred tax asset, net                       (86,263)      (52,092)
       Other assets and liabilities                  (21,565)      (30,503)
                                                 -----------    ----------
        Net cash (used in) operating activities      (82,966)      (33,167)
                                                 -----------    ----------
     Cash flows from investing activities:
      Dividends from subsidiary                            -     1,000,000
      Proceeds from call of security available-
       for- sale                                     200,000
      Purchase of property and equipment          (1,138,826)      (73,371)
      Proceeds from sales of property and
       Equipment                                      50,000       224,488
                                                 -----------    ----------
       Net cash used in (provided by)
        from investing activities                   (888,826)    1,151,117
                                                 -----------    ----------

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                     Years Ended June 30, 2007 and 2006

(18)  PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)
      ----------------------------------------------------

                Condensed Statements of Cash Flows (Continued)

                                                      2007          2006
                                                  ----------    ----------
     Cash flows from financing activities:
       Proceeds from notes payable                   948,915             -
       Payments on notes payable                      (1,150)     (625,000)
       Proceeds from issuance of common stock              -        15,500
       Cash dividends paid                          (124,166)     (248,477)
       Purchase of treasury stock                    (27,454)      (26,002)
                                                  ----------    ----------
         Net cash provided by (used in) financing
          activities                                 796,145      (883,979)
                                                  ----------    ----------
     Net increase (decrease) in cash and cash
      equivalents                                   (175,647)      233,971
                                                  ----------    ----------
     Cash and cash equivalents-beginning of
      period                                         332,320        98,349
                                                  ----------    ----------
     Cash and cash equivalents-end of period      $  156,673    $  332,320
                                                  ==========    ==========

COMMON STOCK INFORMATION

The common stock of First Bancshares, Inc. is traded on The Nasdaq Stock Market LLC under the symbol "FBSI". As of September 24, 2007, there were 489 stockholders and 1,550,815 shares of common stock outstanding. This does not reflect the number of persons or entities who hold stock in nominee or "street name."

On August 23 and December 1, 2006, the Company declared a $.04 common stock dividend payable on September 29 and December 29, 2006 to stockholders of record on September 15 and December 12, 2006, respectively. At its February 2007 meeting, the Board of Directors decided to suspend dividend payments until the Company's earnings improved. Dividend payments by the Company are dependent on its cash flows, which include reimbursement from its subsidiaries for the income tax savings created by its stand alone operating loss, the operation of real estate owned by the Company and dividends received by the Company from the Savings Bank. Under Federal regulations, the dollar amount of dividends a savings and loan association may pay is dependent upon the association's capital position and recent net income. Generally, if an association satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations.
However, institutions that have converted to stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with the OTS regulations and the Savings Bank's Plan of Conversion. In addition, under Missouri law, the Company is generally prohibited from declaring and paying dividends at a time when the Company's net assets are less than its stated capital or when the payment of dividends would reduce the Company's net assets below its stated capital. During the fiscal year ended June 30, 2007, no dividend payments were paid by the Savings Bank to the Company.

The following table sets forth market price and dividend information for the Company's common stock.

Fiscal 2007                     High        Low         Dividend
-----------                     ----         --         --------

First Quarter                  $17.15      $16.00        $.04

Second Quarter                 $17.85      $16.00        $.04

Third Quarter                  $17.50      $16.41         N/A

Fourth Quarter                 $17.00      $15.10         N/A


Fiscal 2006                     High        Low         Dividend
-----------                     ----         --         --------

First Quarter                  $20.23      $15.95        $.04

Second Quarter                 $19.39      $15.95        $.04

Third Quarter                  $18.73      $16.60        $.04

Fourth Quarter                 $18.18      $16.46        $.04

                     DIRECTORS AND EXECUTIVE OFFICERS


FIRST BANCSHARES, INC.                        FIRST HOME SAVINGS BANK

DIRECTORS:                                    DIRECTORS:
----------                                    ----------
Thomas M. Sutherland, Chairman                Thomas M. Sutherland, Chairman
One of the owners and operators               One of the owners and operators
 of Sutherlands                                of Sutherlands
Home Improvement Centers group                Home Improvement Centers group
 of stores                                     of stores

D. Mitch Ashlock                              D. Mitch Ashlock
Director, President and                       Director, President and
 Chief Executive Officer                       Chief Executive Officer
First Federal Savings Bank of                 First Federal Savings Bank of
         Olathe                                Olathe

Harold F. Glass                               Harold F. Glass
Partner                                       Partner
Millington, Glass & Love,                     Millington, Glass & Love,
 Attorneys at Law                              Attorneys at Law

Billy E. Hixon                                Billy E. Hixon
Retired partner from regional                 Retired partner from regional
 CPA firm of BKD, LLP                          CPA firm of BKD, LLP

Daniel P. Katzfey                             Daniel P. Katzfey
President and Chief Executive                 President and Chief Executive
 Officer                                       Officer
First Bancshares, Inc.
First Home Savings Bank

John G. Moody                                 John G. Moody
Judge of the 44th                              Judge of the 44th
Missouri Judicial Circuit                     Missouri Judicial Circuit

ADVISORY DIRECTOR:                           ADVISORY DIRECTOR:
------------------                           ------------------
Robert J. Breidenthal                        Robert J. Breidenthal
Director                                     Director
Security Bank of Kansas City                 Security Bank of Kansas City


OFFICERS:                                    OFFICERS:
Daniel P. Katzfey                            Daniel P. Katzfey
President and Chief Executive                President and Chief Executive
 Officer                                      Officer

Ronald J. Walters, CPA                       Ronald J. Walters, CPA
Senior Vice President, Treasurer             Senior Vice President, Treasurer
and Chief Financial Officer                   and Chief Financial Officer

Shannon Peterson                             Dale W. Keenan
Secretary                                    Executive Vice President and
                                             Senior Lending Officer

                                             Adrian Rushing
                                             Senior Vice President and
                                             Chief Operating Officer


                                             Shannon Peterson
                                             Secretary

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

Harold F. Glass
Springfield, Missouri

SPECIAL COUNSEL

Breyer & Associates PC
McLean, Virginia

------------------------------------------------------------------------------

ANNUAL MEETING

The date and location of the Annual Meeting of Stockholders has not as yet been determined. The date and location will be announced at a later date.

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

                                   Exhibit 21

                         Subsidiaries of the Registrant


Parent
------

First Bancshares, Inc.

                                     Percentage         Jurisdiction or
Subsidiaries (a)                    of Ownership     State of Incorporation
----------------                    ------------     ----------------------

First Home Savings Bank                  100%               Missouri

SCMG, Inc.                               100%               Missouri
 (formerly South Central
 Missouri Title, Inc.)

Fybar Service Corporation (b)            100%               Missouri

First Home Investments, Inc. (b)         100%               Missouri

---------------
(a) The operation of the Company's wholly owned subsidiaries are included in the Company's Consolidated Financial Statements contained in the Annual Report attached hereto as Exhibit 13.
(b)  Wholly owned subsidiary of First Home Savings Bank.

                                  Exhibit 23

                              Consent of Auditors

McGladrey & Pullen, LLP
Certified Public Accountants


CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement (No. 33-87234) on Form S-8 of First Bancshares, Inc. of our report dated September 28, 2007 relating to our audit of the consolidated financial statements, which appear in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-KSB of First Bancshares, Inc. for the year ended June 30, 2007.

    /s/McGladrey & Pullen, LLP

MCGLADREY & PULLEN, LLP
Kansas City, Missouri
September 28, 2007

                                Exhibit 31.1

                      Rule 13a - 14(a) Certification
                         (Chief Executive Officer)

                   CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Daniel P. Katzfey, certify that:

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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: September 28, 2007               /s/Daniel P. Katfey
                                       --------------------------------
                                       Daniel P. Katfey
                                       President and Chief Executive Officer

                                Exhibit 31.2

                       Rule 13a - 14(a) Certification
                         (Chief Financial Officer)

                   CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Ronald J. Walters, certify that:

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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: September 28, 2007              /s/Ronald J. Walters
                                      ------------------------------
                                      Ronald J. Walters
                                      Senior Vice President, Treasurer
                                       and Chief Financial Officer

                                 Exhibit 32.1

                         Section 1350 Certifications

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                        OF FIRST BANCSHARES, INC.
         PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, that:

       1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

       2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the report.


Date: September 28, 2007           /s/Daniel P. Katzfey
                                   --------------------------------
                                   Daniel P. Katzfey
                                   President and Chief Executive Officer

                                 Exhibit 32.2

                         Section 1350 Certifications

                  CERTIFICATION OF CHIEF FINANCIAL OFFICER
                         OF FIRST BANCSHARES, INC.
          PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, that:

       1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

       2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the report.


Date: September 28, 2007             /s/Ronald J. Walters
                                     -----------------------------
                                     Ronald J. Walters
                                     Senior Vice President, Treasurer
                                      and Chief Financial Officer