Form 10KSB/A
period 2007-06-30
FIRST BANCSHARES INC /MO/
filed 2007-10-29
CIK 912967

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                               ----------------------

                                    FORM 10-KSB
                                  Amendment No. 1

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                     For the fiscal year ended June 30, 2007 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                           Commission File Number: 0-22842
                                                   -------

                               FIRST BANCSHARES, INC.
                               ----------------------
                    (Name of small business issuer in its charter)

                  Missouri                               43-1654695
               --------------                            ----------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)             Identification No.)

             142 E. First Street
           Mountain Grove, Missouri                        65711
           ------------------------                        -----
     (Address of principal executive offices)            (Zip Code)

                    Issuer's telephone number:  (417) 926-5151

                Securities registered under Section 12(b) of the Act:

Common Stock, par value $0.01 per share      The Nasdaq Stock Market LLC
---------------------------------------      ---------------------------
            (Title of Class)               (Name of each exchange on which
                                            registered)

             Securities registered under Section 12(g) of the Act: None

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes      No  x
                                                 ---     ---

     The issuer's revenues for the fiscal year ended June 30, 2007 were $16.0 million.

     As of September 28, 2007, registrant had outstanding 1,550,815 shares of common stock. The registrant's common stock is listed on the Nasdaq Global Market of The Nasdaq Stock Market LLC under the symbol "FBSI." The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on The Nasdaq Stock Market LLC on September 28, 2007, was $24.4 million. For purposes of this calculation, officers and directors of the registrant are considered affiliates of the registrant. The exclusion of the value of the shares owned by these individuals shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.

                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2007. (Parts I and II)

     Transitional Small Business Disclosure Format (check one):  Yes    No  X
                                                                    ---    ---

                                  EXPLANATORY NOTE


     This Amendment No. 1 on Form 10-KSB amends the Annual Report on Form 10-KSB for the year ended June 30, 2007 ("Original Report") of First Bancshares, Inc. (the "Company"), and is being filed to amend Items 9 through 14 of Part III of the Original Report to include the information required by such items because the Company's definitive proxy statement will not be filed within 120 days after the end of its 2007 fiscal year and therefore may not be incorporated by reference. Each such item is set forth in its entirety as amended. This Amendment No. 1 also corrects the numbering of the exhibit list in Item 13. No other changes to the Original Report have been made. This Amendment No. 1 on Form 10-KSB does not reflect events occurring after the filing of the Original Report and does not modify or update the disclosure in the Original Report.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
------------------------------------------------------------------------------

Directors

     The following table provides information regarding the Company's directors. Unless otherwise indicated, the principal occupation listed for each person below has been his occupation for the past five years.

                                                                             Year First
                        Age                                                   Elected            Year
Name                    (1)       Principal Occupation                      Director (2)      Term Expires
------------------     -----      -------------------------------------- ----------------   ---------------
Billy E. Hixon          60        Retired partner from regional CPA firm        2005             2010 (3)
                                   of BKD, LLP

John G. Moody           55        Judge of the 44th Missouri Judicial           1993             2010 (3)
                                   Circuit

D. Mitch Ashlock        50        President and Chief Executive Officer         2006 (4)         2008
                                   of First Federal of Olathe Bancorp, Inc.
                                   and First Federal Savings and Loan
                                   Association of Olathe

Thomas M. Sutherland    56        One of the owners and operators of the        2004             2008
                                   Sutherlands Home Improvement Centers group
                                   of stores

Harold F. Glass         66        Partner of Millington, Glass & Love, a law    1978             2009
                                   firm located in Springfield, Missouri

Daniel P. Katzfey       45        President and Chief Executive Officer of      2007 (5)         2009
                                   First Bancshares and First Home Savings Bank

_________
(1)  At June 30, 2007.
(2)  Includes prior service on the Board of Directors of the Savings Bank.
(3)  Assuming election at the annual meeting of stockholders.
(4) Mr. Ashlock was appointed to the Board of Directors as of December 26, 2006 to fill a vacancy created by an increase in the size of the Board from five to six directors.
(5) Mr. Katzfey was appointed to the Board of Directors as of March 30, 2007 to fill the vacancy created by the resignation of James W. Duncan.

Executive Officers

     For information concerning Executive Officers of the Company, see the section captioned "-- Executive Officers" in Part I of this Form 10-KSB, which is incorporated herein by this reference.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of any registered class of its common stock, to file reports of ownership and changes in ownership with the SEC and to provide copies of these reports to the Company. Based solely on the Company's review of the forms it has received and written representations provided to it, it believes that during the fiscal year ended June 30, 2007, all filing requirements applicable to its reporting officers, directors and greater than ten percent beneficial owners were properly and timely complied with.

Code of Ethics

     On August 25, 2004, the Board Directors adopted the Officer and Director Code of Ethics. The Code is applicable to each of the Company's directors and officers, including the principal executive officer and senior financial officers, and requires individuals to maintain the highest standards of professional conduct. The Code was included as Exhibit 14 to the Company's Form 10-KSB for the year ended June 30, 2006. A copy of the Code of Ethics is available upon request by contacting the Corporate Secretary, First Bancshares, Inc., P.O. Box 777, Mountain Grove, Missouri 65711.

Audit Committee and Audit Committee Financial Expert

     The Audit Committee consists of Directors Moody and Hixon. The Board of Directors has determined Director Hixon qualifies as an "audit committee financial expert," as defined by the SEC. Mr. Hixon is independent, as independence for audit committee members as defined under the listing standards of the NASDAQ Stock Market.

Item 10.  Executive Compensation
--------------------------------

Directors' Compensation

     The following table shows the compensation paid to the Company's non-employee directors for the year ended June 30, 2007. Compensation paid to Daniel P. Katzfey, the President and Chief Executive Officer, and James W. Duncan, the former President and Chief Executive Officer, is included in the section entitled "Executive Compensation." The directors did not have any stock awards outstanding, nor did they receive any non-equity plan compensation or non-qualified deferred compensation earnings.

                       Fees
                     Earned or    Option     All Other
                      Paid in     Awards     Compensa
Name                  Cash ($)    ($)(1)     -tion ($)   Total ($)
------------------   ---------   --------   ----------  ----------
D. Mitch Ashlock       3,000         -           -         3,000
Harold F. Glass        6,600         -        4,411 (2)   11,011

Billy E. Hixon         6,600        538          -         7,138
John G. Moody          6,600         -           -         6,600
James F. Moore (3)     3,000         -           -         3,000
Thomas M. Sutherland   6,000        538          -         6,538

------------------------------------------------------------------
_________
(1) The amounts shown represent the dollar amount of expense recognized for financial statement reporting purposes in 2007 for awards made in prior years and being earned by the director ratably over a five-year period from the date of the award. Amounts are calculated pursuant to the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"). For a discussion of valuation assumptions, see Note 10 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007. As of June 30, 2007, the directors after the President and CEO had an aggregate of 2,000 stock options outstanding.
(2)   Consists of medical and dental insurance premiums.
(3) Dr. Moore's term on the Board expired as of the 2006 annual meeting of stockholders.

     Members of the Company's Board of Directors do not receive any fees. Members of the Savings Bank's Board of Directors currently receive a fee of $600 per Board meeting, and Director Glass receives an additional $200 per meeting for legal fees. No fees are paid to directors for attendance at committee meetings.

Executive Compensation

     Summary Compensation Table. The following table shows information regarding 2007 compensation for the Company's named executive officers: (1) Daniel P. Katzfey, the principal executive officer; and (2) James W. Duncan, the former principal executive officer. The Company had no other executive officers who earned in excess of $100,000 during the year ended June 30, 2007. The named executive officers did not have any stock awards outstanding, nor did they receive any bonus, non-equity plan compensation or non-qualified deferred compensation earnings.

                                                               All
                                                              Other
                                                     Option  Compensa
           Name and Principal              Salary    Awards   -tion    Total
           Position                Year     ($)     ($)(1)   ($)(2)     ($)
           ------------------     -------  ------   -------- -------- -------

           Daniel P. Katzfey (3)   2007   100,223    19,760    1,812  121,795
           President and
           Chief Executive
           Officer

           James W. Duncan (4)     2007    93,771    22,333    5,429  121,533
           Former President and
           Chief Executive
           Officer

_________
(1) The amounts shown represent the dollar amount of expense recognized for financial statement reporting purposes in 2007 for awards made in the current and prior years and being earned by the officer ratably over a five-year period from the date of the award. Amounts are calculated pursuant to the provisions FAS 123R. For a discussion of valuation assumptions, see Note 10 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007.
(2) Please see the table below for more information on the other compensation paid to the named executive officers in the year ended June 30, 2007.
(3) Mr. Katzfey was appointed President and Chief Executive Officer on December 29, 2006. Prior to that, he had served as Executive Vice President and Chief Lending Officer since September 29, 2006.
(4) Mr. Duncan resigned as President and Chief Executive Officer on December 22, 2006.

     All Other Compensation. The following table sets forth details of "All Other Compensation," as presented above in the Summary Compensation Table.

                          401(k)      Directors' Fees   Automobile
Name                 Contribution ($)       ($)        Allowance ($) Total ($)
---------------     ----------------- ---------------  ------------  --------
Daniel P. Katzfey            -             1,800            12         1,812
James W. Duncan            2,585             600         2,244         5,429

     Employment Agreement and Potential Post-Employment Compensation.

     Employment Agreement. The Savings Bank entered into an employment agreement with Mr. Katzfey effective January 1, 2007. The agreement has a term of one year and may be renewed by the Board for an additional year each year unless the Savings Bank gives Mr. Katzfey 60 days prior written notice that the agreement will not be extended. The agreement provides for a base salary which may not be reduced. Mr. Katzfey's current base salary under the agreement is $145,430 and is subject to annual review by the Board. Under the agreement, Mr. Katzfey is eligible to participate in retirement and employee benefit programs available to the Savings Bank's executive officers.

     In the event of an involuntary termination (other than for cause or after a change of control), the Savings Bank must pay to Mr. Katzfey his salary for a period of six months following the termination, at the rate in effect immediately prior to the date of termination, payable in such manner and at such times as the salary would have been payable to Mr. Katzfey if he had continued to be employed by the Savings Bank. An involuntary termination is defined as: (1) the termination of Mr. Katzfey's employment by the Savings Bank without his consent; (2) a material demotion of Mr. Katzfey; or (3) the failure of the Savings Bank's Board of Directors to elect Mr. Katzfey as President and Chief Executive Officer of the Savings Bank or any action by the Board removing him from that office. If Mr. Katzfey's employment had been terminated as of June 30, 2007 for any of these reasons, he would have been entitled to payments totaling $72,715.

     If Mr. Katzfey's employment terminates by reason of this death, the Savings Bank will pay to his estate or other designee, an amount equal to two months salary together with any other benefits provided under the Savings Bank's insurance or retirement plan. If Mr. Katzfey had died on June 30, 2007, his estate or other designee would have been entitled to a payment of $25,400.

     In the event of Mr. Katzfey's involuntary termination in connection with, or within 12 months before or after, a change in control of the Company or the Savings Bank, the Savings Bank will pay Mr. Katzfey a lump sum in an amount equal to 299% of his "base amount" as defined in Section 280G of the Internal Revenue Code of 1986. If Mr. Katzfey's employment had been terminated in connection with a change in control on June 30, 2007, he would have received a lump sum payment of approximately $455,700. The agreement contains a provision that if this payment and the value of benefits received or to be received under the agreement, together with any other amounts and the value of benefits received or to be received by Mr. Katzfey, would cause any amount to be nondeductible by the Savings Bank for federal income tax purposes, then the payments and benefits will be reduced to maximize the amounts and value of benefits to be received by Mr. Katzfey without causing any amount to become nondeductible.

     Equity Plans. The Company's 2004 Stock Option Plan and 2004 Management Recognition Plan provide for accelerated vesting of awards in the event of a change in control. If a tender offer or exchange offer for the Company's common stock is commenced, or if a change in control occurs, all options granted and not fully exercisable shall become exercisable in full upon the happening of such event. With respect to unvested awards of restricted stock, at the election of a participant that is made within 60 days following such date, the restricted period shall lapse and all shares awarded as restricted stock shall become fully vested in the participant to whom such shares were awarded. If the participant does not make an election within 60 days following such tender offer, exchange offer or change in control, the shares will continue to be vested in accordance with the other provisions of the award. If a tender offer or exchange offer had commenced or a change in control had occurred as of June 30, 2007, the named executive officers would have received the following benefits:

                       Accelerated Vesting     Accelerated Vesting
                        of Stock Options       of Restricted Stock
Name                         ($)(1)                  Awards ($)
--------------------   -------------------    --------------------
Daniel P. Katzfey             3,200                    --
James W. Duncan                --                      --
_________
Reflects the excess of the fair market value of the underlying shares as of June 30, 2007 over the exercise price of all unvested options.

     The 2004 Management Recognition Plan provides that if a participant incurs a termination of service by reason of death, disability or normal retirement after attainment of age 65, the restricted period with respect to the participant's restricted stock will lapse. The named executive officers had no restricted stock awards outstanding as of June 30, 2007.

     Outstanding Equity Awards. The following information with respect to outstanding options and restricted stock as of June 30, 2007 is presented for the named executive officers. The named executive officers had no equity incentive plan awards outstanding.



                                       Option Awards (1)                               Stock Awards (1)
                     ------------------------------------------------------------- -------------------------
                                   Number of      Number of                        Number of     Market
                                   Securities    Securities                        Shares or     Value of
                                   Underlying    Underlying                        Units of      Shares or
                                  Unexercised    Unexercised                         Stock       Units of
                                    Options       Options       Option   Option    That Have     Stock That
                                      (#)           (#)        Exercise   Expir-      Not        Have Not
                       Grant         Exer-        Unexer-        Price    ation      Vested       Vested
Name                    Date        cisable       cisable         ($)      Date       (#)           ($)
------------------   -----------  ------------  -------------  --------- ---------  ---------  ------------
Daniel P. Katzfey     11/09/06       2,000          8,000        16.10    11/09/16    8,000       128,000
                       3/30/07         -           20,000        17.00    03/30/17   20,000       330,000

James W. Duncan                        -              -            -          -         -            -

______
(1) Option and stock awards vest ratably over the five-year period from the grant date, with the first 20% vesting one year after the grant date.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
---------------------------------------------------------------------------

Equity Compensation Plan Information

     The following table summarizes share and exercise price information about the Company's equity compensation plans as of June 30, 2007.

                                                                (c)
                                                             Number of
                                                             securities
                             (a)                             remaining
                          Number of           (b)          available for
                        securities to      Weighted-       future issuance
                        be issued upon      average         under equity
                         exercise of     exercise price   compensation plans
                         outstanding     of outstanding      (excluding
                           options,         options,         securities
                         warrants and     warrants and      reflected in
     Plan Category         rights           rights           column (a))
                           ------           ------           ----------
Equity compensation plans
 approved by security
 holders:
   Option Plan             64,500           $16.76             35,500
   Restricted stock plan        -                -             50,000

Equity Compensation Plans not
 approved by security
 holders:                       -                -                  -
----------------------------------------------------------------------
       Total               64,500           $16.76             85,500
======================================================================

Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of September 30, 2007, information regarding share ownership of:

     * those persons or entities (or groups of affiliated persons or entities) known by management to beneficially own more than five percent of the Company's common stock other than directors and executive officers;

     *    each director and director nominee of the Company;

     * each executive officer of the Company or the Savings Bank named in the Summary Compensation Table appearing under "Executive Compensation" above (known as "named executive officers"); and

     * all current directors and executive officers of the Company and the Savings Bank as a group.

     Persons and groups who beneficially own in excess of five percent of the Company's common stock are required to file with the SEC, and provide a copy to the Company, reports disclosing their ownership pursuant to the Securities Exchange Act of 1934. To the Company's knowledge, no other person or entity, other than those set forth below, beneficially owned more than five percent of the outstanding shares of the Company's common stock as of the close of business on September 30, 2007.

     Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In accordance with Rule 13d-3 of the Securities Exchange Act, a person is deemed to be the beneficial owner of any shares of common stock if he or she has voting and/or investment power with respect to those shares. Therefore, the table below includes shares owned by spouses, other immediate family members in trust, shares held in retirement accounts or funds for the benefit of the named individuals, and other forms of ownership, over which shares the persons named in the table may possess voting and/or investment power. In addition, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to outstanding options that are currently exercisable or exercisable within 60 days after September 30, 2007 are included in the number of shares beneficially owned by the person and are deemed outstanding for the purpose of calculating the person's percentage ownership. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

                                      Number of Shares       Percent of Common
Name                                Beneficially Owned (1)   Stock Outstanding
---------------------------------   ----------------------   -----------------
Beneficial Owners of More Than 5%

Jeffrey L. Gendell (2)                    108,880                   7.02%
Tontine Financial Partners, L.P.
Tontine Management, L.L.C.
  55 Railroad Avenue, 3rd Floor
  Greenwich, Connecticut 06830

James W. Sight (3)                         78,865                   5.09
  2100 Brookwood
  Mission Hills, Kansas 66208

Directors

D. Mitch Ashlock                                -                      -
Harold F. Glass                            46,649                   3.01
Billy E. Hixon                                200                   0.01
John G. Moody                               8,850                   0.57
Thomas M. Sutherland (4)                   25,698                   1.66

Named Executive Officers

Daniel P. Katzfey (5)                       2,000                   0.13
James W. Duncan (6)                         4,587                   0.30

All Executive Officers and
   Directors as a Group (seven persons)    87,984                   5.67

_________
(1) The amounts shown include the following number of shares which the indicated individuals have the right to acquire within 60 days of the close of business on September 30, 2007, through the exercise of stock options granted pursuant to the Company's stock option plan: Mr. Hixon, 200 shares; Mr. Sutherland, 200 shares; and Mr. Katzfey, 2,000 shares.
(2) Based on information disclosed in a Schedule 13D/A, dated September 10, 2003. According to this filing, Tontine Management, L.L.C., the general partner of Tontine Financial Partners, L.P., has the power to direct the affairs of Tontine Financial Partners, L.P., including decisions respecting the receipt of dividends from, and the disposition of the proceeds from the sale of, the shares. Mr. Gendell is the managing member of Tontine Management, L.L.C., and in that capacity directs its operations. Accordingly, Tontine Management, L.L.C., Tontine Financial Partners, L.P. and Mr. Gendell have shared voting and dispositive power with respect to the shares reported.
(3)  Based on information disclosed in a Schedule 13D/A, dated March 6, 2007.
(4) Includes 1,355 shares held directly, 407 shares held in his wife's individual retirement account, 510 shares held in trust for one adult child and 23,226 held in trust for a minor child under the Missouri Uniform Transfers to Minors Law.
(5)  Mr. Katzfey is also a director of the Company.
(6) Mr. Duncan resigned as the President and Chief Executive Officer of the Company and the Savings Bank effective December 22, 2006.

Item 12. Certain Relationships and Related Transactions, and Director
         Independence
---------------------------------------------------------------------

Related Party Transactions

     The Savings Bank, like many financial institutions, has followed the policy of granting loans to its officers, directors and employees on the security of their primary residences and also makes consumer loans to these persons. These loans are made in accordance with all applicable federal requirements. At June 30, 2007, loans to directors and executive officers, including immediate family members, totaled $528,752. These loans (1) were made in the ordinary course of business, (2) were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Savings Bank's other customers and (3) did not involve more than the normal risk of collectibility or present other unfavorable features when made.

     Mr. Harold F. Glass, one of the Company's directors, is a partner with the law firm of Millington, Glass & Love, which serves as legal counsel for the Company, the Savings Bank and its subsidiary. In this capacity, Millington, Glass & Love was paid $54,592 in fees and expense reimbursement during the year ended June 30, 2007. Of these fees and expense reimbursements, Mr. Glass's interest was approximately $18,200. These services were rendered on terms no less favorable to the Company and the Savings Bank than those with unaffiliated third parties.

Director Independence

     The Company's common stock is listed on the Nasdaq Global Market. In accordance with Nasdaq requirements, at least a majority of the Company's directors must be independent directors. The Board has determined that four of the six directors are independent, as defined by Nasdaq. Directors Ashlock, Hixon, Moody and Sutherland are all independent. Daniel P. Katzfey, who is the Company's President and Chief Executive Officer, and Harold F. Glass, who serves as legal counsel to the Company and the Savings Bank, are not independent.

Item 13. Exhibits
-----------------
3.1    Articles of Incorporation of First Bancshares, Inc. (1)
3.2    Bylaws of First Bancshares, Inc. (1)
4.1    Specimen stock certificate of First Bancshares (1)
10.1   First Home Savings Bank 1994 Employee Stock Ownership Plan(1)
10.2   First Bancshares, Inc. 1993 Stock Option Plan (2)
10.3   First Home Savings Bank Management Recognition and Development Plan (2)
10.4   First Bancshares, Inc. 2004 Stock Option Plan (4)
10.5   Form of Incentive Stock Option Agreement (5)
10.6   Form of Non-Qualified Stock Option Agreement (5)
10.7   First Bancshares, Inc. 2004 Management Recognition Plan (4)
10.8   Employment Agreement with James W. Duncan (7)
10.9   Employment Agreement with Daniel P. Katzfey (8)
13 2007 Annual Report to Stockholders (Except for the portions of the 2007 Stockholder Report that are expressly incorporated by reference in this Annual Report on Form 10-KSB, the 2007 Stockholder Report of the Company shall not be deemed filed as a part hereof.)
14     Code of Ethics (9)
16     Letter on change in certifying accountant (10)
21     Subsidiaries of the Registrant
23     Auditors' Consent
31.1   Rule 13a-14(a) Certification (Chief Executive Officer)
31.2   Rule 13a-14(a) Certification (Chief Financial Officer)
32.1   Section 1350 Certification (Chief Executive Officer)
32.2   Section 1350 Certification (Chief Financial Officer)

__________
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 File No. 33-69886.
(2) Incorporated by reference to the Company's 1994 Annual Meeting Proxy Statement dated September 14, 1994.
(3) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 2001. An updated Employment Agreement with Mr. Schumacher was entered into in November 2004 and terminated in June 2005.
(4) Incorporated by reference to the Company's 2004 Annual Meeting Proxy Statement dated September 15, 2004.
(5) Filed as an exhibit to the Current Report on Form 8-K dated February 22, 2006 and incorporated herein by reference.
(6) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.
(7)   Filed as an exhibit to the Current Report on Form 8-K dated July 20,
      2007.
(8) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended June 30, 2006.
(9) Filed as an exhibit to the Company's Current Report on Form 8-K filed on May 2, 2006 and incorporated herein by reference.


Item 14. Principal Accountant Fees and Services
-----------------------------------------------

     The following table sets forth the aggregate fees billed to the Company by its accountants, McGladrey & Pullen, LLP, for professional services rendered for the fiscal years ended June 30, 2007 and 2006.


                                                    June 30,
                                               2007         2006
                                            ---------     --------

     Audit Fees                             $109,754      $168,819
     Audit-Related Fees                        --            --
     Tax Fees                                 15,749        12,509
     All Other Fees                            --            --

     The Company's Audit Committee will establish general guidelines for the permissible scope and nature of any permitted non-audit services to be provided by the independent auditor in connection with its annual review of its charter. Pre-approval may be granted by action of the full Audit Committee or by delegated authority to one or more members of the Audit Committee. If this authority is delegated, all approved non-audit services will be presented to the Audit Committee at its next meeting. In considering non-audit services, the Audit Committee or its delegate will consider various factors, including but not limited to, whether it would be beneficial to have the service provided by the independent auditors and whether the service could compromise the independence of the independent auditors.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIRST BANCSHARES, INC.


Date: October 26, 2007                By: /s/Daniel P. Katzfey
                                          --------------------
                                          Daniel P. Katzfey
                                          President and Chief
                                          Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/Daniel P. Katzfey                               October 26, 2007
    --------------------------------------
    Daniel P. Katzfey
    President and Chief Executive Officer
    (Principal Executive Officer)


By: /s/Ronald J. Walters                               October 26, 2007
    --------------------------------------
    Ronald J. Walters
    Senior Vice President, Treasurer and
     Chief Financial Officer
    (Principal Financial and Accounting Officer)


By: /s/Thomas M. Sutherland                            October 26, 2007
    --------------------------------------
    Thomas M. Sutherland
    Chairman of the Board


By: /s/Harold F. Glass                                 October 26, 2007
    --------------------------------------
    Harold F. Glass
    Director


By: /s/John G. Moody                                   October 26, 2007
    --------------------------------------
    John G. Moody
    Director


By: /s/D. Mitch Ashlock                                October 26, 2007
    --------------------------------------
    D. Mitch Ashlock
    Director


By: /s/Billy E. Hixon                                  October 26, 2007
    --------------------------------------
    Billy E. Hixon
    Director

                                    EXHIBIT INDEX


EXHIBIT NUMBER                   EXHIBIT DESCRIPTION
--------------                   -------------------

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

     32.2    Rule 1350 Certification (Chief Financial Officer)

                                  Exhibit 31.1

                         Rule 13a - 14(a) Certification
                            (Chief Executive Officer)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Daniel P. Katzfey, certify that:

1.   I have reviewed this Annual Report on Form 10-KSB/A of First Bancshares,
Inc.;

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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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


Date: October 26, 2007                   /s/Daniel P. Katzfey
                                         -------------------------------------
                                         Daniel P. Katzfey
                                         President and Chief Executive Officer

                                   Exhibit 31.2

                          Rule 13a - 14(a) Certification
                             (Chief Financial Officer)

                   CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Ronald J. Walters, certify that:

1.   I have reviewed this Annual Report on Form 10-KSB/A of First Bancshares,
Inc.;

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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: October 26, 2007                   /s/Ronald J. Walters
                                         ---------------------------------
                                         Ronald J. Walters
                                         Senior Vice President, Treasurer
                                           and Chief Financial Officer

                                     Exhibit 32.1

                             Section 1350 Certifications

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           OF FIRST BANCSHARES, INC.
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-KSB/A for the fiscal year ended June 30, 2007, that:

     1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the report.



Date: October 26, 2007             /s/Daniel P. Katzfey
                                   -------------------------------------
                                   Daniel P. Katzfey
                                   President and Chief Executive Officer

                                   Exhibit 32.2

                            Section 1350 Certifications

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                           OF FIRST BANCSHARES, INC.
             PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-KSB/A for the fiscal year ended June 30, 2007, that:

     1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the report.



Date: October 26, 2007                /s/Ronald J. Walters
                                      --------------------------------
                                      Ronald J. Walters
                                      Senior Vice President, Treasurer
                                        and Chief Financial Officer