Form 10QSB
period 2007-09-30
FIRST BANCSHARES INC /MO/
filed 2007-11-13
CIK 912967

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2007

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE EXCHANGE ACT

          For the transition period from __________ to __________

                        Commission File Number:  0-22842

                           FIRST BANCSHARES, INC.
      (Exact name of small business issuer as specified in its charter)

          Missouri                                 43-1654695
         ----------                               ------------
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
Yes  X     No
     --        --

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).          Yes          No  X
                                               --          --
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class:                              Outstanding at November 13, 2007:
 Common Stock, $.01 par value                 1,550,815 Common Shares

Transitional Small Business Disclosure Format     Yes        No  X
                                                       --       ---

                             FIRST BANCSHARES, INC.
                               AND SUBSIDIARIES
                                 FORM 10-QSB

                                    INDEX

                                                                       Page No.
Part I.   Financial Information                                        --------
-------------------------------
   Item 1.  Financial Statements:

            Consolidated Statements of Financial Condition
              at September 30, 2007 and June 30, 2007 (Unaudited)           3

            Consolidated Statements of Income for the Three Months
              Ended September 30, 2007 and 2006 (Unaudited)                 4

            Consolidated Statements of Comprehensive Income for the
              Three Months Ended September 30, 2007 and 2006 (Unaudited)    5

            Consolidated Statements of Cash Flows for the
              Three Months Ended September 30, 2007 and 2006 (Unaudited)    6

            Notes to Consolidated Financial Statements (Unaudited)          7

   Item 2.  Management's Discussion and Analysis or Plan of Operation       10

   Item 3.  Controls and Procedures                                         16

Part II.   Other Information
----------------------------

   Item 1.  Legal Proceedings                                               17

   Item 2.  Unregistered Sales of Equity Securities and
              Use of Proceeds                                               17

   Item 3.  Defaults Upon Senior Securities                                 17

   Item 4.  Submission of Matters to a Vote of Security Holders             17

   Item 5.  Other Information                                               17

   Item 6.  Exhibits                                                        17

   Signatures                                                               18

   Exhibit Index                                                            19

   Certifications                                                           20

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

                                                     September 30,     June 30,
                                                         2007            2007
                                                        ------          ------
ASSETS
------
Cash and cash equivalents                         $ 19,187,490    $ 21,030,321
Certificates of deposit                                651,532         746,632
Securities available-for-sale                       37,207,433      31,321,225
Securities held-to-maturity                         10,676,496      10,786,182
Federal Home Loan Bank stock, at cost                1,613,200       1,613,800
Loans receivable, net                              157,272,239     158,992,921
Accrued interest receivable                          1,340,220       1,259,460
Prepaid expenses                                       503,579         360,375
Property and equipment                               7,124,176       7,506,862
Real estate owned                                      831,563         293,337
Intangible assets                                      273,056         285,584
Deferred tax asset, net                                775,818         707,066
Income taxes recoverable                                49,480         196,687
Bank-owned life insurance                            5,972,934       5,919,973
Other assets                                         1,617,273         310,334
                                                  ------------    ------------
     Total assets                                $ 245,096,489   $ 241,330,759
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                         $ 193,729,044   $ 190,090,359
Retail repurchase agreements                         1,683,865       2,103,105
Advances from Federal Home Loan Bank                22,000,000      22,000,000
Accrued expenses and accounts payable                  792,170         669,202
                                                  ------------    ------------
     Total liabilities                             218,205,079     214,862,666
                                                  ------------    ------------
Preferred stock, $.01 par value; 2,000,000
  shares authorized, none issued                             -               -
Common stock, $.01 par value; 8,000,000 shares
  authorized, 2,895,036 issued at September 30,
  2007 and June 30, 2007, 1,550,815 shares
  outstanding at September  30, 2007 and June
  30, 2007                                              28,950          28,950
Paid-in capital                                     17,960,819      17,936,224
Retained earnings - substantially restricted        28,076,935      27,850,962
Treasury stock - at cost; 1,344,221 shares at
  September  30,  2007 and June 30, 2007           (19,112,627)    (19,112,627)
Accumulated other comprehensive loss                   (62,667)       (235,416)
                                                  ------------    ------------
     Total stockholders' equity                     26,891,410      26,468,093
                                                  ------------    ------------
     Total liabilities and stockholders' equity  $ 245,096,489   $ 241,330,759
                                                  ============    ============

See notes to consolidated financial statements.

                      FIRST BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                           2007          2006
                                                          ------        ------
Interest Income:
   Loans receivable                                  $ 2,954,211   $ 2,568,174
   Securities                                            585,073       454,077
   Other interest-earning assets                         205,536       204,088
                                                       ---------     ---------
       Total interest income                           3,744,820     3,226,339
Interest Expense:                                      ---------     ---------
   Deposits                                            1,732,306     1,302,590
   Retail repurchase agreements                           16,780             -
   Borrowed funds                                        323,257       323,526
                                                       ---------     ---------
       Total interest expense                          2,072,343     1,626,116
                                                       ---------     ---------
       Net interest income                             1,672,477     1,600,223

Provision for loan losses                                  7,500       110,000
Net interest income after                              ---------     ---------
 provision for loan losses                             1,664,977     1,490,223
Non-interest Income:                                   ---------     ---------
   Service charges and other fee income                  500,949       444,818
   Gain on sale of loans                                 152,929             -
   Gain (loss) on sale of property and
       equipment and real estate owned                    36,793        47,086
   Income from bank-owned life insurance                  52,961        54,278
   Other                                                  41,080        45,258
                                                       ---------     ---------
       Total non-interest income                         784,712       591,440
Non-interest Expense:                                  ---------     ---------
   Compensation and employee benefits                  1,136,681     1,165,670
   Occupancy and equipment                               393,587       329,567
   Professional fees                                     146,948        58,865
   Deposit insurance premiums                             27,063         5,909
   Other                                                 427,601       418,667
                                                       ---------     ---------
       Total non-interest expense                      2,131,880     1,978,678
                                                       ---------     ---------
       Income before taxes                               317,809       102,985
Income taxes                                              92,437        31,273
                                                       ---------     ---------
       Net income                                    $   225,372   $    71,712
                                                       =========     =========

       Earnings per share   basic                    $      0.15   $      0.04
                                                       =========     =========
       Earnings per share   diluted                         0.15          0.04
                                                       =========     =========
       Dividends per share                                  0.00          0.04
                                                       =========     =========

See notes to consolidated financial statements

                      FIRST BANCSHARES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                                   Three Months Ended
                                                      September 30,
                                                   2007          2006
                                                  ------        ------
Net Income                                    $  225,372    $   71,712

Other comprehensive income, net of tax:
    Change in unrealized gain on
      securities available-for-sale, net of
      deferred income taxes                      172,749       151,082
                                               ---------     ---------
Comprehensive income                          $  398,121    $  222,794
                                               =========     =========



See notes to consolidated financial statements

                     FIRST BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                           2007          2006
                                                          ------        ------
Cash flows from operating activities:
Net income                                            $  225,372    $   71,712
 Adjustments to reconcile net income to net
  cash provided by operating activities
   Depreciation                                          211,283       161,951
   Amortization                                           12,528        12,529
   Premiums and discounts on securities                  (43,078)        1,674
   Stock based compensation                               24,595        13,125
   Provision for loan losses                               7,500       110,000
   Proceeds from sales of loans originated for sale    6,029,047             -
   Loans originated for sale                          (5,876,118)            -
   Deferred income taxes                                 (47,452)      (92,420)
   (Gain) loss on sale of property and equipment
    and real estate owned                                (36,793)      (47,086)
   Loss on the sale of other repossessed assets            1,237             -
   Income from bank-owned life insurance                 (52,961)      (54,278)
   Net change in operating accounts:
    Accrued interest receivable and other assets      (1,675,942)     (194,083)
    Deferred loan costs                                   (6,977)            -
    Income taxes recoverable                              36,900       122,455
    Accrued expenses and accounts payable                122,968       (38,626)
      Net cash provided by(used in) operating          ---------     ---------
        activities                                    (1,067,891)       66,953
                                                       ---------     ---------
Cash flows from investing activities:
 Purchase of securities available-for-sale            (8,569,757)            -
 Purchase of securities held to maturity                       -      (345,335)
 Proceeds from maturities of securities available-
   for-sale                                            2,988,893       272,411
 Proceeds from sales of securities available-for-sale          -     1,305,618
 Proceeds from maturities of securities held to
   maturity                                              109,160             -
 Purchase of Federal Home Loan Bank stock                      -       (83,400)
 Proceeds from redemption of Federal Home Loan Bank stock    600             -
 Net change in certificates of deposit purchased          95,100       (38,773)
 Net change in loans receivable                        1,147,969    (5,809,118)
 Purchases of property and equipment                     (71,323)     (197,027)
 Net proceeds from the sale of property and equipment    276,293             -
 Net proceeds from sale of real estate owned              28,680       197,036
   Net cash provided by (used in) investing            ---------     ---------
    activities                                        (3,994,385)   (4,698,588)
Cash flows from financing activities:                  ---------     ---------
 Net change in deposits                                3,638,685    (4,436,907)
 Net change in retail repurchase agreements             (419,240)            -
 Proceeds from borrowed funds                                  -     3,000,000
 Cash dividends paid                                           -       (62,095)
 Purchase of treasury stock                                    -       (12,764)
   Net cash provided by (used in) financing            ---------     ---------
    activities                                         3,219,445    (1,511,766)
                                                       ---------     ---------
Net increase (decrease) in cash and cash equivalents  (1,842,831)   (6,143,401)
Cash and cash equivalents - beginning of period       21,030,321    23,473,645
                                                       ---------     ---------
Cash and cash equivalents - end of period            $19,187,490   $17,330,244
                                                      ==========    ==========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest on deposits and borrowed funds            $ 2,025,801   $ 1,540,518
                                                      ==========    ==========
  Income taxes                                                 -             -
                                                      ==========    ==========

Supplemental schedule of non-cash investing and financing activities:

Loans transferred to real estate acquired in
  settlement of loans                                $   565,213   $   227,500
                                                      ==========    ==========


See notes to consolidated financial statements

                            FIRST BANCSHARES, INC.
                               AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for interim reporting by First Bancshares, Inc. (the "Company") and its consolidated subsidiaries, First Home Savings Bank (the "Bank") and SCMG, Inc. are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying consolidated statement of financial condition as of June 30, 2007, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest shareholders' Annual Report on Form 10-KSB for the year ended June 30, 2007 (Form 10-KSB). The results for theses interim periods may not be indicative of results for the entire year or for any other period.


2.  ACCOUNTING DEVELOPMENTS

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. Management has implemented FIN 48 effective as of July 1, 2007, and knows of no uncertain tax position that would require additional tax accruals for tax liabilities.

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

The table below presents the numerators and denominators used in the basic earnings per common share computations for the three months ended September 30, 2007 and 2006. For both periods presented, no dilutive effect would result from the issuance of shares eligible to be issued pursuant to stock option agreements due to the fact that the exercise prices, for all options that could be exercised, exceeded the average market price during the period.

                                                         Three Months Ended
                                                            September 30,
                                                            -------------
                                                          2007        2006
       Basic earnings per common share:                  ------      ------
       Numerator:
          Net income                                  $ 225,372   $  71,712
       Denominator:                                     =======      ======

       Weighted average common shares outstanding     1,550,815   1,552,373
                                                      =========   =========

       Basic earnings per common share                   $ 0.15      $ 0.04
                                                         ======      ======


4.  COMMITMENTS

At September 30, 2007 and June 30, 2007, the Company had outstanding commitments to originate loans and fund unused lines of credit totaling $2.9 million and $5.1 million, respectively. It is expected that outstanding loan commitments will be funded with existing liquid assets.


5.  STOCK OPTION PLAN

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three-month periods ended September 30, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and
(b) compensation cost for all share-based payments granted subsequent to July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

The Company uses historical data to estimate the expected term of the options granted, volatilities, and other factors. Expected volatilities are based on the historical volatility of the Company's common stock over a period of time. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend rate is equal to the dividend rate in effect on the date of grant. The Company used the following assumptions for grants in fiscal 2007, respectively: dividend rates of .00% to .99%, price volatility of 18.36% to 20.29%, risk-free interest rates of 4.58% to 5.02%, and an expected life of
7.5 to 10 years. There were no grants made during the first quarter ended September 30, 2007.

A summary of option activity under the Plan as of September 30, 2007, and changes during the three months ended September 30, 2007, is presented below:

                                                               Weighted-
                                                 Weighted-     Average
                                                 Average       Remaining
                                                 Exercise      Contractual
      Options                        Shares       Price          Term
      -------                        ------      --------      -----------
                                                               (in months)
Outstanding at beginning of period   64,500      $ 16.76             113
Granted                                   -            -
Exercised                                 -            -
Forfeited or expired                      -            -
                                     ------      -------
Outstanding at end of period         64,500      $ 16.76             110


A summary of the Company's non-vested shares as of September 30, 2007, and changes during the three months ended September 30, 2007, is presented below:


                                                    Weighted-
                                                     Average
                                                    Grant Date
    Non-vested Options                Options       Fair Value
    ------------------                -------       ----------
Outstanding at beginning of period     61,100         $ 6.02
Granted                                     -              -
Exercised                                   -              -
Forfeited or expired                        -              -
                                       ------         ------
Outstanding at end of period           61,100         $ 6.02
                                       ======         ======

As of September 30, 2007, there was $158,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 17 months.


6.  RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders' equity, to be consistent with the current period classification.

Item 2.  Management's Discussion and Analysis or Plan of Operation

General

First Bancshares, Inc. (the "Company") is a unitary savings and loan holding company whose primary assets are First Home Savings Bank and SCMG, Inc. The Company was incorporated on September 30, 1993, for the purpose of acquiring all of the capital stock of First Home Savings Bank in connection with Bank's conversion from a state-charted mutual to a state-chartered stock form of ownership. The transaction was completed on December 22, 1993.

On September 30, 2007, the Company had total assets of $245.1 million, loans receivable, net of $157.3 million, total deposits of $193.7 million and stockholders' equity of $26.9 million. The Company's common shares trade on The Nasdaq Global Market of The NASDAQ Stock Market LLC under the symbol "FBSI."

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at September 30, 2007, compared to June 30, 2007, and the consolidated results of operations for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended June 30, 2007.

Corporate Developments and Overview

During the quarter ended September 30, 2007, the Company entered into a lease agreement for approximately 5,100 square feet of office space in Springfield, Missouri. The new space will house the Bank's Loan Production Office, which has been operating out of a much smaller location since it was approved by the State of Missouri during the third quarter of fiscal 2007. In addition to the Loan Production Office, there will be offices for senior officers of the Company and the Bank, who spend time in Springfield, as well as, the Company home office in Mountain Grove, Missouri.

During the quarter ended September 30, 2007, the operations of the in-house brokerage service, which was based in Mountain Grove, Missouri, were discontinued due to staffing difficulties.. This brokerage service operated under a Bank subsidiary, First Home Investments. The Company entered into an agreement with an outside company based in Springfield, Missouri to provide brokerage services to the Bank's customers

The Bank continues to operate under a Memorandum of Understanding (the "MOU") with the Office of Thrift Supervision (the "OTS"). The MOU was entered into during the December 31, 2006 quarter. The MOU dealt with various issues affecting the operations of the Bank. While the Bank has sought to resolve all the issues raised in the MOU. at September 30, 2007, there was one item of the MOU outstanding, namely the completion and filing with the OTS of a three-year business plan for the Bank. The business plan was due by October 31, 2007. The three year business plan was approved by the Bank's board of directors at its meeting on October 26, 2007, and was submitted to the OTS on October 29, 2007.

For more information concerning the MOU or the activities of and developments about the Company during the fiscal year ended June 30, 2007, please refer to the sections titled "Corporate Developments and Overview" and "Risk Factors" on pages one through three of the Company's Form 10-KSB, which was filed with the Securities and Exchange Commission on September 28, 2007.

Financial Condition

As of September 30, 2007, First Bancshares, Inc. had assets of $245.1 million, compared to $241.3 million at June 30. 2007. The increase in total assets of $3.8 million, or 1.6%, was primarily the result of an increase in securities as a result of the deposit growth during the quarter as well as an increase in Other Assets, which was the result of an increase in loans originated for sale which were not yet funded by the purchasers. These increase were partially offset by a decrease in loans receivable, net of $1.7 million during the three-month period ended September 30, 2007. Total investments increased $5.7 million, during this period. Deposits increased by $3.6 million and were partially offset by a decrease in retail repurchase agreements which decreased by $419,000. Advances from the Federal Home Loan Bank of Des Moines remained constant during the quarter.

Loans receivable, net totaled $157.3 million at September 30, 2007, a decrease of $1.7 million from $159.0 million at June 30. 2007. The decrease in loans is, in part, the result of decreased originations because of the current uncertainty in the economy, both local and national, brought about by problems in the sub-prime mortgage market. These problems have affected many sectors of the economy and created concerns for individuals and businesses. Housing sales, both new and existing, consumer confidence and other indicators of economic health in our market area have decreased over the last few months.

The Company's deposits grew $3.6 million from $190.1 million as of June 30, 2007 to $193.7 million as of September 30, 2007. The growth is the result of efforts made by the Company to attract core deposits through new products introduced during fiscal 2007 and internal emphasis on business development. The Company's retail repurchase agreements, introduced during fiscal 2007, decreased by $419,000 from $2.1 million at June 30, 2007 to $1.7 million at September 30, 2007.

Advances from the Federal Home Loan Bank of Des Moines remained constant at $22.0 million during the quarter ended September 30, 2007

As of September 30, 2007 the Company's stockholders' equity totaled $26.9 million, compared to $26.5 million as of June 30, 2007. The increase of $423,000 was due to net income of $225,000 during the first quarter of the fiscal year and a positive change in the mark-to-market adjustment, net of taxes, of $173,000 on the Company's available for sale securities portfolio. In addition, there was a $25,000 increase resulting from the accounting treatment of stock based compensation. There were no dividends paid during the period and the Company does not currently have a stock buyback program in place.

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

Non-performing assets increased from $3.3 million, or 1.4% of total assets at June 30, 2007 to $4.1 million, or 1.7% of total assets at September 30, 2007. The Bank's non-performing assets consist of non-accrual loans, past due loans over 90 days, impaired loans not past due or past due less than 60 days, real estate owned and other repossessed assets. The increase in non-performing assets was the result of four loans, totaling $866,000, to four separate borrowers being placed on non-performing status during the quarter ended September 30, 2007, at which time they were placed on non-accrual status. All four of these loans were considered loans of concern at June 30, 2007 and were included in the analysis of loss reserves at that time. One is collateralized by a small resort property. One is a floor plan on used vehicles. One is collateralized by equipment related to recycling. One is a large home equity line of credit.

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

On the basis of management's review of its loans and other assets, at September 30, 2007, the Company had classified a total of $3.0 million of its assets as substandard, $547,000 as doubtful and none as loss. This compares to classifications at June 30, 2007 of $4.2 million substandard, $101,000 doubtful and none as loss. This reduction is primarily due to the transfer of two of the loans discussed earlier, which totaled $440,000, moving from substandard to doubtful, and to the transfer to real estate owned of one loan totaling $412,000.

In addition to the classified loans, the Bank has identified an additional $2.0 million of credits at September 30, 2007 on its internal watch list compared to $4.8 million at June 30, 2007 and $5.3 million at September 30, 2006.
Management has identified these loans as high risk credits and any deterioration in their financial condition could increase the classified loan totals. The decrease in the internal watch list is the result of the stricter internal policies relating to the identification and monitoring of problem loans. During the quarter ended September 30, 2007, six loans totaling $2.7 million were removed from the watch list due to the resolution of the reasons they were on the watch list.

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

At September 30, 2007, the Company has established an allowance for loan losses totaling $2.5 million compared to $2.6 million at June 30, 2007. The allowance represents approximately 76.4% and 82.4% of the total non-performing loans at September 30, 2007 and June 30, 2007, respectively.

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

The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio it will enhance its methodology accordingly. Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Non-performing Assets and Allowance for Loan Losses." Although management believes the levels of the allowance as of both September 30, 2007 and June 30, 2007 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses.

Results of Operations for the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

General. For the three months ended September 30, 2007, the Company reported net income of $225,000, or $0.15 diluted share, compared to net income of $72,000, or $0.04 per diluted share, for the same period in 2006. The increase in net income for the 2007 period included increases in net interest income and non-interest income, and a decrease in the provision for loan losses, which were partially offset by increases in non-interest expense and income taxes.

Net interest income. The Company's net interest income for the three months ended September 30, 2007 was $1.7 million, compared to $1.6 million for the same period in 2006. The increase reflects a $519,000 increase in interest income partially offset by a $464,000 increase in interest expense.

Interest income. Interest income for the three months ended September 30, 2007 increased $519,000, or 16.7%, to $3.7 million compared to $3.2 million for the same period in 2006. Interest income from loans increased $386,000 to $3.0 million from $2.6 million in 2006. This was attributable to an increase in average loans to $157.4 million during the 2007 period from $144.3 million during the comparable 2006 period, and to an increase in the yield on loans to 7.44% during the three months ended September 30, 2007 from 7.06% during the comparable period in 2006. The increase in average loans was the result of an increase in lending volume during the last six months of fiscal 2007, and the increase in yield was the result of an upward trend in interest rates between periods.

Interest income from investment securities and other interest-earning assets for the three months ended September 30, 2007 increased $133,000 to $791,000 from $658,000 for the same period in 2006. The increase was the result of an increase in the average balance of these assets of $6.3 million to $64.6 million for the quarter ended September 30, 2007 from $58.3 million for the same period in 2006, and to an increase in the yield on these assets to 4.85% for the 2007 period from 4.48% for the 2006 period.

Interest expense. Interest expense for the three months ended September 30, 2007 increased $446,000 or 27.4%, to $2.1 million from $1.6 million for the same period in 2006. Interest expense on deposits increased $430,000 to $1.7 million in the three months ended September 30, 2007 from $1.3 million in the same period in 2006. The increase resulted from an increase in average interest-bearing deposit balances of $15.8 million to $179.6 million in the 2007 period from $163.8 million in the 2006 period. The increase was also attributable to an increase in the average cost of deposits to 3.83% in the 2007 period from 3.16% in the 2006 period. Interest expense on other interest-bearing liabilities increased $17,000 to $340,000 in the three months ended September 30, 2007 from $324,000 in the comparable period in 2006. Virtually all of the increase in interest expense on other interest-bearing liabilities was due to retail repurchase agreements which the Company did not offer during the 2006 period.

Net interest margin. Net interest margin decreased to 2.99% for the three months ended September 30, 2007 from 3.13% for the three months ended September 30. 2006.

Provision for loan loss. During the quarter ended September 30, 2007, the provision for loan losses was $7,500, compared to $110,000 for the quarter ended September 30. 2006. For a discussion of this change, see "Non-performing Assets and Allowance for Loan Losses" herein.

Non-interest income. For the three months ended September 30, 2007, non-interest income totaled $785,000, compared to $591,000 for the three months ended September 30. 2006. The $193,000 increase between the two periods resulted primarily from profit of $153,000 on the sale of loans, and to an increase in service charges and fee income of $56,000. There was no profit on the sale of loans during the 2006 period. It is expected that we will continue to generate profit on the sale of loans, but in light of the current real estate climate it is likely that the amount of profit will be less than anticipated over the balance f the fiscal year. These increases were partially offset by decreases of $10,000, $1,000 and $4,000 in gain on the sale of property and equipment and real estate owned, income from bank owned life insurance and other non-interest income, respectively.

Non-interest expense. Non-interest expense for the three months ended September 30, 2007 totaled $2.1 million, compared to $2.0 million for the same quarter in fiscal year 2006. This increase of $153,000 was the result of increases of $64,000, $88,000, $21,000 and $9,000 in occupancy and equipment expense, professional fees, deposit insurance premiums and other non-interest expense, respectively. These increases were partially offset by a decrease of $29,000 in compensation expense. The increase in occupancy and equipment expense was the result of the operations of the loan production office and additional costs related to information technology upgrades. The increase in professional fees was due to additional internal audit work performed during the period, compared to the prior year and other accounting and legal issues. The increase in deposit insurance premiums was the result of an increase in the assessment rates by the Federal Deposit Insurance Corporation.

Income tax expense. State income tax expense and income tax benefits are recorded based on the taxable income or loss of each of the companies. Federal income taxes are calculated based on the combined income of the consolidated group. Pre-tax net income is reduced by non-taxable income items and increased by non-deductible expense items. The increase in income taxes is primarily the result of the increase in pre-tax income.


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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At September 30, 2007, the Company had commitments to originate loans and fund unused lines of credit totaling $2.9 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Home Savings Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth First Home Savings Bank's actual capital and required capital amounts and ratios at September 30, 2007 which, at that date, exceeded the minimum capital adequacy requirements.

                                                                   Minimum
                                                              Requirement To Be
                                               Minimum        Well Capitalized
                                            Requirement For      Under Prompt
                                            Capital Adequacy  Corrective Action
                                Actual          Purposes           Provisions
                                ------          --------           ----------
At September 30, 2007       Amount   Ratio    Amount   Ratio     Amount   Ratio
---------------------       ------   -----    ------   -----     ------   -----
(Dollars in thousands)

Tangible Capital (to
  adjusted total assets)   $24,548  10.11%   $ 3,642   1.50%          -       -
Tier 1 (Core) Capital (to
  adjusted total assets)    24,548  10.11      9,713   4.00     $12,141   5.00%
Total Risk Based Capital(to
  risk weighted assets)     26,447  15.97     12,299   8.00      15,373  10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At September 30, 2007, First Home Savings Bank exceeded minimum requirements for the well-capitalized category.


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

Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007 the Company's disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by the Company in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by the Company in the reports that its files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended September 30, 2007, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3A(T).   Controls and Procedures

Not applicable.

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


Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds
          ----------------------------------------------------------

(a) Recent sales of unregistered securities - None.

(b) Use of proceeds - None.

(c) Stock repurchases - None


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


                                      FIRST BANCSHARES, INC.



Date: November 13, 2007           By: /s/ Daniel P. Katzfey
      -----------------               -----------------------------
                                      Daniel P. Katzfey, President,
                                       and Chief Executive Officer




Date: November 13, 2007           By: /s/ Ronald J. Walters
      -----------------               ----------------------------
                                      Ronald J. Walters, Senior Vice President,
                                       Treasurer and Chief Financial Officer

                                 EXHIBIT INDEX

 Exhibit No.     Description of Exhibit
 -----------     ----------------------
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

Date: November 13, 2007                         /s/ Daniel P. Katzfey
      -----------------                         -----------------------
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

Date: November 13, 2007                         /s/ Ronald J. Walters
      -----------------                         -----------------------
                                                Chief Financial Officer

                                                                   Exhibit 32.1


  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18USC SECTION 1350
     AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the accompanying Quarterly Report on Form 10-QSB of First Bancshares, Inc. (the "Company") for the quarterly period ended September 30, 2007 (the "Report"), I, Daniel P. Katzfey, Chief Executive Officer of the Company, hereby certify, pursuant to 18 USC Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


November 13, 2007                          By: /s/ Daniel P. Katzfey
                                               ------------------------
                                               Name:  Daniel P. Katzfey
                                               Chief Executive Officer

                                                                   Exhibit 32.2

  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18USC SECTION 1350
     AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the accompanying Quarterly Report on Form 10-QSB of First Bancshares, Inc. (the "Company") for the quarterly period ended September 30, 2007 (the "Report"), I, Ronald J. Walters, Chief Financial Officer of the Company, hereby certify, pursuant to 18 USC Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


November 13, 2007                          By: /s/ Ronald J. Walters
                                               --------------------------
                                               Name:  Ronald J. Walters
                                               Chief Financial Officer