Form 10QSB
period 2007-12-31
FIRST BANCSHARES INC /MO/
filed 2008-02-08
CIK 912967

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2007

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

                 Class:               Outstanding at February 8, 2008:
       Common Stock, $.01 par value       1,550,815 Common Shares

Transitional Small Business Disclosure Format   Yes        No  X
                                                    -----    -----

                           FIRST BANCSHARES, INC.
                             AND SUBSIDIARIES
                                FORM 10-QSB

                                INDEX

                                                                     Page No.
Part I.   Financial Information                                      --------
-------------------------------

Item 1.   Financial Statements:

          Consolidated Statements of Financial Condition
           at December 31, 2007 and June 30, 2007 (Unaudited)            3

          Consolidated Statements of Income for the Three and Six
           Months Ended December 31, 2007 and 2006 (Unaudited)           4

          Consolidated Statements of Comprehensive Income
           for the Three and Six Months Ended December 31, 2007
           and 2006 (Unaudited)                                          5

          Consolidated Statements of Cash Flows for the
           Six Months Ended December 31, 2007 and 2006 (Unaudited)       6

          Notes to Consolidated Financial Statements (Unaudited)         7

Item 2.   Management's Discussion and Analysis or Plan of Operation     11

Item 3.   Controls and Procedures                                       19

Part II.  Other Information
---------------------------

Item 1.   Legal Proceedings                                             20

Item 2.   Unregistered Sales of Equity Securities and
           Use of Proceeds                                              20

Item 3.   Defaults Upon Senior Securities                               20

Item 4.   Submission of Matters to a Vote of Security Holders           20

Item 5.   Other Information                                             20

Item 6.   Exhibits                                                      20

Signatures                                                              21

Exhibit Index                                                           22

Certifications                                                          23

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

                                               December 31,       June 30,
                                                  2007             2007
ASSETS                                            ----             ----
------
Cash and cash equivalents                   $  22,151,819      $  21,030,321
Certificates of deposit                           656,543            746,632
Securities available-for-sale                  35,514,901         31,321,225
Securities held-to-maturity                     7,303,888         10,786,182
Federal Home Loan Bank stock, at cost           1,613,200          1,613,800
Loans receivable, net                         158,731,508        158,992,921
Loan held for sale                                794,751                  -
Accrued interest receivable                     1,138,986          1,259,460
Prepaid expenses                                  316,575            360,375
Property and equipment                          6,968,718          7,506,862
Real estate owned                                 727,078            293,337
Intangible assets                                 260,527            285,584
Deferred tax asset, net                           631,913            707,066
Income taxes recoverable                           29,128            196,687
Bank-owned life insurance                       6,013,395          5,919,973
Other assets                                      592,959            310,334
                                            -------------      -------------
     Total assets                           $ 243,445,889      $ 241,330,759
                                            =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                    $ 191,990,833      $ 190,090,359
Retail repurchase agreements                    1,136,149          2,103,105
Advances from Federal Home Loan Bank           22,000,000         22,000,000
Accrued expenses and accounts payable           1,066,744            669,202
                                            -------------      -------------
     Total liabilities                        216,193,726        214,862,666
                                            -------------      -------------

Preferred stock, $.01 par value; 2,000,000
  shares authorized, none issued                        -                  -
Common stock, $.01 par value; 8,000,000
  shares authorized, 2,895,036 issued at
  December 31, 2007  and June 30, 2007,
  1,550,815 shares outstanding at
  December  31, 2007 and June 30, 2007             28,950             28,950
Paid-in capital                                17,983,574         17,936,224
Retained earnings - substantially
  restricted                                   28,163,054         27,850,962
Treasury stock - at cost; 1,344,221
  shares at December  31, 2007 and
  June 30, 2007                               (19,112,627)       (19,112,627)
Accumulated other comprehensive income (loss)     189,212           (235,416)
                                            -------------      -------------
     Total stockholders' equity                27,252,163         26,468,093
                                            -------------      -------------
     Total liabilities and stockholders'
        equity                              $ 243,445,889      $ 241,330,759
                                            =============      =============

See notes to consolidated financial statements

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                              Three Months Ended         Six Months Ended
                                 December 31,               December 31,
                               2007        2006          2007         2006
                               ----        ----          ----         ----
Interest Income:
  Loans receivable         $3,018,324   $2,773,741   $5,972,535    $5,341,915
  Securities                  613,642      458,031    1,198,715       912,108
  Other interest-earning
    assets                    175,666      185,418      381,202       389,506
                           ----------   ----------   ----------    ----------
     Total interest income  3,807,632    3,417,190    7,552,452     6,643,529
                           ----------   ----------   ----------    ----------

Interest Expense:
  Deposits                  1,660,803    1,445,295    3,393,109     2,747,885
  Retail repurchase
    agreements                 11,891          778       28,671           778
  Borrowed funds              323,240      360,977      646,497       684,503
                           ----------   ----------   ----------    ----------
     Total interest
       expense              1,995,934    1,807,050    4,068,277     3,433,166
                           ----------   ----------   ----------    ----------

     Net interest income    1,811,698    1,610,140    3,484,175     3,210,363

Provision for loan losses     145,000      130,000      152,500       240,000
                           ----------   ----------   ----------    ----------

Net interest income after
  provision for loan
  losses                    1,666,698    1,480,140    3,331,675     2,970,363
                           ----------   ----------   ----------    ----------

Non-interest Income:
  Service charges and other
    fee income                527,454      500,541    1,028,403       945,359
  Gain on sale of loans       111,683            -      264,612             -
  Gain (loss) on sale of
    property and equipment
    and real estate owned     (24,709)      45,123       12,084        92,209
  Income from bank-owned
    life insurance             40,462       54,278       93,422       108,556
  Other                        25,782       36,509       66,865        81,767
                           ----------   ----------   ----------    ----------
     Total non-interest
       income                 680,672      636,451    1,465,386     1,227,891
                           ----------   ----------   ----------    ----------

Non-interest Expense:
  Compensation and employee
    benefits                1,043,837    1,063,244    2,180,518     2,228,914
  Occupancy and equipment     411,466      429,594      805,053       759,161
  Professional fees           184,569      160,549      331,517       219,414
  Deposit insurance premiums   27,251        5,608       54,314        11,517
  Other                       480,016      467,485      907,619       886,152
                           ----------   ----------   ----------    ----------
     Total non-interest
       expense              2,147,139    2,126,480    4,279,021     4,105,158
                           ----------   ----------   ----------    ----------
     Income before taxes      200,231       (9,889)     518,040        93,096

Income taxes                  113,512      (10,846)     205,949        20,427
                           ----------   ----------   ----------    ----------
     Net income            $   86,719   $      957   $  312,091    $   72,669
                           ==========   ==========   ==========    ==========

     Earnings per share
       - basic             $     0.05   $     0.00   $     0.20    $     0.05
                           ==========   ==========   ==========    ==========
     Earnings per share
       - diluted                 0.05         0.00         0.20          0.05
                           ==========   ==========   ==========    ==========
     Dividends per share         0.00         0.04         0.00          0.08
                                 ====         ====         ====          ====

See notes to consolidated financial statements

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                              Three Months Ended         Six Months Ended
                                 December 31,               December 31,
                               2007        2006          2007         2006
                               ----        ----          ----         ----

Net Income                 $   86,719    $     957    $ 312,091    $  72,669

Other comprehensive
income, net of tax:
  Change in unrealized
    gain on securities
    available-for-sale,
    net of deferred
    income taxes              251,879       73,480      424,628      224,562
                           ----------    ---------    ---------    ---------
Comprehensive income       $  338,598    $  74,437    $ 736,719    $ 297,231
                           ==========    =========    =========    =========

See notes to consolidated financial statements

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                         Six Months Ended
                                                            December 31,
                                                      2007             2006
                                                      ----             ----
Cash flows from operating activities:
Net income                                       $   312,091     $    72,699

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                     437,036         377,901
    Amortization                                      25,057          25,058
    Premiums and discounts on securities             (79,094)         51,099
    Stock based compensation                          47,350          42,908
    Provision for loan losses                        152,500         240,000
    Provision for losses on real estate owned         20,500               -
    Proceeds from sales of loans originated
      for sale                                    11,069,876               -
    Loans originated for sale                     (9,820,118)              -
    Deferred income taxes                            (46,122)          9,846
    (Gain) loss on sale of property and equipment
      and real estate owned                          (31,986)        (91,655)
    Loss on the sale of other repossessed assets       1,502               -
    Income from bank-owned life insurance            (93,423)       (108,556)
    Net change in operating accounts:
      Accrued interest receivable and other assets  (108,599)       (189,378)
      Deferred loan costs                            (35,781)          2,380
      Income taxes recoverable                       167,559           2,477
      Accrued expenses and accounts payable          300,069        (334,727)
                                                 -----------     -----------
        Net cash provided by operating activities  2,318,417         100,052
                                                 -----------     -----------

Cash flows from investing activities:
  Purchase of securities available-for-sale       (9,602,566)     (6,578,707)
  Purchase of securities held to maturity                  -        (345,000)
  Proceeds from maturities of securities
    available-for-sale                             5,856,507         982,796
  Proceeds from sales of securities
    available-for-sale                                     -              -
  Proceeds from maturities of securities
    held to maturity                               3,757,146       7,971,999
  Purchase of Federal Home Loan Bank stock                 -         (84,000)
  Proceeds from redemption of Federal Home Loan
    Bank stock                                           600               -
  Net change in certificates of deposit purchased     90,089         (78,224)
  Net change in loans receivable                  (2,494,777)    (15,271,696)
  Purchases of property and equipment               (153,280)       (439,537)
  Net proceeds from the sale of property
    and equipment                                    287,112               -
  Net proceeds from sale of real estate owned
    and repossessed assets                           128,732         587,875
                                                 -----------     -----------
         Net cash used in investing activities    (2,130,437)    (13,254,494)
                                                 -----------     -----------
Cash flows from financing activities:
  Net change in deposits                           1,900,474       5,417,002
  Net change in retail repurchase agreements        (966,956)        278,788
  Proceeds from borrowed funds                             -       3,000,000
  Cash dividends paid                                      -        (124,166)
  Purchase of treasury stock                               -         (12,764)
                                                 -----------     -----------
        Net cash provided by financing activities    933,518       8,558,860
                                                 -----------     -----------
Net increase (decrease) in cash
  and cash equivalents                             1,121,498      (4,595,582)
Cash and cash equivalents - beginning of period   21,030,321      23,473,645
                                                 -----------     -----------
Cash and cash equivalents - end of period        $22,151,819     $18,878,063
                                                 ===========     ===========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
  Interest on deposits and borrowed funds        $ 3,920,165     $ 3,410,346
                                                 ===========     ===========
  Income taxes                                             -          17,000
                                                 ===========     ===========

Supplemental schedule of non-cash investing and financing activities:

Loans transferred to real estate acquired
  in settlement of loans                         $   512,728     $   227,500
                                                 ===========     ===========

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

2.   ACCOUNTING DEVELOPMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation and cash flows.

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial
Liabilities   Including an amendment of FASB Statement No. 115", which
provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. Statement No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

In September 2006, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting

Principles Board Opinion ("APB") No. 12, "Omnibus Opinion - 1967." The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The Company does not expect that the adoption of EITF 06-04 will have a material impact on its financial position, results of operation and cash flows.

In March 2007, the Emerging Issues Task Force ("EITF") reached a final conclusion on Issue 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements". The consensus concludes that a liability must be recognized for the postretirement obligation related to a collateral assignment split-dollar life insurance arrangement in accordance with SFAS No. 106 or APB No. 12. Any asset should be recognized and measured based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 06-10 will have a material impact on its financial position, results of operation and cash flows.

In December 2007, FASB issued SFAS No. 141(revised), "Business Combinations". The Statement establishes principles and requirements for how an acquirer recognizes and measures tangible assets acquired, liabilities assumed, goodwill and any noncontrolling interests and identifies related disclosure requirements for business combinations. Measurement requirements will result in all assets, liabilities, contingencies and contingent consideration being recorded at fair value on the acquisition date, with limited exceptions. Acquisition costs and restructuring costs will generally be expensed as incurred. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of this Statement will have a material impact on its financial position or results of operations.

In December 2007, FASB issued SFAS No. 160, "Noncontrolling Interests in
Consolidated Financial Statements   an amendment of ARB No. 51".  The
Statement establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary and requires expanded disclosures. This Statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of this Statement will have a material impact on its financial position or results of operations.

3.   EARNINGS PER SHARE

Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect of the issuance of shares eligible to be issued pursuant to stock option agreements.

The table below presents the numerators and denominators used in the basic earnings per common share computations for the three month and six month periods ended December 31, 2007 and 2006.

                                 Three Months Ended        Six Months Ended
                                     December 31,            December 31,
                                     ------------            ------------
                                  2007        2006         2007        2006
Basic earnings per                ----        ----         ----        ----
common share:
Numerator:
  Net income                 $   86,719   $      957    $ 312,091  $   72,669
                             ==========   ==========    =========  ==========

Denominator:
  Weighted average common
    shares outstanding        1,550,815    1,551,715    1,550,815   1,552,040
                             ==========   ==========    =========  ==========

Basic earnings per common
  share                          $ 0.05       $ 0.00       $ 0.20      $ 0.05
                                 ======       ======       ======      ======

Diluted earnings per common share:
Numerator:
  Net income                $    86,719  $       957   $  312,091  $   72,669
                             ==========   ==========    =========  ==========
Denominator:
  Weighted average common
    shares outstanding        1,550,860    1,551,715    1,550,835   1,552,040
                             ==========   ==========    =========  ==========

Basic earnings per
  common share                   $ 0.05       $ 0.00       $ 0.20      $ 0.05
                                 ======       ======       ======      ======


4.   COMMITMENTS

At December 31, 2007 and June 30, 2007, the Company had outstanding commitments to originate loans and fund unused lines of credit totaling $4.9 million and $5.1 million, respectively. It is expected that outstanding loan commitments will be funded with existing liquid assets.

5. STOCK OPTION PLAN

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three-month and six-month periods ended December 31, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

The Company uses historical data to estimate the expected term of the options granted, volatilities, and other factors. Expected volatilities are based on the historical volatility of the Company's common stock over a period of time. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend rate is equal to the dividend rate in effect on the date of grant. The Company used the following assumptions for grants in fiscal 2007, respectively: dividend rates of .00% to .99%, price volatility of 18.36% to 20.29%, risk-free interest rates of 4.58% to 5.02%, and an expected life of
7.5 to 10 years. There were no grants made during the six months ended December 31, 2007.

A summary of option activity under the Plan as of December 31, 2007, and changes during the six months ended December 31, 2007, is presented below:

                                                                  Weighted-
                                                      Weighted-    Average
                                                       Average    Remaining
                                                      Exercise    Contractual
        Options                            Shares      Price        Term
        -------                            ------     ---------   -----------
                                                                  (in months)
Outstanding at beginning of period         64,500     $ 16.76         113
Granted                                         -           -
Exercised                                       -           -
Forfeited or expired                            -           -
                                           ------     -------
Outstanding at end of period               64,500     $ 16.76         107

A summary of the Company's non-vested shares as of December 31, 2007, and changes during the six months ended December 31, 2007, is presented below:

                                                    Weighted-
                                                     Average
                                                    Grant Date
         Non-vested Options              Options    Fair Value
         ------------------              -------    ----------

Outstanding at beginning of period       61,100       $ 6.02
Granted                                       -            -
Exercised                                     -            -
Vested                                    3,000         5.84
Forfeited or expired                          -            -
                                         ------       ------
Outstanding at end of period             58,100       $ 6.03
                                         ======       ======

As of December 31, 2007, there was $135,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 16 months.

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

On December 31, 2007, the Company had total assets of $243.4 million, net loans receivable of $158.7 million, total deposits of $192.0 million and stockholders' equity of $27.3 million. The Company's common shares trade on The Nasdaq Global Market of The NASDAQ Stock Market LLC under the symbol "FBSI."

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 2007, compared to June 30, 2007, and the consolidated results of operations for the three-month and six-month periods ended December 31, 2007, compared to the three-month and six-month periods ended December 31, 2006, respectively. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended June 30, 2007.

Corporate Developments and Overview

During the six month period ended December 31, 2007, the Company entered into a lease agreement for approximately 5,100 square feet of office space in Springfield, Missouri. The new space will house the Bank's Loan Production Office, which has been operating out of a much smaller location since it was approved by the State of Missouri during the third quarter of fiscal 2007. In addition to the Loan Production Office, there will be offices for senior officers of the Company and the Bank, who spend time in Springfield, as well as, the Company home office in Mountain Grove, Missouri. The move to the larger facility was completed in November 2007.

During the six month period ended December 31, 2007, the operations of the in-house brokerage service, which was based in Mountain Grove, Missouri, were discontinued due to staffing difficulties. This brokerage service operated under a Bank subsidiary, First Home Investments. The Company entered into an agreement with an outside company based in Springfield, Missouri to provide brokerage services to the Bank's customers.

The Bank continues to operate under a Memorandum of Understanding (the "MOU") with the Office of Thrift Supervision (the "OTS"). The MOU was entered into during the December 31, 2006 quarter. The MOU dealt with various issues affecting the operations of the Bank. While the Bank has sought to resolve all the issues raised in the MOU, at September 30, 2007, there was one item of the MOU outstanding, namely the completion and filing with the OTS of a three-year business plan for the Bank. The business plan was due by October 31, 2007. The three year business plan was approved by the Bank's board of directors at its meeting on October 26, 2007, and was submitted to the OTS on October 29, 2007.

For more information concerning the MOU or the activities of and developments about the Company during the fiscal year ended June 30, 2007, please refer to the sections titled "Corporate Developments and Overview" and "Risk Factors" on pages one through three of the Company's Form 10-KSB, which was filed with the Securities and Exchange Commission on September 28, 2007.

Financial Condition

As of December 31, 2007, First Bancshares, Inc. had assets of $243.4 million, compared to $241.3 million at June 30. 2007. The increase in total assets of $2.1 million, or 0.9%, was primarily the result of increases in cash and cash equivalents, securities and other assets of $1.1 million, $711,000 and $1.1 million, respectively. These increases were partially offset by a decrease in net loans receivable of $261,000 during the six-month period ended December 31, 2007. The growth in cash and cash equivalents and in investments was funded by deposit growth of $1.9 million during the six month period. At December 31, 2007, there was a total of $795,000 in loans originated for sale which were not yet funded by the purchasers. The increase in deposits was partially offset by a decrease of $967,000 in retail repurchase agreements. Advances from the Federal Home Loan Bank of Des Moines remained constant during the six month period.

Loans receivable, net totaled $158.7 million at December 31, 2007, a decrease of $261,000 from $159.0 million at June 30, 2007. The decrease in loans is, in part, the result of decreased originations because of the current uncertainty in the economy, both local and national, brought about by problems in the sub-prime mortgage market. These problems have affected many sectors of the economy and have created concerns for individuals and businesses. Housing sales, both new and existing, consumer confidence and other indicators of economic health in our market area have decreased over the last few months.

The Company's deposits grew $1.9 million from $190.1 million as of June 30, 2007 to $192.0 million as of December 31, 2007. The growth is the result of efforts made by the Company to attract core deposits through new products introduced during fiscal 2007 and internal emphasis on business development. The balance of the Company's retail repurchase agreements, first introduced during fiscal 2007, decreased by $967,000 from $2.1 million at June 30, 2007 to $1.1 million at December 31, 2007.

As of December 31, 2007 the Company's stockholders' equity totaled $27.3 million, compared to $26.5 million as of June 30, 2007. The increase of $784,000 was due to net income of $312,000 during the first six months of the fiscal year and a positive change in the mark-to-market adjustment, net of taxes, of $425,000 on the Company's available for sale securities portfolio. In addition, there was a $47,000 increase resulting from the accounting treatment of stock based compensation. There were no dividends paid during the period and the Company does not currently have a stock repurchase program in place.

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

Non-performing assets decreased from $3.5 million, or 1.5% of total assets, at June 30, 2007 to $3.4 million, or 1.4% of total assets at December 31, 2007. The Bank's non-performing assets consist of non-accrual loans, past due loans over 90 days, impaired loans not past due or past due less than 60 days, real estate owned and other repossessed assets. The decrease in non-performing assets consisted of a decrease of $315,000 in non-accrual loans and a decrease of $285,000 in loans 90 days or more delinquent and still accruing interest, which were partially offset by an increase of $436,000 in real estate owned and other repossessed assets. A portion of the decrease in the two loan categories was the result of transfers to real estate owned and other repossessed assets, and a portion was the result of charge offs totaling $621,000 during the six month period.

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

On the basis of management's review of its loans and other assets, at December 31, 2007, the Company had classified a total of $3.1 million of its assets as substandard, $184,000 as doubtful and none as loss. This compares to classifications at June 30, 2007 of $4.2 million substandard, $101,000 doubtful and none as loss. This reduction in classified assets to $3.3 million from $4.3 million is the result transfers to real estate owned and other repossessed assets of loans totaling $685,000 and to the write-off of loans during the six month period. In addition, classified assets at December 31, 2007 and June 30, 2007 included real estate owned and other repossessed assets of $727,000 and $293,000, respectively.

In addition to the classified loans, the Bank has identified an additional $1.9 million of credits at December 31, 2007 on its internal watch list compared to $4.8 million at June 30, 2007 and $7.3 million at December 31, 2006. Management has identified these loans as high risk credits and any deterioration in their financial condition could increase the classified loan totals. The decrease in the internal watch list is the result of the stricter internal policies relating to the identification and monitoring of problem loans. During the six months ended December 31, 2007, eight loans totaling $3.1 million were removed from the watch list due to the resolution of the reasons they were on the watch list.

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

At December 31, 2007, the Company has established an allowance for loan losses totaling $2.1 million compared to $2.6 million at June 30, 2007. The allowance represents approximately 78.2% and 82.4% of the total non-performing loans at December 31, 2007 and June 30, 2007, respectively.

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

Results of Operations for the Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

General. For the three months ended December 31, 2007, the Company reported net income of $87,000, or $0.05 diluted share, compared to net income of $1,000, or $0.00 per diluted share, for the same period in 2006. The increase in net income for the 2007 period included increases in net interest income and non-interest income, and a decrease in the provision for loan losses, which were partially offset by increases in non-interest expense and income taxes.

Net interest income. The Company's net interest income for the three months ended December 31, 2007 was $1.8 million, compared to $1.6 million for the same period in 2006. The increase reflects a $390,000 increase in interest income partially offset by a $189,000 increase in interest expense.

Interest income. Interest income for the three months ended December 31, 2007 increased $390,000, or 11.4%, to $3.8 million compared to $3.4 million for the same period in 2006. Interest income from loans increased $245,000 to $3.0 million from $2.8 million in 2006. This was attributable to an increase in average loans to $158.1 million during the 2007 period from $152.5 million during the comparable 2006 period, and to an increase in the yield on loans to 7.58% during the three months ended December 31, 2007 from 7.22% during the comparable period in 2006. The increase in average loans was the result of an increase in lending volume during the last six months of fiscal 2007, and the increase in yield was the result of an upward trend in interest rates between periods.

Interest income from investment securities and other interest-earning assets for the three months ended December 31, 2007 increased $146,000 to $789,000 from $643,000 for the same period in 2006. The increase was the result of an increase in the average balance of these assets of $11.2 million to $65.5 million for the quarter ended December 31, 2007 from $54.3 million for the same period in 2006, and to an increase in the yield on these assets to 4.78% for the 2007 period from 4.69% for the 2006 period.

Interest expense. Interest expense for the three months ended December 31, 2007 increased $189,000 or 10.5%, to $2.0 million from $1.8 million for the same period in 2006. Interest expense on deposits increased $216,000 to $1.7 million in the three months ended December 31, 2007 from $1.4 million in the same period in 2006. The increase resulted from an increase in average interest-bearing deposit balances of $13.8 million to $181.3 million in the 2007 period from $167.5 million in the 2006 period. The increase was also attributable to an increase in the average cost of deposits to 3.63% in the 2007 period from 3.42% in the 2006 period. Interest expense on other interest-bearing liabilities decreased $27,000 to $335,000 in the three months ended December 31, 2007 from $362,000 in the comparable period in 2006. Virtually all of the decrease in interest expense on other interest-bearing liabilities was due to a decrease in the average outstanding balances of other interest-bearing liabilities to $22.0 million during the 2007 period from $25.0 million during the 2006 period. The average outstanding balance of retail repurchase agreements increased to $1.6 million from $93,000 between periods. The Company began to offer retail repurchase agreements during the 2006 period.

Net interest margin. Net interest margin increased to 3.22% for the three months ended December 31, 2007 from 3.09% for the three months ended December 31, 2006.

Provision for loan loss. During the quarter ended December 31, 2007, the provision for loan losses was $145,000, compared to $130,000 for the quarter ended December 31. 2006. For a discussion of this change, see "Non-performing Assets and Allowance for Loan Losses" herein.

Non-interest income. For the three months ended December 31, 2007, non-interest income totaled $681,000, compared to $636,000 for the three months ended December 31, 2006. The $44,000 increase between the two periods resulted primarily from profit of $112,000 on the sale of loans, and to an increase in service charges and fee income of $27,000. There was no profit on the sale of loans during the 2006 period. It is expected that we will continue to generate profit on the sale of loans, but in light of the current real estate climate it is likely that the amount of profit will be less than anticipated over the balance of the fiscal year. These increases were partially offset by decreases of $70,000, $14,000 and $11,000 in gain on the sale of property and equipment and real estate owned, income from bank owned life insurance and other non-interest income, respectively.

Non-interest expense. Non-interest expense totaled $2.1 million for both the three months ended December 31, 2007 and the three months ended December 31, 2006, increasing by only $21,000. This was the result of increases of $24,000, $21,000 and $12,000 in professional fees, deposit insurance premiums and other non-interest expense, respectively. These increases were partially offset by decreases of $19,000 in compensation expense and $18,000 in occupancy and equipment. The increase in professional fees was due to additional internal audit work performed during the period, compared to the prior year and other accounting and legal issues. The increase in deposit insurance premiums was the result of an increase in the assessment rates by the Federal Deposit Insurance Corporation.

Income tax expense. State income tax expense and income tax benefits are recorded based on the taxable income or loss of each of the companies. Federal income taxes are calculated based on the combined income of the consolidated group. Pre-tax net income is reduced by non-taxable income items and increased by non-deductible expense items. The increase in income taxes is primarily the result of the increase in pre-tax income. The tax provision for the quarter ended December 31, 2007 was larger than anticipated due to the effect of the loan write offs recorded during the quarter. Those write offs created a shift in deferred tax assets. The current tax liability increased at the effective current tax rate, while the deferred tax benefit from the timing difference decreased at the higher rate that the Company applies to its timing differences.

Results of Operations for the Six Months Ended December 31, 2007 Compared to the Six Months Ended December 31, 2006

General. For the six months ended December 31, 2007, the Company reported net income of $312,000, or $0.20 diluted share, compared to net income of $73,000, or $0.05 per diluted share, for the same period in 2006. The increase in net income for the 2007 period included increases in net interest income and non-interest income, and a decrease in the provision for loan losses, which were partially offset by increases in non-interest expense and income taxes.

Net interest income. The Company's net interest income for the six months ended December 31, 2007 was $3.5 million, compared to $3.2 million for the same period in 2006. The increase reflects a $909,000 increase in interest income partially offset by a $635,000 increase in interest expense.

Interest income. Interest income for the six months ended December 31, 2007 increased $909,000, or 16.7%, to $7.6 million compared to $6.7 million for the same period in 2006. Interest income from loans increased $631,000 to $6.0 million from $5.3 million in 2006. This was attributable to an increase in average loans to $157.8 million during the 2007 period from $148.6 million during the comparable 2006 period, and to an increase in the yield on loans to 7.51% during the six months ended December 31, 2007 from 7.13% during the comparable period in 2006. The increase in average loans was the result of an increase in lending volume during the last six months of fiscal 2007, and the increase in yield was the result of an upward trend in interest rates between periods.

Interest income from investment securities and other interest-earning assets for the six months ended December 31, 2007 increased $278,000 to $1.6 million from $1.3 million for the same period in 2006. The increase was the result of an increase in the average balance of these assets of $9.0 million to $64.9 million for the six months ended December 31, 2007 from $55.9 million for the same period in 2006, and to an increase in the yield on these assets to 4.83% for the 2007 period from 4.62% for the 2006 period.

Interest expense. Interest expense for the six months ended December 31, 2007 increased $635,000 or 18.5%, to $4.1 million from $3.4 million for the same period in 2006. Interest expense on deposits increased $645,000 to $3.4 million in the six months ended December 31, 2007 from $2.7 million in the same period in 2006. The increase resulted from an increase in average interest-bearing deposit balances of $14.4 million to $180.5 million in the 2007 period from $166.1 million in the 2006 period. The increase was also attributable to an increase in the average cost of deposits to 3.73% in the 2007 period from 3.28% in the 2006 period. Interest expense on other interest-bearing liabilities decreased $10,000 to $675,000 in the six months ended December 31, 2007 from $685,000 in the comparable period in 2006. Virtually all of the decrease in interest expense on other interest-bearing liabilities was due to a decrease in the average outstanding balances of other interest-bearing liabilities to $22.0 million during the 2007 period from $23.7 million during the 2006 period. The average outstanding balance of retail repurchase agreements increased to $1.8 million from $46,000 between periods. The Company began to offer retail repurchase agreements during the 2006 period.

Net interest margin. Net interest margin decreased to 3.10% for the six months ended December 31, 2007 from 3.12% for the six months ended December 31, 2006.

Provision for loan loss. During the six months ended December 31, 2007, the provision for loan losses was $153,000, compared to $240,000 for the six months ended December 31. 2006. For a discussion of this change, see "Non-performing Assets and Allowance for Loan Losses" herein.

Non-interest income. For the six months ended December 31, 2007, non-interest income totaled $1.5 million, compared to $1.2 million for the six months ended December 31, 2006. The $237,000 increase between the two periods resulted primarily from profit of $265,000 on the sale of loans, and to an increase in service charges and fee income of $83,000. There was no profit on the sale of loans during the 2006 period. It is expected that we will continue to generate profit on the sale of loans, but in light of the current real estate climate it is likely that the amount of profit will be less than anticipated over the balance of the fiscal year. These increases were partially offset by decreases of $80,000, $15,000 and $15,000 in gain on the sale of property and equipment and real estate owned, income from bank owned life insurance and other non-interest income, respectively.

Non-interest expense. Non-interest expense totaled $4.3 million for the six months ended December 31, 2007, compared to $4.1 million for the six months ended December 31, 2006, increasing by $174,000. This was the result of increases of $45,000, $112,000, $43,000 and $21,000 in occupancy and equipment, professional fees, deposit insurance premiums and other non-interest expense, respectively. These increases were partially offset by a decrease of $48,000 in compensation expense. The increase in professional fees was due to additional internal audit work performed during the period, compared to the prior year and other accounting and legal issues. The increase in deposit insurance premiums was the result of an increase in the assessment rates by the Federal Deposit Insurance Corporation.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At December 31, 2007, the Company had commitments to originate loans and fund unused lines of credit totaling $4.9 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

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

                                                                   Minimum
                                                                 Requirement
                                                                  To Be Well
                                                    Minimum       Capitalized
                                                  Requirement    Under Prompt
                                                  For Capital     Corrective
                                                   Adequacy         Action
                                  Actual           Purposes       Provisions
                                  ------           --------       ----------
At December 31, 2007         Amount   Ratio    Amount   Ratio   Amount   Ratio
--------------------         ------   -----    ------   -----   ------   -----
(Dollars in thousands)

Tangible Capital (to
 adjusted total assets)     $24,567   10.22%  $ 3,607   1.50%        -      -
Tier 1 (Core) Capital (to
 adjusted total assets)      24,567   10.22     9,619   4.00   $12,024   5.00%
Total Risk Based Capital
 (to risk weighted assets)   26,475   17.14    12,361   8.00    15,451  10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At December 31, 2007, First Home Savings Bank exceeded minimum requirements for the well-capitalized category.

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

Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007 the Company's disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by the Company in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by the Company in the reports that its files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Use of proceeds - None.

(c) Stock repurchases - None

Item 3.  Defaults Upon Senior Securities - None
         --------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders - None
         ----------------------------------------------------------

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


                                      FIRST BANCSHARES, INC.




Date:  February 8, 2008           By: /s/ Daniel P. Katzfey
       ----------------               ----------------------------
                                      Daniel P. Katzfey, President,
                                       and Chief Executive Officer



Date:  February 8, 2008           By: /s/ Ronald J. Walters
       ----------------               ----------------------------
                                      Ronald J. Walters, Senior Vice
                                       President, Treasurer and Chief
                                       Financial Officer

                                 EXHIBIT INDEX

Exhibit No.    Description of Exhibit
-----------    ----------------------

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

Date:  February 8, 2008                  /s/ Daniel P. Katzfey
                                         ----------------------------
                                         Chief Executive Officer

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

Date:  February 8, 2008                  /s/ Ronald J. Walters
                                         -----------------------------
                                         Chief Financial Officer

                                                                  Exhibit 32.1

  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18USC SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the accompanying Quarterly Report on Form 10-QSB of First Bancshares, Inc. (the "Company") for the quarterly period ended December 31, 2007 (the "Report"), I, Daniel P. Katzfey, Chief Executive Officer of the Company, hereby certify, pursuant to 18 USC Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

February 8, 2008                           By: /s/ Daniel P. Katzfey
                                               ----------------------------
                                               Name:  Daniel P. Katzfey
                                               Chief Executive Officer

                                                                  Exhibit 32.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18USC SECTION 1350 AS
       ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-QSB of First Bancshares, Inc. (the "Company") for the quarterly period ended December 31, 2007 (the "Report"), I, Ronald J. Walters, Chief Financial Officer of the Company, hereby certify, pursuant to 18 USC Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


February 8, 2008                    by:  /s/ Ronald J. Walters
                                         -----------------------------
                                         Name:  Ronald J. Walters
                                         Chief Financial Officer