Form 10QSB
period 2008-03-31
FIRST BANCSHARES INC /MO/
filed 2008-05-12
CIK 912967

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

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

                                 (417) 926-5151
                                 ---------------
                           (Issuer's telephone number)


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

        Class:                            Outstanding at May 9, 2008:
Common Stock, $.01 par value                1,550,815 Common Shares

Transitional Small Business Disclosure Format    Yes        No   X
                                                     -----     -----

                            FIRST BANCSHARES, INC.
                               AND SUBSIDIARIES
                                 FORM 10-QSB

                                    INDEX

                                                                    Page No.
                                                                    --------
Part I.   Financial Information
-------------------------------

  Item 1. Financial Statements:

          Consolidated Statements of Financial Condition
           at March 31, 2008 and June 30, 2007 (Unaudited)             3

          Consolidated Statements of Income for the Three and Nine
           Months Ended March 31, 2008 and 2007 (Unaudited)            4

          Consolidated Statements of Comprehensive Income for the
           Three and Nine Months Ended March 31, 2008 and 2007
           (Unaudited)                                                 5

          Consolidated Statements of Cash Flows for the
           Nine Months Ended March 31, 2008 and 2007 (Unaudited)       6

          Notes to Consolidated Financial Statements (Unaudited)       7

  Item 2. Management's Discussion and Analysis or Plan of Operation    11

  Item 3. Controls and Procedures                                      19

Part II.  Other Information
---------------------------

  Item 1. Legal Proceedings                                            20

  Item 2. Unregistered Sales of Equity Securities and
           Use of Proceeds                                             20

  Item 3. Defaults Upon Senior Securities                              20

  Item 4. Submission of Matters to a Vote of Security Holders          20

  Item 5. Other Information                                            20

  Item 6. Exhibits                                                     20

  Signatures                                                           21

  Exhibit Index                                                        22

  Certifications                                                       23

                     FIRST BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

                                                 March 31,      June 30,
                                                   2008           2007
                                                   ----           ----

ASSETS
------
Cash and cash equivalents                     $ 16,419,875    $ 21,030,321
Certificates of deposit                            561,613         746,632
Securities available-for-sale                   41,260,051      31,321,225
Securities held-to-maturity                      4,337,070      10,786,182
Federal Home Loan Bank stock, at cost            1,613,200       1,613,800
Loans receivable, net                          166,243,231     158,992,921
Loan held for sale                               1,916,954               -
Accrued interest receivable                      1,128,379       1,259,460
Prepaid expenses                                   253,563         360,375
Property and equipment                           6,955,558       7,506,862
Real estate owned                                  989,853         293,337
Intangible assets                                  247,998         285,584
Deferred tax asset, net                            573,671         707,066
Income taxes recoverable                                 -         196,687
Bank-owned life insurance                        6,066,049       5,919,973
Other assets                                       445,807         310,334
                                              ------------    ------------
     Total assets                             $249,012,872    $241,330,759
                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                      $198,140,896    $190,090,359
Retail repurchase agreements                       407,439       2,103,105
Advances from Federal Home Loan Bank            22,000,000      22,000,000
Accrued expenses and accounts payable              995,422         669,202
                                              ------------    ------------
     Total liabilities                         221,543,757     214,862,666
                                              ------------    ------------

Preferred stock, $.01 par value; 2,000,000
 shares authorized, none issued                          -               -
Common stock, $.01 par value; 8,000,000
 shares authorized, 2,895,036 issued at
 March 31,2008 and June 30, 2007, 1,550,815
 shares outstanding at March 31, 2008 and
 June 30, 2007                                      28,950          28,950
Paid-in capital                                 18,005,343      17,936,224
Retained earnings - substantially restricted    28,131,326      27,850,962
Treasury stock - at cost; 1,344,221 shares at
 March  31,  2008 and June 30, 2007            (19,112,627)    (19,112,627)
Accumulated other comprehensive income
 (loss)                                            416,123        (235,416)
                                              ------------    ------------
     Total stockholders' equity                 27,469,115      26,468,093
                                              ------------    ------------
     Total liabilities and stockholders'
      equity                                  $249,012,872    $241,330,759
                                              ============    ============

See notes to consolidated financial statements

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                Three Months Ended       Nine Months Ended
                                     March 31,                March 31,
                                 2008        2007         2008        2007
                                 ----        ----         ----        ----
Interest Income:
 Loans receivable            $3,002,153   $2,732,992  $ 8,974,688  $ 8,074,907
 Securities                     582,160      478,060    1,780,875    1,390,168
 Other interest-earning
  assets                        105,314      226,267      486,516      615,773
                            ----------    ----------  -----------  -----------
   Total interest income      3,689,627    3,437,319   11,242,079   10,080,848
                            ----------    ----------  -----------  -----------
Interest Expense:
 Deposits                     1,489,698    1,551,421    4,882,807    4,299,306
 Retail repurchase
  agreements                     5,416         9,972       34,087       10,750
 Borrowed funds                319,840       352,337      966,337    1,036,840
                            ----------    ----------  -----------  -----------
   Total interest expense    1,814,954     1,913,730    5,883,231    5,346,896
                            ----------    ----------  -----------  -----------
   Net interest income       1,874,673     1,523,589    5,358,848    4,733,952

Provision for loan losses      428,100        40,000      580,600      280,000
                            ----------    ----------  -----------  -----------
Net interest income after
 provision for loan losses   1,446,573     1,483,589    4,778,248    4,453,952
                            ----------    ----------  -----------  -----------
Non-interest Income:
 Service charges and other
  fee income                   510,070       426,257    1,538,473    1,371,616
 Gain on sale of loans         111,800             -      376,412            -
 Gain on sale of securities
  available-for-sale                 -       177,000            -      177,000
 Gain (loss) on sale of
  property and equipment
  and real estate owned         (7,044)          289        5,040       92,498
 Income from bank-owned
  life insurance                52,653        52,962      146,076      161,518
 Other                          40,700        34,819      107,564      116,586
                            ----------    ----------  -----------  -----------
   Total non-interest
    income                     708,179       691,327    2,173,565    1,919,218
                            ----------    ----------  -----------  -----------
Non-interest Expense:
 Compensation and
  employee benefits          1,112,301       978,270    3,292,819    3,207,184
 Occupancy and equipment       438,769       386,507    1,243,822    1,145,668
 Professional fees             162,304       220,385      493,821      439,799
 Deposit insurance premiums     27,773         5,240       82,087       16,757
 Other                         406,951       384,551    1,314,570    1,270,703
                            ----------    ----------  -----------  -----------
   Total non-interest
    expense                  2,148,098     1,974,953    6,427,119    6,080,111
                            ----------    ----------  -----------  -----------

   Income before taxes           6,654       199,963      524,694      293,059
Income taxes                    38,381         8,068      244,330       28,495
                            ----------    ----------  -----------  -----------
   Net income (loss)        $  (31,727)   $  191,895  $   280,364  $   264,564
                            ==========    ==========  ===========  ===========

   Earnings (loss) per
    share - basic           $    (0.02)   $     0.12  $      0.18  $      0.17
                            ==========    ==========  ===========  ===========
   Earnings (loss) per
    share - diluted              (0.02)         0.12         0.18         0.17
                            ==========    ==========  ===========  ===========
   Dividends per share            0.00          0.00         0.00         0.08
                            ==========    ==========  ===========  ===========

See notes to consolidated financial statements

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                                Three Months Ended       Nine Months Ended
                                     March 31,                March 31,
                                 2008        2007         2008        2007
                                 ----        ----         ----        ----

Net income (loss)             $(31,727)   $191,895     $280,364     $264,564
Other comprehensive income
 (loss), net of tax:
  Change in unrealized gain
   on securities available-
   for-sale, net of deferred
   income taxes                226,911     (54,704)     651,539      169,858
                              --------    --------     --------     --------

Comprehensive income          $195,184    $137,191     $931,903     $434,422
                              ========    ========     ========     ========

See notes to consolidated financial statements

                  FIRST BANCSHARES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                        Nine Months Ended
                                                             March 31,
                                                        2008          2007
                                                        ----          ----
Cash flows from operating activities:
 Net income                                       $    280,364   $   264,564
 Adjustments to reconcile  net income to net
  cash provided by operating activities:
   Depreciation                                        633,570       567,298
   Amortization                                         37,586        37,586
   Premiums and discounts on securities               (115,591)       27,990
   Stock based compensation                             69,120        56,878
   Provision for loan losses                           580,600       280,000
   Provision for losses on real estate owned            27,850             -
   Proceeds from sales of loans originated for
    sale                                            16,267,312             -
   Loans originated for sale                       (16,302,004)            -
   Deferred income taxes                                12,120       (54,740)
   (Gain) loss on sale of property and equipment
    and real estate owned                              (31,986)      (93,525)
   Gain on sale of securities available-for-sale             -      (177,000)
   Loss on the sale of other repossessed assets          1,502             -
   Income from bank-owned life insurance              (146,076)     (161,518)
   Net change in operating accounts:
    Accrued interest receivable and other assets       274,415      (581,862)
    Deferred loan costs                                (94,641)        5,775
    Income taxes recoverable                           196,687       249,206
    Accrued expenses and accounts payable              111,854      (233,870)
                                                  ------------  ------------
      Net cash provided by operating activities      1,802,682       186,782
                                                  ------------  ------------

Cash flows from investing activities:
 Purchase of securities available-for-sale         (18,177,765)  (12,115,370)
 Purchase of securities held to maturity                     -      (345,000)
 Proceeds from maturities of securities
  available-for-sale                                 9,343,711     4,069,941
 Proceeds from sales of securities available-
  for-sale                                                   -     1,986,000
 Proceeds from maturities of securities held to
  maturity                                           6,447,112     8,583,953
 Purchase of Federal Home Loan Bank stock                    -       (84,500)
 Proceeds from redemption of Federal Home
  Loan Bank stock                                          600             -
 Net change in certificates of deposit
  purchased                                            185,019     2,095,780
 Net change in loans receivable                    (10,645,865)  (13,182,107)
 Purchases of property and equipment                  (336,655)     (541,485)
 Net proceeds from the sale of property and
  equipment                                            287,112        41,500
 Net proceeds from sale of real estate owned
  and repossessed assets                               128,732       710,150
                                                  ------------  ------------
      Net cash used in investing activities        (12,767,999)   (8,781,138)
                                                  ------------  ------------
Cash flows from financing activities:
 Net change in deposits                              8,050,537     8,947,975
 Net change in retail repurchase agreements         (1,695,666)    1,133,007
 Proceeds from borrowed funds                                -     3,000,000
 Cash dividends paid                                         -      (124,166)
 Purchase of treasury stock                                  -       (19,424)
                                                  ------------  ------------
     Net cash provided by financing activities       6,354,871    12,937,392
                                                  ------------  ------------

Net increase (decrease) in cash and cash
 equivalents                                        (4,610,446)    4,343,036
Cash and cash equivalents - beginning of period     21,030,321    23,473,645
                                                  ------------  ------------

Cash and cash equivalents - end of period         $ 16,419,875  $ 27,816,681
                                                  ============  ============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest on deposits and borrowed funds          $  5,813,092  $  5,343,399
                                                  ============  ============
 Income taxes                                                -        18,000
                                                  ============  ============

Supplemental schedule of non-cash investing and financing activities:

Loans transferred to real estate owned and
 other repossessed assets.                        $    855,338  $    495,243
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

2.  ACCOUNTING DEVELOPMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation and cash flows.

In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115", which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. Statement No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

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

In March 2007, the EITF reached a final conclusion on Issue 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements". The consensus concludes that a liability must be recognized for the postretirement obligation related to a collateral assignment split-dollar life insurance arrangement in accordance with SFAS No. 106 or APB No. 12. Any asset should be recognized and measured based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The effective date of EITF 06-10 is for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 06-10 will have a material impact on its financial position, results of operation and cash flows.

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

The table below presents the numerators and denominators used in the basic earnings per common share computations for the three month and nine month periods ended March 31, 2008 and 2007.

                                   Three Months Ended      Nine Months Ended
                                        March 31,               March 31,
                                        ---------               ---------
                                    2008        2007        2008       2007
                                    ----        ----        ----       ----
Basic earnings per common share:
Numerator:
  Net income (loss)            $  (31,727)  $  191,895  $  280,364  $  264,564
                               ==========   ==========  ==========  ==========
Denominator:

  Weighted average common
   shares outstanding           1,550,815    1,551,666   1,550,815   1,551,917
                               ==========   ==========  ==========  ==========
Basic earnings (loss) per
 common share                      ($0.02)  $     0.12  $     0.18  $     0.17
                               ==========   ==========  ==========  ==========

Diluted earnings per common share:
Numerator:
  Net income (loss)            $  (31,727)  $  191,895  $  280,364  $  264,564
                               ==========   ==========  ==========  ==========
Denominator:
  Weighted average common
   shares outstanding           1,550,815    1,551,666   1,550,815   1,551,917
                               ==========   ==========  ==========  ==========

Basic earnings (loss) per
 common share                      ($0.02)  $     0.12  $     0.18  $     0.17
                               ==========   ==========  ==========  ==========


4.  COMMITMENTS

At March 31, 2008 and June 30, 2007, the Company had outstanding commitments to originate loans and fund unused lines of credit totaling $2.4 million and $5.1 million, respectively. It is expected that outstanding loan commitments will be funded with existing liquid assets.

5.  STOCK OPTION PLAN

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three-month and nine-month periods ended March 31, 2008 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

The Company uses historical data to estimate the expected term of the options granted, volatilities, and other factors. Expected volatilities are based on the historical volatility of the Company's common stock over a period of time. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend rate is equal to the dividend rate in effect on the date of grant. The Company used the following assumptions for grants in fiscal 2007, respectively: dividend rates of .00% to .99%, price volatility of 18.36% to 20.29%, risk-free interest rates of 4.58% to 5.02%, and an expected life of
7.5 to 10 years. There were no grants made during the nine months ended March 31, 2008.

A summary of option activity under the 2004 Stock Option Plan ("Plan") as of March 31, 2008, and changes during the nine months ended March 31, 2008, is presented below:

                                                                   Weighted-
                                                      Weighted-     Average
                                                       Average     Remaining
                                                       Exercise   Contractual
            Options                       Shares        Price        Term
            -------                       ------        -----        ----
                                                                  (in months)
Outstanding at beginning of period        64,500        $ 16.76       113
Granted                                        -              -
Exercised                                      -              -
Forfeited or expired                           -              -

                                          ------        -------
Outstanding at end of period              64,500        $ 16.76       104


A summary of the Company's non-vested shares as of March 31, 2008, and changes during the nine months ended March 31, 2008, is presented below:


                                                      Weighted-
                                                       Average
                                                      Grant Date
        Non-vested Options               Options      Fair Value
        ------------------               -------      ----------
Outstanding at beginning of period        61,100        $ 6.02
Granted                                        -             -
Exercised                                      -             -
Vested                                    10,025          5.94
Forfeited or expired                           -             -
                                          ------        ------
Outstanding at end of period              51,075        $ 6.04
                                          ======        ======

As of March 31, 2008, there was $135,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 13 months.

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

On March 31, 2008, the Company had total assets of $249.0 million, net loans receivable of $166.2 million, total deposits of $198.1 million and stockholders' equity of $27.5 million. The Company's common shares trade on The Nasdaq Global Market of The NASDAQ Stock Market LLC under the symbol "FBSI."

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at March 31, 2008, compared to June 30, 2007, and the consolidated results of operations for the three-month and nine-month periods ended March 31, 2008, compared to the three-month and nine-month periods ended March 31, 2007, respectively. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended June 30, 2007.


Corporate Developments and Overview

During the nine months ended March 31, 2008, the Company entered into a lease agreement for approximately 5,100 square feet of office space in Springfield, Missouri. The new space houses the Bank's Loan Production Office, which has been operating out of a much smaller location since it was approved by the State of Missouri during the third quarter of fiscal 2007. In addition to the Loan Production Office, there will be offices for senior officers of the Company and the Bank, who spend time in Springfield, as well as, the Company home office in Mountain Grove, Missouri. The move to the larger facility was completed in November 2007.

During the nine month period ended March 31, 2008, the operations of the in-house brokerage service, which was based in Mountain Grove, Missouri, were discontinued due to staffing difficulties. This brokerage service operated under a Bank subsidiary, First Home Investments. The Company entered into an agreement with an outside company based in Springfield, Missouri to provide brokerage services to the Bank's customers. This agreement has begun to generate a small amount of commission income.

The Bank continues to operate under a Memorandum of Understanding (the "MOU") with the Office of Thrift Supervision (the "OTS"). The MOU was entered into during the December 31, 2006 quarter. The MOU dealt with various issues affecting the operations of the Bank. Management of the Bank believes it has addressed and substantially resolved all the issues raised in the MOU, the last part of which was the three year business plan which was approved by the Bank's Board of Directors at its meeting on October 26, 2007, and submitted to the OTS on October 29, 2007. The board of the Bank receives budget versus actual comparisons and analysis on a monthly basis. This information is also sent to the OTS, as required by the MOU.

For more information concerning the MOU or the activities of and developments about the Company during the fiscal year ended June 30, 2007, please refer to the sections titled "Corporate Developments and Overview" and "Risk Factors" on pages one through three of the Company's Form 10-KSB, which was filed with the Securities and Exchange Commission ("SEC") on September 28, 2007.

On February 22, 2008, the Company filed a preliminary proxy statement and a
Schedule 13E-3, in connection with the Company's intention to reduce the number of stockholders to less than 300 through a reverse stock split at a one-to-one thousand ratio, with the purpose terminating the registration of the Company's state and suspending the Company's reporting obligations with the SEC. This would eliminate the significant costs associated with being a public company. On April 8, 2008, the Company filed an amendment to the February 22, 2008 filing, changing the ratios from one-to-one thousand to one-to-five hundred and on April 25, 2008 mailed the proxy materials to its shareholders.


Financial Condition

As of March 31, 2008, First Bancshares, Inc. had assets of $249.0 million, compared to $241.3 million at June 30, 2007. The increase in total assets of $7.7 million, or 3.1%, was primarily the result of increases in loans receivable and securities available-for-sale of $7.2 million and $9.9 million, respectively. These increases were partially offset by decreases in cash and cash equivalents and securities held to maturity of $4.6 million and $6.4 million, respectively, during the nine-month period ended March 31, 2008. The growth in loans receivable and securities available-for-sale was funded by the decreases in cash and cash equivalents and securities held to maturity, and by deposit growth of $8.0 million during the nine month period. At March 31, 2008, there was a total of $1.9 million in loans originated for sale which were not yet funded by the purchasers. The increase in deposits was partially offset by a decrease of $1.7 million in retail repurchase agreements. Advances from the Federal Home Loan Bank of Des Moines remained constant during the nine month period.

Loans receivable, net totaled $166.2 million at March 31, 2008, an increase of $7.2 million from $159.0 million at June 30. 2007. The increase in loans is the result of increased originations in commercial real estate and commercial business loans during the third fiscal quarter. The opportunity for increased commercial lending resulted from the lower interest rate environment and the fact that the Company's primary market area for such loans, namely Springfield, Missouri, has remained relatively strong. There continues to be some uncertainty in the economy, both locally and nationally, brought about by problems in the sub-prime mortgage market. Housing sales, both new and existing, consumer confidence and other indicators of economic health have decreased over the last several months.

The Company's deposits grew $8.0 million from $190.1 million as of June 30, 2007 to $198.1 million as of December 31, 2007. The growth is the result of efforts made by the Company to attract core deposits through new products introduced during fiscal 2007 and internal emphasis on business development. The balance of the Company's retail repurchase agreements, first introduced during fiscal 2007, decreased by $1.7 million from $2.1 million at June 30, 2007 to $407,000 at March 31, 2008.

As of March 31, 2008 the Company's stockholders' equity totaled $27.5 million, compared to $26.5 million as of June 30, 2007. The increase of $1.0 million was due to net income of $280,000 during the first nine months of the fiscal year and a positive change in the mark-to-market adjustment, net of taxes, of $652,000 on the Company's available for sale securities portfolio. In addition, there was a $69,000 increase resulting from the accounting treatment of stock based compensation. There were no dividends paid during the period and the Company does not currently have a stock repurchase program in place.


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

Non-performing assets increased from $3.5 million, or 1.5% of total assets, at June 30, 2007 to $3.9 million, or 1.6% of total assets at March 31, 2008. The Bank's non-performing assets consist of non-accrual loans, past due loans over 90 days, impaired loans not past due or past due less than 60 days, real estate owned and other repossessed assets. The increase in non-performing assets consisted of an increase of $6,000 in non-accrual loans and an increase of $632,000 in real estate owned and other repossessed assets, which were partially offset by a decrease of $436,000 in loans 90 days or more delinquent and still accruing interest. During the nine month period ended March 31, 2008, these categories were impacted by transfers to real estate owned and repossessed assets of $855,000 and write offs of $988,000.

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

On the basis of management's review of its loans and other assets, at March 31, 2008, the Company had classified a total of $2.6 million of its assets as substandard, $490,000 as doubtful and none as loss. This compares to classifications at June 30, 2007 of $4.2 million substandard, $101,000 doubtful and none as loss. This reduction in classified assets to $3.3 million from $4.3 million is the result of transfers to real estate owned and other repossessed assets of loans totaling $855,000 and to loan write-offs of $988,000 during the nine month period. In addition, classified assets at March 31, 2008 and June 30, 2007 included real estate owned and other repossessed assets of $990,000 and $293,000, respectively.

In addition to the classified loans, the Bank has identified an additional $2.6 million of credits at March 31, 2008 on its internal watch list compared to $4.8 million at June 30, 2007 and $6.3 million at March 31, 2007. Management has identified these loans as high risk credits and any deterioration in their financial condition could increase the classified loan totals. The decrease in the internal watch list is the result of the stricter internal policies relating to the identification and monitoring of problem loans. During the nine months ended March 31, 2008, thirteen loans totaling $3.2 million were removed from the watch list as a result the resolution of the reasons they were on the watch list.

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

At March 31, 2008, the Company has established an allowance for loan losses totaling $2.3 million compared to $2.6 million at June 30, 2007. The allowance represents approximately 78.3% and 82.4% of the total non-performing loans at March 31, 2008 and June 30, 2007, respectively.

The allowance for loan losses reflects management's best estimate of probable losses inherent in the portfolio based on currently available information.
The Company believes that the allowance for loan losses as of March 31, 2008 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While the Company believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company's financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.



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

The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio it will enhance its methodology accordingly. Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Non-performing Assets and Allowance for Loan Losses." Although management believes the levels of the allowance as of both March 31, 2008 and June 30, 2007 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses.


Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

General. For the three months ended March 31, 2008, the Company reported a net loss of $(32,000), or $0.02 diluted share, compared to net income of $192,000, or $0.12 per diluted share, for the same period in 2007. The decrease in net income for the 2008 period included increases in the provision for loan losses, non-interest expense and income taxes, which were partially offset by increases in net interest income and non-interest income.

Net interest income. The Company's net interest income for the three months ended March 31, 2008 was $1.9 million, compared to $1.5 million for the same period in 2007. The increase reflects a $252,000 increase in interest income partially offset by a $99,000 decrease in interest expense.

Interest income. Interest income for the three months ended March 31, 2008 increased $252,000, or 7.3%, to $3.7 million compared to $3.4 million for the same period in 2007. Interest income from loans increased $269,000 to $3.0 million from $2.7 million in 2007. This was attributable to an increase in average loans to $162.8 million during the 2008 period from $155.4 million during the comparable 2007 period, and to an increase in the yield on loans to 7.40% during the three months ended March 31, 2008 from 7.13% during the comparable period in 2007.

The increase in average loans was the result of an increase in lending volume during the 2008 quarter, and the increase in yield was the result of an upward trend in interest rates during the first six months between the two periods. Interest rates began to decrease during the quarter ended March 31, 2008.

Interest income from investment securities and other interest-earning assets for the three months ended March 31, 2008 decreased $17,000 to $687,000 from $704,000 for the same period in 2007. The decrease was the result of a decrease in the yield on these assets to 4.56% for the 2008 period from 4.91% for the 2007 period which was partially offset by an increase in the average balance of these assets of $2.4 million to $60.5 million for the quarter ended March 31, 2008 from $58.1 million for the same period in 2007.

Interest expense. Interest expense for the three months ended March 31, 2008 decreased $99,000 or 5.2%, to $1.8 million from $1.9 million for the same period in 2007. Interest expense on deposits decreased $62,000 to $1.5 million in the three months ended March 31, 2008 from $1.6 million in the same period in 2007. The decrease resulted from a decrease in the average cost of deposits to 3.28% in the 2008 period from 3.40% in the 2007 period. This decrease was partially offset buy an increase in average interest-bearing deposit balances of $9.4 million to $182.4 million in the 2008 period from $173.0 million in the 2007 period. Interest expense on other interest-bearing liabilities decreased $38,000 to $325,000 in the three months ended March 31, 2008 from $363,000 in the comparable period in 2007. Virtually all of the decrease in interest expense on other interest-bearing liabilities was due to a decrease in the average outstanding balances of other interest-bearing liabilities to $22.7 million during the 2008 period from $25.9 million during the 2007 period. The average outstanding balance of retail repurchase agreements decreased to $710,000 during the three months ended March 31, 2008 from $908,000 during the comparable period in 2007.

Net interest margin. The Company's net interest margin increased to 3.37% for the three months ended March 31, 2008 from 2.89% for the three months ended March 31, 2007.

Provision for loan loss. During the quarter ended March 31, 2008, the provision for loan losses was $428,000, compared to $40,000 for the quarter ended March 31, 2007. For a discussion of this change, see "Non-performing Assets and Allowance for Loan Losses" herein.

Non-interest income. For the three months ended March 31, 2008, non-interest income totaled $708,000, compared to $691,000 for the three months ended March 31, 2007. The $17,000 increase between the two periods resulted primarily from profit of $112,000 on the sale of loans, and to an increase in service charges and fee income of $84,000. There was no profit on the sale of loans during the 2007 period. These increases in non-interest income were partially offset by decreases of $7,000 and $177,000 in gain on the sale of property and equipment and real estate owned and gain on the sale of securities available-for-sale. The gain recorded in the 2007 period did not re-occur in the 2008 period.

Non-interest expense. Non-interest expense increased by $173,000 from $2.0 million during the three months ended March 31, 2007 to $2.1 million for the three months ended March 31, 2008. This was the result of increases of $134,000, $52,000, $23,000 and $22,000 in compensation and benefits, occupancy and equipment expense, deposit insurance premiums and other non-interest expense, respectively. These increases were partially offset by a decrease of $58,000 in professional fees. The decrease in professional fees was due to additional fees paid during the three month ended March 31, 2007 related to the transition to a new chief financial officer within the Company's accounting and finance area. Such fees were not incurred during the quarter ended March 31, 2008. The increase in deposit insurance premiums was the result of an increase in the assessment rates by the Federal Deposit Insurance Corporation.

Income tax expense. State income tax expense and income tax benefits are recorded based on the taxable income or loss of each of the companies. Federal income taxes are calculated based on the combined income of the consolidated group. Pre-tax net income is reduced by non-taxable income items and increased by non-deductible expense items. The tax provision for the quarter ended March 31, 2008 was larger than anticipated due to the effect of the loan write offs recorded during the quarter. Those write offs created a shift in deferred tax assets. The current tax liability increased at the effective current tax rate, while the deferred tax benefit from the timing difference decreased at the higher rate that the Company applies to its timing differences.


Results of Operations for the Nine Months Ended March 31, 2008 Compared to the Nine Months Ended March 31, 2007

General. For the nine months ended March 31, 2008, the Company reported net income of $280,000, or $0.18 diluted share, compared to net income of $265,000, or $0.17 per diluted share, for the same period in 2007. The increase in net income for the 2007 period included increases in net interest income and non-interest income, which were partially offset by increases in the provision for loan losses, non-interest expense and income taxes.

Net interest income. The Company's net interest income for the nine months ended March 31, 2008 was $5.4 million, compared to $4.7 million for the same period in 2007. The increase reflects a $1.1 million increase in interest income partially offset by a $536,000 increase in interest expense.

Interest income. Interest income for the nine months ended March 31, 2008 increased $1.2 million, or 11.5%, to $11.2 million compared to $10.1 million for the same period in 2007. Interest income from loans increased $900,000 to $9.0 million from $8.1 million in 2007. This was attributable to an increase in average loans to $159.7 million during the 2008 period from $150.5 million during the comparable 2007 period, and to an increase in the yield on loans to 7.46% during the nine months ended March 31, 2008 from 7.15% during the comparable period in 2007. The increase in average loans was the result of an increase in lending volume primarily during the quarters ended September 30, 2007 and March 31, 2008, while loan volume was down during the quarter ended December 31, 2007. The fluctuation in quarterly loan volume is somewhat normal with the last calendar quarter usually being slower than the preceding quarters. This was magnified in 2007 as a result of uncertainties in the real estate markets and the general state of the economy. The increase in yield was the result of a general upward trend in interest rates during the six months ending September 30, 2007, which was somewhat mitigated by a general downward trend at the start of calendar 2008.

Interest income from investment securities and other interest-earning assets for the nine months ended March 31, 2008 increased $261,000 to $2.3 million from $2.0 million for the same period in 2007. The increase was the result of an increase in the average balance of these assets of $6.0 million to $63.3 million for the nine months ended March 31, 2008 from $57.3 million for the same period in 2007, and to an increase in the yield on these assets to 4.75% for the 2008 period from 4.66% for the 2007 period.

Interest expense. Interest expense for the nine months ended March 31, 2008 increased $536,000 or 10.0%, to $5.9 million from $5.4 million for the same period in 2007. Interest expense on deposits increased $584,000 to $4.9 million in the nine months ended March 31, 2008 from $4.3 million in the same period in 2007. The increase resulted from an increase in average interest-bearing deposit balances of $13.0 million to $181.3 million in the 2008 period from $168.3 million in the 2007 period. The increase was also attributable to an increase in the average cost of deposits to 3.58% in the 2008 period from 3.40% in the 2007 period. Interest expense on other interest-bearing liabilities decreased $48,000 to $1.1 million in the nine months ended March 31, 2008 from $1.0 million in the comparable period in 2007. Virtually all of the decrease in interest expense on other interest-bearing liabilities was due to a decrease in the average outstanding balances of other interest-bearing liabilities to $23.4 million during the 2008 period from $24.5 million during the 2007 period. The average outstanding balance of retail repurchase agreements increased to $1.4 million during the nine months ended March 31, 2008 from $363,000 during the comparable period in 2007.

Net interest margin. The Company's net interest margin increased to 3.19% for the nine months ended March 31, 2008 from 3.03% for the nine months ended March 31, 2007.

Provision for loan loss. During the nine months ended March 31, 2008, the provision for loan losses was $581,000, compared to $280,000 for the nine months ended March 31, 2007. For a discussion of this change, see "Non-performing Assets and Allowance for Loan Losses" herein.

Non-interest income. For the nine months ended March 31, 2008, non-interest income totaled $2.2 million, compared to $1.9 million for the nine months ended March 31, 2007. The $254,000 increase between the two periods resulted primarily from profit of $376,000 on the sale of loans, and to an increase in service charges and fee income of $167,000. There was no profit on the sale of loans during the 2007 period. These increases were partially offset by decreases of $87,000, $15,000, $9,000 and $177,000, in gain on the sale of property and equipment and real estate owned, income from bank owned life insurance, other non-interest income and gain on the sale of securities available-for-sale, respectively.

Non-interest expense. Non-interest expense totaled $6.4 million for the nine months ended March 31, 2008, compared to $6.1 million for the nine months ended March 31, 2007, increasing by $347,000. This was the result of increases of $86,000, $98,000, $54,000, $65,000 and $44,000 in compensation and benefits, occupancy and equipment, professional fees, deposit insurance premiums and other non-interest expense, respectively. The increase in professional fees was due to additional internal audit work performed during the period, compared to the prior year and other accounting and legal issues. The increase in deposit insurance premiums was the result of an increase in the assessment rates by the Federal Deposit Insurance Corporation.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At March 31, 2008, the Company had commitments to originate loans and fund unused lines of credit totaling $2.4 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Home Savings Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth First Home Savings Bank's actual capital and required capital amounts and ratios at March 31, 2008 which, at that date, exceeded the minimum capital adequacy requirements.

                                                                  Minimum
                                                             Requirement To Be
                                               Minimum        Well Capitalized
                                           Requirement For      Under Prompt
                                           Capital Adequacy  Corrective Action
                             Actual            Purposes          Provisions
                             ------            --------          ----------
At March 31, 2008       Amount    Ratio    Amount    Ratio    Amount     Ratio
-----------------       ------    -----    ------    -----    ------     -----
(Dollars in thousands)
 Tangible Capital
  (to adjusted total
  assets)              $24,718    10.05%   $ 3,688    1.50%        -        -
 Tier 1 (Core) Capital
  (to adjusted total
  assets)               24,718    10.05      9,834    4.00   $12,293     5.00%
 Total Risk Based
  Capital (to risk
  weighted assets)      26,730    16.42     13,023    8.00    16,279    10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At March 31, 2008, First Home Savings Bank exceeded minimum requirements for the well-capitalized category.


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

Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008 the Company's disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by the Company in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by the Company in the reports that its files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended March 31, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Stock repurchases - None

Item 3.  Defaults Upon Senior Securities - None
         --------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders - None
         ----------------------------------------------------------

Item 5.  Other Information - None
         ------------------------

Item 6.  Exhibits
         --------
(a)  Exhibits:
     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------------

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FIRST BANCSHARES, INC.



Date:   May 12, 2008            By:  /s/ Daniel P. Katzfey
        ------------                 ---------------------
                                     Daniel P. Katzfey, President,
                                      and Chief Executive Officer



Date:   May 12, 2008            By:  /s/ Ronald J. Walters
        ------------                 ---------------------
                                     Ronald J. Walters, Senior Vice President,
                                      Treasurer and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.  Description of Exhibit
-----------  ----------------------

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

Date:  May 12, 2008                     /s/ Daniel P. Katzfey
       ------------                     -----------------------
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

Date:  May 12, 2008                     /s/ Ronald J. Walters
                                        ------------------------
                                        Chief Financial Officer

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

May 12, 2008                            By: /s/ Daniel P. Katzfey
                                            ------------------------
                                            Name:  Daniel P. Katzfey
                                            Chief Executive Officer

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


May 12, 2008                         by:  /s/ Ronald J. Walters
                                          -----------------------
                                          Name:  Ronald J. Walters
                                          Chief Financial Officer