Form 10-K
period 2008-06-30
FIRST BANCSHARES INC /MO/
filed 2008-09-26
CIK 912967

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended June 30, 2008 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File Number: 0-22842

                           FIRST BANCSHARES, INC.
                           ----------------------
            (Exact name of registrant as specified in its charter)

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

Securities registered pursuant to Section 12(g) of the Act:      None

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act. Yes    No  x
                                                 ---    ---

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act. Yes      No  x
                                                ---     ---

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  x   No
                                                   ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

       Large accelerated filer [ ]      Accelerated filer [ ]
       Non-accelerated filer [ ]        Smaller reporting company [x]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes      No  x
                                      ----     ----

     As of September 26, 2008, the registrant had outstanding 1,550,815 shares of common stock. The registrant's common stock is listed on the Nasdaq Global Market of The Nasdaq Stock Market LLC under the symbol "FBSI." The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on The Nasdaq Stock Market LLC on December 31, 2007, was $24.1 million. For purposes of this calculation, officers and directors of the registrant and the Employee Stock Ownership Plan are considered affiliates of the registrant.
The exclusion of the value of the shares owned by these individuals shall not be deemed an admission by the issuer that such person is an affiliates of the issuer.

                        DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2008. (Parts I and II)

2. Portions of the Proxy Statement for the 2008 Annual Meeting of
   Stockholders. (Part III)

                  DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that may relate to First Bancshares, Inc. ("Company" or "First Bancshares"), expected future financial results, strategic plans or objectives. These statements are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company and First Home Savings Bank ("Savings Bank" or "First Home"). Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: the credit risks of lending activities, including changes in the level and direction of loan delinquencies, other loans of concern, loan write-offs and changes in estimates of the adequacy of the allowance for loan losses; competitive pressures among depository institutions; interest rate movements and their impact on customer behavior and net interest margin; the impact of repricing and competitor pricing initiatives on loan and deposit products; the ability to adapt successfully to technological changes to meet customers' needs and development in the marketplace; our ability to access cost-effective funding; changes in financial markets; changes in economic conditions in general and particularly as related to our market areas; new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; the outcome of litigation; results of examinations by our banking regulators, limitations on our future business activities resulting from the Memorandum of Understanding between the Savings Bank and the Office of Thrift Supervision entered into on December 1, 2006; changes in accounting principles, policies or guidelines; the economic impact of any terrorist actions on our loan originations and loan repayments; and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

                                     PART I

Item 1.  Description of Business
--------------------------------

General

     First Bancshares, a Missouri corporation, was incorporated on September 30, 1993 for the purpose of becoming the holding company for First Home upon its conversion from a state-chartered mutual to a state-chartered stock savings and loan association ("Conversion"). The Conversion was completed on December 22, 1993. At June 30, 2008, the Company had consolidated total assets of $249.2 million, total deposits of $194.6 million and stockholders' equity of $27.1 million. The Company is not engaged in any significant activity other than holding the stock of First Home. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to operations of the Savings Bank. The Company's common shares trade on The Nasdaq Stock Market LLC under the symbol "FBSI."

     The Savings Bank is a Missouri-chartered, federally insured stock savings and loan association organized in 1911. The Savings Bank conducts its business from its home office in Mountain Grove and ten full service branch facilities in Marshfield, Ava, Gainesville, Sparta, Theodosia, Crane, Galena, Kissee Mills, Rockaway Beach and Springfield, Missouri. The full service branch in Springfield, Missouri opened in July 2006. In addition, in March 2007 the Savings Bank opened a loan origination office in Springfield, Missouri for the purpose of originating primarily loans on single-family residences for sale into the secondary market. The deposits of the Savings Bank are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). As a Missouri-chartered savings and loan association, First Home derives its authority from, and is governed by, the provisions of the Missouri Savings and Loan Law ("Missouri Law") and regulations of the Missouri Division of Finance ("Division") and the Office of Thrift Supervision
("OTS").  See "   Regulation of First Home" below.

     The Savings Bank provides its customers with a full array of community banking services. The Savings Bank is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with other funding sources, to invest in residential mortgage loans, commercial real estate loans, land loans, second mortgage loans, consumer loans and commercial business loans, for its loan portfolio. As noted above, the Savings Bank also originates residential mortgage loans for sale into the secondary market. Excess funds are typically invested in securities and other assets. At June 30, 2008, the Savings Bank's net loans were $167.0 million, or 67.0% of consolidated total assets. The $167.0 million in total loans consisted of $76.0 million, or 44.8% of total loans, in residential mortgages, $53.7 million, or 31.7% of total loans, in commercial real estate loans, $10.8 million, or 6.4% of total loans, in land loans, $7.1 million, or 4.2% of total loans, in second mortgage loans, $10.2 million, or 6.0% of total loans, in consumer loans, and $11.8 million, or 6.9% of total loans, in commercial business loans. Of loans maturing after June 30, 2009, adjustable rate mortgage ("ARM") loans account for approximately 62.8% of loans secured by real estate and 55.5% of the total loan portfolio. See "-- Lending Activities" below.

Corporate Developments and Overview

     The Savings Bank continues to operate under a Memorandum of Understanding (the "MOU") with the OTS. The MOU was entered into during the December 31, 2006 quarter. The MOU resulted from issues noted during the examination of the Savings Bank conducted by the OTS, the report on which was dated in July 2006, and included deficiencies in lending policies and procedures, recent operating losses, and the need to revise both the business plan and the budget to enhance profitability. The corrective actions required to be taken by the Savings Bank under the MOU include, among others: (1) developing procedures concerning ongoing credit administration and monitoring;
(2) continuing to identify, track and correct credit and collateral documentation exceptions and loan policy exceptions; (3) preparing and submitting to the Savings Bank's Board of Directors an accurate and complete loan-to-one borrower report; (4) preparing and updating, where appropriate, a workout plan for each classified asset over $250,000; (5) adopting a revised loan loss allowance policy; (6) amending the Savings Bank's appraisal policy to require written review of all appraisals prior to final loan approval; (7) adopting a revised loan policy that provides for underwriting guidelines, loan documentation, and credit administration procedures for unsecured loans; (8) requesting the consent of the FDIC for the Savings Bank's subsidiary, FYBAR Service Corporation, to hold real estate for investment, or approving a plan for divestiture of such investment by June 30, 2007; (9) implementing corrective actions with respect to the previously conducted independent information technology audit; and (10) preparing, adopting and submitting to the OTS a comprehensive three year business plan and budget. The Company believes that the Savings Bank has satisfactorily addressed all of the issues raised by the MOU. During July 2007, the OTS performed an on-site review of the progress made on resolving the issues discussed in the MOU. The Savings Bank did not receive a formal report from the OTS on the results of this review.

     On February 22, 2008, the Company filed a preliminary proxy statement and a Schedule 13E-3, in connection with the Company's intention to reduce the number of stockholders to less than 300 through a reverse stock split at a one-to-one thousand ratio, with the purpose of terminating the Company's registration and suspending the Company's reporting obligations with the Securities and Exchange Commission ("SEC"). This would have eliminated the significant costs associated with being a public company. On April 8, 2008, the Company filed an amendment to the preliminary proxy statement filed on February 22, 2008, changing the ratios from one-to-one thousand to one-to-five hundred and on April 25, 2008 mailed the proxy materials to its shareholders.

     The Annual Meeting of Stockholders' took place in Mountain Grove, Missouri on June 10, 2008. The resolutions related to the reverse stock split and the forward stock split did not receive required shareholder approval and consequently did not pass. As a result, the Company has continued with the same reporting obligations to the SEC.

     During the year ended June 30, 2008, the Savings Bank entered into a lease agreement for approximately 5,100 square feet of office space in Springfield, Missouri. The new space houses the Savings Bank's Loan Production Office, which has been operating out of a much smaller location since it was approved by the State of Missouri during the third quarter of fiscal 2007. In addition to the Loan Production Office, the facility has offices for senior officers of the Company and the Savings Bank, who spend time in Springfield, as well as, in the Company's home office in Mountain Grove, Missouri. The move to the larger facility was completed in November 2007.

     During the year ended June 30, 2008, the operations of the in-house brokerage service, which was based in Mountain Grove, Missouri, were discontinued because of staffing difficulties. This brokerage service operated under a Savings Bank subsidiary, First Home Investments. The Company entered into an agreement with an outside company based in Springfield, Missouri to provide brokerage services to the Savings Bank's customers.

Market Area

     The Savings Bank is headquartered in the town of Mountain Grove, in Wright County, Missouri. Wright County has a population of approximately 17,000 and its economy is highly diversified, with an emphasis on the beef and dairy industries. Except for the branch office open in July of 2006 in Springfield, Missouri, the Savings Bank's market area is predominantly rural in nature. Its deposit taking and lending activities primarily encompass Wright, Webster, Douglas, Christian, Ozark, Stone, Taney and, since July 2006, Greene counties in Missouri. Significant companies in the rural areas include Hutchens Steel, Bore Flex, Inc., Copeland Corporation, Dairy Farmers of America and WoodPro Cabinetry. The Springfield market has a great many significant companies, including Kraft Foods, Willow Brook Foods, Bass Pro Shops, O'Reilly Automotive, Positronic Industries, Lauren Cook Company and Paul Mueller Company. In addition, Missouri State University, St. John's Hospital and Cox Health Systems are major employers and contributors to the economic well-being of the Springfield, Missouri area. The Savings Bank also transacts a significant amount of business in Texas County, Missouri. The Savings Bank's market area, especially Ozark County because of its proximity to Norfolk and Bull Shoals lakes, has experienced a rather slow but steady growth from retirees. The Springfield market has shown robust growth and development over the past several years. Economic conditions in the Savings Bank's market areas have been relatively stable, in spite the recent downturn in the housing market and the economy in general.

Selected Consolidated Financial Information

     This information is incorporated by reference to pages 4 and 5 of the 2008 Annual Report to Stockholders ("Annual Report") attached hereto as
Exhibit 13.

Average Balances, Yields Earned and Rates Paid

     This information is incorporated by reference to page 16 of the Annual Report attached hereto as Exhibit 13.

Yields Earned and Rates Paid

     This information is incorporated by reference to page 17 of the Annual Report attached hereto as Exhibit 13.

Rate/Volume Analysis

     This information is incorporated by reference to page 18 of the Annual Report attached hereto as Exhibit 13.

Lending Activities

     General. Historically, the principal lending activity of the Savings Bank has been the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing one-to-four family owner occupied homes within its primary market area. While the Savings Bank continues to actively seek originations of such loans, most of the fixed-rate loans of this type are currently originated for sale in the secondary market. In an attempt to diversify its lending portfolio, the Savings Bank also originates commercial real estate loans, land loans, consumer loans, such as mobile home loans, automobile loans and loans secured by savings accounts, and commercial business loans. The ratios of residential and commercial real estate loans to total loans has shifted gradually in recent years as a result of both this diversification and the minimal number of fixed-rate one-to-four family loans originated for the portfolio. Additionally, the Savings Bank used the Small Business Administration's ("SBA") guaranteed programs between September 2000 and December 2005. As of June 30, 2008, 22 commercial business and commercial real estate loans with an aggregate balance of $4.1 million have SBA guarantees. The Savings Bank was not involved in SBA lending during the fiscal years ended June 30, 2008 and 2007.

     In addition to loans within the Savings Bank's primary market area, the Savings Bank also has originated eight one-to-four family loans, 12 commercial real estate loans, four land loans, three commercial business loans and seven consumer loans in Arkansas, Oregon, Kansas, Nebraska, Oklahoma, Nevada and nine other states. The 34 loans had an aggregate balance of $6.3 million at June 30, 2008. As of June 30, 2008 there was one loan of $283,000 collateralized by commercial real estate in excess of 90 days past due and one loan of $250,000 on commercial real estate more than 60 days, but less than 90 days, past due. Additionally, there were three out-of-state loans totaling $604,000 that were past due between five and 18 days. The remaining 29 loans were performing according to their scheduled repayment terms.

     At June 30, 2008, the Savings Bank's net loans receivable totaled $167.0 million, which represented 67.0% of consolidated total assets. Historically, the Savings Bank has primarily originated ARM loan products. At June 30, 2008, ARM loans with a maturity date after June 30, 2009 accounted for $98.6 million or 58.2% of the total loan portfolio and $92.7 million or 62.8% of loans secured by real estate. The Savings Bank focuses on serving the needs of its local community and strongly believes in a lending philosophy that emphasizes individual customer service and flexibility in meeting the needs of its customers. During the four years ended June 30, 2006, the Savings Bank experienced a significant decline in the amount of its one-to-four family loan portfolio. While this trend was moderately reversed during the year ended June 30, 2007, during the year ended June 30, 2008, the Savings Bank experienced a significant decrease in its one-to-four family loan portfolio. The decrease in one-to-four family originations for the portfolio during fiscal 2008 was the result of the decline in economic conditions during the period and the resulting negative impact on property values. In addition, the Savings Bank retained primarily adjustable rate in its portfolio and almost all one-to-four family loans with fixed interest rates have been sold to other investors. While the origination of loans for others does not increase the Savings Bank's loan portfolio, it does provide the Savings Bank with the opportunity to generate fee income, and the ability to service its customer base. In addition, the Savings Bank historically has retained some fixed-rate mortgage loans in its portfolio. The retained loans generally have a higher interest rate than those loans originated for other investors. Generally, fixed rate loans that are retained in the Savings Bank's portfolio will be small loans ($50,000 or less) where the value of the acreage is too great for the residence to qualify under the secondary market standard.

     Loan Portfolio Analysis. The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan as of the dates indicated. Construction loans are included in residential and commercial real estate loans depending on the type of security. At June 30, 2008, the Savings Bank had $13.9 million, or 8.34% of total loans, in interim construction loans in its portfolio of which $4.4 million were for residential construction, $574,000 were for multi-family construction and $9.0 million were for non-residential construction, as described below. At June 30, 2007, the Savings Bank had $11.0 million, or 6.89% of total loans, in interim construction loans in its portfolio. Because of the amount of its construction loans, and the fact that most of these loans are made with the intent to convert to permanent financing, the Savings Bank does not separately disclose these types of loans.


                                                           At June 30,
                        ------------------------------------------------------------------------------------
                              2008              2007            2006             2005             2004
                        ------------------------------------------------------------------------------------
                         Amount  Percent  Amount  Percent  Amount  Percent  Amount  Percent   Amount Percent
                        ------------------------------------------------------------------------------------
                                                        {Dollars in thousands}
Type of Loan:
 Real Estate Loans
  Residential Mortgage $ 75,992   44.83% $86,530   53.57% $82,519   55.59% $89,220   54.36%  $95,339  56.21%
  Commercial real
   estate (1)            53,730   31.69   40,331   24.97   37,097   24.99   41,492   25.28    40,196  23.70
  Land                   10,756    6.34    9,095    5.63    7,949    5.36    9,450    5.76     9,019   5.32
  Second mortgage loans   7,103    4.19    4,828    2.99    3,659    2.47    4,161    2.54     3,882   2.29
                        ------------------------------------------------------------------------------------
     Total mortgage
      loans             147,581   87.05  140,784   87.16  131,224   88.41  144,323   87.94   148,436  87.52
                     ------------------------------------------------------------------------------------
Consumer Loans:
  Automobile loans        4,726    2.79    4,078    2.53    3,467    2.34    4,910    2.99     5,314   3.14
  Savings account loans   1,468    0.87    1,504    0.93    1,709    1.15    1,709    1.04     1,900   1.12
  Mobile home loans       2,977    1.76    3,589    2.22    2,438    1.64    2,139    1.30     1,970   1.16
  Other consumer          1,007    0.59    2,860    1.77    1,060    0.71      979    0.60     1,629   0.96
                        ------------------------------------------------------------------------------------
     Total other loans   10,178    6.01   12,031    7.45    8,674    5.84    9,737    5.93    10,813   6.38
                        ------------------------------------------------------------------------------------
Commercial business      11,769    6.94    8,700    5.39    8,532    5.75   10,057    6.13    10,350   6.10
                        ------------------------------------------------------------------------------------
     Total loans        169,528  100.00% 161,515  100.00% 148,430  100.00% 164,117  100.00%  169,599 100.00%
                            =======          =======          =======          =======          =======
Add:
  Unamortized deferred loan
   costs, net of origination
   fees                     304              171              184              201               224

Less:
  Undisbursed loans in
   process*                   -                1            4,153            3,324             2,324
  Allowance for possible
   loan losses            2,797            2,692            2,474            2,851             1,240
                       --------         --------         --------         --------          --------
Total loans receivable,
   net                 $167,035         $158,993         $141,987         $158,143          $166,259
                       ========         ========         ========         ========          ========
____________
(1) Includes multi-family residential loans



     One-to-Four Family Residential Loans. The Savings Bank originates residential mortgage loans to enable borrowers to purchase existing homes, to construct new one-to-four family homes or refinance existing debt on their homes. Management believes that the origination of one-to-four family residential mortgage loans has contributed positively to interest income. The increases in delinquencies and losses over the three years ended June 30, 2006 were primarily the result of lending activities other than one-to-four family residential mortgage lending. At June 30, 2008, $76.0 million, or 44.8% of the Savings Bank's gross loan portfolio, consisted of residential mortgage loans (almost all of which are non-indexed ARMs, with the principal amortizing over loan terms ranging from 10 to 30 years). Since 1973 until fiscal 2006, the Savings Bank had originated almost exclusively ARM loan products. Initially, ARM loans were indexed to the Savings Bank's cost of funds. In 1979, the Savings Bank discontinued the use of the indexed ARM loans and changed to its current policy of non-indexed ARMs, which generally allows, but does not require, the Savings Bank to adjust the interest rate once a year, up or down, not to exceed 1% per year. Loans of this nature originated after 1988 generally were limited to a 6% maximum increase over the life of the loan. During the current year, the Savings Bank began offering fixed rate one-to-four family residential mortgage lending in an effort to compete with products offered by other lenders. Most of these loans are originated for sale in the secondary market.

     The Savings Bank's lending policies generally limit the maximum loan-to-value ratio on one-to-four family residential mortgage loans originated for portfolio to 100% of the lesser of the appraised value or purchase price of the underlying residential property. Loans exceeding a 80% loan-to-value ratio have a higher interest rate and loans exceeding a 90% loan-to-value ratio have private mortgage insurance, which reduces the loan-to-value ratio to 78%. Reducing the loan-to-value ratio of these loans limits the Savings Bank's exposure and allows these loans to qualify for sale in the secondary market. The Savings Bank requires title insurance, fire and casualty coverage and a flood zone determination on all residential mortgage loans originated or purchased. All of the Savings Bank's real estate loans contain "due on sale" clauses. In prior years, the Savings Bank's personnel prepared all property evaluations at no expense to the borrower unless the property is outside its normal lending territory or the loan exceeds $250,000, in which event, independent appraisers are utilized. During fiscal 2006, the Savings Bank changed this practice and now obtains independent appraisals on all residential mortgage loans, as well as, all non-residential mortgage loans.

     At June 30, 2008, the Savings Bank had $4.4 million in residential construction loans in its residential portfolio with maximum loan-to-value ratios of 85% based upon the estimated value upon completion. Typically, the Savings Bank limits its construction lending to individuals who are building their primary residences. Generally, loan proceeds are disbursed as construction progresses, based on invoices presented and inspections made. Construction financing generally is considered to involve a higher degree of risk, and possibly loss, than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the estimated cost of construction and the accuracy of the initial estimate of the property's value at completion of construction or development. During the construction phase, a number of factors could result in delays and cost overruns. The Savings Bank has sought to minimize this risk by primarily limiting construction lending to qualified borrowers in the Savings Bank's market area. At June 30, 2008, construction loans to builders amounted to $1.4 million, or 0.83% of the total loan portfolio and custom construction loans amounted to $3.0 million, or 1.78% of the total loan portfolio. The majority of these loans are converted into permanent residential real estate loans. During construction, these loans typically require monthly interest-only payments. Once construction is completed, these loans convert to monthly principal and interest based on amortization schedules for conventional residential or commercial buildings.

     While construction loans inherently carry a higher level of risk than residential mortgage loans, at June 30, 2008, the Savings Bank's construction loan portfolio had only one single family construction loan of $170,000 and one commercial construction loan of $283,000 classified as substandard. There are no construction loans classified as doubtful or loss at that date. In addition, there are three one-to-four family construction loans totaling $247,000 and four commercial construction loans totaling $985,000 on the Savings Bank's watch list.

     Second Mortgage Loans. The Savings Bank offers fixed and adjustable rate second mortgage loans that are usually made on the security of the borrower's residence. Loans normally do not exceed 80% of the appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 10 years requiring monthly payments of principal and interest. At June 30, 2008, second mortgage loans amounted to $7.1 million, or 4.2% of total loans of the Savings Bank.

     During the year ended June 30, 2007, the Savings Bank began offering home equity lines of credit. Home equity lines of credit have terms of up to ten years and carry an interest rate of prime with a monthly adjustment for those loans that, combined with the first mortgage, result in a loan-to-value ratio of no more than 90%, or a rate of prime plus 1.0% with a monthly adjustment for those loans that, combined with the first mortgage, result in a loan-to-value ratio of greater than 90%. These loans are included with either residential loans, if they have a first lien position, or second mortgages in the various schedules that are part of this report. As of June 30, 2008, home equity lines of credit totaled $3.0 million, of which $1.1 million was included in the residential loan totals and $1.9 million was included with the second mortgage total.

     Land and Commercial Real Estate Loans. The Savings Bank had loans outstanding secured by land and commercial real estate of $64.5 million, or 38.0% of the Savings Bank's gross loan portfolio, at June 30, 2008. The Savings Bank's portfolio of commercial real estate loans was $53.7 million, or 31.7% of the total loan portfolio, and are primarily located in the Savings Bank's market area. The average size of these loans is $206,000. These loans typically are made with a fixed rate for one to five years and then adjust at least annually, thereafter, based on prime rate or the Constant Maturity Treasury Index ("CMT"). The Savings Bank's commercial real estate portfolio consists of loans on a variety of property types with no large concentrations by property type. The Savings Bank's largest commercial real estate loan at June 30, 2008 was a $2.8 million loan. The loan is for a term of three years and is collateralized by a residential subdivision located in Springfield, Missouri. At June 30, 2008, the loan was performing according to its repayment terms.

     Of primary concern in commercial real estate lending is the feasibility and cash flow potential of the property along with the borrower's creditworthiness and the value of the underlying collateral. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to supply and demand in the market in the type of property securing the loan and, therefore, may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, the borrowers' ability to repay the loan may be impaired. Commercial real estate loans also tend to have shorter maturities than residential mortgage loans and may not be fully amortizing, meaning that they may have a significant principal balance or "balloon" payment due on maturity. In addition, commercial real estate properties, particularly industrial properties, are generally subject to relatively greater environmental risks than non-commercial properties and to the corresponding burdens and costs of compliance with environmental laws and regulations.
Also, there may be costs and delays involved in enforcing rights of a property owner against tenants in default under the terms of leases with respect to commercial properties. For example, tenants may seek the protection of the bankruptcy laws, which could result in termination of lease contracts, reducing cash flow.

     At June 30, 2008, the Savings Bank had four loans secured by multi-family residential real estate, totaling approximately $1.8 million, or 1.1% of the Savings Bank's gross loan portfolio. At June 30, 2008, all of these loans were performing in accordance with their repayment terms. Multi-family real estate loans are generally originated at 80% of the appraised value of the property or selling price, whichever is less, and carry interest rates that are fixed for one to five years and then adjust annually based on the CMT with the principal amortized over 15 to 30 years. Loans secured by multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential loans. In addition, multi-family real estate loans carry risks similar to those associated with commercial real estate lending.

     Land loans amounted to $10.8 million, or 6.3% of the gross loan portfolio at June 30, 2008 and are secured primarily by property located in the Savings Bank's primary market area. The Savings Bank's land loans generally are secured by farm land used in beef or dairy operations. Loans secured by farm properties are of particular concern since repayment is dependent upon the successful operation of the farming operations, which is greatly contingent on various factors outside the control of either the borrower or the Savings Bank. These factors include adverse weather conditions, fluctuating market prices of both final product and production costs, factors affecting the physical condition of livestock and government regulations.

     Consumer. The Savings Bank's consumer loans consist of automobile loans, recreational vehicles, mobile home loans, savings account loans, and various other consumer loans. At June 30, 2008, the Savings Bank's consumer loans totaled $10.2 million, or 6.0% of the Savings Bank's total loan portfolio. Subject to market conditions, management expects to continue to market and originate consumer loans as part of its strategy to provide a wide range of personal financial services to its depository customer base and as a means to enhance the interest rate sensitivity of the Savings Bank's interest-earning assets and its interest rate spread.

     At June 30, 2008, the Savings Bank's loan portfolio secured by automobiles amounted to $4.7 million, or 2.8% of total loans. These loans are originated directly with the borrower with a maximum term of 60 months. The Savings Bank may lend up to 100% of the purchase price of a new automobile or up to the National Automobile Dealers Association published loan value for a used vehicle. The Savings Bank requires all borrowers to maintain automobile insurance, including collision, fire and theft insurance, with the Savings Bank listed as loss payee.

     Loans secured by mobile homes at June 30, 2008 were $3.0 million, or 1.76% of total loans. These loans are generally considered to involve relatively higher credit risk as compared with conventional one-to-four family residential mortgage loans because of the typically lower income level and net worth of the borrower, and the greater likelihood of damage, loss or depreciation of the mobile home. The age, size and overall condition of the mobile home are additional factors in the mobile home loan underwriting consideration process.

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

     Consumer loans are considered a greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, mobile homes, boats and recreational vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Consumer loans may also give rise to claims and defenses by a borrower against an assignee of such loans such as the Savings Bank, and a borrower may be able to assert against the assignee claims and defenses that it has against the seller of the underlying collateral. The largest balance of consumer loans are loans for automobiles, boats, recreational vehicles, mobile homes and small unsecured loans. At June 30, 2008, none of the Savings Bank's consumer loan portfolio was 90 days or more past due. However, three loans totaling approximately $21,000 were on non-accrual status at June 30, 2008.

     Commercial Business Loans. Commercial business loans consist of loans to businesses with no real estate as security, such as business equipment loans, farm equipment loans and cattle loans. As of June 30, 2008, these loans totaled $11.8 million, or 6.9% of the Savings Bank's total loan portfolio.
The Savings Bank has, during the past several years, had a number of commercial business loans that become problem loans. See "-- Non-Performing Assets and Delinquencies" and "-- Allowance for Loan Losses" for data on loans originated by the Savings Bank.

     At June 30, 2008, the average size of a loan in the commercial business category was $45,265. These loans are typically structured with maturities of five years or less and have variable interest rates based on the prime rate. The largest commercial loan at June 30, 2008 was an amortizing term loan to a Branson, Missouri restaurant collateralized by restaurant equipment and guaranteed by a related entity. At June 30, 2008, the balance of this loan was $596,000 and all payments had been made according to terms.

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

     Non-performing commercial business loans decreased by $151,000 from $467,000 at June 30, 2007 to $316,000 at June 30, 2008. This is reflective of improvements made primarily in the last six months of fiscal 2007, in the underwriting, credit analysis, monitoring and follow-up on commercial business loans. No assurance can be given, however, that non-performing business loans will not increase in future periods, whether originated before or after these procedural improvements.

Loan Maturity and Repricing

     The following table sets forth certain information at June 30, 2008 regarding the dollar amount of loans maturing or repricing in the Savings Bank's portfolio based on their contractual terms to maturity or next repricing date, but does not include scheduled payments or potential prepayments.

                                                     After
                                           After     Three
                                          One Year   Years
                                          Through   Through   After
                                 Within    Three     Five     Five
                                One Year   Years     Years    Years    Total
                                --------  -------   ------  --------  --------
                                          (Dollars in thousands)
Mortgage Loans
  Residential Mortgage          $ 6,259   $ 2,922   $1,999  $ 64,812  $ 75,992
  Commercial Real Estate         13,661    15,580    1,978    22,511    53,730
  Land                            2,553       732      874     6,597    10,756
  Second Mortgage                 1,936       497      628     4,042     7,103
                                -------   -------  -------  --------  --------
  Total Mortgage Loans           24,409    19,731    5,479    97,962   147,581
                                -------   -------  -------  --------  --------
Consumer Loans
  Automobile                        458     2,030    1,983       255     4,726
  Savings Account                 1,255       170       32        11     1,468
  Mobile Home                        32        38      182     2,725     2,977
  Other                             855        87       29        36     1,007
                                -------   -------  -------  --------  --------
  Total Consumer Loans            2,600     2,325    2,226     3,027    10,178
                                -------   -------  -------  --------  --------
Commercial Business Loans         4,104     2,175    3,620     1,870    11,769
                                -------   -------  -------  --------  --------
Total Loans                     $31,113   $24,231  $11,325  $102,859  $169,528
                                =======   =======  =======  ========  ========

     The following table sets forth the dollar amount of all loans due more than one year after June 30, 2008, which have fixed interest rates and have floating or adjustable interest rates.

                                        At June 30, 2008
                       -------------------------------------------------------

                            Non-      Commercial
                         Commercial   Real Estate           Commercial
                          Mortgage     and Land    Consumer  Business   Total
                           Loans         Loans       Loans     Loans    Loans
                       -----------   -----------  ---------- -------- --------
                                                (In thousands)
Interest rate terms
  on amounts due after
  one year:
    Fixed                 $17,188      $13,316      $4,909    $4,373  $ 39,786
    Adjustable             57,712       34,956       2,669     3,292    98,629
                       -----------   -----------  ---------- -------- --------
      Total               $74,900      $48,272      $7,578    $7,665  $138,415
                      ===========   ===========  ========== ======== ========

     Loan Solicitation and Processing. The Savings Bank's main source of loans is from contacts and relationships with real estate agents, referrals from customers, and to a lesser extent walk-in applicants. Once a loan application is received, a credit report, along with verification of income, is obtained. An appraisal of the proposed collateral is then ordered. Real estate appraisals are completed by independent appraisers on all one-to-four family loans originated after March 2006 and on all other real estate secured loans. The application is then reviewed by the loan officer and action is taken or loan write-up is presented to the Savings Bank's loan committee if the amount is greater than the loan officer's lending authority.

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

     Loan Originations, Purchases and Sales. During the fiscal year ended June 30, 2007, the Savings Bank opened a loan origination office in Springfield, Missouri. This office primarily originates fixed-rate, single-family loans for sale in the secondary market, as well as, to a lesser extent, fixed and adjustable rate single family loans for the Savings Bank's portfolio.

     The following table shows total mortgage loans originated, sold and repaid during the periods indicated. No loans were purchased during the periods indicated.

                                                      Year Ended June 30,
                                                     --------------------
                                                       2008        2007
                                                     --------    --------
                                                        (In thousands)

Total gross loans at beginning of year               $161,515    $148,430
Loans originated:
  Secondary market loans                               21,445       8,900
  One-to-four family loans                             15,794      32,176
  Multi-family residential and commercial
    real estate                                        17,862      24,052
  Land                                                  4,013       2,275
                                                     --------    --------
        Total mortgage loans originated                59,114      67,403
                                                     --------    --------
Other loans:
  Automobile loans                                      2,856       4,005
  Deposit account loans                                   655       1,085
  Mobile home loans                                        57         203
  Other consumer loans                                    132       2,640
                                                     --------    --------
        Total other loans originated                    3,700       7,933
                                                     --------    --------
Commercial business loans                               6,312       6,316
                                                     --------    --------
Loans sold:
  Secondary market loans                               22,343       7,097
                                                     --------    --------
                                                       22,343       7,097
                                                     --------    --------
Loans principal repayments                             36,392      60,564
                                                     --------    --------
Other decreases:
  Loans charged-off                                     1,222         373
  Loans transferred to real estate owned                1,156         533
                                                     --------    --------
                                                        2,378         906
                                                     --------    --------
Total gross loans at end of year                     $169,528    $161,515
                                                     ========    ========

     Loan Commitments. The Savings Bank issues commitments for one-to-four family residential loans that are honored for up to 60 days from approval. If the commitment expires, it is generally renewed upon request without penalty or expense to the borrower at the current market rate. The Savings Bank had outstanding net loan commitments of $793,000 at June 30, 2008 compared to $5.1 million at June 30, 2007. The decrease in outstanding loan commitments is primarily the result of the decline in the economic environment during 2008. See Note 13 of the Notes to the Consolidated Financial Statements contained in the Annual Report to Shareholders filed as Exhibit 13 to this report.

     Non-Performing Assets and Delinquencies. The Savings Bank generally institutes collection procedures when a monthly payment is two to four weeks delinquent. A first notice is generally mailed to the borrower, or a phone call is made. If necessary, a second notice follows at the end of the next two week period. In most cases, delinquencies are cured promptly. However, if the Savings Bank is unable to make contact with the borrower to obtain full payment, or, full payment is not possible and the Savings Bank cannot work out a repayment schedule, a notice to commence foreclosure may be mailed to the borrower. The Savings Bank makes every reasonable effort, however, to work with delinquent borrowers. Understanding that borrowers sometimes cannot make payments because of illness, loss of employment, etc., the Savings Bank will attempt to work with delinquent borrowers who are communicating and cooperating with the Savings Bank.

     The Savings Bank generally follows the same collection procedures for non-mortgage loans.

     The Savings Bank implemented several new procedures between March 31, 2006 and June 30, 2006 in identifying watch list credits. All loans greater than $50,000 that are 30 days or more past due or loans that have had events occur that raise questions as to the ability of the loan to perform in the future, are added to the watch list. On a quarterly basis, the account officer must complete a write-up on the credit giving an update and outlining the status of the credit and what is expected to remove the credit from the watch list. During fiscal 2007, and again in fiscal 2008, the procedures for identifying and monitoring watch list credits were further refined, and a more aggressive approach to dealing with such credits was implemented, such as earlier contact with past due borrowers and consistent follow-up on problem loans. Classified assets increased by $1.5 million to $5.8 million at June 30, 2008, compared to $4.3 million of classified assets at June 30, 2007. The increase in classified assets is the result of the impact of current economic conditions on borrowers, both individuals and businesses, and the increased level of monitoring.

     The Board of Directors is informed on a monthly basis as to the status of all mortgage and non-mortgage loans that are delinquent, as well as the status on all loans currently in foreclosure or real estate owned by the Savings Bank through foreclosure.

     The table below sets forth the amounts and categories of non-performing assets in the Savings Bank's loan portfolio at the dates indicated. Loans are placed on non-accrual status when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past-due 90 days or more. Any accrued but uncollected interest previously recorded on such loans is reversed in the current period and interest income is subsequently recognized upon collection. The Savings Bank would have recorded interest income on non-accrual loans of $219,000 and $232,000 during the years ended June 30, 2008 and 2007, respectively, if such loans had been performing during such periods.

     Non-accrual loans decreased from $2.9 million at June 30, 2007 to $2.3 million at June 30, 2008. The decrease in non-accrual loans was the result of reductions of $151,000 in non-accrual residential mortgages, $286,000 in non-accrual commercial real estate and land loans and $151,000 in non-accrual commercial business loans, which were partially offset by an increase of $15,000 in non-accrual consumer loans.

     The Savings Bank considers all non-accrual loans and loans past due 90 days or more to be impaired. These loans are closely monitored and any necessary additional action will be taken as warranted.

     One-to-four family loans which are 60 or more days but less than 90 days past due increased during the fiscal year 2008 to $294,000 at June 30, 2008 from $119,000 at June 30, 2007.

     The following table sets forth information with respect to the Savings Bank's non-performing assets at the dates indicated.

                                                 At June 30,
                              -----------------------------------------------
                               2008       2007      2006      2005      2004
                              ------     ------    ------    ------    ------
                                            (Dollars in thousands)
Loans accounted for on a
 non-accrual basis:
    Real estate:
      Residential            $    94     $  245    $  322    $  221    $  158
      Commercial               1,882      2,171       306     1,112       386
    Commercial business          316        467        65     1,502     1,224
    Consumer                      21          6       148        19        44
                             -------     ------    ------    ------    ------
        Total                 $2,313     $2,889    $  841    $2,854    $1,812
                             =======     ======    ======    ======    ======
Accruing loans which are
 contractually past due 90
 days or more:
    Real estate:
      Residential             $  296     $  278    $    -    $   63    $  555
      Commercial                  64         81         -        30       142
    Commercial business            -          -         -         -         -
    Consumer                       -          -         3        55        13
                             -------     ------    ------    ------    ------
        Total                 $  360     $  359    $    3    $  148    $  710
                             =======     ======    ======    ======    ======
    Total of non-accrual and
      90 days past due
      loans                  $ 2,673     $3,248    $  844    $3,002    $2,522

Real estate owned              1,206        291       497       340       174
Repossessed assets                 -          2         -         -         -
Other non-performing assets:
 Impaired loans not past due       -          -         -     2,004         -
 Slow home loans (60 to 90
   days past due)                  -          -         -       450       430
    Total non-performing     -------     ------    ------    ------    ------
      assets                 $ 3,879     $3,541    $1,341    $5,796    $3,126
                             =======     ======    ======    ======    ======

Total loans delinquent 90 days
 or more to net loans           0.22%      0.23%     0.59%     1.90%     1.52%

Total loans delinquent 90
 days or more to total
 consolidated assets            0.14%      0.15%     0.37%     1.23%     0.95%

Total non-performing assets
 to total consolidated assets   1.56%      1.47%     0.59%     2.39%     1.18%

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

     As of June 30, 2008, the Savings Bank had loans with an aggregate outstanding balance of $5.8 million with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the non-accrual loan category. These loans are reflected in the Savings Bank's classified assets, discussed below. In addition, the Savings Bank has identified an additional $4.7 million of loans on its internal watch list (discussed below) to review quarterly for any deterioration in their capacity to perform as agreed. The $4.7 million of watch list credits at June 30, 2008 includes $2.1 million, $2.0 million, $480,000 and $119,000 of commercial real estate, commercial business, one-to-four family and consumer loans, respectively. The $4.8 million of watch list credits at June 30, 2007 included $3.0 million, $805,000, $989,000 and $96,000 of commercial real estate, commercial business, one-to-four family and consumer loans, respectively.

     At June 30, 2008 and 2007 the aggregate amounts of the Savings Bank's classified assets as determined by the Savings Bank, and of the Savings Bank's general and specific loss allowances and charge-offs, were as follows:

                                                   At June 30,
                                              --------------------
                                                2008          2007
                                              -------       ------
                                                 (In thousands)
Loss                                          $     -       $    -
Doubtful                                          718          101
Substandard assets                              5,062        4,176
                                              -------       ------
  Sub total                                     5,780        4,277
Special mention                                     -            -
  Total classified assets                       5,780        4,277
                                              -------       ------
  Total watch list credits                      4,671        4,843
                                              -------       ------
  Total loans of concern                      $10,451       $9,120
                                              =======       ======

General loss allowances                       $ 2,436       $1,795
Specific loss allowances                          361          897
                                              -------       ------
  Total loss allowances                       $ 2,797       $2,692
                                              =======       ======

Net charge-offs                               $ 1,186       $  208
                                              =======       ======

     The large increase in net charge-offs in fiscal 2008 compared to fiscal 2007 was the result of completing the foreclosure process on a number of loans during 2008, including several that were non-performing at the end of fiscal 2007.

     The $1.5 million increase in substandard assets to $5.8 million at June 30, 2008 from $4.3 million at June 30, 2007, was primarily the result of the housing crisis that has evolved over the last 12 to 15 months and the related general downturn in the national and local economic conditions. These recent economic issues have prompted the Savings Bank to apply more stringent standards in its loan review process.

     At June 30, 2008, the Savings Bank's largest substandard loans to one borrower consisted of two loans to an individual and related interests with a collective outstanding balance of $1.1 million. At June 30, 2008, these loans were all past due at least ten months. The loans are collateralized by first deeds of trust on commercial real estate in Springfield, Missouri and have a 75% guarantee through the SBA. A specific allowance has been established for the Savings Bank's portion of the anticipated shortfall from liquidation. Sale of the property was completed in August 2008. While management believes the specific allowance is adequate, the final financial impact resulting from the sale of the property will not be known until the proceeds from the SBA guarantee are received.

     The Savings Bank rarely uses a "special mention" category in its internal loan classification process. Instead, a category titled 'watch' is used by the Savings Bank to monitor loans which are not typical in their repayment terms, collateral, or a situation with the borrower that may create repayment difficulties in the future. Loans are designated as watch when the ability to meet current payment schedules is questionable, even though interest and principle are still being paid as agreed.

Real Estate Owned

     Real estate owned includes real estate acquired in the settlement of loans, which is recorded at the lower of the remaining loan balance or estimated fair value less the estimated costs to sell the asset. Any write down at the time of foreclosure is charged against the allowance for loan losses. Subsequently, net expenses related to holding the property and declines in the market value are charged against income. At June 30, 2008, real estate owned consisted of twelve properties (six single family residences, five commercial properties and one piece of vacant land) with a net book value of $1.2 million. There were no other repossessed assets on the books at June 30, 2008. At June 30, 2007, real estate owned consisted of six properties (five single family residences and one commercial property) with a net book value of $292,000 and other repossessed assets with a net book value of $2,000 on the books.

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

     The Savings Bank had an allowance for loan losses at June 30, 2008 and 2007 of $2.8 million and $2.7 million, respectively. The Savings Bank began experiencing an increase in problem loans during fiscal year 2005. This increase required a significant increase in the allowance for loan losses. At June 30, 2006 the allowance for loan losses was $2.5 million, or 1.7%, of gross loans compared to $2.7 million, or 1.7%, of gross loans at June 30, 2007, and $2.8 million, or 1.6%, of gross loans at June 30, 2008.

     Management believes that the allowance for loan losses was adequate at June 30, 2008 to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Savings Bank's allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional provision based upon their judgment of information available to them at the time of their examination. Any material increase in the allowance may adversely affect the Savings Bank's financial condition and earnings.

     The following table sets forth an analysis of the Savings Bank's allowance for loan losses for the periods indicated.

                                        At or For The Year Ended June 30,
                                      --------------------------------------
                                       2008    2007    2006    2005    2004
                                      ------  ------  ------  ------  ------
                                            (Dollars in thousands)

Allowance at beginning of period      $2,692  $2,474  $2,851  $1,240  $1,144
                                      ------  ------  ------  ------  ------
Provision for loan losses              1,291     426   1,520   2,333     340
                                      ------  ------  ------  ------  ------
Recoveries:
 Residential real estate                   3      24       5       1       9
 Commercial real estate                    1       8       -       9       -
 Consumer                                 27      37      48      62      79
 Commercial business                       5      96      50      15      14
                                      ------  ------  ------  ------  ------
   Total recoveries                       36     165     103      87     102
                                      ------  ------  ------  ------  ------

Charge-offs:
 Residential real estate                 393     169      26     110      41
 Commercial real estate                  325      94      88      77     127
 Consumer                                 62      32     223     415     147
 Commercial business                     442      78   1,663     207      31
                                      ------  ------  ------  ------  ------
   Total charge-offs                   1,222     373   2,000     809     346
                                      ------  ------  ------  ------  ------
   Net charge-offs                     1,186     208   1,897     722     244
                                      ------  ------  ------  ------  ------
      Allowance at end of period      $2,797  $2,692  $2,474  $2,851  $1,240
                                      ======  ======  ======  ======  ======
Ratio of allowance to total loans
 outstanding at the end of the
 period                                 1.65%   1.59%   1.67%   0.46%   0.73%

Ratio of net charge offs to average
 loans outstanding during the
 period                                 0.74%   0.14%   1.29%   0.10%   0.14%

     The following table sets forth the composition of the allowance for loan losses by loan category as of the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other categories.


Allowance for Loan Losses by Category

                                                          At June 30,
                     ---------------------------------------------------------------------------------------
                               2008                          2007                          2006
                     ---------------------------   ---------------------------   ---------------------------
                              Percent                       Percent                       Percent
                                Of       Percent              Of       Percent              Of      Percent
                             Allowance  Of Gross           Allowance  Of Gross           Allowance  Of Gross
                              to Out-   Loans in            to Out-   Loans in            to Out-   Loans in
                             Standing   Category           Standing   Category           Standing   Category
                             Loans in   To Gross           Loans in   To Gross           Loans in   To Gross
                     Amount  Category     Loans    Amount  Category     Loans    Amount  Category    Loans
                     ------  --------     -----    ------  --------     -----    ------  --------    -----
                                                  (Dollars in thousands)
Real estate--
mortgage:
 Residential         $  411    0.54%      44.83%   $  164    0.19%      53.58%   $  222    0.27%     55.59%
 Commercial             991    1.84       31.69     1,567    3.89       24.97       726    1.96      24.99
 Land                   196    1.82        6.34       119    1.31        5.63        25    0.31       5.36
 Second mortgage
  loans                  23    0.32        4.19        60    1.24        2.99        31    0.86       2.47
Consumer                228    2.24        6.01       239    1.99        7.44        82    0.95       5.84
Commercial business     948    8.06        6.94       543    6.24        5.39     1,388   16.27       5.75
   Total allowance   ------              ------    ------              ------    ------             ------
    for loan losses  $2,797    1.65%     100.00%   $2,692    1.59%     100.00%   $2,474    1.67%    100.00%
                     ======              ======    ======              ======    ======             ======

                                             At June 30,
                     ---------------------------------------------------------
                               2005                          2004
                     ---------------------------   ---------------------------
Percent                       Percent                       Percent
                                Of       Percent              Of       Percent
                             Allowance  Of Gross           Allowance  Of Gross
                              to Out-   Loans in            to Out-   Loans in
                             Standing   Category           Standing   Category
                             Loans in   To Gross           Loans in   To Gross
                     Amount  Category     Loans    Amount  Category     Loans
                     ------  --------     -----    ------  --------     -----
                                      (Dollars in thousands)
Real estate--
mortgage:
 Residential         $  217    0.24%      54.36%   $  283    0.30%       56.21%
 Commercial             759    1.83       25.28       337    0.84        23.70
 Land                    26    0.28        5.76        31    0.34         5.32
 Second mortgage
  loans                  32    0.76        2.54        20    0.52         2.29
Consumer                177    1.82        5.93       240    2.22         6.38
Commercial business   1,640   16.30        6.13       329    3.18         6.10
   Total allowance   ------              ------    ------               ------
    for loan losses  $2,851    1.74%     100.00%   $1,240    0.73%      100.00%
                     ======              ======    ======               ======

Securities Activity

     Savings and loan associations have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various Federal agencies and of state and municipal governments, deposits at the FHLB, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Savings institutions are also required to maintain minimum levels of liquid assets which vary from time to time. See "Regulation of First Home -- Federal Home Loan Bank System." The Savings Bank may decide to increase its liquidity above the required levels depending upon the availability of funds and comparative yields on securities in relation to return on loans.

     Routine short-term investment decisions, which are reported monthly to the Board of Directors, are made by the President and Chief Executive Officer and Chief Financial Officer, who act within policies established by the Board. Those securities include federally insured certificates of deposit, FHLB time obligations, bankers acceptances, treasury obligations, U.S. Government agency obligations, mortgage-backed securities, bank qualifying municipal tax exempt bonds, and corporate bonds. Securities not within the parameters of the policies require prior Board approval. Securities are purchased for investment purposes. The goals of the Savings Bank's investment policy are to select securities based on safety first, flexibility second and diversification third. In addition, as a result of the concern with interest rate risk exposure, there has been a focus on short-term investments. At June 30, 2008, the Company's and the Savings Bank's securities portfolio totaled $46.6 million (of which $40.8 million were available for sale) and consisted primarily of federal agency obligations securities, federal agency mortgage-backed securities, common stocks, FHLB stock and municipal bonds.
For further information concerning the Savings Bank's securities portfolio, see Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report.

Securities Analysis

     The following table sets forth the Company's and the Savings Bank's securities portfolio at carrying value at the dates indicated. Securities that are held-to-maturity are shown at amortized cost, and securities that are available-for-sale are shown at the current market value.

                                                              At June 30,
                                      ----------------------------------------------------------------
                                            2008                  2007                  2006
                                      ------------------    ------------------     -------------------
                                      Book      Percent     Book      Percent      Book       Percent
                                      Value       Of        Value       Of         Value        Of
                                       (1)     Portfolio     (1)     Portfolio      (1)      Portfolio
                                      -----    ---------    -----    ---------     -----     ---------
                                                           (Dollars in thousands)
Debt securities:
United States Government
 and Federal agencies
 obligations                        $ 6,157     13.21%     $13,460     30.79%     $23,564      56.50%
Obligations of state and
  political subdivisions              3,109      6.67        3,510      8.03        3,782       9.07
Federal agency mortgage-
  backed securities                  35,460     76.06       24,856     56.85       10,451      25.06
                                    -------    ------      -------    ------      -------     ------
   Total debt securities             44,726     95.94       41,826     95.67       37,797      90.63
                                    -------    ------      -------    ------      -------     ------
Equity securities:
FHLB stock                            1,613      3.46        1,614      3.69        1,612       3.86
Other                                   279      0.60          281      0.64        2,297       5.51
   Total equity                     -------    ------      -------    ------      -------     ------
     securities                       1,892      4.06        1,895      4.33        3,909       9.37
                                    -------    ------      -------    ------      -------     ------
Total securities                    $46,618    100.00%     $43,721    100.00%     $41,706     100.00%
                                    =======    ======      =======    ======      =======     ======


_____________
(1) The market value of the Company's and the Savings Bank's securities portfolio amounted to $46.7 million, $43.5 million and $41.3 million at June 30, 2008, 2007 and 2006, respectively. At June 30, 2008, the market value of the principal component of the Company's and the Savings Bank's securities portfolio which were federal agencies mortgage-backed securities was $35.6 million.

     The following table sets forth the maturities and weighted average yields of the debt securities in the Company's and the Savings Bank's investment securities portfolio at June 30, 2008.

                                     After          After
                                   One Year       Five Years
                    One Year       Through         Through           After
                    or Less       Five Years      Ten Years        Ten Years
                 -------------   -------------   -------------   -------------
                 Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield
                 ------  -----   ------  -----   ------  -----   ------  -----
                                         (Dollars in thousands)
United States
 Government
 and Federal
 agencies
 obligations     $1,753  5.07%  $3,432   4.16%   $  972  4.12% $     -      -%

Obligations of
 state and
 political
 subdivisions     1,240  3.90    1,040   4.03       829  4.55        -      -

Mortgage-backed
 securities           -     -    4,338   4.94     6,564  4.98   24,558   5.29
Total debt       ------         ------           ------        -------
 securities      $2,993         $8,810           $8,365        $24,558
                 ======         ======           ======        =======

     At June 30, 2008, the Savings Bank held no security which had an aggregate book value in excess of 10% of the Company's stockholders' equity.

     To supplement lending activities in periods of deposit growth and/or declining loan demand, the Savings Bank has invested in residential mortgage-backed securities. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and market values of the

Savings Bank's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements included in the Annual Report. The Savings Bank has invested in federal agency securities issued by FHLMC, FNMA and Government National Mortgage Association ("GNMA"). As of June 30, 2008, 4.2% of the outstanding balance of the mortgage-backed securities had adjustable rates of interest that adjust within the next two years. As of June 30, 2008, the Savings Bank's portfolio included $35.5 million of mortgage-backed securities purchased as investments to supplement the Savings Bank's mortgage lending activities.

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

     The Savings Bank has incorporated into its investment policy the regulatory requirements set forth in the OTS Thrift Bulletin 52, which addresses the selection of securities dealers, securities policies, unsuitable investment practices and mortgage derivative products. At June 30, 2008, the Savings Bank owned no mortgage derivative products.

     As of June 30, 2008, neither the Company nor the Savings Bank had investments in preferred or common stock of Fannie Mae or Freddie Mac.

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

     On an overall basis, the Savings Bank experienced deposit growth during the year ended June 30, 2008. The money market savings account, first introduced late in calendar 2006, grew by $3.6 million in fiscal 2008 from $36.3 million at June 30, 2007 to $39.9 million at June 30, 2008. Additionally, certificates of deposit increased by $3.8 million from $83.3 million at June 30, 2007 to $87.1 million at June 30, 2008. The growth in money market savings and certificates of deposit was partially offset by decreases in regular savings accounts and interest-bearing checking accounts during the year. During the fiscal year ended June 30, 2008, with the exception of the money market saving product and our e-checking product, the rates paid by the Savings Bank were below the mid-point, at about the lower one-third, of the range of rates offered by competitors in each type and maturity of account.

     The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 2008.


Weighted                                                              Percent-
Average                                                                 age
Interest                                            Minimum           of Total
 Rate      Term           Category                  Amount   Balance  Deposits
-------- --------    -----------------------       --------  -------  --------
                                                           (Dollars in
                                                            thousands)

0.00%    None        Non-interest bearing          $   100   $ 12,338    6.34%
0.81     None        NOW accounts                      100     32,112   16.50
1.32     None        Super Saver accounts            1,000     10,738    5.52
0.74     None        Savings accounts                   25     12,386    6.37
2.32     None        Money Market Savings           10,000     39,904   20.51

                     Certificates of deposit
                     -----------------------

2.10     3 months    Fixed term, fixed rate            500        605    0.31
2.98     6 months    Fixed term, fixed rate            500     11,869    6.10
2.93     9 months    Fixed term, fixed rate            500      3,117    1.60
3.95     12 months   Fixed term, fixed rate            500     16,607    8.53
2.99     15 months   Fixed term, fixed rate            500        470    0.24
4.31     18 months   Fixed term, fixed rate            500      1,065    0.55
4.35     24 months   Fixed term, fixed rate            500      3,272    1.68
4.18     30 months   Fixed term, fixed rate            500        524    0.27
4.36     36 months   Fixed term, fixed rate            500      1,093    0.56
3.97     48 months   Fixed term, fixed rate            500        542    0.28
4.09     60 months   Fixed term, fixed rate            500      2,257    1.16
3.95     72 months   Fixed term, fixed rate            500         10    0.01
5.22     120 months  Fixed term, fixed rate            500         21    0.01
Various  Various     Fixed term, adjustable rate       500     18,706    9.61
Various  Various     Jumbo certificates            100,000     26,957   13.85%
                                                             --------  ------
                                                             $194,593  100.00%
                                                             ========  ======

     The following table indicates the amount of the Savings Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2008. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

                                                         Jumbo
                                                      Certificates
Maturity Period                                        Of Deposit
---------------------------------                     ------------
                                                     (In thousands)
Three months or less                                   $ 6,879
After three through six months                           4,875
After six through twelve months                          9,443
After twelve months                                      5,760
                                                       -------
     Total                                             $26,957
                                                       =======

     Time Deposits by Rates. The following table sets forth the time deposits in the Savings Bank classified by rates as of the dates indicated.

                                              At June 30,
                                       ----------------------
                                         2008            2007
                                       -------        -------
                                            (In thousands)

0.00 - 1.49%                           $     -        $     -
1.50 - 2.49%                            11,561             90
2.50 - 3.49%                            23,575          1,891
3.50 - 4.49%                            22,754          6,236
4.50 - 5.00%                            22,710         58,156
5.01 - 5.49%                             6,290         16,430
5.50 - 6.49%                               225            493
Over 6.49%                                   -              -
                                       -------        -------
Total                                  $87,115        $83,296
                                       =======        =======

     The following table sets forth the amount and maturities of time deposits at June 30, 2008.

                                     Amount Due
                 ------------------------------------------
                           More
                           than     More     More
                           One      Than     than
                  One      Year    2 Years  3 Years After            Certifi-
                  Year     thru     thru     thru      4               cate
                 Or less  2 Years  3 Years  4 Years  Years    Total  Accounts
                 -------  -------  -------  -------  ------  -------  ------
                                        (In thousands)
0.00 - 1.49%     $     -  $     -  $     -  $     -  $    -  $     -       -%
1.50 - 2.49%       9,972      776        -      813       -   11,561   13.27
2.50 - 3.49%      20,512    2,048      249      412     354   23,575   27.06
3.50 - 4.49%      17,973    3,609      176      821     175   22,754   26.12
4.50 - 5.00%      11,314    5,357    3,941    1,259     839   22,710   26.07
5.01   5.49%       4,851      705      233      237     264    6,290    7.22
5.50 - 6.49%         111      114        -        -       -      225    0.26
Over 6.49%             -        -        -        -       -        -       -
                 -------  -------  -------  -------  ------  -------  ------
Total            $64,733  $12,609  $ 4,599  $ 3,542  $1,632  $87,115  100.00%
                 =======  =======  =======  =======  ======  =======  ======

     Deposit Flow. The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Savings Bank at the dates indicated.

                                            At June 30,
                     --------------------------------------------------------
                                2008                        2007
                     --------------------------    --------------------------
                              Percent                      Percent
                                Of     Increase              Of     Increase
                      Amount   Total  (Decrease)   Amount   Total  (Decrease)
                      ------   -----   --------    ------   -----   --------
                                      (Dollars in thousands)
Non-interest
 bearing            $ 12,338   6.34%   $  (378)  $ 12,716   6.69%   $   (29)
NOW checking          32,112  16.50        304     31,808  16.73     (3,071)
Regular savings
 accounts             12,386   6.37       (223)    12,609   6.63    (10,811)
Super Saver accounts  10,738   5.52     (2,637)    13,375   7.04     (3,511)
Money Market
  savings accounts    39,904  20.50      3,618     36,286  19.08     36,286
Fixed-rate
 certificates
 Which mature (1):
  Within 1 year       53,921  27.72      3,651     50,270  26.45       (916)
  After 1 year, but
   Within 2 years      5,473   2.81      1,710      3,763   1.98     (1,757)
   After 2 years, but
    Within 5 years     3,608   1.85      1,298      2,310   1.22       (984)
Adjustable-rate
  certificates        24,113  12.39     (2,840)    26,953  14.18     (4,258)
                    -------- ------    -------   -------- ------    -------
Total
  certificates        87,115  44.77      3,819     83,296  43.83     (7,915)
                    -------- ------    -------   -------- ------    -------
        Total       $194,593 100.00%   $ 4,503   $190,090 100.00%   $10,949
                    ======== ======    =======   ======== ======    =======

--------------
(1) At June 30, 2008 and 2007, jumbo certificates of deposit amounted to $27.0 million and $22.5 million, respectively, and IRAs amounted to $23.0 million and $23.0 million at those dates, respectively.

     The following table sets forth the savings activities of the Savings Bank for the periods indicated.

                                   Years Ended June 30,
                                ------------------------
                                   2008           2007
                                ---------      ---------
                                       (In thousands)

Beginning balance               $ 190,090      $ 179,141
                                ---------      ---------
Net increase (decrease)
  before interest credited         (1,692)         5,000
Interest credited                   6,195          5,949
                                ---------      ---------
Net increase/(decrease) in
  savings deposits                  4,503         10,949
                                ---------      ---------
Ending balance                  $ 194,593      $ 190,090
                                =========      =========

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

However, the balance is collateralized by designated investment securities of the Savings Bank. At June 30, 2008, the balances of retail repurchase agreements totaled $4.6 million.

     Borrowings. Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes. The Savings Bank also relies on advances from the FHLB-Des Moines to supply funds and to act as a source of liquidity, if needed. The FHLB-Des Moines has served as the Savings Bank's primary borrowing source. Advances from the FHLB-Des Moines are typically secured by the Savings Bank's first mortgage loans. These advances require monthly payments of interest only with principal due at maturity and have fixed rates. These advances were obtained in response to the Savings Bank's previous strong loan demand and limited deposit growth experienced during fiscal years 2001 and 2000. At June 30, 2008, the Savings Bank had $22.0 million in advances from the FHLB-Des Moines.

     The following tables set forth certain information concerning the Savings Bank's borrowings at the dates and for the periods indicated.

                                            At June 30,
                                  -----------------------------
                                  2008         2007        2006
                                  ----         ----        ----
Weighted average rate paid on
   FHLB advances                  5.75%        5.75%       5.74%


                                       Years Ended June 30,
                                  -----------------------------
                                  2008         2007        2006
                                  ----         ----        ----
                                     (Dollars in thousands)
Maximum amounts of FHLB advances
  outstanding at any month end   $22,000      $25,000     $28,394
Approximate average FHLB advances
  Outstanding                    $22,000       24,077      27,653
Approximate average effective rate
  paid on FHLB advances             5.85%        5.76%       5.59%


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

Subsidiary Activities

     Fybar Service Corporation ("Fybar") is a Missouri corporation wholly-owned by the Savings Bank. Until May 2007, Fybar owned five rental properties, which were transferred to the Company. The transfer of the real estate was done to comply with one of the requirements of the MOU, specifically that Fybar either divest itself of its real estate holdings or apply for an exception from the FDIC. See " -- Corporate Developments and Overview." Management believes that the transfer to the Company was the best and most expeditious way to meet the MOU requirement. The transfer was done at the net book value on Fybar's books. The Company took title to the properties, assumed the mortgage obligation to the Savings Bank, paid a portion of the difference between the net book value of the real estate and the balance of the mortgage in cash and executed a note payable to Fybar for the remainder of the difference. During the year ended June 30, 2008, the Company paid off its note to Fybar.

     Fybar serves as Trustee on all the Savings Bank's deeds of trust, is a registered agent and receives limited income from credit life and accident and health policies written in conjunction with the Savings Bank's loans.

     At June 30, 2008, the Savings Bank had an investment in Fybar of
$576,000.

     First Home Investments, Inc. is a wholly-owned subsidiary of the Savings Bank that offered fixed and variable annuities as well as mutual funds to its customers and members of the general public. First Home Investments, Inc. also processed stock and bond trades and provided credit life, disability and health insurance services to the Savings Bank's customers as well as group and individual coverages. In August 2007, First Home Investments ceased operations, and the Savings Bank entered into an agreement with an outside party to provide investments services to its customer base.

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

     Holding Companies. Missouri Law requires a savings and loan holding company and its subsidiaries to register with the Director within 60 days of becoming a savings and loan holding company. Following registration it is subject to examination by the Division and thereafter must file periodic reports with the Director. A savings and loan holding company may acquire control of an institution, which is the subsidiary of another savings and loan holding company upon application and prior written approval of the Director. The Director, in reviewing the application, must determine if such acquisition is consistent with the interests of maintaining a sound financial system and that the acquisition does not afford a basis for supervisory objection.

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

     The OTS has extensive authority over the operations of all insured savings associations. As part of this authority, First Home is required to file periodic reports with the OTS District Director and is subject to periodic examinations by the OTS and the FDIC. The OTS and FDIC have extensive discretion in their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in these policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company and the Savings Bank.

     The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. A schedule of fees has also been established for the various types of applications and filings made by savings associations with the OTS. The general assessment, paid on a semi-annual basis, is determined based upon the savings association's total assets, including consolidated subsidiaries, as reported in the savings association's latest quarterly thrift financial report. For the first half of 2008, the

Savings Bank's assessment under the semi-annual assessment procedure was $53,780. Based on the current assessment rates published by the OTS and First Home's total assets of approximately $247.5 million at March 31, 2008, First Home will be required to pay a semi-annual assessment of $54,362 for the second half of calendar year 2008.

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

     Insurance of Accounts and Regulation by the FDIC. The Savings Bank is a member of the Deposit Insurance Fund (the "DIF"), which is administered by the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. The FDIC insures deposits up to the applicable limits and this insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, which was enacted in 2006 ("Reform Act"). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depends upon the category to which it is assigned. Risk Category I, which contains those depository institutions that pose the smallest risk, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC's analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for those that pose the highest risk (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

     The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Savings Bank's one-time credit was $159,764 and will be exhausted in the quarter ending September 30, 2008. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. For the quarter ended June 30, 2008, which is the most recent information available, this payment was established at 1.12 basis points (annualized) of assessable deposits.

     The Reform Act provided the FDIC with authority to adjust the DIF ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2008.

     The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Savings Bank. There can be no prediction as to what insurance assessment rates will be in the future.

     Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Office of Thrift Supervision. Management of the Savings Bank is not aware of any practice, condition or violation that might lead to termination of the Savings Bank's deposit insurance.

     Federal Home Loan Bank System. The Savings Bank is a member of the FHLB-Des Moines, which is one of 12 regional FHLBs that administer the home financing credit function of member financial institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. At June 30, 2008, the Savings Bank had $22.0 million of outstanding advances from the FHLB-Des Moines. See "Business -- Deposit Activities and Other Sources of Funds -- Borrowings" herein.

     As a member, the Savings Bank is required to purchase and maintain stock in the FHLB-Des Moines. At June 30, 2008, the Savings Bank had $1.3 million in FHLB-Des Moines stock, which was in compliance with this requirement. In past years, the Savings Bank has received substantial dividends on its FHLB-Des Moines stock. The average dividend yield for fiscal 2008, 2007 and 2006 was 4.46%, 4.97% and 2.78%, respectively. There is no guarantee that the FHLB-Des Moines will maintain its dividend at these levels.

     Under federal law, the FHLB is required to provide funds for the resolution of troubled savings institutions and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Savings Bank's FHLB stock may result in a corresponding reduction in the Savings Bank's capital.

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

     At June 30, 2008, First Home was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Savings Bank fails to meet any standard prescribed by the Guidelines, or may require the Savings Bank to submit an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

     Qualified Thrift Lender Test. All savings associations, including First Home, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio asset, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2008, First Home met the test and its qualified thrift lender percentage was 65.11%.

     Any savings association that fails to meet the qualified thrift lender test must convert to a national bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments." As of June 30, 2008, the Savings Bank met the qualified thrift lender test.

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

     The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At June 30, 2008, the Bank met each of these capital requirements.

     The following table presents the Savings Bank's capital levels as of June 30, 2008.

                                                   At June 30, 2008
                                              ---------------------------
                                                             Percent of
                                                Amount         Assets
                                              ----------    -------------
                                                (Dollars in thousands)
Tangible capital                                $24,818             10.05 %
Minimum required tangible capital                 3,705              1.50
                                              ----------    -------------
Excess                                          $21,113              8.55 %
                                              ==========    =============

Core capital                                    $24,818             10.05 %
Minimum required core capital                     9,881              4.00
                                              ----------    -------------
Excess                                          $14,937              6.05 %
                                              ==========    =============

Risk-based capital                              $26,859             16.27 %
Minimum risk-based capital requirement           13,206              8.00
                                              ----------    -------------
Excess                                          $13,653              8.27 %
                                       ==========    =============

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

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Savings Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by specified readily-marketable collateral. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 2008, the Savings Bank's largest loan outstanding to any one borrower, including related entities, was $2.8 million, of which $15,000 was unfunded. This amount is a single loan secured by a subdivision development in Springfield, Missouri. This loan was performing in accordance with its repayment terms at that date.

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

Regulation of First Bancshares


     General. First Bancshares is a unitary savings and loan holding company subject to regulatory oversight of the OTS. Accordingly, the Company is registered with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements. The Company is required to file certain reports with, and otherwise comply with the regulations of, the OTS and the Securities and Exchange Commission. As a subsidiary of a savings and loan holding company, the Savings Bank is subject to certain restrictions in its dealings with the Company and with other companies affiliated with the Company and also is subject to regulatory requirements and provisions as federal institutions.

     Mergers and Acquisitions. The Company must obtain approval from the OTSbefore acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for the Company to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

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

     Distributions. To the extent that the Savings Bank makes "non-dividend distributions" to the Company that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Savings Bank's taxable income. Non-dividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Savings Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the

Savings Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Savings Bank makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of
state and local taxes).  See "Regulation of First Home   Limitations on
Capital Distributions" for limits on the payment of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

     For additional information regarding taxation, see Note 9 of the Notes to the Consolidated Financial Statements included in the Annual Report.

Competition

     The Savings Bank has been, and continues to be, a community-oriented savings institution offering a variety of financial resources to meet the needs of Wright, Webster, Douglas, Ozark, Christian, Stone, Taney and Green counties, Missouri. The Savings Bank also transacts a significant amount of business in Texas county, Missouri. The Savings Bank's deposit gathering and lending activities are concentrated in these market areas. At June 30, 2008, the Savings Bank's offices were located in Mountain Grove, Marshfield, Ava, Gainesville, Sparta, Theodosia, Crane, Galena, Kissee Mills, Rockaway Beach, and Springfield, Missouri. In addition, a loan production office was opened in Springfield, Missouri in March 2007.

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

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company and the Savings Bank.

Name                     Age(1)    Position
----                     ------    --------

Daniel P. Katzfey          46      President and Chief Executive Officer
                                       of the Company and the Savings Bank

Ronald J. Walters          58      Senior Vice President, Treasurer and
                                       Chief Financial Officer of the
                                       Company and the Savings Bank

Dale W. Keenan             45      Executive Vice President and Senior
                                       Lender of the Savings Bank

Adrian C. Rushing          39      Chief Operating Officer of the Savings
                                       Bank
_________________
(1) As of June 30, 2008.

     The principal occupation of each executive officer of the Company is set forth below. All executive officers reside in the Savings Bank's primary trade area in Missouri, unless otherwise stated. There are no family relationships among or between the executive officers, unless otherwise stated.

     Daniel P. Katzfey joined the Company and the Bank on October 3, 2006 as Executive Vice President and Chief Lending Officer, was named interim President and Chief Executive Officer on December 22, 2006 and was appointed President and Chief Executive Officer on January 22, 2007. Previously, Mr. Katzfey was Executive Vice President, Commercial Lender for Village Bank, Springfield, Missouri from 2004 to 2006. Mr. Katzfey has over 22 years experience in financial services.

     Ronald J. Walters joined the Company and the Savings Bank on November 20, 2006 as Senior Vice President, Treasurer and Chief Financial Officer. Mr. Walters, a CPA, was previously Senior Vice President, Secretary, Treasurer and Chief Financial Officer of Meta Financial Group and MetaBank in Storm Lake, Iowa from 2003 to 2006. He has over 30 years experience in financial services.

     Dale W. Keenan joined the Savings Bank on March 11, 2007 as Executive Vice President and Senior Lender. Mr. Keenan was previously a Senior Vice President and Senior Lender for Heritage Bank of the Ozarks in Lebanon, Missouri from 2003 to 2007. Mr. Keenan has over 24 years of experience in financial services.

     Adrian C. Rushing joined the Savings Bank on June 21, 2006 as Senior Vice President and Chief Operating Officer. Mr. Rushing was previously Senior Vice President, Chief Operations Officer with Southern Missouri Bank and Trust, Poplar Bluff, Missouri from 1998 to 2006. Mr. Rushing has over 16 years experience in financial services. Mr. Rushing resigned his positions with the Savings Bank effective September 23, 2008 to pursue another opportunity.

Personnel

     As of June 30, 2008, the Savings Bank had 107 full-time employees and 19 part-time employees. The Savings Bank believes that employees play a vital role in the success of a service company and that the Savings Bank's relationship with its employees is good. The employees are not represented by a collective bargaining unit.

Item 1A.  Risk Factors
----------------------

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

     As discussed above under "Corporate Developments and Overview," we entered into a Memorandum of Understanding with the Office of Thrift Supervision on December 1, 2006, which requires us to, among other things, take certain actions with respect to deficiencies in lending policies and procedures and recent operating losses, and to revise both our three-year business plan and budget to enhance profitability. While we believe we are currently in compliance with the terms of the Memorandum of Understanding, if we fail to comply with these terms, the Office of Thrift Supervision could take additional enforcement action against us, including the imposition of monetary penalties or the issuance of a cease and desist order requiring further corrective action. We have incurred significant additional regulatory compliance expense in connection with the Memorandum of Understanding, and although we do not expect it, it is possible regulatory compliance expenses related to the Memorandum of Understanding and our other commitments could have a material adverse impact on us in the future. As required by the Memorandum of Understanding, we developed a revised three-year business plan and budget which was submitted to the Office of Thrift Supervision prior to October 31, 2007. The business plan was approved by the Office of Thrift Supervision without modification. We have been submitting monthly reports to the Office of Thrift Supervision on the budget versus actual results beginning with October 2007. The Office of Thrift Supervision must approve any material deviation from our approved business plan, which could further limit our ability to make changes to our business activities.

     We have had losses and low earnings in recent years.

     Our net income has decreased in recent years. Net income was $363,000, $272,000, $1.3 million, $2.3 million and $2.2 million for the fiscal years ended June 30, 2008, 2007, 2005, 2004 and 2003, respectively. We had a net loss of $173,000 for the fiscal year ended June 30, 2006. Our return on average assets was 0.15%, 0.09%, 0.51%, 0.87% and 0.85 for the fiscal years ended June 30, 2008, 2007, 2005, 2004 and 2003 and our return on average equity was 1.34%, 0.77%, 4.60%, 8.49% and 8.68% for the same years. Our returns on average assets and average equity were negative for the fiscal year ended June 30, 2006, as we incurred a net loss for that year. We face significant challenges that will hinder our ability to improve our earnings significantly. These challenges include the fact that we currently operate under a Memorandum of Understanding with the Office of Thrift Supervision (discussed above) and have a significant amount of problem loans (discussed below), and we have a low interest rate spread. Our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest rate spread, declined from 3.31% for the year ended June 30, 2005 to 2.96% for the year ended
June 30, 2006 to 2.71% for the year ended June 30, 2007. For the year ended June 30, 2008, our interest rate spread did improve to 3.01% While we have identified various strategic initiatives we will pursue in our efforts to overcome these challenges and improve earnings, our strategic initiatives might not succeed in increasing our net income.

     We have had a significant amount of problem loans and losses related to these loans.

     Since 1999, we have focused our efforts on increasing our commercial business loan and commercial real estate loan portfolios. However, as a result, we recognized substantial write-offs in the fiscal years ended June 30, 2008, 2006 and 2005. Our ratio of non-performing assets to total assets increased from 0.59% at June 30, 2006 to 1.47% at June 30, 2007 and to 1.56% at June 30, 2008. Our total non-accruing loans increased from $841,000 at June 30, 2006 to $2.9 million at June 30, 2007, and decreased to $2.3 million at June 30, 2008. However, the decrease between June 30, 2007 and June 30, 2008 was primarily attributable to completion of foreclosures which increased the balance of real estate owned.

     At June 30, 2008 classified assets were $5.8 million, an increase from $4.3 million at June 30, 2007. We also identified an additional $4.7 million of loans at June 30, 2008 on our internal watch list including $2.1 million, $2.0 million, $480,000 and $119,000 of commercial real estate, commercial business, one-to-four family and consumer loans, respectively. We identified these loans as higher risk loans and any further deterioration in their financial condition could increase our classified assets. The total watch list credits of $4.7 million reflected a decrease of $172,000 from the total watch list credits as of June 30, 2007.

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

     During the past six years we have had four different Presidents and Chief Executive Officers. Our current President and Chief Executive Officer has only served in that position since December 2006 having joined the Savings Bank in September 2006. Our Chief Financial Officer has only been with the Savings Bank since November 2006 and many of the other key members of senior management have been with the Savings Bank for just over a year.

     While we believe we have in place qualified individuals to replace the individuals who have left the Savings Bank, the new individuals will need to develop a cohesive and unified management team. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and profitability.

     We suspended our regular cash dividend.

     On March 1, 2007, in response to our recent operating performance, our board of directors decided to suspend our regular cash. The Company did not pay a dividend for six consecutive quarters. A special dividend of $0.10 per share of common stock was declared by the board of directors at its regular meeting in July 2008. Whether we pay dividends in the future will depend on a number of factors, including capital requirements, our financial condition and results of operations, our ability to generate sufficient earnings to warrant the payment of dividends, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, our ability to pay dividends may depend, in part, on our receipt of dividends from the Savings Bank because the Company has minimal income sources beyond the earnings from the Savings Bank.

     Our loan portfolio includes loans with a higher risk of loss.

     We originate residential mortgage loans (including second mortgage loans), construction loans, commercial mortgage and land loans, commercial business loans and consumer loans primarily within our market area. Generally, the types of loans other than residential mortgage loans have a higher risk of loss than residential mortgage loans. We had $89.5 million or 53.57% of our total loan portfolio outstanding in these higher risk loans at June 30, 2008. We have had a significant increase in these types of loans since 1999, when we began to diversify the loan portfolio in order to mitigate other types of risk, such as interest-rate risk. While diversification into construction, commercial real estate and land, commercial business, and consumer loans may have reduced interest-rate risk as a result of their typically shorter terms and, in most cases, adjustable nature of their interest rates, they do expose a lender to greater credit risk than loans secured by residential real estate. The collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons and as discussed in detail under A-- Lending
Activities:

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

     We compete in our market areas with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and throughout the county. Some of these competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide profitably. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon the Company's continued ability to successfully compete in its market areas. The greater resources and deposit and loan products offered by some of our competitors may limit the Company's ability to attract funds or increase its interest-earning assets. For additional information see Item I, ABusiness -- Competition.

     While management believes that our allowance for loan losses is sufficient to cover realized losses, our earnings could be adversely impacted should additional provisions be required.

     We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans, our loss experience and our delinquency experience, and evaluate economic conditions, nationally and in our market areas. If our assumptions prove to have been incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in the need for additions to our allowance. Material additions to the allowance would materially decrease our net income. Our allowance for loan losses was 1.65% of gross loans and 72.1% of non-performing assets at June 30, 2008, however, at June 30, 2008 our allowance was only 48.4% of total classified loans.

     In addition, the bank regulators periodically review, and as a result of their review, may require us to increase our provision for loan losses or recognize further loan charge-offs. An increase in our allowance for loan losses or loan charge-offs as required by regulatory authorities could a material adverse effect on our financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments
-----------------------------------

     The Company has not received any written comments from the staff of the SEC regarding its periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

Item 2.  Properties
-------------------

     The following table sets forth information regarding the Savings Bank's offices as of June 30, 2008.

                                             Net
                                            Book
                                            Value   Land    Building
                                    Year    as of   Owned/   Owned/    Square
     Location             County   Opened  6/30/08  Leased   Leased   Footage
---------------------     ------   ------  -------  ------  --------  -------
                                        (Dollars
Main Office                           in thousands)
-----------
142 East First Street     Wright    1911   $1,032   Owned    Owned    15,476
Mountain Grove, MO 65711

Branch Offices
--------------
1208 N. Jefferson Street  Douglas   1978      253   Owned    Owned     3,867
Ava, MO 65608


103 South Clay Street     Webster   1974      229   Owned    Owned     3,792
Marshfield, MO 65706


203 Elm Street            Ozark     1992      469   Owned    Owned     3,321
Gainesville, MO 65655


7164 Highway 14 East    Christian   1995      201   Owned    Owned     3,000
Sparta, MO 65753


Business Highway 160      Ozark     1997       19   Leased   Leased    1,824
Theodosia, MO 65761


123 Main Street           Stone     1998      225   Owned    Owned     5,000
Crane, MO 65633


South Side of Square      Stone     1998       50   Owned    Owned     1,100
Galena, MO 65656


20377 US Highway 160      Taney     2000      760   Owned    Owned     3,386
Forsyth, MO 65653 (1)


2536 State Highway 176    Taney     2000      402   Owned    Owned     2,500
Rockaway Beach, MO 65740


                      (table continued on the following page)

                                             Net
                                            Book
                                            Value   Land    Building
                                    Year    as of   Owned/   Owned/    Square
     Location             County   Opened  6/30/08  Leased   Leased   Footage
---------------------     ------   ------  -------  ------  --------  -------
                                          (Dollars
                                        in thousands)

2655 South Campbell       Greene    2006      71     Leased   Leased  2,963
Springfield, MO 65807


Drive-in Facilities
-------------------

Route 60 and Oakland      Wright    1986     105     Owned    Owned   2,268
Mountain Grove, MO 65711


Drive-in Facilities
-------------------
223 West Washington       Webster   1993     200     Owned    Owned   1,000
Marshfield, MO 65706


Loan Production Office
1411 East Primrose, Suite
A                         Greene    2007       -     Leased   Leased  5,100
Springfield, MO 65804


Loan Processing Office
----------------------
3050 South Fremont        Greene    2006      10     Leased   Leased  2,450
Springfield, MO 65804

_____________
(1) This office is located in Kissee Mills, Missouri, but has a mailing address in Forsyth, Missouri.


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


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The Company's Annual Meeting of Stockholders for the year ended June 30, 2007 was held on June 10, 2008 at the Days Inn located at 300 East 19th Street, Mountain Grove, Missouri. The results of the vote on items presented at the meeting are as follows:

1) Amendment to the Company's Articles of Incorporation to effect a reverse 1-for-500 stock split

     The proposal did not pass because it required the approval of a majority of the Company's outstanding shares to be adopted. Votes for the proposal were as follows:

     Votes          Votes                           Broker
      For          Against       Abstentions       Non-votes
     -----        ---------     -------------    -------------

     643,515       252,266         16,655           372,721


2) Amendment to the to the Company's Articles of incorporation to effect a forward 500-for-1 stock split of common shares immediately following the reverse stock split

     The proposal did not pass because it required the approval of a majority of the Company's outstanding shares to be adopted. Votes for the proposal were as follows:

     Votes          Votes                           Broker
      For          Against       Abstentions       Non-votes
     ------       ---------     -------------    -------------

     718,083       173,498         20,855           372,721

3)   Election of Directors

     The stockholders elected the following nominees to the Board of Directors for a three-year term ending in 2010 by the following vote:


                                                       Number of
                              Number of                  Votes
                              Votes For    Percentage  Withheld  Percentage
                         ---------    ----------  --------  ----------

     Billy E. Hixon           1,120,726      87.2%     164,431     12.8%
     John G. Moody            1,103,254      85.8%     181,903     14.2%


     The following directors, whose terms did not expire in 2007, and were not up for re-election at the Annual Meeting of Stockholders, continue to serve as directors: D. Mitch Ashlock, Thomas M. Sutherland, Harold F. Glass and Daniel P. Katzfey.

4)   Declassification of the Board of Directors

     The stockholders voted against a proposal to declassify the Board of Directors by the following vote:

     Votes          Votes                           Broker
      For          Against       Abstentions       Non-votes
     -----        --------      -------------     -----------
    344,811        538,289         20,855

                                    PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
---------------------------------------------------------------------------
and Issuer Purchases of Equity Securities
-----------------------------------------

     The information contained in the section captioned "Common Stock Information" in the Annual Report to Stockholders attached to this Form 10-K as Exhibit 13 is incorporated herein by reference. In addition, the "Equity Compensation Plan Information" contained in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

Share Repurchase Activity

     The Company completed 11 separate stock repurchase programs between March 9, 1994 and April 27, 2007. On June 24, 2008, a repurchase program of 50,000 shares was initiated. This repurchase program will terminated at the end of calendar 2008. As of June 30, 2008, 1,344,221 shares had been repurchased under repurchase programs at a cost of $19.1 million or an average cost per share of $14.22.

     The table below sets forth information regarding the Company's repurchases of its common stock during the fourth quarter of fiscal 2008.

                                                                 Maximum
                                                Total Number    Number of
                                                 of Shares     Shares that
                                                Purchased as    May Yet Be
                      Total Number    Average     Part of       Purchased
                        of Shares   Price Paid    Publicly      Under the
     Period            Purchased     per Share  Announced Plan     Plan
------------------------------------------------------------------------------
April 1 - 30, 2008         -             -            -              -

May 1 - 31, 2008           -             -            -              -

June 1 - 30, 2008          -             -            -            50,000
                      ------------   ----------   -----------   ------------
Total                      -             -            -            50,000
                      ------------   ----------   -----------   ------------

Item 6.  Selected Financial Data
--------------------------------

     This information is incorporated by reference to pages 4 and 5 of the 2008 Annual Report attached hereto as Exhibit 13.

Item 7.  Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------------
Results of Operations
---------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

          Independent Auditors Reports *
          (a) Consolidated Statements of Financial Condition as of June 30, 2008 and 2007*
          (b) Consolidated Statements of Income for the Years Ended June 30, 2008 and 2007*

          (c) Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2008 and 2007*
          (d) Consolidated Statements of Cash Flows for the Years Ended June 30, 2008 and 2007*
          (e)   Notes to Consolidated Financial Statements*

      * Contained in the Annual Report to Stockholders attached to this Form 10-K as Exhibit 13, which is incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report to Stockholders.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     There have been no changes in and no disagreements with the Company's independent accountants on accounting and financial disclosures during the two most recent fiscal years.

Item 9A(T).  Controls and Procedures
------------------------------------

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out as of June 30, 2008 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b)  Management's Annual Report on Internal Control Over Financial
Reporting: Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a- 15(f) under the Securities Exchange Act of 1934). The Company's internal control over financial reporting is a process designed under the supervision of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America. The Company's internal control over financial reporting includes policies and procedures that: pertain to the maintenance of records which, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

     Management recognizes that there are inherent limitations in the effectiveness of any system of internal control and, accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and fair presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

     Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of June 30, 2008 is effective.

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

/s/ Daniel P. Katzfey                   /s/ Ronald J. Walters
-------------------------------------   ------------------------------------
Daniel P. Katzfey                       Ronald J. Walters
President and Chief Executive Officer   Senior Vice President, Treasurer and
(Principal Executive Officer)              Chief Financial Officer
                                        (Principal Financial Officer)

     (c) Changes in Internal Control Over Financial Reporting: During the quarter ended June 30, 2008, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     The Company does not expect that its internal control over financial reporting will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 9B.  Other Information
---------------------------

     There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of the year ended June 30, 2008 that was not so disclosed.

                            PART III

Item 10.  Directors, Executive Officers and Corporate Governance
----------------------------------------------------------------

Directors and Executive Officers

     For information required by this item concerning Directors of the Company, see the section captioned "Proposal I -- Election of Directors" included in the Company's Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the Company's fiscal year end and is incorporated herein by reference.

     For information concerning Executive Officers of the Company, see the section captioned "-- Executive Officers" in Part I of this Form 10-K, which is incorporated herein by this reference.

Compliance with Section 16(a) of the Exchange Act

The information required by this item will be contained in the section captioned "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement and is incorporated herein by reference.

Audit Committee and Audit Committee Financial Expert

     The Audit Committee consists of Directors Sutherland, Moody and Hixon. The Board of Directors has determined Director Hixon qualifies as an "audit committee financial expert," as defined by the SEC. Mr. Hixon is independent, as independence for audit committee members as defined under the listing standards of the NASDAQ Stock Market.

Code of Ethics

     The Company has adopted a Code of Ethics that applies to its directors, executive officers and all other employees. A copy of the Code of Ethics was included as Exhibit 14 to the Company's Form 10-KSB for the year ended
June 30, 2006. A copy of the Company's Code of Ethics is available to any person without charge, upon written request made to the Corporate Secretary at P.O. Box 777, Mountain Grove, Missouri 65711.

Item 11.  Executive Compensation
--------------------------------

     The information contained under the section captioned "Directors' Compensation" and "Executive Compensation" is included in the Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the Company's fiscal year end, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

Equity Compensation Plan Information

     The following table summarizes share and exercise price information about the Company's equity compensation plans as of June 30, 2008.

                                                                (c)
                                                             Number of
                                                            Securities
                            (a)            (b)               Remaining
                                                           Available for
                         Number of                        Future Issuance
                       Securities to      Weighted-        Under Equity
                       Be Issued Upon      Average            Plans
                        Exercise of     Exercise Price     Compensation
                        Outstanding     of Outstanding     (Excluding
                          Options,         Options,        Securities
                        Warrants and     Warrants and      Reflected in
Plan Category              Rights           Rights          Column (a))
---------------         ------------    -------------     ---------------

Equity Compensation
Plans approved by
security holders:

  Option Plan               60,500         $16.75             39,500

  Restricted stock plan          -              -             50,000

Equity Compensation
Plans not approved by
security holders:                -              -                  -

                            ------         ------             ------
           Total            60,500         $16.75             89,500
                            ======         ======             ======

Security Ownership of Certain Beneficial Owners and Management

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

Item 13.  Certain Relationships and Related Transactions, and Director
----------------------------------------------------------------------
Independence
------------

The information contained in the section captioned "Transactions with Management" and "Meetings and Committees of the Board of Directors and
Corporate Governance Matters   Corporate Governance   Director  Independence"
is included in the Company's Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the Company's fiscal year end, is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.
------------------------------------------------

     The information required by this item is included in the Company's Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the Company's fiscal year end, and is incorporated herein by reference.

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------

     (a) Exhibits

            3.1     Articles of Incorporation of First Bancshares, Inc.(1)
            2.2     Bylaws of First Bancshares, Inc.(1)
            4.1     Specimen stock certificate of First Bancshares (1)
            10.1    First Home Savings Bank 1994 Employee Stock Ownership
                      Plan(1)
            10.2    First Bancshares, Inc. 1993 Stock Option Plan (2)
            10.3    First Home Savings Bank Management Recognition and
                      Development Plan (2)
            10.4    First Bancshares, Inc. 2004 Management Recognition Plan(4)
             9.5    First Bancshares, Inc. 2004 Stock Option Plan (4)
             9.6    Form of Incentive Stock Option Agreement (5)
             9.7    Form of Non-Qualified Stock Option Agreement (5)
             9.8    First Bancshares, Inc. 2004 Management Recognition Plan(4)
            10.9    Severance Agreement between First Bancshares, Inc. and
                      First Home Savings Bank and Charles W. Schumacher (6)
            10.10   Employment Agreement with James W. Duncan (7)
            10.11   Employment Agreement with Daniel P. Katzfey (8)
            13.     2008 Annual Report to Stockholders (Except for the
                      portions of the 2008 Stockholder Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2008 Stockholder Report of the Company shall not be deemed filed as a part hereof.)
            14.     Code of Ethics (9)
            16.     Letter on change in certifying accountant (10)
            21.     Subsidiaries of the Registrant
            23.     Auditors' Consent
            31.1    Rule 13a-14(a) Certification (Chief Executive Officer)
            31.2    Rule 13a-14(a) Certification (Chief Financial Officer)
            32.1    Section 1350 Certification (Chief Executive Officer)
            32.2    Section 1350 Certification (Chief Financial Officer)

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

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST BANCSHARES, INC.


Date: September 26, 2008             By: /s/Daniel P. Katzfey
                                         ------------------------------
                                         Daniel P. Katzfey
                                         President and Chief
                                         Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/Daniel P. Katzfey                             September 26, 2008
    --------------------------------------------
    Daniel P. Katzfey
    President and Chief Executive Officer
    (Principal Executive Officer)


By: /s/Ronald J. Walters                             September 26, 2008
    --------------------------------------------
    Ronald J. Walters
    Senior Vice President, Treasurer and
      Chief Financial Officer
    (Principal Financial and Accounting Officer)


By: /s/Thomas M. Sutherland                          September 26, 2008
    --------------------------------------------
    Thomas M. Sutherland
    Chairman of the Board

By: /s/Harold F. Glass                               September 26, 2008
    --------------------------------------------
    Harold F. Glass
    Director

By: /s/John G. Moody                                 September 26, 2008
    --------------------------------------------
    John G. Moody
    Director

By: /s/D. Mitch Ashlock                              September 26, 2008
    --------------------------------------------
    D. Mitch Ashlock
    Director

By: /s/Billy E. Hixon                                September 26, 2008
    --------------------------------------------
    Billy E. Hixon
    Director

                               EXHIBIT INDEX

EXHIBIT NUMBER              EXHIBIT DESCRIPTION
--------------              -------------------

      13 2008 Stockholder Report. Except for the portions of the 2008 Stockholder Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2008 Stockholder Report of the Company shall not be deemed filed as a part hereof.

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


                                2008 Annual Report








                              First Home Savings Bank

                  A wholly owned subsidiary of First Bancshares, Inc.

                                   www.fhsb.com
                                   ----

                              TABLE OF CONTENTS




                                                                    Page
                                                                    ----

     Letter to Shareholders.......................................    1
     Business of the Company......................................    4
     Selected Consolidated Financial Information..................    5
     Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................    7
     Independent Registered Public Accounting Firm's report.......   24
     Consolidated Financial Statements............................   25
     Notes to Consolidated Financial Statements...................   30
     Common Stock Information.....................................   56
     Directors and Executive Officers.............................   57
     Corporate Information........................................   58

Dear Fellow Shareholder:

There is no doubt that our fiscal year ended June 30, 2008 will be remembered as a challenging year for the banking industry and it was no different for First Bancshares, Inc.

Like the industry as a whole, our growth in profitability was reduced by a slow housing market, credit quality issues, and increased competition for our deposits. Our net income was reduced by the increased expenses from further investment in technology, increased costs related to the insurance of accounts, which was felt industry-wide, and the need for additional office space.

Despite these challenges, we made progress in meeting our strategic objectives related to increased loan growth, a better mix of fixed rate loans with short term maturities and enhanced product offerings, growth in low cost deposits, and improved technology. We saw an improvement in our net interest margin, which was 3.30% for 2008 compared to 3.01% for 2007. During 2008, we also continued our emphasis on resolving outstanding regulatory issues.

Some of our performance highlights include:

  * Net income for the year ended June 30, 2008 of $363,000, or $0.23 per diluted share, compared to net income of $272,000, or $0.18 per diluted share for the year ended June 30, 2007.

  * Loans receivable, net increased by $8.0 million or 5.1% during 2008 to $167.0 million.

  * We sold $22.3 million of residential loans in the secondary market in 2008 resulting in gains on loan sales of $508,000.

  * Customer deposits grew by $4.5 million or 2.4% during 2008.

  * Stockholders' equity at June 30, 2008 was $27.1 million, up $631,000 from June 30, 2007. Average stockholders' equity was 11.05% of average total assets during the year ended June 30, 2008.

In order to improve our profitability we have continued our focus on the reduction of expenses and the enhancement of revenue, especially in our branch
network.   We have continued to utilize budgets and a proper business plan to establish targets and goals and to help us increase our earnings. Our loan and deposit rates continue to be competitive within our market area and are established with a view toward improving First Home Savings Bank's ("Bank")'s margin.

Our branch network, and specifically our location in the Springfield, Missouri market, has helped us increase our interest rate spread by allowing for higher loan rates and increased loan originations. We are proud of our growth in the competitive Springfield market, which began in July 2006 when our branch was opened. The following year, we opened a loan origination office in that area for the purpose of originating primarily loans on single-family residences for sale into the secondary market. We continue to consider Springfield, Missouri and other market areas for possible expansion, including evaluating these areas for potential ATM sites.

Resolving regulatory issues also has continued to be an important focus of our senior management. During 2008, we continued to work diligently to resolve the regulatory issues that resulted in the December 2006 Memorandum of Understanding ("MOU") between the Bank and the Office of Thrift Supervision ("OTS"). During 2008, we addressed the final issue of the MOU, which was to develop a three-year business plan. In October, 2008, we finalized our business plan, and filed it with the OTS. Our senior management continues to make the resolution of any regulatory issues a high priority.

Continued Transition to a Community Bank Business Model

As we have reported to you in recent years, we have been slowly transitioning the Bank from a traditional savings and loan business model to a community commercial bank business model. As a result of the economic environment, the progress toward this goal in 2008 was not as rapid as we would have liked. The following is a summary of some of the progress we have made in areas that are critical to this transition:

     Information Technology - Management has focused a considerable amount of its time and resources over the past two years on developing new banking products and services, increasing capacity for all business lines. In this regard, we have made significant expenditures on hardware and software upgrades. Some of the software expenditures have included those for implementation of a corporate wide e-mail and Internet access, online banking, documentation scanning, mortgage loan origination and processing software and loan documentation software. This investment will be increasingly leveraged over the next several years as each department realizes operating efficiencies and expands existing product offerings, and as more customers take advantage of our convenience products, such as online banking, remote deposit and free bill payment services.

     Mortgage Banking - Management realized that in order for our mortgage lending process to be competitive, we needed to originate loans for sale in the secondary market, including the origination of additional fixed rate loans. To that end, we have added loan products and, since March 2007, have originated fixed rate loans for sale into the secondary market. To support this endeavor, an investment in personnel was made during the past two years in order to assemble a team of mortgage banking professionals who could serve an increased volume of mortgage loans and implement the secondary market program. Our mortgage banking operation during the past year was hampered by the challenging economic environment and the resulting reduced demand for home loans. However, management believes that the significant changes we have made in mortgage lending will allow us to better serve our mortgage loan customers with the additional products and mortgage banking professionals, which will permit us to be more competitive in our market areas.

     Commercial Banking - Management has continued in the implementation of a "community commercial lending" philosophy, which was established on the principles of safety, soundness and profitability. We have hired experienced commercial lenders with successful business development track records and formal credit training in their backgrounds, and placed them
     in locations where they have a customer following.   The commercial
     lending review and new credit function has increased the quality of our commercial loan portfolio. As lenders, we are now more committed to a "relationship banking approach" to business development.

     Deposit Mix - Management recognized that our past reliance on certificates of deposit and traditional passbook savings accounts would not be a sufficient source of funds. We needed new and better deposit products in order to compete more effectively. Accordingly, we enhanced our deposit product offerings. We implemented several new pricing options for certificates of deposit in an effort to move the high cost time deposit customer into longer or shorter terms based upon management's anticipation of interest rate movements; and we placed increased emphasis on better online banking products.

Even though we were hampered by market conditions, we are pleased with the
progress we made toward our goals in 2008.   There is no question that this is
a difficult time for our industry and our company has not been immune from these challenges. Economic cycles are a fact of business life and we are working through this one diligently.

We thank you for your loyalty, your patience and your support.


Sincerely,


/s/Daniel P. Katzfey

Daniel P. Katzfey
President and Chief Executive Officer
First Bancshares, Inc.

Business of the Company

First Bancshares, Inc. ("Company"), a Missouri corporation, was incorporated on September 30, 1993 for the purpose of becoming the holding company for First Home Savings Bank ("First Home" or the "Savings Bank") upon the conversion of First Home from a Missouri mutual to a Missouri stock savings and loan association. That conversion was completed on December 22, 1993. At June 30, 2008, the Company had total consolidated assets of $249.2 million and consolidated stockholders' equity of $27.1 million.

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

First Home conducts its business from its home office in Mountain Grove and ten full service branch facilities in Marshfield, Ava, Gainesville, Sparta, Theodosia, Crane, Galena, Kissee Mills, Rockaway Beach, and Springfield, Missouri. In addition to the branch offices, during fiscal 2007, the First Home opened a loan origination office in Springfield, Missouri. First Home provides its customers with a full array of community banking services and is primarily engaged in the business of attracting deposits from, and making loans to, the general public, including individuals and small to medium size businesses. First Home originates real estate loans, including one-to-four family residential mortgage loans, multi-family residential loans, commercial real estate loans and home equity loans, as well as, non-real estate loans, including commercial business loans and consumer loans. First Home also invests in mortgage-backed, United States Government and agency securities and other assets.

At June 30, 2008, First Home's total gross loans were $169.5 million, or 68.0% of total consolidated assets, including residential first mortgage loans of $76.0 million, or 44.8% of total gross loans and other mortgage loans of $71.6 million, or 42.2% of total gross loans. Of the mortgage loans, over 71.3% are adjustable-rate loans.

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

                                                   At June 30,
                                 --------------------------------------------
                                 2008      2007      2006      2005      2004
                                 ----      ----      ----      ----      ----
                                                  (In thousands)
FINANCIAL CONDITION DATA:
Total assets                 $ 249,232 $ 241,331 $ 228,395 $ 244,007 $ 264,978
Loans receivable, net          167,035   158,993   141,987   158,143   166,259
Cash, interest-bearing deposits
  and securities                64,195    65,498    69,007    68,600    81,971
Deposits                       194,593   190,090   179,141   187,143   207,247
Retail repurchase agreements     4,648     2,103         -         -         -
Borrowed funds                  22,000    22,000    22,000    28,394    29,121
Stockholders' equity            27,100    26,468    26,291    26,817    27,276

                                                 Years Ended June 30,
                                 --------------------------------------------
                                 2008      2007      2006      2005      2004
                                 ----      ----      ----      ----      ----
                                 (In thousands, except per share information)
OPERATING DATA:

Interest income               $ 14,828  $ 13,724  $ 12,913  $ 13,265  $ 13,735

Interest expense                 7,451     7,354     5,987     5,091     5,727
                               -------   -------   -------   -------   -------
Net interest income              7,377     6,370     6,926     8,174     8,008

Provision for loan losses        1,291       426     1,520     2,333       340
                               -------   -------   -------   -------   -------
Net interest income after
  provision for loan losses      6,086     5,944     5,406     5,841     7,668

Impairment of and gains/(losses)
  on securities                      -       177      (421)       (4)      178

Non-interest income, excluding
 gains (losses) on securities    2,903     2,127     1,902     2,911     2,310

Non-interest expense             8,557     8,094     7,151     7,415     6,744
                               -------   -------   -------   -------   -------
Income (loss) before taxes         432       154      (264)    1,333     3,412

Income tax expense (benefit)        69      (118)      (91)       16     1,065
                               -------   -------   -------   -------   -------
Net income (loss)              $   363   $   272   $  (173)  $ 1,317   $ 2,347
                               =======   =======   =======   =======   =======
Basic earnings (loss) per
  share                        $  0.23   $  0.18   $ (0.11)  $  0.83   $  1.42
                               =======   =======   =======   =======   =======
Diluted earnings(loss)per
  share                        $  0.23   $  0.18   $ (0.11)  $  0.83   $  1.42
                               =======   =======   =======   =======   =======
Dividends per share            $  0.00   $  0.08   $  0.16   $  0.16   $  0.16
                               =======   =======   =======   =======   =======

                                         At or For the Years Ended June 30,
                                     ----------------------------------------
                                     2008     2007     2006     2005     2004
                                     ----     ----     ----     ----     ----
KEY OPERATING RATIOS:

Return on average assets              0.15%    0.09%      NA%    0.51%
0.87%
Return on average equity              1.34     0.77       NA     4.60     8.49
Average equity to average assets     11.05    11.32    11.52    11.10    10.22
Interest rate spread for period       3.01     2.71     2.96     3.31     3.04
Net interest margin for period        3.30     3.01     3.21     3.48     3.22
Non-interest expense to average
  assets                              3.49     3.46     2.99     2.88     2.49
Average interest-earning assets to
  interest-bearing liabilities      108.95   108.66   108.98   108.01   107.16
Allowance for loan losses to total
  loans at end of period              1.65     1.59     1.67     1.74     0.73
Net charge-offs to average loans
  outstanding during the period       0.74     0.14     1.29     0.44     0.14
Ratio of non-performing assets to
  total assets                        1.56     1.47     0.59     2.21     1.02
Ratio of loan loss allowance to
  non-performing assets              72.10    79.08   184.52    52.93    45.98
Dividend payout ratio                 0.00    44.44       NA    19.28    11.27


                                                     June 30,
                                     ----------------------------------------
OTHER DATA:                          2008     2007     2006     2005     2004
                                     ----     ----     ----     ----     ----
Number of:
  Loans outstanding                  3,388    3,450    3,644    4,263    4,771
  Deposit accounts                  23,221   23,983   24,724   25,021   25,419
  Full service offices                  11       11       10       10       10

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

Management's Discussion and Analysis and other portions of this report contain certain "forward-looking statements" that may relate to the Company's expected future financial results, strategic plans or objectives. These statements are based on Management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company and the Savings Bank. Words such as anticipates, believes, estimates, expects, forecasts, intends, is likely, plans, projects, variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in the forward-looking statements. The Company undertakes no obligation to update, amend, or clarify forward looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: the credit risks of lending activities, including changes in the level and direction of loan delinquencies, other loans of concern, loan write-offs and changes in estimates of the adequacy of the allowance for loan losses; competitive pressures among depository institutions; interest rate movements and their impact on customer behavior and net interest margin; the impact of repricing and competitor pricing initiatives on loan and deposit products; the ability to adapt successfully to technological changes to meet customers' needs and development in the marketplace; our ability to access cost-effective funding; changes in financial markets; changes in economic conditions in general and particularly as related to our market areas; new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; the outcome of litigation results of examinations by our banking regulators; limitations on our future business activities resulting from the Memorandum of Understanding between the Savings Bank and the Office of Thrift Supervision ("OTS") entered into on December 1, 2006; changes in accounting principles, policies or guidelines; the economic impact of any terrorist actions on our loan originations and loan repayments; and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

Corporate Developments and Overview

The Savings Bank continues to operate under a Memorandum of Understanding (the "MOU") with the Office of Thrift Supervision (the "OTS"). The MOU was entered into during the December 31, 2006 quarter. The MOU resulted from issues noted during the examination of the Savings Bank conducted by the OTS, the report on which was dated in July 2006, and included deficiencies in lending policies and procedures, recent operating losses, and the need to revise both the business plan and the budget to enhance profitability. The corrective actions required to be taken by the Savings Bank under the MOU include, among others:
(1) developing procedures concerning ongoing credit administration and monitoring; (2) continuing to identify, track and correct credit and collateral documentation exceptions and loan policy exceptions; (3) preparing and submitting to the Savings Bank's Board of Directors an accurate and complete loan-to-one borrower report; (4) preparing and updating, where appropriate, a workout plan for each classified asset over $250,000; (5) adopting a revised loan loss allowance policy; (6) amending the Savings Bank's appraisal policy to require written review of all appraisals prior to final loan approval; (7) adopting a revised loan policy that provides for underwriting guidelines, loan documentation, and credit administration procedures for unsecured loans; (8) either request the consent of the FDIC for the Savings Bank's subsidiary, FYBAR Service Corporation, to hold real estate for investment or approve a plan for divestiture of such investment by June 30, 2007; (9) implementing corrective actions with respect to the previously conducted independent information technology audit; and (10) preparing, adopting and submitting to the OTS a comprehensive three year business plan and budget. The Company believes that the Savings Bank has satisfactorily addressed all of the issues raised by the MOU. During July 2007, the OTS performed an on-site review of the progress made on resolving the issues discussed in the MOU. The Savings Bank did not receive a formal report from the OTS on the results of this review.

On February 22, 2008, the Company filed a preliminary proxy statement and a
Schedule 13E-3, in connection with the Company's intention to reduce the number of stockholders to less than 300 through a reverse stock split at a one-to-one thousand ratio, with the purpose of terminating the Company's registration and suspending the Company's reporting obligations with the Securities and Exchange Commission ("SEC"). This would have eliminated the significant costs associated with being a public company. On April 8, 2008, the Company filed an amendment to the preliminary proxy statement filed on February 22, 2008, changing the ratios from one-to-one thousand to one-to-five hundred and on April 25, 2008 mailed the proxy materials to its shareholders.

The Annual Meeting of Stockholders' took place in Mountain Grove, Missouri on June 10, 2008. The resolutions related to the reverse stock split and the forward stock split did not receive required shareholder approval and consequently did not pass. The Company will continue with its reporting obligations to the SEC.

During the year ended June 30, 2008, the Savings Bank entered into a lease agreement for approximately 5,100 square feet of office space in Springfield, Missouri. The new space houses the Savings Bank's Loan Production Office, which has been operating out of a much smaller location since it was approved by the State of Missouri during the third quarter of fiscal 2007. In addition to the Loan Production Office, the facility has offices for senior officers of the Company and the Savings Bank, who spend time in Springfield, as well as, in the Company's home office in Mountain Grove, Missouri. The move to the larger facility was completed in November 2007.

During the year ended June 30, 2008, the operations of the in-house brokerage service, which was based in Mountain Grove, Missouri, were discontinued because of staffing difficulties. This brokerage service operated under a Savings Bank subsidiary, First Home Investments. The Company entered into an agreement with an outside company based in Springfield, Missouri to provide brokerage services to the Savings Bank's customers.

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

Management has implemented various general strategies with the intent of improving profitability while maintaining, and as necessary, improving safety and soundness. Primary among those strategies are, to the extent that market conditions allow, increasing the volume of originated one-to-four family loans, actively seeking high quality commercial real estate loans, continuing improvement in, and maintaining, asset quality, and managing interest-rate risk. Since the establishment of the loan origination office in Springfield, Missouri in March 2007, most of the fixed-rate, single-family mortgages originated by the Company have been sold to third parties, while adjustable rate loans are retained in the portfolio. This is consistent with First Home's historical general practice of primarily being an adjustable rate lender. It is anticipated, subject to market conditions, that no changes will be made in these strategies.

Lending. Historically, First Home predominantly originated one-to-four family residential loans. One-to-four family residential loans were 63% of the mortgage loans originated during fiscal year 2008, compared with 55% of the mortgage loans originated during fiscal 2007. At June 30, 2008, residential mortgage loans as a percent of the Savings Bank's total gross loan portfolio were approximately 45% compared to approximately 54% at June 30, 2007. First Home has gradually increased its commercial real estate loan originations within its traditional lending territory over the past seven years from 20% of loan originations for the year ended June 30, 2001 to approximately 40% of loan originations for over the past two fiscal years. It is anticipated that commercial real estate loans will continue to be a significant part of the real estate loans originated by the Savings Bank, particularly as it enters new markets and develops new products.

Asset Quality. Asset quality remains a significant concern of management and the Company's Board of Directors. The Savings Bank's asset quality is monitored and measured using various benchmarks. The two key items are non-performing loans and classified loans. Non-performing loans consist of non-accrual loans, loans past due over 90 days and impaired loans not past due or past due less than 60 days. Classified loans are loans internally identified as having greater credit risk and requiring additional monitoring. Past due and non-accrual loans, including loans 30-89 days delinquent, at June 30, 2008 were 3.66% of the total loan portfolio and included 1.44% of total residential loans, 4.49% of total commercial real estate loans, including land loans, 16.59% of total commercial business loans and 1.93% of total consumer loans.

The table below shows the risk classification of the Savings Bank's loan portfolio at the dates indicated. Non-performing loans decreased by $575,000 to $2.7 million at June 30, 2008 from $3.2 million at June 30, 2007. The decrease in non-performing loans was due, in part, to the Savings Bank completing the foreclosure process on real estate loans and the repossession and disposal process on non-real estate loans that were non-performing at the end of fiscal 2007. During fiscal 2008, real estate owned and repossessed assets increased by $912,000 from $293,000 to $1.2 million. In addition, net charge-offs for fiscal 2008 increased by $978,000 over those for fiscal 2007, to $1.2 million from $208,000. Classified loans increased by $1.5 million, or 35%, to $5.8 million at June 30, 2008 compared to $4.3 million at June 30, 2007. Stricter internal policies relating to the identification and monitoring of loans in the current economic climate have identified potential problems, and has also resulted in a significant increase in classified loans. In addition to the classified loans, the Savings Bank has identified an additional $4.7 million of credits at June 30, 2008 on its internal watch list including $2.1 million, $2.0 million, $480,000 and $119,000 of commercial real estate, commercial business, one-to-four family and consumer loans, respectively. Management has identified these loans as high risk credits and any deterioration in their financial condition could increase the classified loan totals.

Asset quality: (in thousands)
                                            At or for the
                                          Year Ended June 30,
                                          -------------------
                                            2008       2007
Non-performing assets:                      ----       ----
----------------------
 Past due over 90 days                  $    360    $   359
 Non-accrual loans                         2,313      2,889
 Other                                         -          -
                                          ------     ------
Total non-performing loans                 2,673      3,248
 Real estate owned                         1,206        291
                                          ------     ------
Total non-performing assets             $  3,879    $ 3,539
                                          ======     ======
Classified loans:
-----------------
 Loss                                   $      -    $     -
 Doubtful                                    718        101
 Substandard                               5,062      4,176
                                          ------     ------
     Total classified assets               5,780      4,277
     Total watch list credits              4,671      4,843
                                          ------     ------
     Total loans of concern             $ 10,451    $ 9,120
                                          ======     ======

Net charge-offs                         $  1,187    $   208
                                          ======     ======
Provision for loan losses               $  1,291    $   426
                                          ======     ======

The Savings Bank's provision for loan losses for the year ended June 30, 2008 increased $865,000 to $1.3 million from $426,000 for the year ended June 30, 2007. This was primarily the result of Management's efforts to identify problem loans and the deteriorating economic environment during most of fiscal 2008. Most businesses and individuals have been negatively impacted. Customer cash flows are strained and loan evaluations reflect an increased awareness of the potential for problems in the loan portfolio. In addition, a number of loans that were non-performing at the end of fiscal 2007, resulting in higher net charge offs during fiscal 2008 than had been experienced in fiscal 2007. Over one-half of the charge offs for fiscal 2008 related to loans that were on Management's watch list at the end of fiscal 2007. These factors resulted in a significantly higher provision during fiscal 2008 than there had been in fiscal 2007.

Managing Interest-Rate Risk. First Home has relied primarily on adjustable interest rate loans and short-term fixed-rate loans to manage the inherent risks of interest rate changes. During fiscal 2006, in order to compete in the current interest rate environment, First Home began offering long-term fixed rate mortgages to borrowers with good credit quality. With the goal of mitigating risk on these long-term fixed rate products, management monitors the number, outstanding balance and other amounts related to these loans to determine when changes should be made to the terms of the loans offered.
While a small number of fixed-rate loans are retained in portfolio, most fixed rate loans originated since the opening of the loan origination office have been originated for sale in the secondary market. Management also utilizes FHLB advances with terms that correspond with the terms of the loan products.

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

     Estimation of Fair Value. The estimation of fair value is significant to a number of the Company's assets, including securities and real estate owned. These assets are all recorded at either fair value or at the lower of cost or fair value.

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

       Real estate owned is recorded at the lower of the remaining loan balance or estimated fair value less the estimated costs to sell the asset. Any write down at the time of foreclosure is charged against the allowance for loan losses. Subsequently, net expenses related to holding the property and declines in the market value are charged against income.

Comparison of Financial Condition at June 30, 2008 and June 30, 2007

General. The most significant change in the Company's financial condition during the year ended June 30, 2008 was an increase in net loans receivable of $8.0 million. This increase was funded primarily by an increase of $4.5 million in deposits and $2.5 million in customer funds invested in retail repurchase agreements, which the Savings Bank began to offer in December 2006. In addition, the total investments, including both those available-for-sale and those held to maturity, increased by $2.9 million, while cash and cash equivalents decreased by $4.0 million.

Total Assets. Total assets increased $7.9 million, or 3.3%, to $249.2 million at June 30, 2008 from $241.3 million at June 30, 2007. The increase was primarily attributable to a $8.0 million increase in loans receivable and an increase of $2.9 million in investments which were partially offset by a decrease of $4.0 million in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents was $17.0 million at June 30, 2008 compared to $21.0 million at June 30, 2007, a decrease of $4.0 million, or 19.1%. The decrease was the result of using available cash to fund loan growth and an increase in investments, which exceeded the growth of deposits and the growth of retail repurchase agreements. The Savings Bank continued to operate with a lower level of cash on hand in the main office and the branch offices. The lower level of cash on hand helps to maximize investable funds.

Certificates of Deposit. Certificates of deposit purchased as investments decreased $180,000 to $567,000 at June 30, 2008 from $747,000 at June 30,
2007. As certificates of deposit purchased matured during the year ended June 30, 2008, the proceeds were used to fund loans and purchase mortgage-backed securities.

Securities. Securities increased $2.9 million to $45.0 million at June 30, 2008 from $42.1 million at June 30, 2007. Proceeds from the sales, maturities, calls and prepayments on securities were reinvested, along with other excess funds, primarily in mortgage-backed securities. The available-for-sale portfolio increased by $9.5 million, or 30.4%, to $40.8 million at June 30, 2008 from $31.3 million at June 30, 2007. The held to maturity portfolio decreased by $6.6 million, or 61.3%, to $4.2 million at June 30, 2008 from $10.8 million at June 30, 2007. This change was the result of a decision, made in fiscal 2007, to allow the held to maturity portfolio to run off through maturities while new purchases were categorized as available-for-sale, providing the greatest level of flexibility in the investment portfolio.

Loans Receivable. Net loans receivable increased from $159.0 million at June 30, 2007 to $167.0 million at June 30, 2008. The $8.0 million, or 5.1%, increase was the result of loan originations exceeding paydowns and payoffs on loans. This was the second consecutive year that the outstanding loan total grew, which is a reversal of the trend that covered the five fiscal years ended June 30, 2006.

Commercial real estate loans, including land loans, increased by $15.1 million, or 30.5%, to $64.5 million at June 30, 2008 from $49.4 million at June 30, 2007. Commercial business loans increased by $3.1 million, or 35.3%, to $11.8 million at June 30, 2008 from $8.7 at June 30, 2007. Consumer loans, including second mortgages, increased by $422,000, or 2.5%, to $17.3 million at June 30, 2008 from $16.9 million at June 30, 2007. One-to-four family loans decreased by $10.5 million, or 12.2%, to $76.0 million at June 30, 2008 from $86.5 million at June 30, 2007.

The increase in net loans receivable took place even though the origination of loans for portfolio decreased by $12.5 million, or 15.3%, to $69.1 million in fiscal 2008 from $81.6 million in fiscal 2007. Real estate loan originations, including loans originated for sale, decreased by $8.3 million, or 12.3%, to $59.1 million for the year ended June 30, 2008 compared to $67.4 million for the year ended June 30,

2007. Commercial real estate, multi-family and land loan originations decreased by $4.5 million, while one-to-four family loan originations decreased by $3.8 million. Consumer loan originations decreased by $4.2 million to $3.7 million for the year ended June 30, 2008 from $7.9 million for the year ended June 30, 2007. The origination of commercial business loans was $6.3 million for both years. The primary reason for the reduction in loan volume was the nationwide deteriorating economic climate that prevailed during most of fiscal 2008 which did have an impact on the Savings Bank's local market areas to some extent.

Non-accrual Loans. Non-accrual loans decreased from $2.9 million at June 30, 2007 to $2.3 million at June 30, 2008, primarily due to charge-offs during the year ended June 30, 2008. The $575,000 decrease in non-accrual loans between June 30, 2007 and June 30, 2008 was due to decreases of $440,000 in real estate loans, including decreases of $150,000 and $290,000 in non-accrual residential mortgages and commercial real estate, respectively. Non-accrual commercial business loans decreased by $151,000 during the year ended June 30, 2008. These decreases were partially offset by an increase of $15,000 in non-accrual consumer loans.

Non-performing Assets. Non-performing assets increased $340,000 from $3.5 million at June 30, 2007 to $3.9 million at June 30, 2008. At June 30, 2008, the ratio of non-performing assets to total assets was 1.56% compared to 1.47% at June 30, 2007. The Savings Bank's non-performing loans consist of non-accrual loans and past due loans over 90 days. Non-performing assets also include real estate owned and other repossessed assets.

The Savings Bank has identified an additional $4.7 million of credits at June 30, 2008 on its internal watch list including $2.1 million, $2.0 million, $480,000 and $119,000 of commercial real estate, commercial business, one-to-four family and consumer loans, respectively. Management has identified these loans as high risk credits and any deterioration in their financial condition could increase the classified loan totals.

Deposits. Deposits increased $4.5 million, or 2.4%, to $194.6 million at June 30, 2008 from $190.1 million at June 30, 2007. The increase in deposit balances during fiscal 2008 included an increase of $3.6 million in savings accounts, almost all of which was in money market savings accounts, first introduced in December 2006. The money market savings account had $39.9 million in balances at June 30, 2008. In addition, certificates of deposits increased $3.8 million, from $83.3 at June 30, 2007 to $87.1 million at June 30, 2008. These increases were partially offset by a decrease of $2.9 million in checking balances from $58.0 million at June 30, 2007 to $55.1 million at June 30, 2008. The rates paid by the Savings Bank on deposits, with the exception of special offerings and specifically designed accounts, usually fall in the lower half to lower third of the range of rates offered by the Savings Bank's competitors.

Retail Repurchase Agreements. In December 2006, the Savings Bank began to offer retail repurchase agreements. This was done to provide an additional product for its existing customer base and to attract new customers who would find the product beneficial. Customers with large balances in checking accounts benefit by having those balances which exceed a predetermined level "swept" out of the checking account and in to a retail repurchase account. The repurchase account earns interest at a floating market rate and is uninsured. However, the balance is collateralized by designated investment securities of the Savings Bank. At June 30, 2008, the balances of retail repurchase agreements totaled $4.6 million, representing an increase of $2.5 million, or 121.0%, over the $2.1 million balance at June 30, 2007. It should be noted that during most of fiscal 2008, the balances of the retail repurchase agreements were less than $500,000, and that the increase from one year to the next was the result of funds from one new customer during June 2008.

Borrowings. Advances from the Federal Home Loan Bank of Des Moines were $22.0 million at both June 30, 2008 and June 30, 2007. During the year ended June 30, 2008, there were no funds borrowed by the Savings Bank from the Federal Home Loan Bank of Des Moines and no advances were repaid. There was no other borrowed money during the year ended June 30, 2008.

Stockholders' Equity. Stockholders' equity was $27.1 million at June 30, 2008 compared to $26.5 million at June 30, 2007. The $632,000 increase was the result of net income of $363,000, an increase in paid-in-capital of $84,000, which resulted from the implementation of FASB 123R in regard to stock based compensation, and an improvement of $185,000 in other comprehensive income, related to net unrealized losses on securities. At June 30, 2008, there were 1,550,815 shares of stock outstanding, or the same number of shares that were shares outstanding at June 30, 2007. The book value per share increased to $17.47 at June 30, 2008 from $17.07 at June 30, 2007.

Comparison of Operating Results for the Years Ended June 30, 2008 and June 30, 2007

Net Income. Net income increased $91,000 from $272,000 for the fiscal year ended June 30, 2007 to $363,000 for the fiscal year ended June 30, 2008. The increase was primarily attributable to a $1.0 million increase in net interest income, and a $599,000 increase in non-interest income. These items were partially offset by an increase of $865,000 in the provision for loan losses and an increase in non-interest expense of $463,000.

Net Interest Income. Net interest income increased $1.0 million, or 15.8%, to $7.4 million for the fiscal year ended June 30, 2008 from $6.4 million for the fiscal year ended June 30, 2007. Total interest income increased $1.1 million, while total interest expense increased by $97,000.

Interest Income. Interest income increased $1.1 million, or 8.0%, to $14.8 million for the fiscal year ended June 30, 2008, from $13.7 million for the fiscal year ended June 30, 2007. Interest income on loans receivable increased by $976,000, or 8.9%, to $11.9 million for the fiscal year ended June 30, 2008 from $10.9 million for the fiscal year ended June 30, 2007. During the year ended June 30, 2008, the average balance of net loans outstanding increased $8.7 million, or 5.7%, to $160.8 million from $152.2 million for the fiscal year ended June 30, 2007. In addition, the yield on net loans outstanding increased to 7.41% in fiscal 2008 from 7.19% in fiscal 2007, due to continuing origination of consumer, commercial real estate and commercial business loans which have higher rates. Total loan originations were $69.2 million during the year ended June 30, 2008, while sales of loans totaled $22.3 million and repayments on loans were $36.4 million.

Interest income from securities increased $443,000, or 23.0% to $2.4 million for the year ended June 30, 2008 from $1.9 million for the year ended June 30, 2007. The increase was the result of an increase in the yield on securities to 5.29% for fiscal 2008 from 4.46% for fiscal 2007, and to an increase of $2.0 million, or 4.6%, in the average balance of securities to $44.8 million in fiscal 2008 from $43.2 million in fiscal 2007.

Interest income from other interest-earning assets (primarily overnight funds) decreased $315,000, or 36.9%, to $538,000 for the fiscal year ended June 30, 2008 from $853,000 for the fiscal year ended June 30, 2007. The decrease is attributable to a decrease in the yield on other interest-earning assets from 5.33% for the year ended June 30, 2007 to 3.09% for the year ended June 30, 2008, which was partially offset by an increase in the average balance of other interest-earning assets from $16.0 million in fiscal 2007 to $17.4 million during fiscal 2008.

Interest Expense. Interest expense for the fiscal year ended June 30, 2008 increased $97,000, or 1.3%, to $7.5 million from $7.4 million for the fiscal year ended June 30, 2007. Expense on interest-bearing customer deposits increased by $182,000, or 3.1%, to $6.1 million for fiscal 2008 from $5.9 million for fiscal 2007. This increase was the result of an increase of $11.7 million, or 6.9%, in the average balance of deposits to $181.6 million for the fiscal year ended June 30, 2008 from $169.9 million for the fiscal year ended June 30, 2007, which was partially offset by a decrease in the average cost of deposits to 3.37% for fiscal 2008 from 3.50% for fiscal 2007. The decrease in the average cost of deposits was the result of decreased short-term interest rates during fiscal 2007 and maturities of higher costing time deposits.

Interest expense on retail repurchase agreements increased by $15,000 to $36,000 during the fiscal year ended June 30, 2008 from $21,000 for the fiscal year ended June 30, 2007. The increase was the result of an increase in the average balance of retail repurchase agreements of $901,000 to $1.5 million for fiscal 2008 from $575,000 for fiscal 2007, and by an increase in the average cost on retail repurchase agreements to 3.73% for fiscal 2008 from 3.65% for fiscal 2007. Interest expense on other interest-bearing liabilities decreased $120,000, or 7.3%, to $1.3 million for the fiscal year ended June 30, 2008 from $1.4 million for the fiscal year ended June 30, 2007. The decrease was the result of a decrease of $2.1 million in the average balance of other interest bearing liabilities from $24.1 million for fiscal 2007 to $22.0 million for fiscal 2008. There was no change in the average cost of these liabilities between fiscal 2007 and fiscal 2008. It remained at 5.76%.

Provision for Loan Losses. The provision for loan losses increased $865,000, or 203.1%, to $1.3 million for the fiscal year ended June 30, 2008 from $426,000 for the fiscal year ended June 30, 2007. The allowance for loan losses was $2.7 million, or 1.59%, of gross loans at June 30, 2007 compared to $2.8 million, or 1.65%, of gross loans at June 30, 2008. Loan charge-offs, net of recoveries was $1.2 million for the fiscal year ended June 30, 2008 compared to $208,000 for the fiscal year ended June 30, 2007. The increase in net loan charge-offs was the result of many of the loans identified as problems at the end of fiscal 2007 having been charged-off, or in the case of foreclosed real estate or repossessed assets, partially charged-off, during fiscal year 2008. On the majority of loans charged off that had been previsously identified as problem loans at June 30, 2007 , the charge-off was against an allowance for loan losses that existed at June 30 2007 .

Non-interest Income. Non-interest income increased $599,000, or 26.0%, to $2.9 million for the fiscal year ended June 30, 2008 compared to $2.3 million for the fiscal year ended June 30, 2007. During fiscal 2008, there was an increase of $248,000, or 13.8%, in service charges and other fee income, an increase of $369,000, or 264.8%, in gain on the sale of loans, and a decrease of $271,000, or 100.0%, in write-down on real estate held for investment. These items were partially offset by decreases of $177,000, or 100.0% in gain on the sale of securities, $55,000, or 95.4%, in gain on the sale of property and equipment and real estate owned, $13,000, or 6.1%, in income on BOLI, and $44,000, or 23.8% in other. The loan origination office, which opened in March 2007, recorded gain on the sale of loans of $139,000 in fiscal 2007, and with a full year of operations in fiscal 2008, recorded gain on the sale of loans of $508,000.

Non-interest Expense. Non-interest expense increased $463,000, or 5.7%, to $8.6 million for the fiscal year ended June 30, 2008 from $8.1 million for the fiscal year ended June 30, 2007.

Compensation and employee benefits increased $122,000, or 2.8%, to $4.4 million for the fiscal year ended June 30, 2008 from $4.3 million for the fiscal year ended June 30, 2007. The increase in compensation and benefits included an increase of $470,000, or 13.7%, in compensation and related payroll taxes, and an increase of $33,000, or 90.0%, in directors' compensation. These increases were partially offset by reductions of $96,000, or 49.9%, and $136,000, 23.3%, in defined benefit pension plan expense and group health insurance costs, respectively. The decrease in defined benefit pension plan expense was the result of freezing the plan in March 2006, which reduced the annual contribution to administrative costs and significantly lowered funding requirements. The decrease in health insurance costs was the result of requiring employees to pay for a portion of the monthly cost of their coverage. The Company's employees began to share in the health insurance costs in January 2007, so fiscal 2008 was the first year in which the change was effective for the entire period. In addition to these decreases, the amount of compensation deferred under FASB 91 as part of the cost of loan origination increased from $120,000 in fiscal 2007 to $270,000 in fiscal 2008. This was due to updating the cost analysis for each loan type, which resulted in more compensation expense being deferred.

Occupancy and equipment expense for the fiscal year ended June 30, 2008 increased $120,000, or 7.8%, to $1.6 million from $1.5 million during the fiscal year ended June 30, 2007. The increase was partially attributable to the opening of a loan production office in March 2007, and its subsequent move to a larger facility in November 2007. The loan production office is a leased facility located in Springfield, Missouri. In addition, the Savings Bank has addressed some maintenance issues at the main office and the other branches. Upgrades and additions in computer hardware and software also resulted in increased costs, either directly or through increases in depreciation expense.

Professional fees increased $40,000, or 7.3%, from $554,000 in fiscal 2007 to $594,000 in fiscal 2008. Included in the professional fees for fiscal 2008 was approximately $225,000 in accounting, legal and consulting work related to the unsuccessful effort to take the Company private. Absent these items, there would have been a substantial reduction in professional fees for fiscal 2008. Professional fees for fiscal 2007 were significantly higher than normal due to the use of an outside accounting firm to handle monthly closing of books, reporting and other tasks during a two month period during fiscal 2007 when the Company was without a Chief Financial Officer and due to higher legal and auditing costs during the same period.

Deposit insurance premiums increased $87,000 from $22,000 in fiscal 2007 to $109,000 in fiscal 2008, primarily as the result of higher premium assessments from the FDIC. Additionally, growth in customer deposits contributed to the increase.

Other non-interest expense increased by $94,000, or 5.7%, from $1.7 million for fiscal 2007 to $1.8 million for fiscal 2008. The increase in this category, which covers all other operating expense of the Company is related to additional facilities, improvements in procedures and upgrades in computer technology, as well as, general price increases.

Income Taxes. Income tax expense for the fiscal year ended June 30, 2008 totaled $69,000 compared to a benefit of $117,000 for fiscal 2007. Income before income taxes increased by almost three and one-half times between the year ended June 30, 2008 and the year ended June 30, 2007.

Net Interest Margin. Net interest margin for the fiscal year ended June 30, 2008 was 3.30% compared to 3.01% for the fiscal year ended June 30, 2007. The increase in the net interest margin was the result of an increase on the yield on interest-bearing assets and a decrease in the cost on interest-bearing liabilities. While the ratio of interest-earning assets to interest-bearing liabilities remained unchanged during fiscal 2008 compared to fiscal 2007, the interest rate spread between interest-earning assets and interest-bearing liabilities increased 30 basis points from 2.71% to 3.01%.

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



                                                          Years Ended June 30
                                           At June 30,    -------------------
                                               2008         2008       2007
                                               ----         ----       ----
Weighted average yield
    on loan portfolio                          6.98%        7.39%      7.19%
Weighted average yield
    on securities                              4.82         5.29       4.46
Weighted average yield on other
    interest-earning assets                    1.85         3.10       5.33
Weighted average yield
    on all interest-earning assets             6.24         6.64       6.49
Weighted average rate
    paid on total deposits                     2.61         3.37       3.50
Weighted average rate paid on retail
    repurchase agreements                      1.75         2.44       3.65
Weighted average rate paid on other
    interest-bearing liabilities               5.75         5.85       5.76
Weighted average rate paid on
    All interest-bearing liabilities           2.92         3.63       3.78
Interest rate spread (spread
    between weighted average
    rate on all interest-earning assets
    and all interest-bearing liabilities)      3.32         3.01       2.71
Net interest margin (net interest
    income (expense) as a percentage
    of average interest-earning assets)         N/A         3.30       3.01


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

                                                                  Years Ended June 30,
                                            -----------------------------------------------------------------
                                                         2008                              2007
                                            ------------------------------    -------------------------------
                                                         Interest                          Interest
                                            Average      and         Yield/   Average      and         Yield/
                                            Balance(2)   Dividends    Cost    Balance(2)   Dividends    Cost
                                            ---------    ---------   ------   ---------    ---------   ------
                                                                 (Dollars in thousands)
Interest-earning assets:
 Loans(1)                                   $ 161,318    $ 11,920     7.39%   $ 152,182    $ 10,945     7.19%
 Securities                                    44,780       2,370     5.29       43,229       1,927     4.46
 Other                                         17,357         538     3.10       15,999         853     5.33
                                              -------     -------               -------     -------
   Total interest-earning assets              223,455      14,828     6.64      211,410      13,725     6.49
Non-interest earning assets
 Office properties and equipment, net           7,100                             8,075
 Real estate, net                                 825                               325
 Other non-interest earning assets             13,868                            14,332
                                              -------                           -------
   Total assets                             $ 245,248                         $ 234,142
                                              =======                           =======
Interest-bearing liabilities:
 Savings and Money Market savings accounts  $  52,556       1,700     3.23    $  33,392       1,193     3.57
 Checking and Super Saver accounts             43,126         544     1.26       51,041         753     1.48
 Certificates of deposit                       85,949       3,885     4.52       85,471       4,000     4.68
                                              -------     -------               -------     -------
   Total deposits                             181,631       6,129     3.37      169,904       5,946     3.50
 Retail repurchase agreements                   1,476          36     2.44          575          21     3.65
 Advances  from Federal Home Loan Bank         22,000       1,286     5.85       24,077       1,387     5.76
                                              -------     -------               -------     -------
   Total interest-bearing liabilities         205,107       7,451     3.63      194,556       7,354     3.78
Non-interest bearing liabilities:
 Other liabilities                             13,045                            13,074
                                              -------                           -------
   Total liabilities                          218,152                           207,630
Stockholders' equity                           27,096                            26,512
   Total liabilities and                      -------                           -------
     stockholders' equity                   $ 245,248                         $ 234,142
                                              =======                           =======
Net interest income                                      $  7,377                          $  6,371
                                                          =======                           =======
Interest rate spread                                                  3.01%                             2.71%
Net interest margin                                                   3.30%                             3.01%
Ratio of average interest-earning
  assets to average interest-
  bearing liabilities                           108.9%                            108.7%


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

                                   2008 Compared to 2007  2007 Compared to 2006
                                    Increase/(Decrease)    Increase/(Decrease)
                                           Due to                 Due to
                                   ---------------------  ---------------------
                                   Volume    Rate    Net  Volume    Rate    Net
                                   ------    ----     --  ------    ----    ---
                                                    (In thousands)
Interest-earning assets:
  Loans (1)                        $ 671   $ 304  $ 975   $ 333   $ 200  $ 533
  Securities                          70     373    443    (194)    441    247
  Other                               62    (377)  (315)   (134)    166     32
Total net change in income on      -----   -----  -----   -----   -----  -----
  interest-earnings assets           803     300  1,103       5     807    812
                                   -----   -----  -----   -----   -----  -----
Interest-bearing liabilities:
  Interest-bearing deposits          406    (223)   183      (7)  1,523  1,516
  Retail repurchase agreements        33     (18)    15      21       -     21
  Other interest-bearing
    liabilities                     (101)      -   (101)   (199)     30   (169)
                                   -----   -----  -----   -----   -----  -----
Total net change in expense on
  interest-bearing liabilities       338    (241)    97    (185)  1,553  1,368
                                   -----   -----  -----   -----   -----  -----
Net change in net interest income  $ 465   $ 541 $1,006   $ 190   $(746) $(556)
                                   =====   =====  =====   =====   =====  =====

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

The primary investing activity of First Home is the origination of mortgage loans. Mortgage loans originated by First Home decreased by $8.3 million to $59.1 million for the year ended June 30, 2008 from $67.4 million for the year ended June 30, 2007. Other investing activities include the purchase of securities, which totaled $21.2 million and $19.2 million for the years ended June 30, 2008 and 2007, respectively. These activities were funded primarily by principal repayments on loans, securities, and deposit growth.

OTS regulations require First Home to maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. First Home's sources of funds include customer deposits, customer retail repurchase agreements, principal and interest payments from loans and securities, and FHLB advances. During fiscal years 2008 and 2007, First Home used its sources of funds primarily to purchase securities, fund loan commitments and to pay maturing savings certificates and deposit withdrawals. At June 30, 2008, First Home had approved loan commitments totaling $793,000 and unused lines of credit totaling $1.1 million.

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

At June 30, 2008, certificates of deposit amounted to $87.1 million, or 44.7%, of First Home's total deposits, including $64.7 million which are scheduled to mature by June 30, 2009. Historically, First Home has been able to retain a significant amount of its deposits as they mature. Management of First Home believes it has adequate resources to fund all loan commitments with savings deposits and FHLB advances and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Capital

OTS regulations require First Home to maintain specific amounts of capital. As of June 30, 2008, First Home was in compliance with all current regulatory capital requirements with tangible, core and risk-based capital ratios of 10.1%, 10.1% and 16.3%, respectively. These ratios exceed the 1.5%, 4.0% and 8.0% tangible, core and risk-based capital ratios required by OTS regulations. In addition, the OTS amended its capital regulations that require savings institutions to maintain specified amounts of regulatory capital based on the estimated effects of changes in market rates and that could further increase the amount of regulatory capital required to be maintained by the Savings Bank.


Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity capital was $27.1 million at June 30, 2008, or 10.87%, of total assets on that date. As of June 30, 2008, we exceeded all regulatory capital requirements. Our regulatory capital ratios at June 30, 2008 were as follows: Tier 1 (core) capital 10.05%; Tier 1 risk-based capital 15.03%; and total risk-based capital 16.27%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.

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

The following is a summary of commitments and contingent liabilities with off-balance sheet risks as of June 30, 2008:

Commitments to originate loans
                                               (In thousands)
Fixed rate                                        $     526
Adjustable rate                                         267
Undisbursed balance of loans closed                      -
Unused lines of credit                                1,120
Commercial standby letters of credit                    488
                                                   --------
   Total                                          $   2,401
                                                   ========

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

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity of Net Portfolio Value. The following table sets forth the change in the Savings Bank's net portfolio value at June 30, 2008, based on (OTS) models. Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The calculation is intended to illustrate the change in net portfolio value that will occur upon an immediate and permanent change in interest rates at the various levels of change indicated. There is no effect given to any steps that management might take to counter the effect of that interest rate movement.

                                                   Net Portfolio as % of
                        Net Portfolio Value       Portfolio Value of Assets
                     --------------------------   -------------------------
Basis Point ("bp")   Dollar   Dollar    Percent   Net Portfolio
Change in Rates      Amount   Change(1) Change    Value Ratio(2)   Change(3)
----------------     ------   --------  -------   -------------    --------
                               (Dollars in thousands)
   300  bp         $ 40,718   $ (548)    (1)%         15.86%        (3) bp
   200               41,207      (60)     -           15.68          8
   100               41,500      234      1           16.02         13
    50               41,512      246      1           16.00         11
    -                41,266        -      -           15.89          -
   (50)              41,006     (261)    (1)          15.78        (11)
  (100)              40,702     (564)    (1)          15.66        (24)


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

The above table illustrates, for example, that at June 30, 2008 an instantaneous 200 basis point increase in market interest rates would decrease the Savings Bank's net portfolio value by approximately $60,000, or less than 1%, and an instantaneous 100 basis point decrease in market interest rates would decrease the Savings Bank's net portfolio value by $564,000, or just over 1%.

The following summarizes key exposure measures for the dates indicated. They measure the change in net portfolio value ratio for a 200 basis point increase and for a 100 basis point decrease in interest rates.



                                           June 30,    March 31,    June 30,
                                            2008         2008        2007
                                           ------       ------      ------
 Pre-shock net portfolio
    Value ratio                            15.89%       13.70%      15.40%
 Post-shock net portfolio
    Value ratio (Up 200 bp)                15.98%       14.31%      14.49%
 Increase (decrease) in portfolio
    Value ratio (Up 200 bp)                    8 bp        61 bp       (91)bp
 Post-shock net portfolio
    Value ratio (Down 100 bp)              15.66%       13.18%      15.61%
 Increase (decrease) in portfolio
    Value ratio (Down 100 bp)                (24)bp       (52)bp        21 bp

The calculated risk exposure measures indicate the Savings Bank's interest rate risk at June 30, 2008 has shifted from the previous year end, in that the "shock" increase in market rates would increase the net portfolio value while the "shock" decrease in market rates would decrease the net portfolio value.

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

            Report of Independent Registered Public Accounting Firm


To the Board of Directors
First Bancshares, Inc.
Mountain Grove, Missouri


We have audited the accompanying consolidated statements of financial condition of First Bancshares, Inc. and subsidiaries as of June 30, 2008 and 2007 and the related consolidated statements of income, Stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancshares, Inc. and subsidiaries as of June 30, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine managements' assertion about the effectiveness of First Bancshares, Inc.'s internal control over financial reporting as of June 30, 2008 included in the Company's 10K filed with the Securities and Exchange Commission and, accordingly, we do not express an opinion thereon.



/s/McGladrey & Pullen, LLP



Kansas City, Missouri
September 26, 2008

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                - - - - - - - - - - - - - - - - - - - - - - - -
                            June 30, 2008 and 2007

                                                          2008           2007
       ASSETS                                            ------         ------
       ------
Cash and cash equivalents                          $ 17,010,093   $ 21,030,321
Certificates of deposit purchased                       566,800        746,632
Securities available-for-sale                        40,830,284     31,321,225
Securities held to maturity                           4,174,886     10,786,182
Federal Home Loan Bank stock, at cost                 1,613,200      1,613,800
Loans receivable, net                               167,034,726    158,992,921
Loans held for sale                                     755,357              -
Accrued interest receivable                           1,135,894      1,259,460
Prepaid expenses                                        243,368        360,375
Property and equipment, net                           6,913,125      7,506,862
Real estate owned and other repossessed assets, net   1,205,737        293,337
Intangible assets, net                                  235,470        285,584
Deferred tax asset, net                                 795,688        817,373
Income taxes recoverable                                 57,653         86,380
Bank-owned life insurance                             6,121,360      5,919,973
Other assets                                            538,121        310,334
                                                    -----------    -----------
     Total assets                                  $249,231,762   $241,330,759
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                           $194,593,283   $190,090,359
Retail repurchase agreements                          4,647,587      2,103,105
Advances from Federal Home Loan Bank                 22,000,000     22,000,000
Accrued expenses                                        891,320        669,202
                                                    -----------    -----------
     Total liabilities                              222,132,190    214,862,666
                                                    -----------    -----------

Commitments and contingencies (Note 13)

Preferred stock, $.01 par value; 2,000,000 shares
  authorized,   none issued                                   -              -
Common stock, $.01 par value; 8,000,000 shares
  authorized, issued 2,895,036 in 2008 and in 2007,
  outstanding 1,550,815 in 2008 and in 2007              28,950         28,950
Paid-in capital                                      18,019,852     17,936,224
Retained earnings-substantially restricted           28,214,183     27,850,962
Treasury stock, at cost-1,344,221 shares in 2008
  and in 2007                                       (19,112,627)   (19,112,627)
Accumulated other comprehensive loss                    (50,786)      (235,416)
                                                    -----------    -----------
     Total stockholders' equity                      27,099,572     26,468,093
                                                    -----------    -----------
     Total liabilities and stockholders' equity    $249,231,762   $241,330,759
                                                    ===========    ===========


             See notes to the consolidated financial statements

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                       - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007

                                                          2008           2007
                                                         ------         ------
Interest Income:
  Loans receivable                                 $ 11,920,427   $ 10,944,655
  Securities                                          2,369,758      1,926,562
  Other interest-earning assets                         537,997        853,090
                                                     ----------     ----------
      Total interest income                          14,828,182     13,724,307
                                                     ----------     ----------
Interest Expense:
  Deposits                                            6,128,745      5,946,278
  Retail repurchase agreements                           36,279         21,223
  Advances from Federal Home Loan Bank                1,286,063      1,386,582
                                                     ----------     ----------
     Total interest expense                           7,451,087      7,354,083
                                                     ----------     ----------
     Net interest income                              7,377,095      6,370,224

Provision for loan losses                             1,291,300        426,000
     Net interest income after                       ----------     ----------
       Provision for loan losses                      6,085,795      5,944,224
                                                     ----------     ----------
Non-interest Income:
  Service charges and other fee income                2,050,561      1,802,231
  Gain on the sale of loans                             507,702        139,161
  Gain on sale of securities                                  -        177,000
  Gain on sale of property and equipment
     and real estate owned                                2,653         57,913
  Write-down on real estate held for investment               -       (271,009)
  Income from bank-owned life insurance                 201,387        214,480
  Other                                                 140,437        184,190
                                                     ----------     ----------
     Total non-interest income                        2,902,740      2,303,966
                                                     ----------     ----------
Non-interest Expense:
  Compensation and employee benefits                  4,430,314      4,307,930
  Occupancy and equipment                             1,646,733      1,527,115
  Professional fees                                     594,311        553,852
  Deposit insurance premiums                            109,042         22,290
  Other                                               1,776,067      1,682,550
                                                     ----------     ----------
     Total non-interest expense                       8,556,467      8,093,737
                                                     ----------     ----------
     Income before income taxes                         432,068        154,453

Income taxes (benefit)                                   68,847       (117,407)
                                                     ----------     ----------
     Net income                                      $  363,221     $  271,860
                                                     ==========     ==========
     Basic earnings per share                        $     0.23     $     0.18
                                                     ==========     ==========
     Diluted earnings per share                      $     0.23     $     0.18
                                                     ==========     ==========


               See notes to the consolidated financial statements

                                     FIRST BANCSHARES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 - - - - - - - - - - - - - - - - - - - - - - - -
                                       Years Ended June 30, 2008 and 2007

                                               Common
                                               Stock                                                  Other          Total
                                          ----------------     Paid-in    Retained      Treasury  Comprehensive  Stockholders'
                                          Shares    Amount     Capital     Earnings       Stock    Income (Loss)     Equity
                                          ------    ------     -------     --------       -----    ------------      ------
Balances at June 30, 2006              1,552,480   $28,950  $17,851,736  $27,703,268  $(19,085,173)  $(208,212)  $26,290,569
Comprehensive income:
 Net income                                    -         -            -      271,860             -           -       271,860
 Other comprehensive income, net of tax:
  Change in unrealized gain(loss) on
  securities available-for-sale, net of
  deferred income taxes of $(14,014)           -         -            -            -             -    (204,204)     (204,204)
 Reclassification adjustment                   -         -            -            -             -     177,000       177,000
                                                                                                                  ----------
   Total Comprehensive Income (Loss)                                                                                 244,656
                                                                                                                  ----------
 Stock based compensation                      -         -       84,488            -             -           -        84,488
 Cash dividends ($.08 per share)               -         -            -     (124,166)            -           -      (124,166)
 Purchase of treasury stock at cost       (1,665)        -            -            -       (27,454)          -       (27,454)
                                       ---------   -------   ----------   ----------    ----------   ---------    ----------
Balances at June 30, 2007              1,550,815    28,950   17,936,224   27,850,962   (19,112,627)   (235,416)   26,468,093
Comprehensive income:
 Net income                                    -         -            -      363,221             -           -       363,221
 Other comprehensive income, net of tax:
  Change in unrealized gain(loss) on
    securities available-for-sale, net of
    deferred income taxes of $95,112           -         -            -            -             -     184,630       184,630
                                                                                                                  ----------
      Total Comprehensive Income                                                                                     666,834
                                                                                                                  ----------
  Stock based compensation                     -         -       83,628            -             -           -        83,628
                                       ---------   -------   ----------   ----------    ----------   ---------    ----------
Balances at June 30, 2008              1,550,815   $28,950  $18,019,852  $28,214,183  $(19,112,627)   $(50,786)  $27,099,572
                                       =========   =======   ==========   ==========    ==========   =========    ==========

                                     See notes to the consolidated financial statements

                                              27

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     - - - - - - - - - - - - - - - - - - -
                      Years Ended June 30, 2008 and 2007

                                                          2008          2007
                                                         ------        ------
Cash flows from operating activities:
  Net income                                         $  363,221    $  271,860
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                      812,798       757,492
      Amortization                                       50,114        50,115
      Net premium amortization and (discount accretion)
        on securities                                  (151,357)     (105,339)
      Stock based compensation                           83,628        84,488
      (Gain) loss on sale of securities                       -      (177,000)
      Provision for loan losses                       1,291,300       426,000
      Provision for loss on real estate owned            27,850         7,000
      Write down on real estate held for investment           -       271,009
      Gain on the sale of loans                        (507,702)     (139,161)
      Proceeds from the sale of loans originated for
        sale                                         22,851,155     9,039,543
      Loans originated for sale                     (21,444,857)   (8,900,382)
      Deferred income taxes                             (73,427)      (98,579)
      Gain on sale of property and equipment
        and real estate owned                           (29,286)      (66,618)
      Loss on the sale of other repossessed assets       18,252             -
      Increase in cash surrender value on bank-owned
        life insurance                                 (201,387)     (214,480)
      Net change in operating accounts:
        Accrued interest receivable, prepaid expenses
           and other assets                             445,691      (130,048)
        Deferred loan costs                            (133,844)       13,744
        Income taxes recoverable                         28,727       230,376
        Accrued expenses                                222,118      (293,691)
                                                     ----------    ----------
          Net cash provided by operating activities   3,652,994     1,026,329
                                                     ----------    ----------
Cash flows from investing activities:
  Purchase of securities available-for-sale         (21,172,637)  (18,902,694)
  Purchase of securities held-to-maturity                     -      (345,000)
  Proceeds from sale of securities available-for-sale         -     1,986,000
  Proceeds from maturities of securities
    available-for-sale                               12,097,222     6,513,834
  Proceeds from maturities of securities
    held-to-maturity                                  6,608,751     8,961,543
  Purchase of Federal Home Loan Bank stock                    -       (85,600)
  Proceeds from redemption of Federal Home Loan
    Bank stock                                              600        83,600
  Net change in certificates of deposit                 179,832     3,080,215
  Net change in loans receivable                    (12,409,241)  (17,951,445)
  Purchases of property and equipment                  (473,450)     (624,727)
  Proceeds from sale of property and equipment          287,112        92,636
  Proceeds from sale of real estate owned               161,183       821,281
                                                     ----------    ----------
          Net cash used in investing activities     (14,720,628)  (16,370,357)
                                                     ----------    ----------

                                            Continued

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                 - - - - - - - - - - - - - - - - - - - - - - - - -
                        Years Ended June 30, 2008 and 2007


                                                        2008          2007
                                                     ----------    ----------
Cash flows from financing activities:
  Net change in deposits                            $ 4,502,924   $10,949,219
  Net change in retail repurchase agreements          2,544,482     2,103,105
  Payments on borrowed funds                                  -    (3,000,000)
  Proceeds from borrowed funds                                -     3,000,000
  Cash dividends paid                                         -      (124,166)
  Purchase of treasury stock                                  -       (27,454)
                                                     ----------    ----------
       Net cash provided by financing activities      7,047,406    12,900,704
                                                     ----------    ----------

Net decrease in cash and cash equivalents            (4,020,228)   (2,443,324)

Cash and cash equivalents -
  beginning of period                                21,030,321    23,473,645
Cash and cash equivalents -                          ----------    ----------
  end of period                                     $17,010,093   $21,030,321
                                                     ==========    ==========

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest on deposits and
      other borrowings                              $ 7,480,518   $ 7,342,359
    Income taxes                                         17,300        18,585


Supplemental schedule of non-cash investing and
  financing activities:
  Loans transferred to real estate owned            $ 1,155,722   $   533,243




                See notes to consolidated financial statements

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007


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

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------
          All other securities are designated as available-for-sale, a designation which provides the Company with certain flexibility in managing its investment portfolio. Such securities are reported at fair value; net unrealized gains and losses are excluded from income and reported net of applicable income taxes as a separate component of Stockholders' equity.

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

     Loans receivable - Loans receivable are stated at their principal amount outstanding, net of deferred loan origination fees and certain direct costs. Loan origination fees and certain direct loan origination costs are deferred and recognized in interest income over the contractual lives of the related loans using the interest method. When a loan is paid-off, the unamortized balance of these deferred fees and costs is recognized in income.

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

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

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

          The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price)of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

     Loans held for sale - Loans held for sale are originated on a loan by loan basis with terms established with both the borrower and the investor prior to commitment and closing. Funding by the investor, based on the established terms, generally takes place in three to four weeks. Loans held for sale are carried at carried at cost, which approximates fair value, due to the short term nature of the loans. Gains on loans sold are recognized based on the net cash flow of each sale.

     Property and equipment and related depreciation - Property and equipment has been stated at cost, net of accumulated depreciation. Property and equipment depreciation has been principally computed by applying the following methods and estimated lives:

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

          The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), as of July 1, 2007. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the Company's evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

          adjustment for unrecognized income tax benefits during the year ended June 30, 2008.

     Real estate owned and repossessed assets - Includes real estate and other assets acquired in the settlement of loans, which, is recorded at the lower of the remaining loan balance or estimated fair value less the estimated costs to sell the asset. Any write down at the time of foreclosure/repossession is charged against the allowance for loan losses. Subsequently, net expenses related to holding the property and declines in the market value are charged against income.

     Earnings per share - Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that would share in the earnings of the Company. Dilutive potential common shares are added to weighted average shares used to compute basic earnings per share. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock.

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

     Employee stock options - The Company has stock-based employee compensation plans which are described more fully in Note 10, Employee Benefit Plans.

          Effective July 1, 2006, the Company is required to account for stock options using Statement of Financial Accounting Standards ("SFAS") SFAS No. 123(R), "Share-Based Payment". It requires that all stock-based compensation be measured at fair value and recognized as expense in the income statement. This Statement also clarifies and expands guidance on measuring fair value of stock compensation, requires estimation of forfeitures when determining expense, and requires that excess tax benefits be shown as financing cash inflows versus a reduction of taxes paid in the statement of cash flows.

     Revenue recognition - Deposit account transaction fees and other ancillary non-interest income related to the Savings Bank's deposit and lending activities are recognized as services are performed.

     Transfers of financial assets - Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company,
          (2) the transferee obtains the right to pledge or exchange the assets it received, and no

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------------------

          condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a modest benefit to the transferor, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

     New accounting standards - In September 2006, the FASB issued SFAS No.
          157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. However, in February 2008, FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until the subsequent year. Accordingly, adoption of this standard on July 1, 2008 will be limited financial assets and liabilities, and any non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation or cash flows.

          In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. Statement No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company did not elect any fair value options as of July 1, 2008.

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007


(2)  SECURITIES
     ----------
     A summary of the securities available-for-sale at June 30, 2008 is as follows:

                                              Gross Unrealized      Estimated
                                Amortized    ------------------       Fair
                                   Cost      Gains      Losses        Value
  United States Government and  ---------    ------     -------     ---------
   Federal agency obligations  $5,439,272   $23,308    $(55,930)   $5,406,650
  Obligations of states and
   political subdivisions       1,165,000       705                 1,165,705
  Mutual funds                     21,682         -           -        21,682
  Federal agency mortgage
   back securities             34,023,279   220,594    (265,626)   33,978,247
  Common and preferred stocks     258,000         -           -       258,000
                               ----------   -------     -------    ----------
    Total                     $40,907,233  $244,607   $(321,556)  $40,830,284
                               ==========   =======     =======    ==========

     A summary of securities held to maturity at June 30, 2008 is as follows:

                                              Gross Unrealized      Estimated
                                Amortized    ------------------       Fair
                                   Cost      Gains      Losses        Value
                                ---------    ------     -------     ---------
 United States Government and
   Federal agency obligations $ 750,000 $ 7,973 $ - $ 757,973 Obligations of states and
   political subdivisions       1,943,330    16,016      (1,990)    1,957,356
 Federal agency mortgage
   back securities              1,481,556     1,069     (79,706)    1,402,919
                                ---------    ------     -------     ---------
    Total                      $4,174,886   $25,058    $(81,696)   $4,118,248
                               ==========   =======     =======    ==========

     The amortized cost and estimated market value of securities at June 30, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                     Available for Sale
                                                  -------------------------
                                                  Amortized      Estimated
                                                    Cost         Fair Value
                                                  ---------      ----------
     Due in one year or less                    $ 1,999,452     $ 2,003,169
     Due after one year through five years        3,494,820       3,487,142
     Due after five years through ten years       1,110,000       1,082,044
                                                  ---------       ---------
     Subtotal                                     6,604,272       6,572,355
     Mutual funds                                    21,682          21,682
     Federal agency mortgage-backed securities   34,023,279      33,978,247
     Common and preferred stocks                    258,000         258,000
                                                 ----------      ----------
        Total                                   $40,907,233     $40,830,284
                                                 ==========      ==========

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007


(2)  SECURITIES (CONTINUED)
     ----------------------

                                                        Held to Maturity
                                                 ----------------------------
                                                Amortized           Estimated
                                                     Cost           Fair Value
                                                 ---------           --------
 Due in one year or less                        $  990,013         $  998,601
 Due after one year through five years             984,736            996,449
 Due after five years through ten years            718,581            720,279
 Due after ten years                                     -                  -
                                                 ---------           --------
 Subtotal                                        2,693 330          2,715,329
 Federal agency mortgage-backed securities       1,481,556          1,402,919
                                                 ---------           --------
       Total                                    $4,174,886         $4,118,248
                                                 =========          =========

     A summary of the securities available-for-sale at June 30, 2007 is as follows:

                                              Gross Unrealized      Estimated
                                Amortized    ------------------       Fair
                                   Cost      Gains      Losses        Value
                                ---------    ------     -------     ---------
 United States Government and
  Federal agency obligations   $6,751,838    $    -    $(42,045)   $6,709,793
 Obligations of states and
  political subdivisions        1,180,000         -      (3,502)    1,176,498
 Mutual funds                      23,464         -           -        23,464
 Federal agency mortgage
  back securities              23,464,614     1,551    (312,695)   23,153,470
 Common and preferred stocks      258,000         -           -       258,000
                                ---------    ------     -------     ---------
    Total                     $31,677,916    $1,551   $(358,242)  $31,321,225
                               ==========    ======     =======    ==========

     A summary of securities held to maturity at June 30, 2007 is as follows:

                                              Gross Unrealized      Estimated
                                Amortized    ------------------       Fair
                                   Cost      Gains      Losses        Value
                                ---------    ------     -------     ---------
 United States Government and
  Federal agency obligations   $6,750,000   $ 1,250    $(56,247)   $6,695,003
 Obligations of states and
  political subdivisions        2,333,655     5,775     (15,449)    2,323,981
 Federal agency mortgage
  back securities               1,702,527       321    (107,173)    1,595,675
                                ---------    ------     -------     ---------
   Total                      $10,786,182   $ 7,346   $(178,869)  $10,614,659
                               ==========    ======     =======    ==========

     The following tables present the fair value and gross unrealized losses of the Company's securities with unrealized losses aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008 and 2007.

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007

(2)  SECURITIES (CONTINUED)
     ----------------------

                                                    Available-for-sale as of June 30, 2008
                                    ------------------------------------------------------------------------------
                                     Less Than 12 Months          12 Months or More                Total
                                    ----------------------      ----------------------      ----------------------
                                                   Gross                       Gross                       Gross
                                                Unrealized                  Unrealized                  Unrealized
                                    Fair Value    (Losses)      Fair Value    (Losses)      Fair Value    (Losses)
                                    ----------  ----------      ----------  ----------      ----------  ----------
United States Government and
  Federal agency obligations       $ 1,944,070   $(55,930)      $        -    $     -       $1,944,070   $(55,930)
Obligations of states and
  political subdivisions                     -          -                -          -                -          -
Federal agency mortgage-backed
  securities                        15,195,480   (265,626)               -          -       15,195,480   (265,626)
                                    ----------   --------        ---------    -------       ----------   --------
Total temporarily impaired
  securities                       $17,139,550  $(321,556)      $        -    $     -      $17,139,550  $(321,556)
                                    ==========   ========        =========    =======       ==========   ========

                                                      Held to Maturity as of June 30, 2008
                                    ------------------------------------------------------------------------------
                                     Less Than 12 Months          12 Months or More                 Total
                                    ----------------------      ----------------------      ----------------------
                                                   Gross                       Gross                       Gross
                                                Unrealized                  Unrealized                  Unrealized
                                    Fair Value    (Losses)      Fair Value    (Losses)      Fair Value    (Losses)
                                    ----------  ----------      ----------  ----------      ----------  ----------
United States Government and
  Federal agency obligations        $        -  $        -      $        -  $        -      $        -  $        -
Obligations of states and
  political subdivisions                     -           -         201,592      (1,990)        201,592      (1,990)
Federal agency mortgage-backed
  securities                                 -           -       1,108,411     (79,706)      1,108,411     (79,706)
                                    ----------  ----------      ----------   ---------      ----------   ---------
Total temporarily impaired
  securities                        $        -  $        -      $1,310,003   $ (81,696)     $1,310,003   $ (81,696)
                                    ==========  ==========      ==========   =========      ==========   =========

                                         38

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007

(2)  SECURITIES (CONTINUED)
     ----------------------

                                                    Available-for-sale as of June 30, 2007
                                    ------------------------------------------------------------------------------
                                     Less Than 12 Months          12 Months or More                Total
                                    ----------------------      ----------------------      ----------------------
                                                   Gross                       Gross                       Gross
                                                Unrealized                  Unrealized                  Unrealized
                                    Fair Value    (Losses)      Fair Value    (Losses)      Fair Value    (Losses)
                                    ----------  ----------      ----------  ----------      ----------  ----------
United States Government and
  Federal agency obligations        $1,676,465   $ (11,610)     $5,033,328   $ (30,435)      6,709,793   $ (42,045)
Obligations of states and
  political subdivisions             1,107,819      (2,181)         68,679      (1,321)      1,176,498      (3,502)
Federal agency mortgage-backed
  securities                        16,886,532    (201,088)      5,266,010    (111,607)     22,152,542    (312,695)
                                    ----------  ----------      ----------   ---------      ----------   ---------
Total temporarily impaired
  securities                       $19,670,816   $(214,879)    $10,368,017   $(143,363)    $30,038,833   $(358,242)
                                    ==========   =========      ==========   =========      ==========    ========

                                                      Held to Maturity as of June 30, 2007
                                    ------------------------------------------------------------------------------
                                     Less Than 12 Months          12 Months or More                 Total
                                    ----------------------      ----------------------      ----------------------
                                                   Gross                       Gross                       Gross
                                                Unrealized                  Unrealized                  Unrealized
                                    Fair Value    (Losses)      Fair Value    (Losses)      Fair Value    (Losses)
                                    ----------  ----------      ----------  ----------      ----------  ----------
United States Government and
  Federal agency obligations        $        -   $       -      $4,943,753   $ (56,247)     $4,943,753   $ (56,247)
Obligations of states and
  political subdivisions               511,813      (3,218)        971,687     (12,231)      1,483,500     (15,449)
Federal agency mortgage-backed
  securities                                 -           -       1,563,976    (107,173)      1,563,976    (107,173)
                                    ----------  ----------      ----------   ---------      ----------   ---------
Total temporarily impaired
  securities                        $  511,813   $  (3,218)     $7,479,416   $(175,651)     $7,991,229   $(178,869)
                                    ==========  ==========       =========   =========       =========    ========




     The unrealized losses are related to changes in interest rates and not from the deterioration in the creditworthiness of the issuer and, as such, are considered by the Company to be temporary. In addition, the Company has the ability and intent to hold these investments for a period of time sufficient to allow for an anticipated recovery.

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007


(2)  SECURITIES (CONTINUED)
     ----------------------

     The following table presents proceeds from sales of securities and the gross realized securities gains and losses.

                                                         June 30,
                                              -----------------------------
                                               2008                   2007
                                              ------                 ------
     Proceeds from sales                    $      -             $1,986,000
                                            ========             ==========
     Realized gains                         $      -             $  177,000
     Realized (losses)                             -                      -
                                            --------             ----------
     Net realized (losses)                  $      -             $  177,000
                                            ========             ==========

     The carrying value of securities pledged on retail repurchase agreements at June 30, 2008 and June 30, 2007 was $5,407,000 and $2,496,000,
     respectively.


(3)  LOANS RECEIVABLE
     ----------------

     Loans receivable at June 30 consist of the following:

                                                        2008             2007
                                                       ------           ------
Residential real estate                          $ 75,992,066     $ 86,530,040

Commercial real estate                             53,730,159       40,331,248

Land                                               10,755,522        9,094,838

Loans to depositors, secured by savings accounts    1,468,078        1,503,530

Consumer and automobile loans                       8,575,973       10,387,221

Second mortgage loans                               7,103,278        4,828,083

Commercial business loans                          11,768,789        8,700,087

Overdrafts                                            133,978          140,268
                                                  -----------      -----------
  Total gross loans                               169,527,843      161,515,315

Allowance for loan losses                          (2,796,836)      (2,692,594)

Loans in process                                            -             (984)

Unamortized deferred loan costs, net
  of origination fees                                 303,719          171,184
                                                  -----------      -----------
    Net loans receivable                         $167,034,726     $158,992,921
                                                  ===========      ===========

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007


(3)  LOANS RECEIVABLE (CONTINUED)
     ----------------------------

     Activity in the allowance for loan losses is summarized as follows for the years ended June 30:
                                                        2008             2007
                                                       ------           ------
     Balance at beginning of year                 $ 2,692,594      $ 2,474,439
     Provision charged to income                    1,291,300          426,000
     Charge-offs                                   (1,223,380)        (372,428)
     Recoveries                                        36,322          164,583
                                                    ---------        ---------
     Balance at end of year                       $ 2,796,836      $ 2,692,594
                                                    =========        =========

     The Savings Bank primarily grants loans to customers throughout southern Missouri. The loans are typically secured by real estate or personal property.

     Loans receivable at June 30, 2008 and 2007 that are past 90 days due or non-accrual consist of the following:

                                                             2008        2007
                                                            ------      ------
   Past due 90 days or more and still accruing interest   $359,846    $358,965
   Non-accrual                                           2,312,977   2,889,180
                                                         ---------   ---------
                                                        $2,672,823  $3,248,145
                                                         =========   =========

     The following is a summary of information pertaining to impaired loans:

                                                                 June 30,
                                                           -------------------
                                                            2008         2007
                                                           ------       ------
     Total impaired loans                             $ 2,672,823  $ 3,248,145
                                                        =========    =========
     Total impaired loans without an allowance        $         -  $   609,116
                                                        =========    =========
     Total impaired loans with an allowance           $ 2,672,823  $ 2,639,029
                                                        =========    =========
     Valuation allowance related to impaired loans    $   361,267  $   896,760
                                                        =========    =========

                                                           Years Ended June 30,
                                                           -------------------
                                                            2008         2007
                                                           ------       ------
     Average investment in impaired loans             $ 2,895,808  $ 1,715,588
                                                        =========    =========
     Interest income recognized on impaired loans     $    72,909  $   105,502
                                                        =========    =========
     Interest income recognized on a cash basis on
       impaired loans                                 $    72,909  $   105,502
                                                        =========    =========

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007

(4)  PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment at June 30 consists of the following:
                                                       2008
                                       --------------------------------------
                                                  Accumulated
     Category                             Cost    Depreciation          Net
     --------------------------        ---------  ------------      ---------
     Land                             $  635,204   $        -      $  635,204
     Buildings                         5,620,504    2,230,141       3,390,363
     Office furniture, fixtures
       and equipment                   4,290,287    3,039,240       1,251,047
     Automobiles                         132,530       43,873          88,657
     Investment real estate            2,187,025      639,171       1,547,854
                                      ----------    ---------       ---------
         Total                       $12,865,550   $5,952,425      $6,913,125
                                      ==========    =========       =========

                                                       2007
                                       --------------------------------------
                                                  Accumulated
     Category                             Cost    Depreciation          Net
     --------------------------        ---------  ------------      ---------
     Land                             $  635,204   $         -     $  635,204
     Buildings                         5,582,042     2,059,723      3,522,319
     Office furniture, fixtures
       and equipment                   3,923,448     2,481,701      1,441,747
     Automobiles                         100,076        32,295         67,781
     Investment real estate            2,544,420       704,609      1,839,811
                                      ----------    ----------      ---------
         Total                       $12,785,190   $ 5,278,328     $7,506,862
                                      ==========    ==========      =========

     Depreciation charged to operations for the years ended June 30, 2008 and 2007 was $812,798 and $757,492, respectively.

     The Savings Bank's offices in Theodosia and Springfield, as well as the Loan Origination Office in Springfield, are leased. The lease on the Theodosia office is renewable on an annual basis. The lease on the Springfield office was assumed and it has seven years remaining on the initial term. The monthly rent under this lease is subject to annual adjustments based on the annual change in a base index. The lease on the original Loan Production Office has an initial term of two years and expires at the end of October 2008. The new loan production office has an initial term of five years and expires in November 2012. The Savings Bank also leases three ATM drive-up kiosks located in the parking lots of a major retailer in Mountain Grove, Marshfield and Ava, Missouri. These leases were entered into in the third quarter of fiscal 2008, and were for a four year term.

     Minimum future lease payments for leased facilities, including leased ATMs, for the years ending June 30 are as follows:

         2009         $   262,451
         2010             248,058
         2011             249,652
         2012             229,068
         2013             126,191
         Thereafter       184,387
                        ---------
                      $ 1,299,807
                        =========

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007

(4)  PROPERTY AND EQUIPMENT (CONTINUED)
     ----------------------------------
     Rent expense for the years ended June 30, 2008 and 2007 was $220,565 and $139,613, respectively.


(5)  INTANGIBLE ASSET
     ----------------
     A summary of the intangible asset at June 30 is as follows:

                                                            2008         2007
                                                           ------       ------
     Premium on branch acquisition                    $ 1,020,216  $ 1,020,216
     Accumulated amortization                            (784,746)    (734,632)
                                                        ---------    ---------
     Net premium on branch acquisition                $   235,470  $   285,584
                                                        =========    =========

     Amortization expense relating to this premium was $50,114 in 2008 and $50,115 in 2007.

     Estimated future amortization expense is as follows for the years ending June 30:

               2009         $      50,115
               2010                50,115
               2011                50,115
               2012                50,115
               Thereafter          35,010
                                  -------
                            $     235,470
                                  =======
(6)  DEPOSITS
     --------
     A summary of deposit accounts at June 30 is as follows:

                                                           2008          2007
                                                          ------        ------
     Non-interest-bearing checking                  $  12,338,284  $ 12,715,947
     Interest-bearing checking                         32,112,206    31,807,750
     Super Saver money market                          12,386,264    12,609,062
     Savings                                           10,737,807    13,375,164
     Money Market savings accounts                     39,904,058    36,286,508
     Certificates of Deposit                           87,114,664    83,295,928
                                                      -----------   -----------
     Total                                          $ 194,593,283  $190,090,359
                                                      ===========   ===========

     The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $26,956,997 and $22,549,073 at June 30, 2008
     and 2007, respectively.

     At June 30, 2008, scheduled maturities of certificates of deposit are as follows:

          Fiscal      2009     $  64,733,960
                      2010        12,608,656
                      2011         4,598,129
                      2012         3,541,813
                      2013         1,632,106
                                  ----------
                               $  87,114,664
                                  ==========

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007

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

(8)  ADVANCES FROM FEDERAL HOME LOAN BANK
     ------------------------------------
     The advances listed below were obtained from the FHLB of Des Moines. The advances are secured by FHLB stock and a blanket pledge of qualifying one-to-four family mortgage loans. Advances from the FHLB at June 30 are summarized as follows:

                                             Weighted               Weighted
                                              Average                Average
                                      2008       Rate         2007      Rate
     Term Advances:                  ------      ----        ------     ----
     Long-term; fixed-rate;
       callable quarterly       $ 19,000,000    5.88%   $ 19,000,000    5.88%
     Long-term; fixed-rate;
       non-callable                3,000,000    4.94       3,000,000    4.94
                                  ----------              ----------
       Total                    $ 22,000,000    5.75%   $ 22,000,000    5.75%
                                  ==========              ==========

     As of June 30, 2008 the fixed-rate term advances shown above were subject to a prepayment fee equal to 100 percent of the present value of the monthly lost cash flow to the FHLB based upon the difference between the contract rate on the advance and the rate on an alternative qualifying investment of the same remaining maturity. Advances may be prepaid without a prepayment fee if the rate on an advance being prepaid is equal to or below the current rate for an alternative qualifying investment of the same remaining maturity.

Maturities of FHLB advances are as follows:
                                        Aggregate
                                           Annual
               Year Ended June 30      Maturities
               ------------------      ----------
                    2009             $          -
                    2010               19,000,000
                    2011                        -
                    2012                        -
                    2013                3,000,000
                                       ----------
                                     $ 22,000,000
                                       ==========

     At June 30, 2008, the Savings Bank had irrevocable letters of credit issued on its behalf from the FHLB totaling $5,585,000, as collateral for public entity deposits in excess of federal insurance limits. The letters of credit expire July 2008 through November 2009.

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007

(9)  INCOME TAXES
     ------------
     The provision for income taxes (benefit) for the years ended June 30 is as follows:
                                                        2008           2007
                                                       ------         ------
     Current                                       $  142,274      $ (17,982)
     Deferred                                         (73,427)       (99,425)
                                                      -------       --------
       Total                                       $   68,847      $(117,407)
                                                      =======       ========

     The provision for income taxes (benefit) differs from that computed at the statutory corporate rate, 34%, for the years ended June 30 as follows:

                                                        2008           2007
                                                       ------         ------
     Tax at stautory rate                          $  146,903      $  52,514
     Increase (decrease) in taxes resulting from:
       State taxes, net of federal benefit            (13,127)        (5,433)
       Tax-exempt income                              (39,167)       (43,420)
       Bank-owned life insurance                      (68,472)       (72,923)
       Dividends received deduction                    (2,423)       (18,921)
       Change in valuation allowance                      472        (21,910)
       Stock based compensation                        28,434         28,762
       Net effect of other book/tax differences        16,227        (36,076)
                                                      -------       --------
       Provision for income taxes                  $   68,847      $(117,407)
                                                      =======       ========

     The components of deferred tax assets and liabilities as of June 30, 2008 and 2007 consisted of:
                                                        2008           2007
                                                       ------         ------
     Deferred tax assets:
       Reserve for loan losses                    $ 1,027,146    $   990,297
       Book amortization in excess of tax
         amortization                                  31,119         37,742
       Compensated employee absences                   24,698         28,375
       State net operating loss carry-forwards         73,778         51,644
       Capital loss carry-forwards                      1,080         22,742
       Net unrealized loss on available for sale
         securities                                    26,163        121,275
       Other                                           46,444         45,046
                                                    ---------      ---------
                                                    1,230,428      1,297,121
       Valuation allowance                            (74,858)       (74,386)
                                                    ---------      ---------
          Total net deferred tax assets           $ 1,155,570    $ 1,222,735
                                                    =========      =========
     Deferred tax liabilities:
       Premises and equipment                     $  (127,998)   $  (198,259)
       FHLB stock dividends                           (60,714)       (60,936)
       Prepaid expenses                               (58,794)       (82,829)
       Unamortized deferred loan costs, net of fees  (112,376)       (63,338)
                                                    ---------      ---------
         Total gross deferred tax liabilities     $  (359,882)   $  (405,362)
                                                    ---------      ---------
         Total net deferred tax assets            $   795,688    $   817,373
                                                    =========      =========

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007

(9)  INCOME TAXES (CONTINUED)
     ------------------------

     In accordance with SFAS No. 109, a deferred tax liability has not been recognized for tax basis bad debt reserves of approximately $2,190,825 of the Savings Bank that arose in tax years that began prior to December 31, 1987. At June 30, 2008 the amount of the deferred tax liability that had not been recognized was approximately $811,000. This deferred tax liability could be recognized if, in the future, there is a change in federal tax law, the Savings Bank fails to meet the definition of a "qualified savings institution," as defined by the Internal Revenue Code, certain distributions are made with respect to the stock of the Savings Bank, or the bad debt reserves are used for any purpose other than absorbing bad debts.

     During the years ended June 30, 2008 and 2007, the Company recorded a valuation allowance of $74,386 and $74,858, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.

(10) EMPLOYEE BENEFIT PLANS
     ----------------------
     The Savings Bank had participated in a multiple-employer defined benefit pension plan covering substantially all employees. In fiscal 2006, the Savings Bank opted to freeze the plan. Participants in the plan became entitled to their vested benefits at the date it was frozen. The Savings Bank limited its future obligations to the funding amount required by the annual actuarial evaluation of the plan and administrative costs. No participants will be added to the plan. Pension expense for the years ended June 30, 2008 and 2007 was approximately $38,000 and $147,000, respectively. This plan is not subject to the requirements of FAS 158.

     The First Home Savings Bank Employee Stock Ownership and 401(k) Plan covers all employees that are age 21 and have completed six months of service. The Company makes contributions on a matching basis of up to 3% on employee deferrals. Expense for the ESOP and 401(k) plan for the years ended June 30, 2008 and 2007 was $58,039 and $40,986, respectively.

     Effective July 1, 2006, the Company adopted SFAS No. 123R, Share-based Payments, using the modified prospective transition method. Prior to that date the Company accounted for stock option awards under APB Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with SFAS No. 123R, compensation expense for stock-based awards is recorded over the vesting period at the fair values of the award at the time of the grant. The recording of such compensation began on July 1, 2006 for shares not yet vested as of that date and for all new grants subsequent to that date. Prior years' results have not been restated. The exercise price of options granted under the Company's incentive plans is equal to the fair market value of the underlying stock at the grant date. The Company assumes no projected forfeiture rates on its stock-based compensation.

     The Company's 2004 Stock Option and Incentive Plan has authorized the grant of options to certain officers, employees and directors for up to 100,000 shares of the Company's common stock. All options granted have 10 year terms and vest and become exercisable ratably over

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007

(10) EMPLOYEE BENEFIT PLANS (CONTINUED)
     ----------------------------------

     five years following the date of grant. The plan was approved by shareholders in October 2004.

     The Company's 2004 Management Recognition Plan has authorized the award of shares to certain officers, employees and directors for up to 50,000 shares of the Company's common stock. All shares awarded will have a restricted period to be determined by the Corporation's Compensation Committee. The restricted period shall not be less than three years if the award is time based, or not less than one year if performance based. The plan was approved by shareholders in October 2004. No shares have been issued from this plan.

     The Company uses historical data to estimate the expected term of the options granted, volatilities, and other factors. Expected volatilities are based on the historical volatility of the Company's common stock over a period of time equal to the expected life of the option. The risk-free rate for periods corresponding with the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend rate is equal to the dividend rate in effect on the date of grant. The Company used the following assumptions for grants in fiscal 2007, respectively: dividend rates of .00% to .99%, price volatility of 18.36% to 20.29%, risk-free interest rates of 4.58% to 5.02%, and an expected life of 7.5 to 10 years. The weighted average grant date fair value for options granted in fiscal 2007 was $5.92 per share. No options were granted during fiscal 2008.

     A summary of the Company's stock option activity, and related information for the years ended June 30 follows:
                                              2008               2007
                                         ----------------   ----------------
                                                 Weighted           Weighted
                                                  Average            Average
                                                 Exercise           Exercise
                                         Options    Price   Options    Price
                                         -------  -------   -------  -------
     Outstanding at beginning of year     64,500   $16.76    48,000   $17.46
     Granted                                   -        -    47,500    16.72
     Exercised                                 -        -         -        -
     Forfeited                            (4,000)   16.78   (31,000)   17.78
                                         -------            -------
     Outstanding at end of year           60,500    16.72    64,500    16.76
                                         -------            -------
     Exercisable at end of year           15,425   $16.73     3,400   $16.75
                                         =======            =======

     The following table summarizes information about stock options outstanding at June 30, 2008:

                              Number         Number           Remaining
             Exercise      Outstanding at Exercisable at      Contractual
                Price         June 30        June 30          Life (Months)
             --------        --------       --------           ----------
          $     17.00          32,500          6,625              105
                16.78          11,000          5,000               96
                16.50           2,000            800               92
                16.10          15,000          3,000              100

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007

(10) EMPLOYEE BENEFIT PLANS (CONTINUED)
     ----------------------------------

     As of June 30, 2008, there was $92,000 of total unrecognized compensation cost related to non-vested share-based compensation agreements granted under the plan. That cost is expected to be recognized over a weighted-average period of approximately 1.25 years.

     There is no intrinsic value of vested options on Company stock as of June 30, 2008.

(11) EARNINGS PER SHARE
     ------------------

     The following information shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock. The amounts in the income columns represent the numerator and the amounts in the shares columns represent the denominator. There was no dilutive effect since the exercise price of all stock options at June 30, 2008 exceeded the market price of the Company's common shares at June 30, 2008 and 2007.

                                           Years Ended June 30,
                                           --------------------
                                     2008                       2007
                           -----------------------    ------------------------
                                               Per                         Per
                                             Share                       Share
                           Income    Shares    Amt    Income    Shares     Amt
Basic EPS:                 ------    ------  -----    ------    ------   -----
Income available to
  common stockholders    $363,221 1,550,815  $0.23  $271,860 1,547,966   $0.18
Effect of dilutive
  securities                    -         -      -         -         -       -
Diluted EPS:              ------- ---------  -----   ------- ---------   -----
  Income available
  to stockholders
  plus stock options     $363,221 1,550,815  $0.23  $271,860 1,547,966   $0.18
                         ======= =========   =====   ======= =========   =====

(12) RELATED PARTY TRANSACTIONS
     --------------------------
     Certain employees, officers and directors are engaged in transactions with the Savings Bank in the ordinary course of business. It is the Savings Bank's policy that all related party transactions are conducted at "arm's length" and all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers. A summary of the changes in outstanding loans to officers and directors for the fiscal years ended June 30, 2008 and 2007 is as follows:
                                               2008                  2007
                                             -----------------------------
         Beginning balances              $   528,752           $   587,480
         Originations and advances            20,000               508,624
         Principal repayments               (326,144)             (567,352)
                                             -------               -------
         Ending balances                 $   222,608           $   528,752
                                             =======               =======

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007

(12) RELATED PARTY TRANSACTIONS (CONTINUED)
     --------------------------------------

     The Company had two directors that perform legal services, primarily on behalf of the Savings Bank. One of these directors resigned from the Board prior to the end of calendar 2005, but receives a monthly retainer until the end of calendar 2007. The services provided by the current director relate primarily to foreclosures and bankruptcies. During the years ended June 30, 2008 and 2007, the Savings Bank paid $55,682 and $64,592, respectively, for legal services performed by these directors.

(13) COMMITMENTS AND CONTINGENCIES
     -----------------------------

     In the ordinary course of business, the Savings Bank has various outstanding commitments that are not reflected in the accompanying consolidated financial statements. The principal commitments of the Savings Bank are as follows:

     Letters of Credit - Outstanding standby letters of credit were approximately $488,000 and $713,000 at June 30, 2008 and 2007,
       respectively.

     Loan Commitments - The Savings Bank had outstanding firm commitments to originate loans in the amount of $793,000 at June 30, 2008 and loans in the amount of $5,098,000 at June 30, 2007.

     Lines of Credit - The unused portion of lines of credit was approximately
       $1,120,000 and $2,514,000 at June 30, 2008 and 2007, respectively.

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

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.
     Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. None of the guarantees extend longer than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. All of the standby letters of credit outstanding at June 30, 2008 were collateralized. No amounts were recorded as liabilities at June 30, 2008 or 2007 for the Company's potential obligations under these guarantees.

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007

(13) COMMITMENTS AND CONTINGENCIES (CONTINUED)
     -----------------------------------------
     In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's consolidated financial statements.

(14) CONCENTRATION OF CREDIT RISK
     ----------------------------
     The Savings Bank maintains its primary bank accounts with institutions in Missouri and Iowa. On June 30, 2008, the individual balances of these accounts exceeded standard insurance limits established by the Federal Deposit Insurance Corporation. The Savings Bank has not experienced any losses in such accounts.

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

     Management believes, as of June 30, 2008, that the Savings Bank meets all capital adequacy requirements to which it is subject.

     As of June 30, 2008, the most recent notification from the OTS, the Savings Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Savings Bank must maintain minimum total risk-based, Tier 1 risk-based, and core capital leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007

(15) REGULATORY CAPITAL REQUIREMENTS (CONTINUED)
     -------------------------------------------
     The Savings Bank's actual capital amounts and ratios are also presented in the table.

                                                                    Minimum
                                                  Minimum         to Be Well-
                                                 For Capital  Capitalized Under
                                                 Adequacy     Prompt Corrective
                                    Actual       Purposes     Action Provisions
                                 -------------   ------------ -----------------
                                 Amount  Ratio   Amount Ratio    Amount Ratio
                                 ------  -----   ------ -----    ------ -----
As of June 30, 2008:                     (Dollars in thousands)
  Total Risk-Based Capital
   (to Risk-Weighted Assets)     $26,859  16.27% $13,206   8.0%  $16,507 10.0%
  Core Capital
   (to Adjusted Tangible Assets)  24,818  10.05%   9,881   4.0%   12,351  5.0%
  Tangible Capital
   (to Adjusted Tangible Assets)  24,818  10.05%   3,705   1.5%     N/A
  Tier 1 Capital
   (to Risk-Weighted Assets)      24,818  15.03%   6,603   4.0%    9,904  6.0%

As of June 30, 2007:
  Total Risk-Based Capital
   (to Risk-Weighted Assets)     $26,078  17.13% $12,179   8.0%  $15,224 10.0%
  Core Capital
   (to Adjusted Tangible Assets)  24,199  10.11%   9,576   4.0%   11,970  5.0%
  Tangible Capital
   (to Adjusted Tangible Assets)  24,199  10.11%   3,591   1.5%     N/A
  Tier 1 Capital
   (to Risk-Weighted Assets)      24,199  15.90%   6,090   4.0%    9,135  6.0%

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

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007

(17) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS  (CONTINUED)
     ------------------------------------------------------------------
     Loans receivable - The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics are aggregated for purposes of the calculations.

     Loans held for sale - The carrying amounts of loans held for sale approximate the fair value due to the short term nature of these loans.

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

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007

(17) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS  (CONTINUED)
     ------------------------------------------------------------------

                                                        June 30, 2008
                                                 --------------------------
                                                 Approximate
                                                    Carrying    Approximate
                                                      Amount     Fair Value
     Financial assets:                           -----------    -----------
        Cash and cash equivalents               $ 17,010,000   $ 17,010,000
        Certificates of deposit                      567,000        567,000
        Available-for-sale securities             40,830,000     40,830,000
        Held-to-maturity securities                4,175,000      4,118,000
        Investment in FHLB stock                   1,613,000      1,613,000
        Loans, net of allowance for loan losses  167,035,000    166,663,000
        Loans held for sale                          755,000        755,000
        Accrued interest receivable                1,136,000      1,136,000

     Financial liabilities:
        Deposits                                 194,593,000    195,816,000
        Retail repurchase agreements               4,648,000      4,648,000
        FHLB advances                             22,000,000     22,986,000
        Accrued interest payable                     414,000        414,000


                                                        June 30, 2007
                                                 --------------------------
                                                 Approximate
                                                    Carrying    Approximate
                                                      Amount     Fair Value
     Financial assets:                           -----------    -----------
        Cash and cash equivalents               $ 21,030,000   $ 21,030,000
        Certificates of deposit                      747,000        747,000
        Available-for-sale securities             31,321,000     31,321,000
        Held-to-maturity securities               10,786,000     10,615,000
        Investment in FHLB stock                   1,614,000      1,614,000
        Loans, net of allowance for loan losses  158,993,000    158,303,000
        Accrued interest receivable                1,259,000      1,259,000

     Financial liabilities:
        Deposits                                 190,090,000    189,994,000
        Retail repurchase agreements               2,103,000      2,103,000
        FHLB advances                             22,000,000     22,138,000
        Accrued interest payable                     358,000        358,000

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007

(18) PARENT COMPANY ONLY FINANCIAL INFORMATION
     -----------------------------------------

     The following condensed statements of financial condition and condensed statements of income and cash flows for First Bancshares, Inc. are as follows:

                   Condensed Statements of Financial Condition

        ASSETS                                              2008         2007
        ------                                             ------       ------
     Cash and cash equivalents                        $    86,524  $   156,673
     Certificates of deposit                               10,000       10,000
     Securities available-for-sale                        248,000      248,000
     Investment in subsidiaries                        25,921,123   24,974,967
     Property and equipment, net                        1,547,855    1,839,812
     Due from subsidiary                                        -        3,017
     Deferred tax asset, net                               90,138      106,098
     Other assets                                         187,316       94,593
                                                       ----------   ----------
        Total assets                                  $28,090,956  $27,433,160
                                                       ==========   ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
     Notes payable, subsidiaries                      $   636,481  $   947,765
     Accrued expenses                                     354,903       17,302
                                                       ----------   ----------
        Total Liabilities                                 991,384      965,067
        Stockholders' equity                           27,099,572   26,468,093
                                                       ----------   ----------
        Total liabilities and stockholders' equity    $28,090,956  $27,433,160
                                                       ==========   ==========

                           Condensed Statements of Income


                                                            2008         2007
                                                           ------       ------
     Income:
       Equity in earnings of subsidiaries               $ 677,898    $ 582,218
       Interest and dividend income                        10,708       23,249
       Gain/(loss) on sale or write-down
         of property and equipment                         32,723     (298,887)
       Other                                               49,022       40,080
                                                       ----------   ----------
        Total income                                      770,351      346,660
                                                       ----------   ----------
     Expenses:
       Professional fees                                  360,454      158,243
       Printing and office supplies                        17,319        6,826
       Interest                                            60,263        6,747
       Other                                               63,880       71,458
       Income tax benefit                                 (94,786)    (168,474)
                                                       ----------   ----------
        Total expenses                                    407,130       74,800
                                                       ----------   ----------
          Net income                                    $ 363,221    $ 271,860
                                                       ==========   ==========

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   - - - - - - - - - - - - - - - - - - - - -
                       Years Ended June 30, 2008 and 2007

(18) PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)
     -----------------------------------------------------

                       Condensed Statements of Cash Flows

                                                            2008         2007
                                                           ------       ------
     Cash flows from operating activities:
       Net income                                       $ 363,221    $ 271,860
       Adjustments to reconcile net income to
       net cash provided from operating activities:
         Equity in earnings of subsidiaries              (677,898)    (582,218)
         Depreciation expense                              61,797       36,333
         (Gain)/loss on sale or write down of
           property and equipment                         (32,723)     298,887
         Net change in operating accounts:
           Deferred tax asset, net                         15,960      (86,263)
           Other assets and liabilities                   247,895      (21,565)
                                                       ----------    ---------
             Net cash used in operating activities        (21,748)     (82,966)
                                                       ----------    ---------
     Cash flows from investing activities:
       Proceeds from call of security available-
         for- sale                                              -      200,000
       Purchase of property and equipment                 (24,229)  (1,138,826)
       Proceeds from sales of property and equipment      287,112       50,000
         Net cash (used in) provided by                ----------    ---------
           from investing activities                      262,883     (888,826)
     Cash flows from financing activities:             ----------    ---------
       Proceeds from notes payable                              -      948,915
       Payments on notes payable                         (311,284)      (1,150)
       Cash dividends paid                                      -     (124,166)
       Purchase of treasury stock                               -      (27,454)
         Net cash provided by (used in) financing      ----------    ---------
           activities                                    (311,284)     796,145
                                                       ----------    ---------
       Net decrease in cash and cash equivalents          (70,149)    (175,647)
                                                       ----------    ---------
       Cash and cash equivalents-beginning of period      156,673      332,320
                                                       ----------    ---------
       Cash and cash equivalents-end of period          $  86,524    $ 156,673
                                                       ==========    =========

COMMON STOCK INFORMATION

The common stock of First Bancshares, Inc. is traded on The Nasdaq Stock Market LLC under the symbol "FBSI". As of September 19, 2008, there were 439 registered stockholders and 1,550,815 shares of common stock outstanding. This does not reflect the number of persons or entities who hold stock in nominee or "street name."

On August 23 and December 1, 2006, the Company declared a $.04 common stock dividend payable on September 29 and December 29, 2006 to stockholders of record on September 15 and December 15, 2006, respectively. At its February 2007 meeting, the Board of Directors decided to suspend dividend payments until the Company's earnings improved. Dividend payments by the Company are dependent on its cash flows, which include reimbursement from its subsidiaries for the income tax savings created by its stand alone operating loss, the operation of real estate owned by the Company and dividends received by the Company from the Savings Bank. Under Federal regulations, the dollar amount of dividends a savings and loan association may pay is dependent upon the association's capital position and recent net income. Generally, if an association satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with the OTS regulations and the Savings Bank's Plan of Conversion. In addition, under Missouri law, the Company is generally prohibited from declaring and paying dividends at a time when the Company's net assets are less than its stated capital or when the payment of dividends would reduce the Company's net assets below its stated capital. During the fiscal year ended June 30, 2008, no dividend payments were paid by the Savings Bank to the Company.

The following table sets forth market price and dividend information for the Company's common stock.

Fiscal 2008               High          Low       Dividend
-----------              ------        -----      --------
First Quarter            $17.51       $15.15        N/A

Second Quarter           $17.50       $15.00        N/A

Third Quarter            $18.40       $13.01        N/A

Fourth Quarter           $16.60       $11.57        N/A



Fiscal 2007               High          Low       Dividend
-----------              ------        -----      --------
First Quarter            $17.15       $16.00        $.04

Second Quarter           $17.85       $16.00        $.04

Third Quarter            $17.50       $16.41        N/A

Fourth Quarter           $17.00       $15.10        N/A

                      DIRECTORS AND EXECUTIVE OFFICERS


FIRST BANCSHARES, INC.                   FIRST HOME SAVINGS BANK

DIRECTORS:                               DIRECTORS:
----------                               ----------
Thomas M. Sutherland, Chairman           Thomas M. Sutherland, Chairman
One of the owners and operators of       One of the owners and operators of
Sutherlands Home Improvement Centers     Sutherlands Home Improvement Centers
group of stores                          group of stores

D. Mitch Ashlock                         D. Mitch Ashlock
Director, President and Chief            Director, President and Chief
Executive Officer                        Executive Officer
First Federal Savings Bank of Olathe     First Federal Savings Bank of Olathe

Harold F. Glass                          Harold F. Glass
Partner                                  Partner
Millington, Glass & Love,                Millington, Glass & Love,
Attorneys at Law                         Attorneys at Law

Billy E. Hixon                           Billy E. Hixon
Retired partner from regional CPA firm   Retired partner from regional CPA firm
of BKD, LLP                              of BKD, LLP

Daniel P. Katzfey                        Daniel P. Katzfey
President and Chief Executive Officer    President and Chief Executive Officer
First Bancshares, Inc.                   First Home Savings Bank

John G. Moody                            John G. Moody
Judge of the 44th                        Judge of the 44th
Missouri Judicial Circuit                Missouri Judicial Circuit


ADVISORY DIRECTOR:                       ADVISORY DIRECTOR:
------------------                       ------------------
Robert J. Breidenthal                    Robert J. Breidenthal
Director                                 Director
Security Bank of Kansas City             Security Bank of Kansas City

OFFICERS:                                OFFICERS:
---------                                ---------
Daniel P. Katzfey                        Daniel P. Katzfey
President and Chief Executive Officer    President and Chief Executive Officer

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
                                         (800) 866-1340

INDEPENDENT AUDITORS

McGladrey & Pullen, LLP                  COMMON STOCK
Kansas City, Missouri
                                         Traded on The Nasdaq Stock Market LLC
GENERAL COUNSEL                          Nasdaq Symbol:  FBSI

Harold F. Glass
Springfield, Missouri

SPECIAL COUNSEL

Breyer & Associates PC
McLean, Virginia


-------------------------------------------------------------------------------

ANNUAL MEETING

The Annual Meeting of Stockholders will be held Thursday, November 6, 2008, at 1:00 p.m., Central Time, at the Days Inn Conference Room, 300 East 19th Street, Mountain Grove, Missouri.

-------------------------------------------------------------------------------

FORM 10-K

A COPY OF THE FORM 10-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WILL BE FURNISHED WITHOUT CHARGE TO STOCKHOLDERS AS OF THE RECORD DATE FOR VOTING AT THE ANNUAL MEETING OF STOCKHOLDERS UPON WRITTEN REQUEST TO THE SECRETARY, FIRST BANCSHARES, INC., P.O. BOX 777, MOUNTAIN GROVE, MISSOURI 65711.

THE COMPANY'S FORMS 10-K, 10-Q AND OTHER DISCLOSURE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION CAN BE OBTAINED FROM THE SEC HOME PAGE ON THE WORLD WIDE WEB AT http://www.sec.gov.
                   ----------------------

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

                                Exhibit 23

                           Consent of Auditors

McGladrey & Pullen, LLP
Certified Public Accountants


CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement (No. 33-87234) on Form S-8 of First Bancshares, Inc. of our report dated September 26, 2008 relating to our audit of the consolidated financial statements, which appear in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K of First Bancshares, Inc. as of and for the year ended June 30, 2008.

 /s/McGladrey & Pullen, LLP

MCGLADREY & PULLEN, LLP
Kansas City, Missouri
September 26, 2008

                               Exhibit 31.1

                     Rule 13a - 14(a) Certification
                        (Chief Executive Officer)

              CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Daniel P. Katzfey, certify that:

1.   I have reviewed this Annual Report on Form 10-K of First Bancshares, Inc.;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: September 26, 2008                /s/Daniel P. Katzfey
                                        -----------------------------------
                                        Daniel P. Katzfey
                                        President and Chief Executive
                                        Officer

                                   Exhibit 31.2

                          Rule 13a - 14(a) Certification
                             (Chief Financial Officer)

                   CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Ronald J. Walters, certify that:

1.   I have reviewed this Annual Report on Form 10-K of First Bancshares, Inc.;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: September 26, 2008               /s/Ronald J. Walters
                                       ------------------------------------
                                       Ronald J. Walters
                                       Senior Vice President, Treasurer
                                       and Chief Financial Officer

                                   Exhibit 32.1

                           Section 1350 Certifications

                CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                        OF FIRST BANCSHARES, INC.
        PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-K for the fiscal year ended June 30, 2008, that:

       1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

       2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the report.



Date: September 26, 2008              /s/Daniel P. Katzfey
                                      -------------------------------------
                                      Daniel P. Katzfey
                                      President and Chief Executive Officer

                               Exhibit 32.2

                       Section 1350 Certifications

                CERTIFICATION OF CHIEF FINANCIAL OFFICER
                        OF FIRST BANCSHARES, INC.
        PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-K for the fiscal year ended June 30, 2008, that:

       3. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

       4. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the report.



Date: September 26, 2008              /s/Ronald J. Walters
                                      ---------------------------------
                                     Ronald J. Walters
                                     Senior Vice President, Treasurer
                                     and Chief Financial Officer