Form 10-Q
period 2008-09-30
FIRST BANCSHARES INC /MO/
filed 2008-11-13
CIK 912967

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                 FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2008

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

                             (417) 926-5151
                             ---------------
                       (Issuer's telephone number)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No
                                                   ----   ----
   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Check one:

             Large accelerated filer (  )       Accelerated filer (  )
             Non-accelerated filer (  )         Smaller reporting company (X)

   Indicate by check mark whether the registrant is a shell company (as
defined in Exchange Act Rule 12b-2). Yes       No X
                                         ----    ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 1,550,815 shares outstanding as of November 1, 2008.

                            FIRST BANCSHARES, INC.
                               AND SUBSIDIARIES
                                 FORM 10-Q

                                   INDEX

                                                                      Page No.
                                                                      --------
Part I.   Financial Information
         ---------------------

 Item 1.  Financial Statements:

          Consolidated Statements of Financial Condition
            at September 30, 2008 and June 30, 2008 (Unaudited)           3

          Consolidated Statements of Income for the Three Months
            Ended September 30, 2008 and 2007 (Unaudited)                 4

          Consolidated Statements of Comprehensive Income for the
            Three Months Ended September 30, 2008 and 2007 (Unaudited)    5

          Consolidated Statements of Cash Flows for the Three
            Months Ended September 30, 2008 and 2007 (Unaudited)          6

          Notes to Consolidated Financial Statements (Unaudited)          7

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results Of Operations                                         12

 Item 3.  Controls and Procedures                                        20

Part II.  Other Information
---------------------------

 Item 1.  Legal Proceedings                                              22

 Item 2.  Unregistered Sales of Equity Securities and
            Use of Proceeds                                              22

 Item 3.  Defaults Upon Senior Securities                                22

 Item 4.  Submission of Matters to a Vote of Security Holders            22

 Item 5.  Other Information                                              22

 Item 6.  Exhibits                                                       22

 Signatures                                                              23

 Exhibit Index                                                           24

 Certifications                                                          25

                     FIRST BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

                                             September 30,         June 30,
                                                 2008                2008
                                                 ----                ----

ASSETS
------
Cash and cash equivalents                    $   16,492,023     $   17,010,093
Certificates of deposit purchased                   472,166            566,800
Securities available-for-sale                    45,210,717         40,830,284
Securities held to maturity                       4,065,082          4,174,886
Federal Home Loan Bank stock, at cost             1,325,500          1,613,200
Loans receivable, net                           158,329,357        167,034,726
Loans held for sale                                 634,859            755,357
Accrued interest receivable                       1,154,755          1,135,894
Prepaid expenses                                    313,879            243,368
Property and equipment, net                       6,907,930          6,913,125
Real estate owned and other repossessed assets    1,427,563          1,205,737
Intangible assets, net                              222,941            235,470
Deferred tax asset, net                             780,911            795,688
Income taxes recoverable                                  -             57,653
Bank-owned life insurance                         6,174,726          6,121,360
Other assets                                        438,083            538,121
                                              -------------      -------------
  Total assets                                $ 243,950,492      $ 249,231,762
                                              =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                      $ 189,338,599      $ 194,593,283
Retail repurchase agreements                      4,372,834          4,647,587
Advances from Federal Home Loan Bank             22,000,000         22,000,000
Accrued expenses                                    935,532            891,320
                                              -------------      -------------
  Total liabilities                             216,646,965        222,132,190
                                              -------------      -------------
Preferred stock, $.01 par value; 2,000,000
 shares authorized, none issued                           -                  -
Common stock, $.01 par value; 8,000,000 shares
 authorized, 2,895,036 issued at September 30,
 2008 and June 30, 2008, 1,550,815 shares
 outstanding at September  30, 2008 and June
 30, 2008                                            28,950             28,950
Paid-in capital                                  18,033,100         18,019,852
Retained earnings - substantially restricted     28,303,837         28,214,183
Treasury stock - at cost; 1,344,221 shares      (19,112,627)      (19,112,627)
Accumulated other comprehensive income (loss)        50,267           (50,786)
                                              -------------      -------------
  Total stockholders' equity                     27,303,527         27,099,572
                                              -------------      -------------
  Total liabilities and stockholders' equity  $ 243,950,492      $ 249,231,762
                                              =============      =============

See notes to consolidated financial statements

                        FIRST BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                     Three Months Ended
                                                        September 30,
                                                     2008           2007
                                                     ----           ----

Interest Income:
  Loans receivable                                $ 2,731,075    $  2,954,211
  Securities                                          617,400         585,073
  Other interest-earning assets                        68,645         205,536
                                                  -----------    ------------
    Total interest income                           3,417,120       3,744,820
                                                  -----------    ------------
Interest Expense:
  Deposits                                          1,157,592       1,732,306
  Retail repurchase agreements                         26,481          16,780
  Advances from Federal Home Loan Bank                323,239         323,257
                                                  -----------    ------------
    Total interest expense                          1,507,312       2,072,343
                                                  -----------    ------------
    Net interest income                             1,909,808       1,672,477

Provision for loan losses                             149,197           7,500
                                                  -----------    ------------
Net interest income after
 provision for loan losses                          1,760,611       1,664,977
                                                  -----------    ------------
Non-interest Income:
  Service charges and other fee income                554,774         500,949
  Gain on sale of loans                               105,341         152,929
  Gain (loss) on sale of property and
   equipment and real estate owned                    (1,520)          36,793
  Income from bank-owned life insurance                53,366          52,961
  Other                                                45,395          41,080
                                                  -----------    ------------
    Total non-interest income                         757,356         784,712
                                                  -----------    ------------
Non-interest Expense:
  Compensation and employee benefits                1,128,628       1,136,681
  Occupancy and equipment                             479,807         393,587
  Professional fees                                   114,250         146,948
  Deposit insurance premiums                           26,720          27,063
  Other                                               407,792         427,601
                                                  -----------    ------------
    Total non-interest expense                      2,157,197       2,131,880
                                                  -----------    ------------
    Income before taxes                               360,770         317,809
Income taxes                                          116,031          92,437
                                                  -----------    ------------
    Net income                                    $   244,739    $    225,372
                                                  ===========    ============
    Basic earnings per share                      $      0.16    $       0.15
                                                  ===========    ============
    Diluted earnings per share                           0.16            0.15
                                                  ===========    ============
    Dividends per share                                  0.10            0.00
                                                ===========    ============

See notes to consolidated financial statements

                     FIRST BANCSHARES, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)


                                                     Three Months Ended
                                                        September 30,
                                                     2008           2007
                                                     ----           ----
Net Income                                        $   244,739    $    225,372

Other comprehensive income, net of tax:
  Change in unrealized gain on
  securities available-for-sale, net of deferred
  income taxes                                        101,053         172,749
                                                  -----------     -----------
Comprehensive income                              $   345,792     $   398,121
                                                  ===========     ===========
See notes to consolidated financial statements

                        FIRST BANCSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                     Three Months Ended
                                                        September 30,
                                                     2008           2007
                                                     ----           ----
Cash flows from operating activities:
Net income                                        $   244,739     $   225,372
Adjustments to reconcile net income to net
 cash provided by operating activities
  Depreciation                                        164,893         211,283
  Amortization                                         12,529          12,528
  Net premium amortization and (discount accretion)
   on securities                                     (28,357)        (43,078)
  Stock based compensation                             13,248          24,595
  Provision for loan losses                           149,197           7,500
  Provision for loss on real estate owned               8,000               -
  Gain on the sale of loans                         (105,341)       (152,929)
  Proceeds from sales of loans originated for sale  4,039,530       6,181,976
  Loans originated for sale                       (3,574,656)     (5,876,118)
  Deferred income taxes                              (11,386)        (47,452)
  Gain on sale of property and equipment
   and real estate owned                              (6,480)        (36,793)
  Loss on the sale of other repossessed assets              -           1,237
  Increase in cash surrender value of bank-owned
   life insurance                                    (53,366)        (52,961)
  Net change in operating accounts:
  Accrued interest receivable and other assets      (228,370)     (1,675,942)
  Deferred loan costs                                  18,883         (6,977)
  Income taxes recoverable/payable                    138,900          36,900
  Accrued expenses                                   (62,613)         122,968
                                                 ------------    ------------
   Net cash provided by (used in) operating
    activities                                        719,350     (1,067,891)
                                             ------------    ------------
Cash flows from investing activities:
Purchase of securities available-for-sale         (6,862,679)     (8,569,757)
Purchase of securities held to maturity                     -               -
Proceeds from maturities of securities
 available-for-sale                                 2,664,142       2,988,893
Proceeds from sales of securities
 available-for-sale                                         -               -
Proceeds from maturities of securities
 held to maturity                                     109,377         109,160
Proceeds from redemption of Federal Home
 Loan Bank stock                                      287,700             600
Net change in certificates of deposit purchased        94,634          95,100
Net change in loans receivable                      8,242,079       1,147,969
Purchases of property and equipment                 (159,698)        (71,323)
Proceeds from the sale of property and equipment            -         276,293
Proceeds from sale of real estate owned                71,549          28,680
                                                 ------------    ------------
   Net cash provided by (used in) investing
    activies                                        4,447,104     (3,994,385)
                                                 ------------    ------------
Cash flows from financing activities:
Net change in deposits                            (5,254,684)       3,638,685
Net change in retail repurchase agreements          (274,753)       (419,240)
Cash dividends paid                                 (155,087)               -
                                                 ------------    ------------
Net cash provided by (used in) financing
 activies                                         (5,684,524)       3,219,445
                                                 ------------    ------------
Net increase (decrease)  in cash and cash
 equivalents                                        (518,070)     (1,842,831)
Cash and cash equivalents - beginning of period    17,010,093      21,030,321
                                                 ------------    ------------
Cash and cash equivalents - end of period        $ 16,492,023    $ 19,187,490
                                           ============    ============

Supplemental disclosures of cash flow information:


Cash paid during the period for:
 Interest on deposits and borrowed funds         $  3,433,947    $  2,025,801
                                                 ============    ============
 Income taxes                                               -               -
                                                 ============    ============
Supplemental schedule of non-cash investing and financing activities:

Loans transferred to real estate acquired in
 settlement of loans                             $    295,210    $    565,213
                                                 ============    ============

See notes to consolidated financial statements

                             FIRST BANCSHARES, INC.
                                AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for interim reporting by First Bancshares, Inc. (the "Company") and its consolidated subsidiaries, First Home Savings Bank (the "Bank") and SCMG, Inc. are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying consolidated statement of financial condition as of June 30, 2008, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest shareholders' Annual Report on Form 10-K for the year ended June 30, 2008 (Form 10-K). The results for these interim periods may not be indicative of results for the entire year or for any other period.

2.   ACCOUNTING DEVELOPMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. However, in February 2008, FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until the subsequent year. The adoption of this standard on July 1, 2008 is limited to financial assets and liabilities, and any non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis. See Note 6 of the Notes to Consolidated Financial Statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial
Liabilities   Including an amendment of FASB Statement No. 115, which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. Statement No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company did not elect any fair value options as of July 1, 2008.

3.   EARNINGS PER SHARE

Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect of the issuance of shares eligible to be issued pursuant to stock option agreements.

The table below presents the numerators and denominators used in the basic earnings per common share computations for the three month period ended September 30, 2008 and 2007.


                                                   Three Months Ended
                                                     September 30,
                                                     -------------
                                                   2008         2007
                                                   ----         ----

Basic earnings per common share:
Numerator:
  Net income                                    $  244,739     $  225,372
Denominator:                            ==========     ==========
  Weighted average common shares
  outstanding                                    1,550,815      1,550,815
                                                ==========     ==========
  Basic earnings per common share               $     0.16     $     0.15
                                                ==========     ==========
Diluted earnings per common share:
Numerator:
  Net income                                    $  244,739     $  225,372
                                                ==========     ==========
Denominator:
  Weighted average common shares
  outstanding                                    1,550,815      1,550,815
                                                ==========     ==========
Basic earnings per common share                 $     0.16     $     0.15
                                                ==========     ==========

4.   COMMITMENTS

At September 30, 2008 and June 30, 2008, the Company had outstanding commitments to originate loans and fund unused lines of credit totaling $2.5 million and $793,000, respectively. It is expected that outstanding loan commitments will be funded with existing liquid assets.

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

The Company uses historical data to estimate the expected term of the options granted, volatilities, and other factors. Expected volatilities are based on the historical volatility of the Company's common stock over a period of time. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend rate is equal to the dividend rate in effect on the date of grant. There were no grants made during either the fiscal year ended June 30, 2008 or the three months ended September 30, 2008.

A summary of option activity under the 2004 Stock Option Plan ("Plan") as of September 30, 2008, and changes during the three months ended September 30, 2008, is presented below:

                                                                   Weighted-
                                                      Weighted-     Average
                                                       Average     Remaining
                                                       Exercise   Contractual
            Options                       Shares        Price        Term
            -------                       ------        -----        ----
                                                                  (in months)
Outstanding at beginning of period        60,500       $ 16.73        100
Granted                                        -             -
Exercised                                      -             -
Forfeited or expired                     (5,000)         16.24
                                          ------       -------
Outstanding at end of period              55,500       $ 16.76         97
                                          ======       =======
Exercisable at end of period              14,425       $ 16.72
                                       ======       =======

A summary of the Company's non-vested shares as of September 30, 2008, and changes during the three months ended September 30, 2008, is presented below:

                                                      Weighted-
                                                       Average
                                                      Grant Date
        Non-vested Options               Options      Fair Value
        ------------------               -------      ----------
Outstanding at beginning of period       45,075         $ 5.99
Granted                                       -              -
Exercised                                     -              -
Vested                                        -              -
Forfeited or expired                    (4,000)           5.84
                                         -------      ----------
Outstanding at end of period             41,075         $ 6.00
                                        =======      ==========

As of September 30, 2008, there was $73,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 15 months.

6. FAIR VALUE MEASUREMENTS

Effective July 1, 2008, the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements," for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157," the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until July 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's financial assets and financial liabilities carried at fair value effective July 1, 2008.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing Level 1 and Level 2 inputs. For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date. For all other securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things.

Impaired Loans. The Company does not record impaired loans at fair value on a recurring basis. However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Impaired loans measured at fair value typically consist of loans on non-accrual status, $2.9 million at September 30, 2008, and loans with a portion of the allowance for loan losses allocated specifically to the loan, $5.6 million at September 30, 2008. Collateral values are estimated using level 2 inputs, including recent appraisals and Level 3 inputs based on customized discounting criteria. Due to the significance of the level 3 inputs, impaired loans fair values have been classified as level 3.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:



                                 Level 1     Level 2      Level 3     Total
                                 Inputs      Inputs       Inputs    Fair Value
                              ------------------------------------------------
                                             (dollars in thousands)

Securities-available-for-sale   $     -     $   45,211    $     -   $   45,211
Impaired Loans                        -              -      3,949        3,949

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities, excluding impaired loans, measured at fair value on a non-recurring basis were not significant at September 30, 2008.

Non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, SFAS 157 will be applicable to these fair value measurements beginning July 1, 2009.


7. RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders' equity, to be consistent with the current period classification.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

On September 30, 2008, the Company had total assets of $244.0 million, net loans receivable of $158.3 million, total deposits of $189.3 million and stockholders' equity of $27.3 million. The Company's common shares trade on The Nasdaq Global Market of The NASDAQ Stock Market LLC under the symbol "FBSI."

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at September 30, 2008, compared to June 30, 2008, and the consolidated results of operations for the three-month period ended September 30, 2008, compared to the three-month period ended September 30, 2007, respectively. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended June 30, 2008.

Recent Developments and Corporate Overview

Recent events in the U.S. and global financial markets, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions such as First Home Savings Bank. Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. In addition, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

In response to the crises affecting the U.S. banking system and financial markets and attempt to bolster the distressed economy and improve consumer confidence in the financial system, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the "Stabilization Act"). The Stabilization Act authorizes the Secretary of the U.S. Treasury and the Federal Deposit Insurance Corporation (the "FDIC") to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Pursuant to the Stabilization Act, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in eligible financial institutions that wish to participate. This program, known as the Capital Purchase Program, allocates $250 billion from the $700 billion authorized by the Stabilization Act to the U.S. Treasury for the purchase of senior preferred shares from qualifying financial institutions. Eligible institutions will be able to sell equity interests to the U.S. Treasury in amounts equal to between 1% and 3% of the institution's risk-weighted assets. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock from the participating institutions with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the U.S. Treasury's standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the Capital Purchase Program. Many financial institutions have already announced that they will participate in the Capital Purchase Program. We have not applied to participate in the Capital Purchase Program.

Also on October 14, 2008, using the systemic risk exception to the FDIC Improvement Act of 1991, the U.S. Treasury authorized the FDIC to provide a 100% guarantee of newly-issued senior unsecured debt and deposits in non-interest bearing accounts at FDIC insured institutions. Initially, all eligible financial institutions will automatically be covered under this program, known as the Temporary Liquidity Guarantee Program, without incurring any fees for a period of 30 days. Coverage under the Temporary Liquidity Guarantee Program after the initial 30-day period is available to insured financial institutions at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing deposits. After the initial 30-day period, institutions will continue to be covered under the Temporary Liquidity Guarantee Program unless they inform the FDIC that they have decided to opt out of the program. We have determined that we will participate in the insurance program covering the non-interest bearing deposits. Neither the Company nor the Bank have unsecured senior debt.

Under the Troubled Asset Auction Program, another initiative based on the authority granted by the Stabilization Act, the U.S. Treasury, through a newly-created Office of Financial Stability, will purchase certain troubled mortgage-related assets from financial institutions in a reverse-auction format. Troubled assets eligible for purchase by the Office of Financial Stability include residential and commercial mortgages originated on or before March 14, 2008, securities or obligations that are based on such mortgages, and any other financial instrument that the Secretary of the U.S. Treasury determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, is necessary to promote financial market stability. The U.S. Treasury has not issued any definitive guidance regarding this program and we have not determined whether or not we will participate.

Under the Stabilization Act, the U.S. Treasury is also required to establish a program that will guarantee principal of, and interest on, troubled assets originated or issued prior to March 14, 2008, including mortgage-backed securities. The program may take any form and may vary by asset class, but it must be voluntary and self-funding. The U.S. Treasury has the authority to set premiums to reflect the credit risk characteristics of the insured assets. The U.S. Treasury has solicited requests for comments on how the program should be structured but no program has been implemented to date. The Stabilization Act also temporarily increases the amount of insurance coverage of deposit accounts held at FDIC-insured depository institutions, including First Home Savings Bank, from $100,000 to $250,000. The increased coverage is effective during the period from October 3, 2008 until December 31, 2009.

It is not clear at this time what impact the Stabilization Act, the Capital Purchase Program, the Temporary Liquidity Guarantee Program, the Troubled Asset Auction Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on our future financial condition and results of operations.

The preceding is a summary of recently enacted laws and regulations that could materially impact our results of operations or financial condition. This discussion is qualified in its entirety by reference to such laws and regulations and should be read in conjunction with "Regulation of First Home" discussion contained in our 2008 Annual Report on Form 10-K.

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

Since the end of fiscal 2008, the Company and the Bank have had changes in senior management. On September 23, 2008, as was noted in the Company's Annual Report to the SEC on Form 10-K, filed on September 26, 2008, Adrian C. Rushing, the Bank's Chief Operating Officer, resigned his position to pursue another opportunity. The Bank is in the process of reviewing the position description for the Chief Operating Officer, to determine what, if any, changes should be made, prior to interviewing candidates.

On October 28, 2008, Daniel P. Katzfey, President and Chief Executive Officer of both the Company and the Bank, and a director of both the Company and the Bank, resigned his positions.

The Company appointed Thomas M. Sutherland, Chairman of the Company's and Bank's Boards of Directors, to serve as the interim Chief Executive Officer of the Company and the Bank. Mr. Sutherland has served as Chairman of the Board of the Company's and Bank's Boards of Directors since 2005. In addition, the Company appointed Lannie E. Crawford, a Senior Vice President of the Bank, to serve as interim President of the Company and the Bank. Mr. Crawford joined the Bank in November 2007 and has more than 30 years of experience with financial institutions. The interim appointments of Mr. Sutherland as Chief Executive Officer of the Company and the Bank, and of Mr. Crawford as President of the Company and the Bank, were made permanent at the organizational meeting of the board of the Company and a special board meeting of the Bank on November 6, 2008.

R.J. Breidenthal had been selected to fill the vacancy created on the Boards of Directors of Company and the Bank by Mr. Katzfey's resignation. Mr. Breidenthal has served as an advisory director of the Company and the Bank since December 2006. Mr. Breidenthal serves on the Bank's Loan Committee. Mr. Breidenthal is the first cousin of Thomas M. Sutherland, the Chairman of the Board and Interim Chief Executive Officer of the Company and the Bank.

Financial Condition

As of September 30, 2008, First Bancshares, Inc. had assets of $244.0 million, compared to $249.2 million at June 30, 2008. The decrease in total assets of $5.3 million, or 2.1%, was primarily the result of a decrease in loans receivable of $8.7 million and a decrease in cash and cash equivalents of $518,000. These decreases were partially offset by an increase in securities of $4.3 million during the quarter ended September 30, 2008. In addition, the Company experienced decreases in deposits and retail repurchase agreements of $5.3 million and $275,000, respectively, during the quarter. At September 30, 2008, there were $635,000 in loans originated for sale which were not yet funded by the purchasers. Advances from the Federal Home Loan Bank of Des Moines remained constant during the quarter.

Loans receivable, net totaled $158.3 million at September 30, 2008, a decrease of $8.7 million from $167.0 million at June 30. 2008. The decrease in loans is the result of a decrease in loan originations for all types of loans during the quarter ended September 30, 2008, and an effort by management to encourage certain borrowers, whose financial status did not meet the Company's current requirements, to move their loans to other lenders. The level of uncertainty in the economy, both locally and nationally, initially brought about by problems in the sub-prime mortgage market, increased during the quarter. Measurements of economic health such as housing sales, both new and existing, consumer confidence and others have deteriorated over the last several months. There remain opportunities for new lending primarily as a result of the lower interest rate environment and the fact that the Company's primary market area for loans, namely Springfield, Missouri, has remained relatively strong. Management, however, has decided to be less aggressive in its attempts to attract new borrowers.

The Company's deposits decreased by $5.3 million from $194.6 million at June 30, 2008 to $189.3 million at September 30, 2008. The decrease in deposits is the result of the Company taking a conservative stance in the interest rates being offered on its deposit products. While we continue to offer competitive products and specials, as to rates and terms, on certificates of deposit, we generally price our products at or below the mid-point among the institutions with whom we compete. The balance of the Company's retail repurchase agreements, first introduced during fiscal 2007, decreased by $275,000 from $4.6 million at June 30, 2008 to $4.4 million at September 30, 2008.

As of September 30, 2008 the Company's stockholders' equity totaled $27.3 million, compared to $27.1 million as of June 30, 2008. The increase of $204,000 was due to net income of $245,000 during the first three months of the fiscal year and a positive change in the unrealized gain on available-for-sale securities, net of taxes, of $101,000 on the Company's available for sale securities portfolio. In addition, there was a $13,000 increase resulting from the accounting treatment of stock based compensation. There was a dividend of $0.10 per share of common stock, which totaled $155,000, paid during the quarter ended September 30, 2008 and, although the Company currently has a stock repurchase program in place, no shares of common stock were purchased during the quarter.

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

Non-performing assets increased from $3.9 million, or 1.6% of total assets, at June 30, 2008 to $5.4 million, or 2.2% of total assets at September 30, 2008. The Bank's non-performing assets consist of non-accrual loans, past due loans over 90 days, impaired loans not past due or past due less than 60 days, real estate owned and other repossessed assets. The increase in non-performing assets consisted of an increase of $542,000 in non-accrual loans, an increase of $734,000 in loans 90 days or more delinquent and still accruing interest, and an increase of $222,000 in real estate owned and other repossessed assets. The increase in non-accrual loans consisted of increases of $328,000 in non-accrual residential mortgages, $529,000 in non-accrual land loans, $163,000 in non-accrual second mortgages, $290,000 in non-accrual commercial business loans and $33,000 in non-accrual consumer loans. These increases were partially offset by a decrease of $800,000 in non-accrual commercial real estate loans. There were three loans totaling $360,000 past due 90 days or more and still accruing at June 30, 2008. All three became non-accrual loans during the quarter ended September 30, 2008. At September 30, 2008, loans 90 days past due and still accruing consisted of $337,000 in residential mortgages, $336,000 in commercial real estate loans, $406,000 in commercial business loans and $14,000 in consumer loans. Almost all of the loans that were moved to non-accrual or became 90 days or more delinquent and still accruing as of September 30, 2008, were loans that had been on the Company's list of watch credits as of June 30, 2008. The increase in non-performing assets is primarily the result of the current economic crisis which has negatively impacted individuals and businesses in the Company's primary market areas. As discussed below, management believes the allowance for loan losses as of September 30, 2008, was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.

As of June 30, 2008, there were twelve foreclosed properties held for sale totaling $1.2 million. During the quarter ended September 30, 2008 two properties with a book value of $65,000 were sold resulting in a gain of $6,000, and six properties totaling $295,000 were foreclosed and added to real estate owned. At September 30, 2008, there were sixteen foreclosed properties held for sale totaling $1.4 million.

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

On the basis of management's review of its loans and other assets, at September 30, 2008, the Company had classified $4.7 million of its assets as substandard, $876,000 as doubtful and none as loss. This compares to classifications at June 30, 2008 of $5.1 million substandard, $718,000 doubtful and none as loss. This reduction in classified loans to $5.5 million from $5.8 million is the result of transfers to real estate owned and other repossessed assets of loans totaling $295,000 and to loan write-offs of $40,000 during the three month period. In addition, classified assets at September 30, 2008 and June 30, 2008 included real estate owned and other repossessed assets of $1.4 million and $1.2 million, respectively.

In addition to the classified loans, the Bank has identified an additional $6.0 million of credits at September 30, 2008 on its internal watch list compared to $4.8 million at June 30, 2008. Management has identified these loans as high risk credits and any deterioration in their financial condition could increase the classified loan totals. The increase in the internal watch list is primarily the result of the current state of the economy which had a negative impact on cash flows for both individuals and businesses. This, along with stricter internal policies, which have been in place during the last year, relating to the identification and monitoring of problem loans, has resulted in an increase in the number and the total dollar amount of loans identified as problem loans. During the three months ended September 30, 2008, twelve loans totaling $858,000 were removed from the watch list as a result the resolution of the reasons they were on the watch list.

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

At September 30, 2008, the Company has established an allowance for loan losses of $2.9 million compared to $2.8 million at June 30, 2008. The allowance represents approximately 73.1% and 103.9% of the total non-performing loans at September 30, 2008 and June 30, 2008, respectively.

The allowance for loan losses reflects management's best estimate of probable losses inherent in the portfolio based on currently available information.
The Company believes that the allowance for loan losses as of September 30, 2008 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While the Company believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company's financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

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

The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio it will enhance its methodology accordingly. Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Non-performing Assets and Allowance for Loan Losses." Although management believes the levels of the allowance as of September 30, 2008 and June 30, 2008 was adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses.

Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

General. For the three months ended September 30, 2008, the Company had net income of $245,000, or $0.16 diluted share, compared to net income of $225,000, or $0.15 per diluted share, for the same period in 2007. The increase in net income for the 2008 period included an increase in net interest income which was substantially offset by a decrease in non-interest income, and increases in the provision for loan losses, non-interest expense and income taxes.

Net interest income. The Company's net interest income for the three months ended September 30, 2008 was $1.9 million, compared to $1.7 million for the same period in 2007. The increase in net interest income reflects a $565,000 decrease in interest expense which was partially offset by a $328,000 decrease in interest income.

Interest income. Interest income for the three months ended September 30, 2008 decreased $328,000, or 8.8%, to $3.4 million compared to $3.7 million for the same period in 2007. Interest income from loans decreased $223,000 to $2.7 million from $3.0 million in 2007. This was attributable to a decrease in the yield on loans to 6.68% during the three months ended September 30, 2008 from 7.44% during the comparable period in 2007 which was partially offset by an increase in average loans to $162.1 million during the 2008 period from $157.4 million during the comparable 2007 period. The increase in average loans was the result of an increase in lending volume during the last three quarters of fiscal 2008, although the net loan portfolio shrank by $8.7 million during the quarter ended September 30, 2008. The decrease in yield was the result of a downward trend in interest rates between the two periods, including several reductions in prime rate, which is the base from which many of our loan products are priced.

Interest income from investment securities and other interest-earning assets for the three months ended September 30, 2008 decreased $105,000 to $686,000 from $791,000 for the same period in 2007. The decrease was the result of a decrease in the yield on these assets to 4.32% for the 2008 period from 4.85% for the 2007 period and by a decrease in the average balance of these assets of $1.5 million to $63.1 million for the quarter ended September 30, 2008 from $64.6 million for the same period in 2007.

Interest expense. Interest expense for the three months ended September 30, 2008 decreased $565,000 or 27.3%, to $1.5 million from $2.1 million for the same period in 2007. Interest expense on deposits decreased $575,000 to $1.2 million in the three months ended September 30, 2008 from $1.7 million in the same period in 2007. The decrease resulted from a decrease in the average cost of deposits to 2.57% in the 2008 period from 3.83% in the 2007 period, and by a decrease in average interest-bearing deposit balances of $1.1 million to $178.5 million in the 2008 period from $179.6 million in the 2007 period. Interest expense on other interest-bearing liabilities (Advances from Federal Home Loan Bank and retail repurchase agreements) increased $9,000 to $349,000 in the three months ended September 30, 2008 from $340,000 in the comparable period in 2007. The increase in interest expense on other interest-bearing liabilities was due to an increase in the average outstanding balances of other interest-bearing liabilities to $26.4 million during the 2008 period from $24.0 million during the 2007 period, which was substantially offset by a decrease in the average cost of these funds to 5.25% during the 2008 period from 5.62% during the 2007 period. The average outstanding balance of retail repurchase agreements increased by $2.4 million to $4.4 million from $2.0 million during the three months ended September 30, 2008 compared to the comparable period in 2007. Just prior to the end of fiscal 2008, a significant new retail repurchase account of $4.2 million was opened which maintained a high balance during the quarter.

Net interest margin. The Company's net interest margin and interest rate spread increased to 3.37% and 3.10%, respectively, for the three months ended September 30, 2008 from 2.99% and 2.65%, respectively, for the three months ended September 30, 2007.

Provision for loan loss. During the quarter ended September 30, 2008, the provision for loan losses was $149,000, compared to $8,000 for the quarter ended September 30, 2007. For a discussion of this change, see "Non-performing Assets and Allowance for Loan Losses" herein.

Non-interest income. For the three months ended September 30, 2008, non-interest income totaled $757,000, compared to $785,000 for the three months ended September 30, 2007. The $28,000 decrease between the two periods resulted primarily from a decrease of $48,000 in profit on the sale of loans, and from a change in the net gain on the sale of property and equipment and real estate owned from a gain of $37,000 during the 2007 period to a loss of $2,000 during the 2008 period. These decreases in non-interest income were partially offset by increases of $54,000 in service charges and other fee income and an increase of $4,000 in other income. The decrease in profit on the sale of loans is the result of the current economy which has slowed the residential real estate market significantly. The increase in services charges and fee income is due, in part, to an increase in checks presented on accounts with insufficient funds.

Non-interest expense. Non-interest expense increased by $25,000 to $2.2 million during the three months ended September 30, 2008 from $2.1 million for the three months ended September 30, 2007. This increase was primarily the result of an increase of $86,000 in occupancy and equipment expense. This increase was partially offset by decreases of $8,000, $33,000 and $20,000 in compensation and employee benefits, professional fees and other non-interest expense, respectively. The increase in occupancy and equipment expense is primarily the result of an ongoing effort to upgrade the appearance and functionality of the Company's home office and branch offices. While a significant portion of costs related to these efforts has been capital in nature, a lesser portion has been for repairs and maintenance, and has been expensed.

Income tax expense. Income tax expense for the three months ended September 30, 2008 increased by $24,000 to $116,000 from $92,000 for the three months ended September 30, 2007. Most of the increase is the result of the increase in pre-tax income.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At September 30, 2008, the Company had commitments to originate loans and fund unused lines of credit totaling $2.5 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short-and long-term liquidity needs.

Regulations require First Home Savings Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth First Home Savings Bank's actual capital and required capital amounts and ratios at September 30, 2008 which, at that date, exceeded the minimum capital adequacy requirements.

                                                                  Minimum
                                                             Requirement To Be
                                               Minimum        Well Capitalized
                                           Requirement For      Under Prompt
                                           Capital Adequacy  Corrective Action
                             Actual            Purposes          Provisions
                             ------            --------          ----------
At September 30, 2008   Amount    Ratio    Amount    Ratio    Amount    Ratio
---------------------   ------    -----    ------    -----    ------    -----
(Dollars in thousands)

  Tangible Capital (to
    adjusted total
    assets)            $24,577    10.18%   $ 3,621    1.50%        -        -
  Tier 1 (Core)
    Capital (to ad-
    justed total
    assets)             24,577     10.18     9,656    4.00   $12,070     5.00%
  Total Risk Based
    Capital (to risk
    weighted assets)    26,531     15.55    12,646    8.00    15,808    10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At September 30, 2008, First Home Savings Bank exceeded minimum requirements for the well-capitalized category.

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

Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008 the Company's disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by the Company in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by the Company in the reports that its files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended September 30, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                              FORM 10-Q

Item 1.     Legal Proceedings
            -----------------

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A.    Risk Factors
            ------------

There have not been any material changes to the risk factors previously disclosed in the Form 10-K for the year ended June 30, 2008.

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

                                SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRST BANCSHARES, INC.



Date:   November 13, 2008          By:  /s/ Thomas M. Sutherland
                                        -------------------------------------
                                        Thomas M. Sutherland, Chairman of the
                                          Board and Chief Executive Officer


Date:   November 13, 2008           By: /s/ Ronald J. Walters
                                        -------------------------------------
                                        Ronald J. Walters, Senior Vice
                                          President, Treasurer and Chief
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

                                                                 Exhibit 31.1

             CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO
                   SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas M. Sutherland, certify that:

  1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended September 30, 2008 of First Bancshares, Inc.;

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

Date:    November 13, 2008                  /s/ Thomas M. Sutherland
         -----------------                  --------------------------------
                                            Chief Executive Officer

                                                                 Exhibit 31.2

            CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald J. Walters, certify that:

  1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended September 30, 2008 of First Bancshares, Inc.;

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

Date:    November 13, 2008                 /s/ Ronald J. Walters
         -----------------                 ---------------------------------
                                           Chief Financial Officer

                                                                Exhibit 32.1

 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 USC SECTION 1350
     AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of First Bancshares, Inc. (the "Company") for the quarterly period ended September 30, 2008 (the "Report"), I, Thomas M. Sutherland, Interim Chief Executive Officer of the Company, hereby certify, pursuant to 18 USC Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 November 13, 2008                      By:  /s/ Thomas M. Sutherland
                                             -------------------------------
                                             Name:  Thomas M. Sutherland
                                             Chief Executive Officer

                                                             Exhibit 32.2

 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 USC SECTION 1350
     AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of First Bancshares, Inc. (the "Company") for the quarterly period ended September 30, 2008 (the "Report"), I, Thomas M. Sutherland, Interim Chief Executive Officer of the Company, hereby certify, pursuant to 18 USC Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


  November 13, 2008                     By:   /s/ Ronald J. Walters
                                              -------------------------------
                                              Name:  Ronald J. Walters
                                              Chief Financial Officer