Form 10-Q
period 2008-12-31
FIRST BANCSHARES INC /MO/
filed 2009-02-17
CIK 912967

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2008

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                            OF THE EXCHANGE ACT

              For the transition period from __________ to __________
                                             ----------    ----------

                      Commission File Number:  0-22842

                             FIRST BANCSHARES, INC.
      (Exact name of small business issuer as specified in its charter)

            Missouri                                      43-1654695
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

             142 East First Street, Mountain Grove, Missouri 65711
                     (Address of principal executive offices)

                               (417) 926-5151
                         (Issuer's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No___
                                                    -----    ------

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Exchange Act Rule 12b-2). Yes       No   X
                                         -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 1,550,815 shares outstanding at February 17, 2009.

                           FIRST BANCSHARES, INC.
                              AND SUBSIDIARIES
                                  FORM 10-Q

                                    INDEX

                                                                    Page No.
                                                                    --------
Part I. Financial Information
-----------------------------

    Item 1.  Financial Statements:

             Consolidated Statements of Financial Condition
              at December 31, 2008 and June 30, 2008 (Unaudited)        3

             Consolidated Statements of Income for the Three and Six
              Months Ended December 31, 2008 and 2007 (Unaudited)       4

             Consolidated Statements of Comprehensive Income for the
              Three and Six Months Ended December 31, 2008 and 2007
              (Unaudited)                                               5

             Consolidated Statements of Cash Flows for the
              Six Months Ended December 31, 2008 and 2007
               (Unaudited)                                              6

             Notes to Consolidated Financial Statements (Unaudited)     7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        12

    Item 3.  Quantitative and Qualitative Disclosures about
             Market Risk                                                21

    Item 4.  Controls and Procedures                                    22

Part II.  Other Information
---------------------------

    Item 1.  Legal Proceedings                                          24

    Item 1a. Risk Factors                                               24

    Item 2.  Unregistered Sales of Equity Securities and
              Use of Proceeds                                           24

    Item 3.  Defaults Upon Senior Securities                            24

    Item 4.  Submission of Matters to a Vote of Security Holders        24

    Item 5.  Other Information                                          24

    Item 6.  Exhibits                                                   24

    Signatures                                                          26

    Exhibit Index                                                       27

    Certifications                                                      28

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

                                                    December 31,   June 30,
                                                       2008         2008
                                                    -----------    --------

ASSETS
------
Cash and cash equivalents........................ $ 17,537,889   $ 17,010,093
Certificates of deposit purchased................      477,659        566,800
Securities available-for-sale....................   48,395,079     40,830,284
Securities held to maturity......................    3,117,881      4,174,886
Federal Home Loan Bank stock, at cost............    1,580,800      1,613,200
Loans receivable, net............................  148,058,866    167,034,726
Loans held for sale..............................      799,519        755,357
Accrued interest receivable......................    1,146,381      1,135,894
Prepaid expenses.................................      268,416        243,368
Property and equipment, net......................    6,829,050      6,913,125
Real estate owned and other repossessed assets...    1,892,436      1,205,737
Intangible assets, net...........................      210,412        235,470
Deferred tax asset, net..........................    2,144,543        795,688
Income taxes recoverable.........................            -         57,653
Bank-owned life insurance........................    6,233,054      6,121,360
Other assets.....................................      463,610        538,121
                                                  ------------   ------------
   Total assets.................................. $239,155,595   $249,231,762
                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits......................................... $178,835,329   $194,593,283
Retail repurchase agreements.....................    4,786,610      4,647,587
Advances from Federal Home Loan Bank.............   29,000,000     22,000,000
Accrued expenses.................................    1,451,709        891,320
                                                  ------------   ------------
   Total liabilities.............................  214,073,648    222,132,190
                                                  ------------   ------------

Preferred stock, $.01 par value; 2,000,000
 shares authorized, none issued..................            -              -
Common stock, $.01 par value; 8,000,000 shares
 authorized, 2,895,036 issued at December 31,
 2008 and June 30, 2008, 1,550,815 shares
 outstanding at December  31, 2008 and June
 30, 2008........................................       28,950         28,950
Paid-in capital..................................   18,039,782     18,019,852
Retained earnings - substantially restricted.....   25,298,971     28,214,183
Treasury stock - at cost; 1,344,221 shares.......  (19,112,627)   (19,112,627)
Accumulated other comprehensive income (loss)....      826,871        (50,786)
   Total stockholders' equity....................   25,081,947     27,099,572
                                                  ------------   ------------
   Total liabilities and stockholders' equity.... $239,155,595   $249,231,762
                                                  ============   ============

See notes to consolidated financial statements

                    FIRST BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                            Three Months Ended           Six Months Ended
                               December 31,                 December 31,
                            2008          2007          2008          2007
                        -----------    ----------   -----------    ----------

Interest Income:
 Loans receivable...... $ 2,510,358   $ 3,018,324   $ 5,241,433   $ 5,972,535
 Securities............     686,231       613,642     1,303,631     1,198,715
 Other interest-earning
  assets...............      18,349       175,666        86,994       381,202
                        -----------    ----------   -----------    ----------
  Total interest
   income..............   3,214,938     3,807,632     6,632,058     7,552,452
                        -----------    ----------   -----------    ----------

Interest Expense:
 Deposits..............   1,054,923     1,660,803     2,212,515     3,393,109
 Retail repurchase
  agreements...........      18,668        11,891        45,149        28,671
 Borrowed funds........     323,240       323,240       646,479       646,497
                        -----------    ----------   -----------    ----------
  Total interest
   expense.............   1,396,831     1,995,934     2,904,143     4,068,277
                        -----------    ----------   -----------    ----------
   Net interest
    income.............   1,818,107     1,811,698     3,727,915     3,484,175

Provision for loan
 losses................   4,230,100       145,000     4,379,297       152,500
                        -----------    ----------   -----------    ----------
Net interest income
 (loss) after provision
 for loan losses.......  (2,411,993)    1,666,698      (651,382)    3,331,675
                        -----------    ----------   -----------    ----------
Non-interest Income:
 Service charges and
  other fee income.....     498,623       527,454     1,053,397     1,028,403
 Gain on sale of
  loans................      84,937       111,683       190,278       264,612
 Gain (loss) on sale of
  property and equipment
  and real estate
  owned................     (13,814)      (24,709)      (15,334)       12,084
 Income from bank-owned
  life insurance.......      58,328        40,462       111,694        93,422
 Other.................      45,555        25,782        90,950        66,865
                        -----------    ----------   -----------    ----------
   Total non-interest
    income                  673,629       680,672     1,430,985     1,465,386
                        -----------    ----------   -----------    ----------
Non-interest Expense:
 Compensation and
  employee benefits....   1,107,486     1,043,837     2,236,114     2,180,518
 Occupancy and
  equipment............    397,253       411,466       877,060       805,053
 Professional fees.....     146,586       184,569       260,836       331,517
 Deposit insurance
  premiums.............      27,599        27,251        54,319        54,314
 Other.................     549,602       480,016       957,394       907,619
                        -----------    ----------   -----------    ----------
   Total non-interest
    expense............   2,228,526     2,147,139     4,385,723     4,279,021
                        -----------    ----------   -----------    ----------

   Income (loss) before
    taxes..............  (3,966,890)      200,231    (3,606,120)      518,040
Income taxes
 (benefit).............    (962,026)      113,512      (845,995)      205,949
                        -----------    ----------   -----------    ----------
   Net income (loss)... $(3,004,864)   $   86,719   $(2,760,125)   $  312,091
                        ===========    ==========   ===========    ==========
   Earnings (loss) per
    share - basic...... $     (1.94)   $     0.05   $     (1.78)   $     0.20
                        ===========    ==========   ===========    ==========
   Earnings (loss) per
    share - diluted....       (1.94)         0.05         (1.78)         0.20
                        ===========    ==========   ===========    ==========
   Dividends per
    share..............        0.00          0.00          0.10          0.00
                        ===========    ==========   ===========    ==========

See notes to consolidated financial statements

                   FIRST BANCSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

                            Three Months Ended           Six Months Ended
                               December 31,                 December 31,
                            2008          2007          2008          2007
                        -----------    ----------   -----------    ----------

Net Income (loss)...... $(3,004,864)     $ 86,719   $(2,760,125)    $312,091

Other comprehensive
 income, net of tax:
  Change in unrealized
   gain on securities
   available-for-sale,
   net of deferred
   income taxes........     776,604       251,879       877,657      424,628
                        -----------      --------   -----------     --------

Comprehensive income
 (loss)................ $(2,228,260)     $338,598   $(1,882,468)    $736,719
                        ===========      ========   ===========     ========

See notes to consolidated financial statements

                 FIRST BANCSHARES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                        Six Months Ended
                                                          December 31,
                                                     2008             2007
                                                 ------------     -----------
Cash flows from operating activities:
 Net income (loss)..............................  $ (2,760,126)   $   312,091
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation..................................      330,844         437,036
  Amortization..................................       25,058          25,057
  Premiums and discounts on securities..........      (67,240)        (79,094)
  Stock based compensation......................       19,930          47,350
  Provision for loan losses.....................    4,379,297         152,500
  Provision for losses on real estate owned.....        8,000          20,500
  Gain on the sale of loans.....................     (190,278)       (264,612)
  Proceeds from sales of loans originated for
   sale.........................................    7,589,369      11,334,488
  Loans originated for sale.....................   (7,263,752)     (9,820,118)
  Deferred income taxes.........................   (1,375,018)        (46,122)
  (Gain) loss on sale of property and
   equipment and real estate owned..............        7,970         (31,986)
  Loss on the sale of other repossessed assets..            -           1,502
  Income from bank-owned life insurance.........     (111,694)        (93,423)
  Net change in operating accounts:
   Accrued interest receivable and other
    assets......................................     (140,525)       (108,599)
   Deferred loan costs..........................       44,574         (35,781)
   Income taxes recoverable.....................      411,127         167,559
   Accrued expenses and accounts payable........     (219,049)        300,069
                                                 ------------     -----------
     Net cash provided by operating activities..      688,487       2,318,417
                                                 ------------     -----------

Cash flows from investing activities:
 Purchase of securities available-for-sale......  (11,843,470)     (9,602,566)
 Proceeds from maturities of securities
  available-for-sale............................    5,676,740       5,856,507
 Proceeds from maturities of securities held
  to maturity...................................    1,055,965       3,757,146
 Purchase of Federal Home Loan Bank stock.......     (261,500)              -
 Proceeds from redemption of Federal Home Loan
  Bank stock....................................      293,900             600
 Net change in certificates of deposit
  purchased.....................................       89,141          90,089
 Net change in loans receivable.................   13,679,407      (2,494,777)
 Purchases of property and equipment............     (273,643)       (153,280)
 Net proceeds from the sale of property and
  equipment.....................................       27,897         287,112
 Net proceeds from sale of real estate owned
  and repossessed assets........................      168,890         128,732
                                                 ------------     -----------
     Net cash used (provided) by investing
      activities................................    8,613,327      (2,130,437)
                                                 ------------     -----------
Cash flows from financing activities:
 Net change in deposits.........................  (15,757,954)      1,900,474
 Net change in retail repurchase agreements.....      139,023        (966,956)
 Proceeds from borrowed funds...................    7,000,000               -
 Cash dividends paid............................     (155,087)              -
                                                 ------------     -----------
     Net cash provided (used) by financing
      activities................................   (8,774,018)        933,518
                                                 ------------     -----------

Net increase in cash and cash equivalents.......      527,796       1,121,498
Cash and cash equivalents - beginning of
 period.........................................   17,010,093      21,030,321
                                                 ------------     -----------
Cash and cash equivalents - end of period....... $ 17,537,889     $22,151,819
                                                 ============     ===========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
 Interest on deposits and borrowed funds........ $  2,878,742     $ 4,216,381
                                                 ============     ===========
 Income taxes...................................            -               -
                                                 ============     ===========

Supplemental schedule of non-cash investing and financing activities:

Loans transferred to real estate acquired in
 settlement of loans............................ $    872,583     $   512,728
                                                 ============     ===========

See notes to consolidated financial statements

                            FIRST BANCSHARES, INC.
                              AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for interim reporting by First Bancshares, Inc. (the "Company") and its consolidated subsidiaries, First Home Savings Bank (the "Bank") and SCMG, Inc. are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying consolidated statement of financial condition as of June 30, 2008, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest shareholders' Annual Report on Form 10-K for the year ended June 30, 2008 . The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

3.  EARNINGS PER SHARE

Basic earnings per share is based on net income or loss divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect of the issuance of shares eligible to be issued pursuant to stock option agreements.

The table below presents the numerators and denominators used in the basic earnings per common share computations for the three and six month periods ended December 31, 2008 and 2007.

                                 Three Months Ended       Six Months Ended
                                    December 31,             December 31,
                                    -----------              -----------
                                 2008         2007        2008         2007
                                ------       ------      ------       ------
Basic earnings per common
 share:
Numerator:
  Net income (loss)........ $(3,004,864)  $   86,719  $(2,760,125)  $  312,091
                            ===========   ==========  ===========   ==========
Denominator:
  Weighted average common
   shares outstanding......   1,550,815    1,550,815    1,550,815    1,550,815
                            ===========   ==========  ===========   ==========

Basic earnings (loss) per
 common share.............. $     (1.94)  $     0.05  $     (1.78)  $     0.20
                            ===========   ==========  ===========   ==========

Diluted earnings per common
 share:
Numerator:
  Net income (loss)........ $(3,004,864)  $   86,719  $(2,760,125)  $  312,091
                            ===========   ==========  ===========   ==========
Denominator:
  Weighted average common
   shares outstanding......   1,550,815    1,550,860    1,550,815    1,550,835
                            ===========   ==========  ===========   ==========

Basic earnings (loss) per
 common share.............. $     (1.94)  $     0.05  $     (1.78)  $     0.20
                            ===========   ==========  ===========   ==========

4.  COMMITMENTS

At December 31, 2008 and June 30, 2008, the Company had outstanding commitments to originate loans and fund unused lines of credit totaling $653,000 and $793,000, respectively. It is expected that outstanding loan commitments will be funded with existing liquid assets.

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

The Company uses historical data to estimate the expected term of the options granted, volatilities, and other factors. Expected volatilities are based on the historical volatility of the Company's common stock over a period of time. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend rate is equal to the dividend rate in effect on the date of grant. There were no grants made during either the fiscal year ended June 30, 2008 or the six months ended December 31, 2008.

A summary of option activity under the 2004 Stock Option Plan ("Plan") as of December 31, 2008, and changes during the six months ended December 31, 2008, is presented below:

                                                                   Weighted-
                                                      Weighted-     Average
                                                       Average     Remaining
                                                       Exercise   Contractual
            Options                       Shares        Price        Term
            -------                       ------        -----        ----
                                                                 ( in months)
Outstanding at beginning of period......  60,500       $ 16.73        100
Granted.................................       -             -
Exercised...............................       -             -
Forfeited or expired.................... (37,875)        16.24
                                          ------       -------
Outstanding at end of period............  22,625       $ 16.76         97
                                          ======       =======
Exercisable at end of period............   7,425       $ 16.72
                                          ======       =======

A summary of the Company's non-vested shares as of December 31, 2008, and changes during the six months ended December 31, 2008, is presented below:

                                                      Weighted-
                                                       Average
                                                      Grant Date
        Non-vested Options               Options      Fair Value
        ------------------               -------      ----------
Outstanding at beginning of period......  45,075         $ 5.99
Granted.................................       -              -
Exercised...............................       -              -
Vested..................................       -              -
Forfeited or expired.................... (29,875)          5.91
                                          ------         ------
Outstanding at end of period............  15,200         $ 6.16
                                          ======         ======

As of December 31, 2008, there was $23,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 13 months.

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

Impaired Loans. The Company does not record impaired loans at fair value on a recurring basis. However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Impaired loans measured at fair value typically consist of loans on non-accrual status, and loans with a portion of the allowance for loan losses allocated specifically to the loan. Collateral values are estimated using Level 2 inputs, including recent appraisals and Level 3 inputs based on customized discounting criteria. Due to the significance of the Level 3 inputs, impaired loans fair values have been classified as Level 3.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

                                    Level 1   Level 2   Level 3     Total
                                    Inputs    Inputs    Inputs    Fair Value
                                    ----------------------------------------
                                              (dollars in thousands)

Securities-available-for-sale.....  $    -    $48,395   $    -     $48,395


Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities, excluding impaired loans, measured at fair value on a non-recurring basis were not significant at December 31, 2008.

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:


                                    Level 1   Level 2   Level 3     Total
                                    Inputs    Inputs    Inputs    Fair Value
                                    ----------------------------------------
                                              (dollars in thousands)

Impaired Loans....................  $    -    $     -    $7,330     $7,330


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

7.  RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or loss or stockholders' equity, to be consistent with the current period classification.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

First Bancshares, Inc. (the "Company") is a unitary savings and loan holding company whose primary assets are First Home Savings Bank and SCMG, Inc. The Company was incorporated on September 30, 1993, for the purpose of acquiring all of the capital stock of First Home Savings Bank in connection with the Bank's conversion from a state-charted mutual to a state-chartered stock form of ownership. The transaction was completed on December 22, 1993.

On December 31, 2008, the Company had total assets of $239.2 million, net loans receivable of $148.1 million, total deposits of $178.8 million and stockholders' equity of $25.1 million. The Company's common shares trade on The Nasdaq Global Market of The NASDAQ Stock Market LLC under the symbol "FBSI."

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 2008, compared to June 30, 2008, and the consolidated results of operations for the three-month and six-month periods ended December 31, 2008, compared to the three-month and six-month periods ended December 31, 2007, respectively. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended June 30, 2008.

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

Also on October 14, 2008, using the systemic risk exception to the FDIC Improvement Act of 1991, the U.S. Treasury authorized the FDIC to provide a 100% guarantee of newly-issued senior unsecured debt and deposits in non-interest bearing accounts at FDIC insured institutions. Initially, all eligible financial institutions will automatically be covered under this program, known as the Temporary Liquidity Guarantee Program, without incurring any fees for a period of 30 days. Coverage under the Temporary Liquidity Guarantee Program after the initial 30-day period is available to insured financial institutions at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing deposits. After the initial 30-day period, institutions will continue to be covered under the Temporary Liquidity Guarantee Program unless they inform the FDIC that they have decided to opt out of the program. We have determined that we will participate in the insurance program covering the non-interest bearing deposits. Neither the Company nor the Bank has unsecured senior debt.

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

On February 10, 2009, the Treasury Department announced a Financial Stability Plan to address the credit crisis. The purpose of the Plan is to stabilize the financial system and restore confidence in the markets and encompasses the following six key elements: a Financial Stability Trust, (ii) a Public-Private Investment Fund, (iii) Consumer & Business Lending Initiative,
(iv) Increased Transparency, Accountability, Monitoring and Conditions, (v) Housing Support and Foreclosure Prevention, and (vi) Small Business and Community Lending Initiative. The details of the Plan are still being established and it is uncertain how the Plan will effect the Company's operations going forward.

The preceding is a summary of recently enacted laws and regulations that could materially impact our results of operations or financial condition. This discussion is qualified in its entirety by reference to such laws and regulations and should be read in conjunction with "Regulation of First Home" discussion contained in our 2008 Annual Report on Form 10-K.

The Bank continues to operate under a Memorandum of Understanding (the "MOU") with the Office of Thrift Supervision (the "OTS"). The MOU was entered into during the December 31, 2006 quarter. The MOU resulted from issues noted during the examination of the Bank conducted by the OTS, the report on which was dated in

July 2006, and included deficiencies in lending policies and procedures, recent operating losses, and the need to revise both the business plan and the budget to enhance profitability. The corrective actions required to be taken by the Bank under the MOU include, among others: (1) developing procedures concerning ongoing credit administration and monitoring; (2) continuing to identify, track and correct credit and collateral documentation exceptions and loan policy exceptions; (3) preparing and submitting to the Bank's Board of Directors an accurate and complete loan-to-one borrower report; (4) preparing and updating, where appropriate, a workout plan for each classified asset over $250,000; (5) adopting a revised loan loss allowance policy; (6) amending the Bank's appraisal policy to require written review of all appraisals prior to final loan approval; (7) adopting a revised loan policy that provides for underwriting guidelines, loan documentation, and credit administration procedures for unsecured loans; (8) either request the consent of the FDIC for the Bank's subsidiary, FYBAR Service Corporation, to hold real estate for investment or approve a plan for divestiture of such investment by June 30, 2007; (9) implementing corrective actions with respect to the previously conducted independent information technology audit; and (10) preparing, adopting and submitting to the OTS a comprehensive three year business plan and budget. The Company believes that the Bank has satisfactorily addressed all of the issues raised by the MOU. During July 2007, the OTS performed an on-site review of the progress made on resolving the issues discussed in the MOU. The Bank did not receive a formal report from the OTS on the results of this review.

Since the end of fiscal 2008, the Company and the Bank have had changes in senior management. On September 23, 2008, as was noted in the Company's Annual Report to the SEC on Form 10-K, filed on September 26, 2008, Adrian C. Rushing, the Bank's Chief Operating Officer, resigned his position to pursue another opportunity. The Bank reviewed the position description for the Chief Operating Officer, and decided to reassign several functions and responsibilities to other officers. The position of Operations Manager was created to manage the remaining functions and responsibilities. The position was filled from within the Bank in November 2008.

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

R.J. Breidenthal had been selected to fill the vacancy created on the Boards of Directors of Company and the Bank by Mr. Katzfey's resignation. Mr. Breidenthal has served as an advisory director of the Company and the Bank since December 2006. Mr. Breidenthal serves on the Bank's Loan Committee. Mr. Breidenthal is the first cousin of Thomas M. Sutherland, the Chairman of the Board and Chief Executive Officer of the Company and the Bank.

During the months of November and December 2008, in light of a continually worsening economy and the departure of several loan officers, the Bank conducted an in depth review and analysis of its loan portfolio primarily focusing on commercial real estate loans, multi-family real estate loans, development loans and commercial business loans. As a result of this review, the Bank added 65 loans with principal balances totaling $12.6 million to either the classified asset list or the internal watch list. Additionally, 33 loans which had appeared on either the classified asset list or the internal watch list at the end of November were downgraded. During the quarter ended December 31, 2008, based on the loan analysis and in light of the economic conditions, the Bank recorded a provision for loan losses of $4.4 million.

At its December 19, 2008 meeting, the Board of Directors, following extensive discussions over several months, determined that it was in the best interest of both the Bank and the Company to cash out the Bank Owned Life Insurance
(BOLI) owned by the Bank. This decision resulted in an additional tax provision of $562,000. However, the benefits from the transaction in the form of additional liquidity provided by the proceeds, the elimination of a non-cash flowing asset and a reduction in the Company's exposure to the increased risk that has been a significant factor in the marketplace over the last several months, more than offset the cost.

Financial Condition

As of December 31, 2008, First Bancshares, Inc. had assets of $239.2 million, compared to $249.2 million at June 30. 2008. The decrease in total assets of $10.0 million, or 4.0%, was the result of a decrease of $18.9 million in loans receivable, net. This decrease was partially offset by increases in investments, real estate owned, cash and cash equivalents and deferred tax assets, which totaled $6.5 million, $687,000, $528,000, and $1.3 million, respectively. Deposits decreased $15.8 million and Federal Home Loan Bank of Des Moines advances increased by $7.0 million. At December 31, 2008, there was a total of $800,000 in loans originated for sale which were not yet funded by the purchasers. The decrease in deposits was partially offset by an increase of $139,000 in retail repurchase agreements.

Loans receivable, net totaled $148.1 million at December 31, 2008, a decrease of $19.0 million, or 11.4%, from $167.0 million at June 30. 2008. The decrease in loans is, in part, the result of decreased originations because of the current uncertainty in the economy, both local and national, brought about by problems in the sub-prime mortgage market. These problems have affected many sectors of the economy and have created concerns for individuals and businesses. Housing sales, both new and existing, consumer confidence and other indicators of economic health in our market area have decreased over the last few months. The decrease in loans, net is also due in part to the large increase in the allowance for loan losses during the six months ended December 31, 2008.

The Company's deposits decreased by $15.8 million, or 8.1%, from $194.6 million as of June 30, 2008 to $178.8 million as of December 31, 2008. The decrease is the result of a number of factors, including depositors seeking higher yields available through non-bank entities and, in some cases, the need to use savings for living expenses due to loss of employment. The balance of the Company's retail repurchase agreements, first introduced during fiscal 2007, increased by $139,000, or 3.0%, from $4.6 million at June 30, 2008 to $4.8 million at December 31, 2008.

As of December 31, 2008 the Company's stockholders' equity totaled $25.1 million, compared to $27.1 million as of June 30, 2008. The decrease of $2.0 million was due to the net loss of $2.8 million during the first six months of the fiscal year which was partially offset by a positive change in the mark-to-market adjustment, net of taxes, of $878,000 on the Company's available for sale securities portfolio. In addition, there was a $20,000 increase resulting from the accounting treatment of stock based compensation. There was a dividend of $0.10 per share on common stock, which totaled $155,000, paid during the period. The Company's previously announced stock repurchase program expired on December 31, 2008. No shares of common stock were purchased under the program.

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

Non-performing assets increased from $3.9 million, or 1.6% of total assets, at June 30, 2008 to $8.1 million, or 3.4% of total assets at December 31, 2008. The Bank's non-performing assets consist of non-accrual loans, past due loans over 90 days, impaired loans not past due or past due less than 60 days, real estate owned and other repossessed assets. The increase in non-performing assets consisted of an increase of $3.7 million in non-accrual loans and an increase of $687,000 in real estate owned and other repossessed assets. These increases were partially offset by a decrease of $527,000 in loans 90 days or more delinquent and still accruing interest, The increase in non-accrual loans consisted of increases of $925,000 in non-accrual residential mortgages, $2.9 million in non-accrual land loans, $95,000 in non-accrual second mortgages, $827,000 in non-accrual commercial business loans and $42,000 in non-accrual consumer loans. These increases were partially offset by a decrease of $1.2 million in non-accrual commercial real estate loans. There were three loans totaling $360,000 past due 90 days or more and still accruing interest at June 30, 2008. All three became non-accrual loans during the six months ended December 31, 2008. At December 31, 2008, loans 90 days past due and still accruing consisted of one residential mortgage loan of $160,000 and one commercial business loan of $50,000. Almost all of the loans that were moved to non-accrual or became 90 days or more delinquent and still accruing as of December 31, 2008, were loans that had been on the Company's list of watch credits at June 30, 2008, September 30, 2008 or both. The increase in non-performing assets is a result of two factors. First was the current economic crisis which has had an adverse impact on individuals and businesses in the Company's primary market areas. Secondly, there were issues with the Bank's underwriting of some of the loans that were originated prior to May 2008. Since May 2008 the Bank has required that all loan originations, renewals and modifications to be approved by the Board Loan Committee. As discussed below, management believes the allowance for loan losses as of December 31, 2008, was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.

As of June 30, 2008, there were twelve foreclosed properties held for sale totaling $1.2 million. During the six months ended December 31, 2008 five properties with a book value of $178,000 were sold resulting in a net loss of $9,000. In addition, during the six month period there was an $8,000 provision for loss on real estate owned. Ten properties totaling $814,000 were foreclosed and added to real estate owned. Real estate owned also increased as the result of $59,000 in costs needed to complete construction on one property. At December 31, 2008, there were seventeen foreclosed properties held for sale totaling $1.9 million.

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

On the basis of management's review of its loans and other assets, at December 31, 2008, the Company had classified $9.4 million of its assets as substandard, $1.4 million as doubtful and $1.5 million as loss. This compares to classifications at June 30, 2008 of $5.1 million substandard, $718,000 doubtful and none as loss. The increase in classified loans to $12.3 million at December 31, 2008 from $5.8 million at June 30, 2008 was the result of an in depth review and analysis of the Bank's loan portfolio brought about by a continually worsening economy, a change in management and the departure of several loan officers. The review focused primarily on commercial real estate loans, multi-family real estate loans, development loans and commercial business loans. As a result of this review, the Bank added 65 loans with principal balances totaling $12.6 million to either the classified asset list or the internal watch list. Additionally, 33 loans which had appeared on either the classified asset list or the internal watch list at November 30, 2008 were downgraded. During the quarter ended December 31, 2008, the Bank recorded a provision for loan losses of $4.2 million. The $4.2 million provision for loan losses included $3.2 million on 19 loans totaling $5.3 million made to six individuals or related parties. The largest provision was for $1.4 million on a $2.8 million subdivision development loan, brought about by cost overruns, diminishing collateral value and the weakening economic climate. The second largest provision was $667,000 on seven loans totaling $842,000 collateralized primarily by business assets and, to a lesser degree, by real estate, to related entities. The business is not generating sufficient cash flow to service its debt and the value of the business assets has significantly deteriorated. The next largest provision was $371,000 on three loans totaling $520,000 collateralized primarily by business assets of a company involved in the building trades. The business, and the value of the collateral, has deteriorated in the current economic climate, resulting in insufficient cash flows to meet debt service. In addition, classified assets at December 31, 2008 and June 30, 2008 included real estate owned and other repossessed assets of $1.9 million and $1.2 million, respectively. In addition to the classified loans, the Bank has identified an additional $11.2 million of credits at December 31, 2008 on its internal watch list compared to $4.8 million at June 30, 2008. Management has identified these loans as high risk credits and any deterioration in their financial condition could increase the classified loan totals. The increase in the internal watch list is primarily the result of the current state of the economy which had a negative impact on cash flows for both individuals and businesses. This, along with stricter internal policies, which have been in place during the last year, relating to the identification and monitoring of problem loans, has resulted in an increase in the number and the total dollar amount of loans identified as problem loans. During the six months ended December 31, 2008, thirty-four loans totaling $4.3 million were removed from the watch list as a result the resolution of the reasons they were on the watch list.

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

At December 31, 2008, the Company has established an allowance for loan losses of $6.5 million compared to $2.8 million at June 30, 2008. The allowance represents approximately 105.3% and 103.9% of the total non-performing loans at December 31, 2008 and June 30, 2008, respectively.

The allowance for loan losses reflects management's best estimate of probable losses inherent in the portfolio based on currently available information.
The Company believes that the allowance for loan losses as of December 31, 2008 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While the Company believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company's financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators as part of the examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

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

The Company's allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements. Qualitative factors include the general economic environment in the Company's markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology. As the Company adds new products and increases the complexity of its loan portfolio it will enhance its methodology accordingly. Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company's financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Non-performing Assets and Allowance for Loan Losses." Although management believes the levels of the allowance as of both December 31, 2008 and June 30, 2008 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses.

Results of Operations for the Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

General. For the three months ended December 31, 2008, the Company reported a net loss of $3.0 million, or $(1.94) per diluted share, compared to net income of $87,000, or $0.05 per diluted share, for the same period in 2007. The decrease in net income for the 2008 period included a substantial increase in the provision for loan losses, an increase in non-interest expense and decreases in interest income and non-interest income. These items were partially offset by decreases in interest expense and in the income tax expense.

Net interest income. The Company's net interest income for both the three months ended December 31, 2008 and the three months ended December 31, 2007 was $1.8 million, with net interest income for the 2008 period being $6,000 higher. The increase reflects a $599,000 decrease in interest expense partially offset by a $593,000 decrease in interest income.

Interest income. Interest income for the three months ended December 31, 2008 decreased $593,000, or 15.6%, to $3.2 million compared to $3.8 million for the same period in 2007. Interest income from loans decreased $508,000 to $2.5 million from $3.0 million in 2007. This was attributable to a decrease in the yield on loans to 6.45% during the three months ended December 31, 2008 from 7.58% during the comparable period in 2007, and by a decrease in average outstanding loans to $154.4 million during the 2008 period from $158.1 million during the comparable 2007 period. The decrease in yield was the result of the dramatic downward trend in interest rates between periods.

Interest income from investment securities and other interest-earning assets for the three months ended December 31, 2008 decreased $84,000 to $705,000 from $789,000 for the same period in 2007. The decrease was the result of a decrease in the average balance of these assets of $800,000 to $64.7 million for the quarter ended December 31, 2008 from $65.5 million for the same period in 2007, and to a decrease in the yield on these assets to 4.32% for the 2008 period from 4.78% for the 2007 period.

Interest expense. Interest expense for the three months ended December 31, 2008 decreased $599,000 or 30.0%, to $1.4 million from $2.0 million for the same period in 2007. Interest expense on deposits decreased $606,000 to $1.1 million in the three months ended December 31, 2008 from $1.7 million in the same period in 2007. The decrease resulted from a decrease in average interest-bearing deposit balances of $10.3 million to $171.0 million in the 2008 period from $181.3 million in the 2007 period. The decrease was also attributable to a decrease in the average cost of deposits to 2.45% in the 2008 period from 3.63% in the 2007 period. Interest expense on other interest-bearing liabilities increased $7,000 to $342,000 in the three months ended December 31, 2008 from $335,000 in the comparable period in 2007. The increase in interest expense on other interest-bearing liabilities was due to an increase in the average outstanding balances of other interest-bearing liabilities to $28.4 million during the 2008 period from $23.6 million during the 2007 period which was partially offset by a decrease in the average cost of other interest-bearing liabilities to 4.77% during the 2008 quarter from 5.34% during the 2007 quarter.

Net interest margin. Net interest margin increased to 3.29% for the three months ended December 31, 2008 from 3.22% for the three months ended December 31, 2007.

Provision for loan loss. During the quarter ended December 31, 2008, the provision for loan losses was $4.2 million, compared to $145,000 for the quarter ended December 31. 2007. For a discussion of this change, see "Non-performing Assets and Allowance for Loan Losses" herein.

Non-interest income. For the three months ended December 31, 2008, non-interest income totaled $674,000, compared to $681,000 for the three months ended December 31, 2007. The $7,000 decrease between the two periods resulted primarily from decreases in service charges and other fee income and profit on the sale of loans, which were $29,000 and $27,000, respectively. These decreases were partially offset by increases of $11,000, $18,000 and $20,000 in gain on the sale of property and equipment and real estate owned, income from bank-owned life insurance and other non-interest income, respectively.

Non-interest expense. Non-interest expense totaled $2.2 million for both the three months ended December 31, 2008 compared to $2.1 million for the three months ended December 31, 2007, an increase of $81,000. This was the result of increases of $64,000 and $70,000 in compensation and benefits and other non-interest expense, respectively. These increases were partially offset by decreases of $14,000 in occupancy and equipment and $38,000 in professional fees. The increase in compensation and benefits was the result of increases in directors' fees and health insurance costs, as well as, normal increases in salary and payroll taxes. The decrease in professional fees was due to the timing of the internal audit work performed during the prior year period compared to the current year.

Income tax expense. During the quarter ended December 31, 2008, an income tax benefit of $962,000 was recorded, compared to income tax expense of $114,000 for the quarter ended December 31, 2007. The pre-tax loss of $4.0 million during the 2008 quarter was reduced as a result of the decision to cash in the Bank's BOLI. Cashing in the BOLI required recording a tax provision of approximately $562,000. No tax provision was previously recorded on income from the BOLI. It did not become a taxable event until it was decided to cash in the policies.

Results of Operations for the Six Months Ended December 31, 2008 Compared to the Six Months Ended December 31, 2007

General. For the six months ended December 31, 2008, the Company reported a net loss of $2.8 million, or $(1.78) per diluted share, compared to net income of $312,000, or $0.20 per diluted share, for the same period in 2007. The decrease in net income for the 2008 period included a decrease in non-interest income, an increase in non-interest expense and a substantial increase in the provision for loan losses, which were partially offset by an increase in net interest income and a decrease in and income taxes.

Net interest income. The Company's net interest income for the six months ended December 31, 2008 increased by $244,000 to $3.7 million, compared to $3.5 million for the same period in 2007. The increase reflects a $1.2 million decrease in interest expense which was partially offset by a $920,000 decrease in interest income.

Interest income. Interest income for the six months ended December 31, 2008 decreased $920,000, or 12.2%, to $6.6 million compared to $7.6 million for the same period in 2007. Interest income from loans decreased $731,000 to $5.2 million from $6.0 million in 2007. This was attributable to a decrease in the yield on loans to 6.57% during the 2008 period from 7.51% during the comparable 2007 period, which was partially offset by a small increase in average loan balances to $158.2 million in the 2008 period from $157.8 million during the 2007 period.

Interest income from investment securities and other interest-earning assets for the six months ended December 31, 2008 decreased $188,000 to $1.4 million from $1.6 million for the same period in 2007. The decrease was the result of a decrease in the average balance of these assets of $188,000 to $64.0 million for the six months ended

December 31, 2008 from $64.9 million for the same period in 2007 and a decrease in the yield on these assets to 4.25% for the 2008 period from 4.83% for the 2007 period.

Interest expense. Interest expense for the six months ended December 31, 2008 decreased $1.2 million, or 28.6%, to $2.9 million from $4.1 million for the same period in 2007. Interest expense on deposits decreased $1.2 million to $2.2 million in the six months ended December 31, 2008 from $3.4 million in the same period in 2007. The decrease resulted from a decrease in average interest-bearing deposit balances of $5.7 million to $174.8 million in the 2008 period from $180.5 million in the 2007 period and to a decrease in the average cost of deposits to 2.51% in the 2008 period from 3.73% in the 2007 period. Interest expense on other interest-bearing liabilities increased $16,000 to $691,000 in the six months ended December 31, 2008 from $675,000 in the comparable period in 2007. The increase in interest expense on other interest-bearing liabilities was due to an increase in the average outstanding balances of other interest-bearing liabilities to $27.5 million during the 2008 period from $23.8 million during the 2007 period, which was partially offset by a decrease in the average cost on other interest-bearing liabilities to 4.98% during the 2008 period from 5.63% during the 2007 period.

Net interest margin. Net interest margin increased to 3.33% for the six months ended December 31, 2008 from 3.10% for the six months ended December 31, 2007.

Provision for loan loss. During the six months ended December 31, 2008, the provision for loan losses was $4.4 million, compared to $153,000 for the six months ended December 31. 2007. For a discussion of this change, see "Non-performing Assets and Allowance for Loan Losses" herein.

Non-interest income. For the six months ended December 31, 2008, non-interest income totaled $1.4 million, compared to $1.5 million for the six months ended December 31, 2007. The $34,000 decrease between the two periods resulted primarily from decreases of $74,000 and $27,000 in profit on the sale of loans and gain on the sale of property and equipment and real estate owned, respectively. These decreases were partially offset by an increase in service charges and fee income of $25,000, income from Bank Owned Life Insurance of $18,000 and other non-interest income of $24,000.

Non-interest expense. Non-interest expense totaled $4.4 million for the six months ended December 31, 2008, compared to $4.3 million for the six months ended December 31, 2007, increasing by $107,000. This was the result of increases of $56,000, $72,000 and $50,000 in compensation and benefits, occupancy and equipment, and other non-interest expense, respectively. These increases were partially offset by a decrease of $71,000 in professional fees. The increase in compensation and benefits was the result of increases in directors' fees and health insurance costs, as well as, normal increases in salary and payroll taxes. The increase in occupancy and equipment expense is primarily the result of an ongoing effort to upgrade the appearance and functionality of the Company's home office and branch offices. While a significant portion of costs related to these efforts has been capital in nature, a lesser portion has been for repairs and maintenance, and has been expensed. Most of these expense were incurred in the first three months of the six month period. The decrease in professional fees was due to the timing of the internal audit work performed during the prior year period compared to the current year.

Income tax expense. During the six months ended December 31, 2008, an income tax benefit of $846,000 was recorded, compared to income tax expense of $206,000 for the quarter ended December 31, 2007. The tax benefit on the pre-tax loss of over $3.6 million during the six months ended December 31,2008 was reduced as a result of the decision to cash in the Bank's BOLI. Cashing in the BOLI required recording a tax provision of approximately $562,000. No tax provision was previously recorded on income from the BOLI. It did not become a taxable event until it was decided to cash in the policies.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses. At December 31, 2008, the Company had commitments to originate loans and fund unused lines of credit totaling $653,000. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short-and long-term liquidity needs.

Regulations require First Home Savings Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets. The following table sets forth First Home Savings Bank's actual capital and required capital amounts and ratios at December 31, 2008 which, at that date, exceeded the minimum capital adequacy requirements.

                                                                  Minimum
                                                             Requirement To Be
                                               Minimum        Well Capitalized
                                           Requirement For      Under Prompt
                                           Capital Adequacy  Corrective Action
                             Actual            Purposes          Provisions
                             ------            --------          ----------
At December 31, 2008    Amount    Ratio    Amount    Ratio    Amount    Ratio
---------------------   ------    -----    ------    -----    ------    -----
(Dollars in thousands)

  Tangible Capital
   (to adjusted total
   assets)............ $21,707    9.23%    $3,526    1.50%         -      -
  Tier 1 (Core) Capital
   (to adjusted total
   assets)............  21,707    9.23      9,403    4.00    $11,752   5.00%
  Total Risk Based
   Capital (to risk
   weighted assets)...  23,579   15.56     12,121    8.00     15,152  10.00


The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category. At December 31, 2008, First Home Savings Bank exceeded minimum requirements for the well-capitalized category.


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

Item 4.   Controls and Procedures

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

Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31 2008 the Company's disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by the Company in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by the Company in the reports that its files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended December 31, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a.  Risk Factors
          ------------

There are no material changes from risk factors as previously disclosed in our June 30, 2008 annual report on Form 10K.

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

(b) Use of proceeds - None.

(c) Stock repurchases - None

Item 3.  Defaults Upon Senior Securities - None
         --------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company's Annual Meeting of Stockholders for the year ended June 30, 2008 was held on November 6, 2008 at the Days Inn located at 300 East 19th Street, Mountain Grove, Missouri. The results of the vote on items presented at the meeting are as follows:

The stockholders elected the following nominees to the Board of Directors for a three-year term ending in 2011 by the following vote:

                                           Number of
                             Number of       Votes
                             Votes For    Percentage   Withheld    Percentage
                             ---------    ----------   --------    ----------

Thomas M. Sutherland.......  1,104,198       97.1%      32,551        2.9%
D. Mitch Ashlock...........  1,111,359       97.8%      25,390        2.2%

The following directors, whose terms did not expire in 2008, and were not up for re-election at the Annual Meeting of Stockholders, continue to serve as directors: Billy E. Hixon, Harold F. Glass, John G. Moody, and Robert J. Breidenthal.

Item 5.  Other Information - None
         ------------------------

Item 6.  Exhibits
         --------

(a)  Exhibits:
     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------------------------

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FIRST BANCSHARES, INC.




Date:   February 17, 2009       By:  /s/ Thomas M. Sutherland
                                     ------------------------
                                     Thomas M. Sutherland,
                                      Chief Executive Officer




Date:   February 17, 2009       By:  /s/ Ronald J. Walters
                                     ------------------------
                                     Ronald J. Walters, Senior Vice President,
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