Form 10-Q
period 2009-03-31
FIRST BANCSHARES INC /MO/
filed 2009-05-14
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(417) 926-5151
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X      No___

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to
submit and post such files).      Yes (  )      No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [   ]    No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 1,550,815 shares outstanding at May 14, 2009.

FIRST BANCSHARES, INC.
AND SUBSIDIARIES
FORM 10-Q

INDEX

		Page No.
Part I. Financial Information

Item 1.	Financial Statements:

	Consolidated Statements of Financial Condition
	at March 31, 2009 and June 30, 2008 (Unaudited)	4

	Consolidated Statements of Income for the Three and Nine
	Months Ended March 31, 2009 and 2008 (Unaudited)	5

	Consolidated Statements of Comprehensive Income for the
	Three and Nine Months Ended March 31, 2009 and 2008 (Unaudited)	6

	Consolidated Statements of Cash Flows for the
	Nine Months Ended March 31, 2009 and 2008 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4T.	Controls and Procedures	25

Part II. Other Information

Item 1.	Legal Proceedings	27

Item 1a.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		28

Exhibit Index		29

Certifications		30

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2009	June 30, 2008
ASSETS
Cash and cash equivalents	$32,271,354	$17,010,093
Certificates of deposit purchased	2,633,161	566,800
Securities available-for-sale	47,405,501	40,830,284
Securities held to maturity	3,034,632	4,174,886
Federal Home Loan Bank stock, at cost	1,580,800	1,613,200
Loans receivable, net	140,337,316	167,034,726
Loans held for sale	968,509	755,357
Accrued interest receivable	969,519	1,135,894
Prepaid expenses	272,427	243,368
Property and equipment, net	6,681,646	6,913,125
Real estate owned and other repossessed assets	2,252,115	1,205,737
Intangible assets, net	197,884	235,470
Deferred tax asset, net	2,156,383	787,130
Income taxes recoverable	-	66,211
Bank-owned life insurance	2,134,888	6,121,360
Other assets	429,193	538,121
Total assets	$243,325,328	$249,231,762

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$182,122,777	$194,593,283
Retail repurchase agreements	5,917,941	4,647,587
Advances from Federal Home Loan Bank	29,000,000	22,000,000
Accrued expenses	1,459,633	891,320
Total liabilities	218,500,351	222,132,190

Preferred stock, $.01 par value; 2,000,000 shares
authorized, none issued	-	-
Common stock, $.01 par value; 8,000,000 shares
authorized, 2,895,036 issued at March 31, 2009
and June 30, 2008, 1,550,815 shares outstanding at
March 31, 2009 and June 30, 2008	28,950	28,950
Paid-in capital	17,888,946	18,019,852
Retained earnings - substantially restricted	25,210,753	28,214,183
Treasury stock - at cost; 1,344,221 shares	(19,112,627)	(19,112,627)
Accumulated other comprehensive income (loss)	808,955	(50,786)
Total stockholders' equity	24,824,977	27,099,572
Total liabilities and stockholders' equity	$243,325,328	$249,231,762

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Interest Income:
Loans receivable	$2,326,993	$3,002,153	$7,568,426	$8,974,688
Securities	601,166	582,160	1,904,797	1,780,875
Other interest-earning assets	14,440	105,314	101,434	486,516
Total interest income	2,942,599	3,689,627	9,574,657	11,242,079
Interest Expense:
Deposits	1,008,802	1,489,698	3,221,317	4,882,807
Retail repurchase agreements	19,594	5,416	64,743	34,087
Borrowed funds	338,426	319,840	984,905	966,337
Total interest expense	1,366,822	1,814,954	4,270,965	5,883,231
Net interest income	1,575,777	1,874,673	5,303,692	5,358,848

Provision for loan losses	643,384	428,100	5,022,681	580,600
Net interest income after
provision for loan losses	932,393	1,446,573	281,011	4,778,248
Non-interest Income:
Service charges and other fee income	433,580	510,070	1,486,977	1,538,473
Gain on sale of loans	143,304	111,800	333,582	376,412
Gain on sale of investments	142,783	-	142,783	-
Gain (loss) on sale of property and
equipment and real estate owned	(49,278)	(7,044)	(64,612)	5,040
Income from bank-owned life insurance	19,785	52,653	131,479	146,076
Other	32,473	40,700	123,423	107,564
Total non-interest income	722,647	708,179	2,153,632	2,173,565
Non-interest Expense:
Compensation and employee benefits	1,096,641	1,112,301	3,332,755	3,292,819
Occupancy and equipment	370,438	438,769	1,247,498	1,243,822
Professional fees	138,684	162,304	399,520	493,821
Deposit insurance premiums	98,383	27,773	152,702	82,087
Other	350,487	406,951	1,307,881	1,314,570
Total non-interest expense	2,054,633	2,148,098	6,440,356	6,427,119

Income (loss) before taxes	(399,593)	6,654	(4,005,713)	524,694
Income taxes (benefit)	(156,287)	38,381	(1,002,282)	244,330
Net income (loss)	$(243,306)	$(31,727)	$(3,003,431)	$280,364

Earnings (loss) per share – basic	$(0.16)	$(0.02)	$(1.94)	$0.18
Earnings (loss) per share – diluted	(0.16)	(0.02)	(1.94)	0.18
Dividends per share	0.00	0.00	0.10	0.00

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net Income (loss)	$(243,306)	$(31,727)	$(3,003,431)	$280,364

Other comprehensive income, net of tax:
Change in unrealized gain on securities
available-for-sale, net of deferred income
taxes and reclassification adjustment for
gains realized in income	(17,916)	226,911	859,741	651,539

Comprehensive income (loss)	$(261,222)	$195,184	$(2,143,690)	$931,903

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(3,003,431)	$280,364
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	494,082	633,570
Amortization	37,586	37,586
Premiums and discounts on securities	(104,215)	(115,591)
Stock based compensation	24,181	69,120
Provision for loan losses	5,022,681	580,600
Provision for losses on real estate owned	62,200	27,850
Gain on sale of investments	(142,783)	-
Gain on the sale of loans	(333,582)	(376,412)
Proceeds from sales of loans originated for sale	15,555,054	16,643,724
Loans originated for sale	(15,339,692)	(16,302,004)
Deferred income taxes	(1,386,858)	12,120
(Gain) loss on sale of property and equipment
and real estate owned	3,474	(31,986)
(Gain) loss on the sale of other repossessed assets	(100)	1,502
Income from bank-owned life insurance	(131,479)	(146,076)
Net change in operating accounts:
Accrued interest receivable and other assets	165,725	274,415
Deferred loan costs	56,763	(94,641)
Income taxes recoverable	229,518	196,687
Accrued expenses and accounts payable	(20,286)	111,854
Net cash provided by operating activities	1,188,838	1,802,682

Cash flows from investing activities:
Purchase of securities available-for-sale	(20,248,140)	(18,177,765)
Proceeds from sales of securities available-for-sale	6,120,121	-
Proceeds from maturities of securities available-for-sale	9,104,219	9,343,711
Proceeds from maturities of securities held to maturity	1,138,473	6,447,112
Purchase of Federal Home Loan Bank stock	(261,500)	-
Proceeds from redemption of Federal Home Loan Bank stock	293,900	600
Purchase of certificates of deposit	(2,166,361)	(14,981)
Maturities of certificates of deposit	100,000	200,000
Net change in loans receivable	20,003,878	(10,645,865)
Proceeds from redemption of Bank Owned Life Insurance policies	4,117,951	-
Purchases of property and equipment	(289,477)	(336,655)
Net proceeds from the sale of property and equipment	27,897	287,112
Net proceeds from sale of real estate owned and repossessed assets	486,701	128,732
Net cash provided (used) by investing activities	18,427,662	(12,767,999)
Cash flows from financing activities:
Net change in deposits	(12,470,506)	8,050,537
Net change in retail repurchase agreements	1,270,354	(1,695,666)
Proceeds from borrowed funds	7,000,000	-
Cash dividends paid	(155,087)	-
Net cash provided (used) by financing activities	(4,355,239)	6,354,871

Net increase (decrease) in cash and cash equivalents	15,261,261	(4,610,446)
Cash and cash equivalents - beginning of period	17,010,093	21,030,321
Cash and cash equivalents - end of period	$32,271,354	$16,419,875

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest on deposits and borrowed funds	$4,298,056	$5,813,092
Income taxes	128,700	17,300

Supplemental schedule of non-cash investing and financing activities:

Loans transferred to real estate acquired in settlement of loans	$1,614,088	$855,338

See notes to consolidated financial statements

FIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for interim reporting by First Bancshares, Inc. (the "Company") and its consolidated subsidiaries, First Home Savings Bank (the "Bank") and SCMG, Inc. are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying consolidated statement of financial condition as of June 30, 2008, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ Annual Report on Form 10-K for the year ended June 30, 2008. The results for these interim periods may not be indicative of results for the entire year or for any other period.

2.	ACCOUNTING DEVELOPMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. However, in February 2008, FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until the subsequent year. The adoption of this standard on July 1, 2008 was limited to financial assets and liabilities, and any non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis. See Note 6.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value.  The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting.  Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159.  Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The Company did not elect any fair value options as of July 1, 2008.

In April 2009, the FASB issued Financial Accounting Standards Board Staff Position (“FSP”) FAS 115−2 and FAS 124−2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115−2/124−2”). FSP FAS 115−2/124−2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115−2/124−2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to adopt FSP FAS 115−2/124−2 effective for the quarter ending June 30, 2009. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position and results of operations.

In April 2009, the FASB issued FSP FAS 157−4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157−4”). Under FSP FAS 157−4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157−4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to adopt FSP FAS 115−4 effective for the quarter ending June 30, 2009. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107−1 and APB 28−1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107−1 and APB 28−1”). FSP FAS 107−1 and APB 28−1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107−1 and APB 28−1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to adopt FSP FAS 107−1 and APB 28−1 effective for the quarter ending June 30, 2009. The adoption will not have an impact on the Company’s financial position and results of operations.

3.	EARNINGS PER SHARE

Basic earnings per share is based on net income or loss divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect, if any, of the issuance of shares eligible to be issued pursuant to stock option agreements.

The table below presents the numerators and denominators used in the basic earnings per common share computations for the three and nine month periods ended March 31, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Basic earnings per common share:
Numerator:
Net income (loss)	$(243,306)	$ (31,727)	$ (3,003,431)	$ 280,364
Denominator:
Weighted average common shares outstanding	1,550,815	1,550,815	1,550,815	1,550,815

Basic earnings (loss) per common share	$(0.16)	$(0.02)	$(1.94)	$ 0.18

Diluted earnings per common share:
Numerator:
Net income (loss)	$(243,306)	$ (31,727)	$ (3,003,431)	$ 280,364
Denominator:
Weighted average common shares outstanding	1,550,815	1,550,815	1,550,815	1,550,834

Basic earnings (loss) per common share	$(0.16)	$(0.02)	$(1.94)	$ 0.18

4.	COMMITMENTS

At March 31, 2009 and June 30, 2008, the Company had outstanding commitments to originate loans and fund unused lines of credit totaling $10.2 million and $19.2 million, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.

5.	STOCK OPTION PLAN

Effective July 1, 2006, the Company adopted SFAS No. 123R, Share-based Payments, using the modified prospective transition method. Prior to that date the Company accounted for stock option awards under APB Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with SFAS No. 123R, compensation expense for stock-based awards is recorded over the vesting period at the fair values of the award at the time of the grant. The recording of such compensation began on July 1, 2006 for shares not yet vested as of that date and for all new grants subsequent to that date.  The exercise price of options granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date. The Company assumes no projected forfeiture rates on its stock-based compensation.

The Company uses historical data to estimate the expected term of the options granted, volatilities, and other factors.  Expected volatilities are based on the historical volatility of the Company’s common stock over a period of time.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend rate is equal to the dividend rate in effect on the date of grant.  There were no grants made during either the fiscal year ended June 30, 2008 or the nine months ended March 31, 2009.

A summary of option activity under the 2004 Stock Option Plan (“Plan”) as of March 31, 2009, and changes during the nine months ended March 31, 2009, is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
			( in months)
Outstanding at beginning of period	60,500	$ 16.72	100
Granted	-	-
Exercised	-	-
Forfeited or expired	(38,500)	16.64
Outstanding at end of period	22,000	$ 16.85	90
Exercisable at end of period	9,200	$ 16.84

A summary of the Company’s non-vested shares as of March 31, 2009, and changes during the nine months ended March 31, 2009, is presented below:

Non-vested Options	Options	Weighted- Average Grant Date Fair Value

Outstanding at beginning of period	45,075	$ 5.99
Granted	-	-
Exercised	-	-
Vested	(2,400)	6.03
Forfeited or expired	(29,875)	5.91
Outstanding at end of period	12,800	$ 6.18

As of March 31, 2009, there was $19,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of approximately 10 months.

6.	FAIR VALUE MEASUREMENTS

Effective July 1, 2008, the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements," for financial assets and financial liabilities. In accordance with FSP No. 157-2, "Effective Date of FASB Statement No. 157," the Company will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities, until July 1, 2009.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Impaired Loans. The Company does not record impaired loans at fair value on a recurring basis.  However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Impaired loans measured at fair value typically consist of loans on non-accrual status and loans with a portion of the allowance for loan losses allocated specifically to the loan. Collateral values are estimated using Level 2 inputs, including recent appraisals and Level 3 inputs based on customized discounting criteria.  Due to the significance of the Level 3 inputs, impaired loans fair values have been classified as Level 3.

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
(dollars in thousands)

Securities-available-for-sale	$ -	$ 47,406	$ -	$ 47,406

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities, excluding impaired loans, measured at fair value on a non-recurring basis were not significant at March 31, 2009.

The following table summarizes financial assets measured at fair value on a non-recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
(dollars in thousands)

Impaired Loans	$ -	$ -	$ 7,350	$ 7,350

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

Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or loss or stockholders’ equity, to be consistent with the current period classification.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

General

First Bancshares, Inc. (the “Company”) is a unitary savings and loan holding company whose primary assets are First Home Savings Bank and SCMG, Inc.  The Company was incorporated on September 30, 1993, for the purpose of acquiring all of the capital stock of First Home Savings Bank in connection with the Bank's conversion from a state-charted mutual to a state-chartered stock form of ownership. The transaction was completed on December 22, 1993.

On March 31, 2009, the Company had total assets of $243.3 million, net loans receivable of $140.3 million, total deposits of $182.1 million and stockholders’ equity of $24.8 million. The Company’s common shares trade on The Nasdaq Global Market of The NASDAQ Stock Market LLC under the symbol “FBSI.”

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at March 31, 2009, compared to June 30, 2008, and the consolidated results of operations for the three-month and nine-month periods ended March 31, 2009, compared to the three-month and nine-month periods ended March 31, 2008, respectively. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended June 30, 2008.

Recent Developments and Corporate Overview

The continuing decline of the economy from 2008 into 2009 has created significant challenges for financial institutions such as First Home Savings Bank.  Dramatic declines in the housing market, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks.  In addition, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

In response to the crises affecting the U.S. banking system and financial markets and attempts to bolster the distressed economy and improve consumer confidence in the financial system, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (“EESA”).  The EESA authorizes the U.S. Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  Under the TARP Capital Purchase Program (“CPP”), the Treasury may purchase debt or equity securities from participating institutions.  The TARP also allows direct purchases or guarantees of troubled assets of financial institutions.  Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.  First Bancshares elected not to participate in TARP.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase expires at the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program, which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts (“TAGP”).  Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30,

2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  First Bancshares and First Home Savings Bank did not opt out of the TAGP; however, since neither the Company nor First Home Savings Bank has unsecured senior debt, we did elect to opt out of the DGP. The TLGP has been amended to allow participants to seek approval of applications to issue guaranteed convertible debt.

On February 17, 2009, President Obama signed The American Recovery and Reinvestment Act of 2009 (“ARRA”) into law.  The ARRA is intended to revive the US economy by creating millions of new jobs and stemming home foreclosures.  For financial institutions that have received or will receive financial assistance under TARP or related programs, the ARRA significantly rewrites the original executive compensation and corporate governance provisions of Section 111 of the EESA. Among the most important changes instituted by the ARRA are new limits on the ability of TARP recipients to pay incentive compensation to up to 20 of the next most highly-compensated employees in addition to the “senior executive officers,” a restriction on termination of employment payments to senior executive officers and the five next most highly-compensated employees and a requirement that TARP recipients implement “say on pay” shareholder votes.  Further legislation is anticipated to be passed with respect to the economic recovery.  However, the executive compensation limitations contained in the ARRA will not have an effect on First Bancshares, since it elected not to participate in TARP.

The Administration also announced in February 2009 its Financial Stability Plan (“FSP”) and Homeowners Affordability and Stability Plan (“HASP”). Many details of these plans have not been finalized.  The FSP is administrated by the U.S. Treasury and includes the following four key elements: (1) the development of a public/private investment fund essentially structured as a government sponsored enterprise with the mission to purchase troubled assets from banks with an initial capitalization from government funds; (2) the continuation of the Capital Assistance Program with the Treasury purchasing additional bank capital available only for banks that have undergone a new stress test given by their regulator; (3) an expansion of the Federal Reserve’s term asset-backed liquidity facility to support the purchase of up to $1 trillion in AAA–rated asset-backed securities backed by consumer, student and small business loans and possibly other types of loans; and (4) the establishment of a mortgage loan modification program with $5.0 billion in federal funds further detailed in the HASP.

The HASP is a voluntary program developed to help seven to nine million families restructure their mortgages to avoid foreclosure with $275 billion in government funding commitments.  The plan also develops guidance for loan modifications nationwide. However, it is mandatory for recipients of FSP financial assistance.  HASP provides programs and funding for eligible refinancing of loans owned or guaranteed by Fannie Mae or Freddie Mac, along with incentives to lenders, mortgage servicers, and borrowers to modify mortgages of “responsible” homeowners who are at risk of defaulting on their mortgage. The goals of HASP are to assist in the prevention of home foreclosures and to help stabilize falling home prices.

These programs are not expected to have any direct impact on First Bancshares since it has determined not participate in TARP and these related programs.  First Bancshares will benefit from these programs if they help stabilize the national banking system and aid in the recovery in the housing market.

In February 2009, the FDIC issued new deposit premium regulations providing for increases or premiums, higher premiums for institutions with secured debt (including FHLB advances and brokered deposits) and a special assessment in the second quarter of 2009 to replenish the fund.  Under these new deposit insurance premium regulations, the FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for four risk categories.  Each institution is assigned to one of four risk categories based on capital, supervisory ratings and other factors.  Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF.  Under FDICs risk-adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Initial base assessment rates are subject to adjustments  based on an institutions unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rate after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 34 basis points Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  The rule also includes authority for the FDIC to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding.

In addition to the regular quarterly assessments, as a result of the losses and projected losses attributed to failed institutions, the FDIC has adopted a rule imposing on every insured institution a special assessment equal to 20 basis points of its assessment base as of June 30, 2009 to be collected on September 30, 2009. The FDIC has indicated that if, its borrowing authority from the United States Treasury is increased, it would reduce the special assessment to 10 basis points. There is legislation pending to increase that borrowing authority from $30 billion to $100 billion (and up to $500 billion under special circumstances). The FDIC also proposed that it could increase assessment rates in the future without formal rulemaking.

The preceding is a summary of recently enacted laws and regulations that could materially impact our results of operations or financial condition.  This discussion is qualified in its entirety by reference to such laws and regulations and should be read in conjunction with “Regulation of First Home” discussion contained in our 2008 Annual Report on Form 10-K.

The Bank continues to operate under a Memorandum of Understanding (the “MOU”) with the Office of Thrift Supervision (the “OTS”). The MOU was entered into during the December 31, 2006 quarter. The MOU resulted from issues noted during the examination of the Bank conducted by the OTS, the report on which was dated in July 2006, and included deficiencies in lending policies and procedures, recent operating losses, and the need to revise both the business plan and the budget to enhance profitability.  The corrective actions required to be taken by the Bank under the MOU include, among others: (1) developing procedures concerning ongoing credit administration and monitoring; (2) continuing to identify, track and correct credit and collateral documentation exceptions and loan policy exceptions; (3) preparing and submitting to the Bank's Board of Directors an accurate and complete loan-to-one borrower report; (4) preparing and updating, where appropriate, a workout plan for each classified asset over $250,000; (5) adopting a revised loan loss allowance policy; (6) amending the Bank's appraisal policy to require written review of all appraisals prior to final loan approval; (7) adopting a revised loan policy that provides for underwriting guidelines, loan documentation, and credit administration procedures for unsecured loans; (8) either request the consent of the FDIC for the Bank's subsidiary, FYBAR Service Corporation, to hold real estate for investment or approve a plan for divestiture of such investment by June 30, 2007; (9) implementing corrective actions with respect to the previously conducted independent information technology audit; and (10) preparing, adopting and submitting to the OTS a comprehensive three year business plan and budget. The Company believes that the Bank has satisfactorily addressed all of the issues raised by the MOU. During July 2007, the OTS performed an on-site review of the progress made on resolving the issues discussed in the MOU. The Bank did not receive a formal report from the OTS on the results of this review.

In light of the current challenging operating environment, along with our elevated level of non-performing assets, delinquencies, and adversely classified assets, we may be subject to increased regulatory scrutiny, regulatory restrictions, and further enforcement actions. Such enforcement actions could place limitations on our business and adversely affect our ability to implement our business plans.  Even though we remain well-capitalized in terms of our capital ratios, the regulatory agencies have the authority to restrict our operations to those consistent with adequately capitalized institutions. For example, if the regulatory agencies were to implement such a restriction, we would likely have limitations on our lending activities and requirements to reduce our level of non-performing assets and be limited in our ability to utilize brokered funds, of which the Bank currently has none. In addition, the regulatory agencies have the power to limit the rates paid by the Bank to attract retail deposits in its local markets.  In addition, we may be required to provide notice to the OTS regarding any additions or changes to directors or senior executive officers and we would not be able to pay certain severance and other forms of compensation without regulatory approval.  Further, we may be required to reduce our levels of classified or non-performing assets within specified time frames.  These time frames might not necessarily result in maximizing the price which might otherwise be received for the properties.  In addition, if such restrictions were also imposed upon other institutions which operate in the Bank’s markets, multiple institutions disposing of properties at the same time could further diminish the potential proceeds received from the sale of these properties.  If any of these or similar restrictions are placed on us, it would limit the resources currently available as a well-capitalized institution.

Since the end of fiscal 2008, the Company and the Bank have had changes in senior management. On September 23, 2008, as was noted in the Company’s Annual Report to the SEC on Form 10-K, filed on September 26, 2008, Adrian C. Rushing, the Bank’s Chief Operating Officer, resigned his position to pursue another opportunity. The Bank reviewed the position description for the Chief Operating Officer, and decided to reassign several functions and responsibilities to other officers. The position of Operations Manager was created to manage the remaining functions and responsibilities. The position was filled from within the Bank in November 2008.

On October 28, 2008, Daniel P. Katzfey, President and Chief Executive Officer of both the Company and the Bank, and a director of both the Company and the Bank, resigned his positions.

The Company appointed Thomas M. Sutherland, Chairman of the Company’s and Bank’s Boards of Directors, to serve as the Interim Chief Executive Officer of the Company and the Bank.  Mr. Sutherland has served as Chairman of the Board of the Company’s and Bank’s Boards of Directors since 2005. In addition, the Company appointed Lannie E. Crawford, a Senior Vice President of the Bank, to serve as Interim President of the Company and the Bank.  Mr. Crawford joined the Bank in November 2007 and has more than 30 years of experience with financial institutions. The interim appointments of Mr. Sutherland as Chief Executive Officer of the Company and the Bank, and of Mr. Crawford as President of the Company and the Bank, were made permanent at the organizational meeting of the board of the Company and a special board meeting of the Bank on November 6, 2008.

R.J. Breidenthal was selected to fill the vacancy created on the Boards of Directors of Company and the Bank by Mr. Katzfey’s resignation.  Mr. Breidenthal served as an advisory director of the Company and the Bank from December 2006 to November 2008. Mr. Breidenthal serves on the Bank’s Loan Committee. Mr. Breidenthal is the first cousin of Thomas M. Sutherland, the Chairman of the Board and Chief Executive Officer of the Company and the Bank.

During the months of November and December 2008, in light of a continually worsening economy and the departure of several loan officers, the Bank conducted an in depth review and analysis of its loan portfolio primarily focusing on its commercial real estate, multi-family, development and commercial business loans. As a result of this review, the Bank added 65 loans with principal balances totaling $12.6 million to either the classified asset list or the internal watch list. Additionally, 33 loans which had appeared on either the classified asset list or the internal watch list at the end of November 2008 were downgraded. During the quarter ended December 31, 2008, based on this loan analysis and in light of the economic conditions, the Bank recorded a provision for loan losses of $4.4 million.

During the quarter ended March 31, 2009, the Bank continued its internal review and analysis of the loan portfolio, which contributed to an additional provision for loan losses of $643,000 during the quarter.

At its December 19, 2008 meeting, the Board of Directors, following extensive discussions over several months, determined that it was in the best interest of both the Bank and the Company to cash out the Bank Owned Life Insurance (“BOLI”) owned by the Bank. This decision resulted in an additional tax provision of $562,000. However, the benefits from the transaction in the form of additional liquidity provided by the proceeds, the elimination of a non-cash flowing asset and a reduction in the Company’s exposure to the increased risk that has been a significant factor in the marketplace over the last several months, more than offset the cost. As of March 31, 2009, the Company had received the cash proceeds from two of the three insurance companies that had issued policies under the BOLI plan. The remaining BOLI funds will be received no later than the end of calendar 2009.

Financial Condition

As of March 31, 2009, First Bancshares, Inc. had assets of $243.3 million, compared to $249.2 million at June 30. 2008.  The decrease in total assets of $5.9 million, or 2.4%, was the result of a decrease of $26.7 million in loans receivable, net and a decrease of $4.0 million, or 65.1%, in BOLI. This decrease was partially offset by increases in investments, including certificates of deposit, real estate owned, cash and cash equivalents and deferred tax assets, which totaled $7.5 million, $1.0 million, $15.3 million, and $1.4 million, respectively. Deposits decreased $12.5 million, and Federal Home Loan Bank of Des Moines advances increased by $7.0 million. At March 31, 2009, there was a total of $969,000 in loans originated for sale which were not yet funded by the purchasers. The decrease in deposits was partially offset by an increase of $1.3 million in retail repurchase agreements.

Loans receivable, net totaled $140.3 million at March 31, 2009, a decrease of $26.7 million, or 16.0%, from $167.0 million at June 30. 2008.  The decrease in loans is, in part, the result of decreased originations because of the current uncertainty in the economy, both local and national. These problems have affected many sectors of the economy and have created concerns for individuals and businesses. Housing sales, both new and existing, consumer confidence and other indicators of economic health in our market area have decreased over the last few months. The decrease in net loans is also due in part to the large increase in the allowance for loan losses during the nine months ended March 31, 2009.

The Company’s deposits decreased by $12.5 million, or 6.4%, from $194.6 million as of June 30, 2008 to $182.1 million as of March 31, 2009.  The decrease is the result of a number of factors, including depositors seeking higher yields available through non-bank entities and, in some cases, the need to use savings for living expenses due to loss of employment. The balance of the Company’s retail repurchase agreements, first introduced during fiscal 2007, increased by $1.3 million, or 27.3%, from $4.6 million at June 30, 2008 to $5.9 million at March 31, 2009.

As of March 31, 2009 the Company’s stockholders’ equity totaled $24.8 million, compared to $27.1 million as of June 30, 2008.  The decrease of $2.3 million was due to the net loss of $3.0 million during the first nine months of the fiscal year which was partially offset by a positive change in the mark-to-market adjustment, net of taxes, of $860,000 on the Company’s available for sale securities portfolio. In addition, there was a $25,000 increase resulting from the accounting treatment of stock based compensation. There was a special dividend of $0.10 per share on common stock, which totaled $155,000, paid during the period. The Company’s previously announced stock repurchase program expired on December 31, 2008. No shares of common stock were purchased under the program, and there is currently no stock repurchase plan in place.

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

Non-performing assets increased from $3.9 million, or 1.6% of total assets, at June 30, 2008 to $8.1 million, or 3.3% of total assets at March 31, 2009.  The Bank’s non-performing assets consist of non-accrual loans, past due loans over 90 days, impaired loans not past due or past due less than 60 days, real estate owned and other repossessed assets. The increase in non-performing assets consisted of an increase of $3.4 million in non-accrual loans and an increase of $1.0 million in real estate owned and an increase of $43,000 in other repossessed assets.  These increases were partially offset by a decrease of $282,000 in loans 90 days or more delinquent and still accruing interest, the increase in non-accrual loans consisted of increases of $465,000 in non-accrual residential mortgages, $2.9 million in non-accrual land loans, $140,000 in non-accrual second mortgages, $1.2 million in non-accrual commercial business loans and $12,000 in non-accrual consumer loans. These increases were partially offset by a decrease of $1.3 million in non-accrual commercial real estate loans. There were three loans totaling $360,000 past due 90 days or more and still accruing interest at June 30, 2008. All three became non-

accrual loans during the nine months ended March 31, 2009. At March 31, 2009, loans 90 days past due and still accruing consisted of two residential mortgage loans totaling $77,000. Almost all of the loans that became non-accrual or 90 days or more delinquent and still accruing as of March 31, 2009, were loans that had been on the Company’s list of watch credits at June 30, 2008, September 30, 2008 or December 31, 2008. The increase in non-performing assets is a result of two factors.  First was the current economic crisis which has had an adverse impact on individuals and businesses in the Company’s primary market areas, where very nearly all of the Company’s problem loans are located. Second, there were issues with the Bank’s underwriting of some of the loans that were originated prior to May 2008.  Since May 2008 the Bank has required that all loan originations, renewals and modifications to be approved by the Directors’ Loan Committee. As discussed below, management believes the allowance for loan losses as of March 31, 2009, was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.

As of June 30, 2008, there were 11 foreclosed properties held for sale totaling $1.2 million. During the nine months ended March 31, 2009 nine properties with a book value of $446,000 were sold resulting in a net loss of $67,000. In addition, during the nine month period there were provisions for losses on real estate owned totaling $62,000 for losses on real estate owned. Nineteen properties totaling $1.5 million were foreclosed and added to real estate owned during the nine months ended March 31, 2009. Real estate owned also increased as the result of $60,000 in costs needed to complete construction on one property. At March 31, 2009, there were 21 foreclosed properties held for sale totaling $2.2 million. There were also repossessed assets totaling $43,000 at March 31, 2009.

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

On the basis of management's review of its loans and other assets, at March 31, 2009, the Company had classified $6.0 million of its assets as substandard, $4.9 million as doubtful and $1.4 million as loss.  This compares to classifications at June 30, 2008 of $5.1 million substandard, $718,000 doubtful and none as loss.  The increase in classified loans to $12.3 million at March 31, 2009 from $5.8 million at June 30, 2008 was the result of an in-depth review and analysis of the Bank’s loan portfolio brought about by a continually worsening economy,  management changes and the departure of several loan officers. The review was begun in the quarter ended December 31, 2008 and continued throughout the quarter ended March 31, 2009. The review focused primarily on commercial real estate, multi-family, development and commercial business loans.

As a result of this review, during the quarter ended December 31, 2008, the Bank added 65 loans with principal balances totaling $12.6 million to either the classified asset list or the internal watch list. Additionally, 33 loans which had appeared on either the classified asset list or the internal watch list at November 30, 2008 were downgraded. During the quarter ended December 31, 2008, the Bank recorded a provision for loan losses of $4.2 million. The $4.2 million provision for loan losses included $3.2 million on 19 loans totaling $5.3 million made to six individuals or related parties. The largest provision was for $1.4 million on a $2.8 million subdivision development loan, brought about by cost overruns, diminishing collateral value and the weakening economic climate. The second largest provision was $667,000 on seven loans totaling $842,000 collateralized primarily by business assets and, to a lesser degree, by real estate, to related entities. The business is not generating sufficient cash flow to service its debt and the value of the business assets has significantly deteriorated. The next largest provision was $371,000 on three loans totaling $520,000 collateralized primarily by business assets of a company involved in the building trades. The business, and the value of the collateral, has deteriorated in the current economic climate, resulting in insufficient cash flows to meet debt service.

The review process continued in the quarter ended March 31, 2009. As a result, the Bank added 53 loans with principal balances totaling $3.9 million to either the classified asset list or the internal watch list. Additionally, 23 loans which had appeared on either the classified asset list or the internal watch list at December 31, 2008 were downgraded. During the quarter ended March 31, 2009, the Bank recorded a provision for loan losses of $643,000. The $643,000 provision included $458,000 on six loans totaling $1.5 million made to five individuals or related parties. The largest provision was $196,000 on two loans totaling $263,000 to a retail dealer of boats, motors, fishing equipment and other water sport related items.  In the current economic climate, the business has not been able to generate sufficient cash flow to service its debts. In addition, there were provisions of $74,000 on a loan of $88,000 to a recycling company, $68,000 on a loan of $139,000 to a trucking company, $61,000 on a loan of $405,000 to an internet service provider, and $60,000 on a loan of $444,000 to a company involved in the building trades. In all cases, these businesses have been hampered by slow payment or non-payment from existing customers, reductions in business from existing customers and a lack of new business.

In addition, classified assets at March 31, 2009 and June 30, 2008 included real estate owned and other repossessed assets of $2.3 million and $1.2 million, respectively.

In addition to the classified loans, the Bank has identified an additional $11.4 million of credits at March 31, 2009 on its internal watch list compared to $4.8 million at June 30, 2008, and $235,000 as special mention loans as of March 31, 2009. There were no loans categorized as special mention at June 30, 2008. Management has identified these loans as high risk credits and any deterioration in their financial condition could increase the classified loan totals. The increases in the internal watch list and loans special mention are primarily the result of the current state of the economy which had a negative impact on cash flows for both individuals and businesses. This, along with stricter internal policies, which have been in place during the last year, relating to the identification and monitoring of problem loans, has resulted in an increase in the number and the total dollar amount of loans identified as problem loans. During the nine months ended March 31, 2009, 69 loans totaling $6.8 million were removed from the watch list as a result of the resolution of the reasons they were on the watch list.

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

At March 31, 2009, the Company has established an allowance for loan losses of $6.5 million compared to $2.8 million at June 30, 2008.  The allowance represents approximately 111.0% and 103.9% of the total non-performing loans at March 31, 2009 and June 30, 2008, respectively.  The allowance for loan losses reflects management’s best estimate of probable losses inherent in the portfolio based on currently available information.  The Company believes that the allowance for loan losses as of March 31, 2009 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While the Company believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s financial condition and results of operations.  Future additions to the allowance may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.  In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators as part of the examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified its most critical accounting policy to be the policy related to the allowance for loan losses.

The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Non-performing Assets and Allowance for Loan Losses.”  Although management believes the levels of the allowance as of March 31, 2009 and June 30, 2008 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in additional losses.

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

General.  For the three months ended March 31, 2009, the Company reported a net loss of $(243,000), or $(0.16) per diluted share, compared to a net loss of $(32,000), or $(0.02) per diluted share, for the same period in 2008.  The increase in net loss for the 2009 period was due primarily to a decrease in net interest income and an increase in the provision for loan losses, which were partially offset by increases in non-interest income and income tax benefit, and a decrease in non-interest expense.

Net interest income.  The Company’s net interest income for the three months ended March 31, 2009 was $1.6 million, compared to $1.9 million for the same period in 2008.  The increase reflects a $747,000 decrease in interest income partially offset by a $448,000 decrease in interest expense.

Interest income. Interest income for the three months ended March 31, 2009 decreased $747,000, or 20.2%, to $2.9 million compared to $3.7 million for the same period in 2008. Interest income from loans decreased $675,000 to $2.3 million from $3.0 million in 2008. This was attributable to a decrease in average loans to $143.9 million during the 2009 period from $162.8 million during the comparable 2008 period, and to a decrease in the yield on loans to 6.49% during the three months ended March 31, 2009 from 7.40% during the comparable period in 2008. The decrease in average loans was the result of a decrease in lending volume during the 2009 quarter, and the decrease in yield was the result of a downward trend in interest rates between the two periods. Interest rates began to decrease during the quarter ended March 31, 2008 and continued to decrease for several months.

Interest income from investment securities and other interest-earning assets for the three months ended March 31, 2009 decreased $72,000 to $616,000 from $688,000 for the same period in 2008. The decrease was the result of a decrease in the yield on these assets to 3.37% for the 2009 period from 4.61% for the 2008 period which was partially offset by an increase in the average balance of these assets of $10.7 million to $71.2 million for the quarter ended March 31, 2009 from $60.5 million for the same period in 2008.

Interest expense. Interest expense for the three months ended March 31, 2009 decreased $448,000 or 24.7%, to $1.4 million from $1.8 million for the same period in 2008. Interest expense on deposits decreased $481,000 to $1.0 million in the three months ended March 31, 2009 from $1.5 million in the same period in 2008. The decrease resulted from a decrease in the average cost of deposits to 2.39% in the 2009 period from 3.28% in the

2008 period, and by a decrease in average interest-bearing deposit balances of $12.9 million to $169.5 million in the 2009 period from $182.4 million in the 2008 period. Interest expense on other interest-bearing liabilities increased $33,000 to $358,000 in the three months ended March 31, 2009 from $325,000 in the comparable period in 2008. The decrease in interest expense on other interest-bearing liabilities was due to a decrease in the average cost of other interest bearing liabilities to 4.24% during the 2009 period from 5.80% during the 2008 period, which was partially offset by an increase in the average balance of other interest-bearing liabilities of $11.6 million to $34.3 million during the 2009 period from $22.7 million during the 2008 period. The average outstanding balance of retail repurchase agreements increased to $5.3 million during the three months ended March 31, 2009 from $710,000 during the comparable period in 2008.

Net interest margin. The Company’s net interest margin decreased to 2.90% for the three months ended March 31, 2009 from 3.37% for the three months ended March 31, 2008.

Provision for loan loss. During the quarter ended March 31, 2009, the provision for loan losses was $643,000, compared to $428,000 for the quarter ended March 31, 2008.  For a discussion of this change, see “Non-performing Assets and Allowance for Loan Losses” herein.

Non-interest income.  For the three months ended March 31, 2009, non-interest income totaled $723,000, compared to $708,000 for the three months ended March 31, 2008.  The $15,000 increase between the two periods resulted primarily from profit of $143,000 on the sale of investments, and an increase in profit on the sale of loans of $32,000. These increases in non-interest income were partially offset by decreases of $76,000 in service charges and other fee income, $42,000 in gain on the sale of property and equipment and real estate owned and $33,000 in income from BOLI. The profit on the sale of investments available-for-sale was the result of the restructuring of a part of the securities portfolio. There was no gain or loss on the sale of securities available-for-sale during the 2008 period. The increase in gain on the sale of loans resulted from an increase in the volume of loans purchased by investors during the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. The reduction in income on BOLI was due to the cashing out of the BOLI policies.

Non-interest expense. Non-interest expense decreased by $93,000 from $2.2 million during the three months ended March 31, 2008 to $2.0 million for the three months ended March 31, 2009.  This was the result of decreases of $16,000, $68,000, $24,000 and $56,000 in compensation and benefits, occupancy and equipment expense, professional fees and other non-interest expense, respectively. These decreases were partially offset by an increase of $71,000 in deposit insurance premiums. The increase in deposit insurance premiums was due to an increase in the assessment rates, and to accruals for a special assessment, by the Federal Deposit Insurance Corporation.

Income tax expense.  State income tax expense and income tax benefits are recorded based on the taxable income or loss of each of the companies. Federal income taxes are calculated based on the combined income of the consolidated group. Pre-tax net income is reduced by non-taxable income items and increased by non-deductible expense items. The Company recorded a tax benefit of $156,000 for the three months ended March 31, 2009 as compared to a tax provision of $38,000 for the three months ended March 31, 2008. The tax provision for the quarter ended March 31, 2008 was larger than anticipated due to the effect of the loan write offs recorded during the quarter. Those write offs created a shift in deferred tax assets. The current tax liability increased at the effective current tax rate, while the deferred tax benefit from the timing difference decreased at the higher rate that the Company applies to its timing differences.

Results of Operations for the Nine Months Ended March 31, 2009 Compared to the Nine Months Ended March 31, 2008

General.  For the nine months ended March 31, 2009, the Company reported net a net loss of $(3.0) million, or $(1.94) per diluted share, compared to net income of $280,000, or $0.18 per diluted share, for the same period in 2008.  The decrease in net income for the 2008 period included decreases in net interest income and non-interest income and increases in the provision for loan losses and non-interest expense. These items were partially offset by a $1.2 million decrease in income taxes to a benefit of $1.0 million in the 2009 period from an expense of $244,000 in the 2008 period.

Net interest income.  The Company’s net interest income for the nine months ended March 31, 2009 was $5.3 million, compared to $5.4 million for the same period in 2008.  The increase reflects a $1.7 million decrease in interest income partially offset by a $1.6 million decrease in interest expense.

Interest income. Interest income for the nine months ended March 31, 2009 decreased $1.7 million, or 14.8%, to $9.6 million compared to $11.2 million for the same period in 2008. Interest income from loans decreased $1.4 million to $7.6 million from $9.0 million in 2008. This was attributable to a decrease in average loans to $153.5 million during the 2009 period from $159.7 million during the comparable 2008 period and to a decrease in the yield on loans to 6.54% during the nine months ended March 31, 2009 from 7.46% during the comparable period in 2008. The decrease in average loans was the result of a decrease in lending volume during the 2009 period, and the decrease in yield was the result of a downward trend in interest rates between the two periods and, to a lesser extent, by the increase in non-performing assets.

Interest income from investment securities and other interest-earning assets for the nine months ended March 31, 2009 decreased $261,000 to $2.0 million from $2.3 million for the same period in 2008. The decrease was the result of a decrease in the yield on these assets to 3.95% for the 2009 period from 4.75% for the 2008 period which was partially offset by an increase in the average balance of these assets of $4.6 million to $67.9 million for the nine months ended March 31, 2009 from $63.3 million for the same period in 2008.

Interest expense. Interest expense for the nine months ended March 31, 2009 decreased $1.6 million, or 27.4%, to $4.3 million from $5.9 million for the same period in 2008. Interest expense on deposits decreased $1.7 million to $3.2 million in the nine months ended March 31, 2009 from $4.9 million in the same period in 2009. The decrease resulted from a decrease in average interest-bearing deposit balances of $8.0 million to $173.3 million in the 2009 period from $181.3 million in the 2008 period.  The increase was also attributable to a decrease in the average cost of deposits to 2.47% in the 2009 period from 3.58% in the 2008 period. Interest expense on other interest-bearing liabilities increased $50,000 to $1.1 million in the nine months ended March 31, 2009 from $1.0 million in the comparable period in 2008. The increase in interest expense on other interest-bearing liabilities was due to an increase in the average outstanding balances of other interest-bearing liabilities to $28.8 million during the 2009 period from $23.4 million during the 2008 period, which was partially offset by a decrease in the cost of other interest-bearing liabilities to 4.87% during the 2009 period from 5.71% during the 2008 period. The average outstanding balance of retail repurchase agreements increased to $4.8 million during the nine months ended March 31, 2009 from $1.4 million during the comparable period in 2008.

Net interest margin. The Company’s net interest margin decreased to 3.18% for the nine months ended March 31, 2009 from 3.19% for the nine months ended March 31, 2008.

Provision for loan loss. During the nine months ended March 31, 2009, the provision for loan losses was $5.0 million, compared to $581,000 for the nine months ended March 31, 2008.  For a discussion of this change, see “Non-performing Assets and Allowance for Loan Losses” herein.

Non-interest income.  For the nine months ended March 31, 2009, non-interest income totaled $2.2 million, or approximately the same amount as for the nine months ended March 31, 2008, with a decrease of $20,000 between the two periods. There were decreases in service charges and other fee income, gain on the sale of loans, gain on the sale of property and equipment and real estate owned and income from BOLI, of $51,000, $43,000, $70,000 and $15,000, respectively. These decreases were partially offset by an increase of $16,000 in other non-interest income and a profit of $143,000 on the sale of securities available-for-sale. There was no profit or loss on the sale of securities available-for-sale during the 2008 period. The decrease in gain on the sale of loans was the result of low loan volume during the first six months of the period. The decrease in income from BOLI was the result of the decision to cash in the BOLI policies. The gain on the sale of securities available-for-sale was the result of restructuring a portion of the securities portfolio. The restructuring involved the sale of fixed-rate mortgage-backed securities totaling $6.1 million in book value. These securities were showing a significant level of extension risk. They were replaced in the portfolio by adjustable-rate mortgage-backed securities.

Non-interest expense. Non-interest expense totaled approximately $6.4 million for the nine months ended March 31, 2009, and the nine months ended March 31, 2008, with an increase of $13,000 between the periods.  This was the result of increases of $40,000, $4,000 and $71,000 in compensation and benefits, occupancy and equipment and deposit insurance premiums, respectively. These increases were partially offset by decreases in professional fees and other non-interest expense of $94,000 and $7,000, respectively. The increase in deposit insurance premiums was due to an increase in the assessment rates, and to accruals for a special assessment, by the Federal Deposit Insurance Corporation.  The decrease in professional fees was due to legal and accounting fees incurred during the nine months ended March 31, 2008 related to the Company’s efforts to go private, which did not recur in the nine month period ended March 31, 2009.

Income tax expense.  During the nine months ended March 31, 2009, an income tax benefit of $1.0 million was recorded, compared to income tax expense of $244,000 for the nine months ended March 31, 2008. The tax benefit on the pre-tax loss of over $4.0 million during the nine months ended March 31, 2009 was reduced as a result of the decision to cash in the Bank’s BOLI. Cashing in the BOLI required recording a tax provision of approximately $562,000. No tax provision was previously recorded on income from the BOLI. It did not become a taxable event until it was decided to cash in the policies.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At March 31, 2009, the Company had commitments to originate loans and fund unused lines of credit totaling $10.2 million.  The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Home Savings Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth First Home Savings Bank's actual capital and required capital amounts and ratios at March 31, 2009 which, at that date, exceeded the minimum capital adequacy requirements.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
At March 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
Tangible Capital (to adjusted total assets)	$22,157	9.22%	$ 3,605	1.50%	-	-
Tier 1 (Core) Capital (to adjusted total assets)	22,157	9.22	9,613	4.00	$12,016	5.00%
Total Risk Based Capital (to risk weighted assets)	23,869	17.20	11,099	8.00	13,874	10.00

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At March 31, 2009, First Home Savings Bank exceeded minimum requirements for the well-capitalized category.

Forward Looking Statements

The Company, and its wholly-owned subsidiaries, First Home Saving Bank and SCMG, Inc., may from time to time make written or oral “forward-looking statements,” including statements contained in its filings with the Securities and Exchange Commission, in its reports to shareholders, and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements may address:  future operating results; customer growth and retention; loan and other product demand; earnings growth and expectations; new products and services; credit quality and adequacy of reserves; technology; and our employees. The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users; the impact of changes in financial services’ laws and regulations; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing its “litigation”, improving its loan underwriting and related lending policies and procedures, collecting assets of borrowers in default, successfully resolving the MOU and managing the risks involved in the foregoing.

The foregoing list of factors is not exclusive. Additional discussions of factors affecting the Company’s business and prospects are contained in the Company’s periodic filings with the SEC.  The Company expressly disclaims any intent or obligation to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 4T.     Controls and Procedures

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report.

Based upon that evaluation, the Company’s  Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009 the Company’s  disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by the Company  in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by the Company  in the  reports that its files or submits under the Exchange Act is accumulated and communicated to its  management, including its  principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended March 31, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Use of proceeds - None.

(c ) Stock repurchases - None

Item 3.                Defaults Upon Senior Securities -  None

Item 4.                Submission of Matters to a Vote of Security Holders - None

         Item 5.                Other Information - None

Item 6.                Exhibits
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

FIRST BANCSHARES, INC.

Date:               May 14, 2009                                                   By:          /s/ Thomas M. Sutherland___
     Thomas M. Sutherland,
 Chief Executive Officer

Date:               May 14, 2009                                                   By:         /s/ Ronald J. Walters_
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

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas M. Sutherland, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Bancshares, Inc.;

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
Disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter ended (the registrant’s fourth fiscal quarter in the case of an annual report), that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date:  May 14, 2009                                                                                                 /s/ Thomas M. Sutherland
                                                                                                                                   Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald J. Walters, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Bancshares, Inc.;

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
Disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter ended (the registrant’s fourth fiscal quarter in the case of an annual report), that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date:  May 14, 2009                                                                  /s/ Ronald J. Walters
   Chief Financial Officer

                        Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18USC SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of First Bancshares, Inc. (the “Company”) for the quarterly period ended December 31, 2008 (the “Report”), I, Thomas M. Sutherland, Chief Executive Officer of the Company, hereby certify, pursuant to 18 USC Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

May 14, 2009                                                                                     By:  /s/ Thomas M. Sutherland
                                         Name:  Thomas M. Sutherland
  Chief Executive Officer

                   Exhibit 32.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18USC SECTION 1350 AS
ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of First Bancshares, Inc. (the “Company”) for the quarterly period ended December 31, 2008 (the “Report”), I, Ronald J. Walters, Chief Financial Officer of the Company, hereby certify, pursuant to 18 USC Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

May 14, 2009                                                                                     by:   /s/ Ronald J. Walters_________
        Name:  Ronald J. Walters
        Chief Financial Officer