Form 10-K
period 2009-06-30
FIRST BANCSHARES INC /MO/
filed 2009-09-28
CIK 912967

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  x     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __   No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    No x

As of September 28, 2009, the registrant had outstanding 1,550,815 shares of common stock.  The registrant's common stock is listed on the Nasdaq Global Market of The Nasdaq Stock Market LLC under the symbol "FBSI."  The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on The Nasdaq Stock Market LLC on December 31, 2008, was $22.8 million.  For purposes of this calculation, officers and directors of the registrant and the Employee Stock Ownership Plan are considered affiliates of the registrant.  The exclusion of the value of the shares owned by these individuals shall not be deemed an admission by the issuer that such person is an affiliates of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2009. (Parts I and II)

2.	Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders. (Part III)

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains certain "forward-looking statements" that relate to First Bancshares, Inc. (“Company” or “First Bancshares”) within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "intend," "should," "plan," "project," "estimate," "potential," "seek," "strive," or "try" or other conditional verbs such as "will," "would," "should," "could," or "may" or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate and about the Company and First Home Savings Bank (“Savings Bank” or “First Home”), projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our strategies. Our ability to predict results or the actual effects of our plans or strategies is inherently uncertain. Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets; results of examinations of us by the Office of Thrift Supervision, the Missouri Division of Finance (“Division”) and the Federal Deposit Insurance Corporation ("FDIC") or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the possibility that we will be unable to comply with the conditions imposed upon us by the Order to Cease and Desist issued by the OTS, including but not limited to our ability to reduce our non-performing assets, which could result in the imposition of additional restrictions on our operations; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies, principles and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; our ability to lease excess space in Company-owned buildings; and other risks detailed in this Annual Report. Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for the remainder of fiscal 2010 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's operating and stock performance.

PART I

Item 1.  Description of Business

General

First Bancshares, a Missouri corporation, was incorporated on September 30, 1993 for the purpose of becoming the holding company for First Home upon its conversion from a state-chartered mutual to a state-chartered stock savings and loan association ("Conversion").  The Conversion was completed on December 22, 1993.  At June 30, 2009, the Company had consolidated total assets of $229.9 million, total deposits of $189.2 million and stockholders' equity of $23.8 million.  The Company is not engaged in any significant activity other than holding the stock of First Home. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to operations of the Savings Bank. The Company's common shares trade on The Nasdaq Stock Market LLC under the symbol "FBSI."

The Savings Bank is a Missouri-chartered, federally insured stock savings and loan association organized in 1911.  The Savings Bank conducts its business from its home office in Mountain Grove and ten full service branch facilities in Marshfield, Ava, Gainesville, Sparta, Theodosia, Crane, Galena, Kissee Mills, Rockaway Beach and Springfield, Missouri.  The full service branch in Springfield, Missouri opened in July 2006.  In June  2009, the Savings Bank ceased the operations of a loan origination office in Springfield, Missouri. It was determined that the office, which opened in March 2007 for the purpose of originating loans on single-family residences for sale into the secondary market, would not produce the desired return on investment. The deposits of the Savings Bank are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").  As a Missouri-chartered savings and loan association, First Home derives its authority from, and is governed by, the provisions of the Missouri Savings and Loan Law ("Missouri Law") and regulations of the Missouri Division of Finance ("Division") and the Office of Thrift Supervision ("OTS").  See " – Regulation of First Home" below.

The Savings Bank provides its customers with a full array of community banking services.  The Savings Bank is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with other funding sources, to invest in residential mortgage loans, commercial real estate loans, land loans, second mortgage loans, consumer loans and commercial business loans, for its loan portfolio.  Excess funds are typically invested in securities and other assets.  At June 30, 2009, the Savings Bank's net loans were $133.2 million, or 57.9% of consolidated total assets. Gross loans of $137.1 million consisted of $71.1 million, or 51.9% of total loans, in residential mortgages, $39.8 million, or 29.0% of total loans, in commercial real estate loans, $7.4 million, or 5.4% of total loans, in land loans, $4.9 million, or 3.6% of total loans, in second mortgage loans, $4.0 million, or 2.9% of total loans, in consumer loans, and $9.8 million, or 7.2% of total loans, in commercial business loans.  Of loans maturing after June 30, 2010, at June 30, 2009, adjustable rate mortgage ("ARM") loans account for approximately 61.2% of loans secured by real estate and 58% of the gross loan portfolio.  See "-- Lending Activities" below.

Recent Developments and Corporate Overview

On August 17, 2009, the Company and the Bank each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist with the OTS.

Under the terms of the OTS orders, the Savings Bank and the Company, without the prior written approval of the OTS, may not:

•	Increase assets during any quarter;
•	Pay dividends;
•	Increase brokered deposits;
•	Repurchase shares of the Company’s outstanding common stock; and
•	Issue any debt securities or incur any debt (other than that incurred in the normal course of business).

Other material provisions of the order require the Bank and the Company to:

•	develop a business plan for enhancing, measuring and maintaining profitability, increasing earnings, improving liquidity and maintaining capital levels, acceptable to the OTS;
•	ensure the Savings Bank’s compliance with applicable laws, rules, regulations and agency guidelines, including the terms of the order;
•	not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the OTS;
•	not enter into, renew, extend or revise any compensation or benefit agreements for directors or senior executive officers;
•	not make any indemnification, severance or golden parachute payments;
•	enhance its asset classification policy;
•	provide progress reports to the OTS regarding certain classified assets;
•	submit a comprehensive plan for reducing classified assets;
•
develop a plan to reduce its concentration in certain loans contained in the loan portfolio and that addresses the assessment, monitoring and control of the risks association with the commercial real estate portfolio;

•
not enter into any arrangement or contract with a third party service provider that is significant to the overall operation or financial position of the Bank, or that is outside the normal course of business; and

•	prepare and submit progress reports to the OTS. The OTS orders will remain in effect until modified or terminated by the OTS.

All customer deposits remain insured to the fullest extent permitted by the FDIC. The Savings Bank expects to continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. Neither the Company nor the Savings Bank admitted any wrongdoing in entering into the respective Stipulation and Consent to the Issuance of a Cease and Desist Order. The OTS did not impose or recommend any monetary penalties.

For additional information regarding the terms of the orders, please see our Form 8-K that we filed with the SEC on August 18, 2009. Further, we may be subject to more severe future regulatory enforcement actions, including but not limited to civil money penalties, if we do not comply with the terms of the order.

Market Area

Similar to national trends, the Bank’s market area unemployment rate was higher as of June 2009 versus one year ago.  While the Bank’s market area unemployment rate has increased over the past year, it is somewhat lower than the national average.  Economic conditions in the Bank’s market areas, with the exception of a recent slight downturn in the housing market, have been relatively stable.  The overall condition of the primary market area can be characterized as stable, with modest growth potential, based on regional population and economic projections.

The Savings Bank is headquartered in the town of Mountain Grove, in Wright County, Missouri.  Wright County has a population of approximately 17,000 and its economy is highly diversified, with an emphasis on the beef and dairy industries.  Except for the branch office that opened in July 2006 in Springfield, Missouri, the Savings Bank's market area is predominantly rural in nature.  Its deposit taking and lending activities primarily encompass Wright, Webster, Douglas, Christian, Ozark, Stone, Taney and, since July 2006, Greene counties in Missouri.  Significant companies in the rural areas include Hutchens Steel, Bore Flex, Inc., Copeland Corporation, Dairy Farmers of America and WoodPro Cabinetry.  The Springfield, Missouri market has a number of  significant companies, including Kraft Foods, Willow Brook Foods, Bass Pro Shops, O'Reilly Automotive, Positronic Industries, Lauren Cook Company and Paul Mueller Company.  In addition, Missouri State University, St. John's Hospital and Cox Health Systems are major employers and contributors to the economic well-being of the Springfield, Missouri area.  The Savings Bank also transacts a significant amount of business in Texas County, Missouri.  The Savings Bank's market area, especially Ozark County because of its proximity to Norfolk and Bull Shoals lakes, has experienced a rather slow but steady growth from retirees. The Springfield market had shown robust growth and development for several years, and while that growth and development slowed substantially over the last 12 to 18 months, the market remains relatively strong.  Economic conditions in the Savings Bank's market areas have been relatively stable, in spite of the recent downturn in the housing market and the economy in general.

Selected Consolidated Financial Information

This information is incorporated by reference to pages 4 and 5 of the 2009 Annual Report to Stockholders ("Annual Report") attached hereto as Exhibit 13.

Average Balances, Yields Earned and Rates Paid

This information is incorporated by reference to page 24 of the Annual Report attached hereto as Exhibit 13.

Yields Earned and Rates Paid

This information is incorporated by reference to page 22 of the Annual Report attached hereto as Exhibit 13.

Rate/Volume Analysis

This information is incorporated by reference to page 25 of the Annual Report attached hereto as Exhibit 13.

Lending Activities

General.  Historically, the principal lending activity of the Savings Bank has been the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing one-to-four family owner occupied homes within its primary market area.  While the Savings Bank continues to actively seek originations of such loans, most of the fixed-rate loans of this type are currently originated for sale in the secondary market.  In an attempt to diversify its lending portfolio, the Savings Bank also originates commercial real estate loans, land loans, consumer loans, such as mobile home loans, automobile loans and loans secured by savings accounts, and commercial business loans.  The ratios of residential and commercial real estate loans to total loans has shifted gradually in recent years as a result of both this diversification and the minimal number of fixed-rate, one-to-four family loans originated for the portfolio.  Additionally, the Savings Bank both originated and purchased loans pursuant to the Small Business Administration's ("SBA") guaranteed programs between September 2000 and December 2005.  As of June 30, 2009, 16 commercial business and commercial real estate loans with an aggregate balance of $2.8 million had SBA guarantees.  The Savings Bank has not been active in SBA lending since December 2005.

In addition to loans within the Savings Bank's primary market area, the Savings Bank also has originated nine one-to-four family loans, nine commercial real estate loans, three land loans, one commercial business loan and seven consumer loans in Arkansas, Oregon, Kansas and eight other states.  The 29 loans had an aggregate balance of $5.0 million at June 30, 2009.  As of June 30, 2009 there was one loan of $247,000 collateralized by commercial real estate in excess of 90 days past due and one loan of $313,000 on commercial real estate more than 60 days, but less than 90 days, past due. Additionally, there was one out-of-state loan of less than $1,000 that was past due 25 days. The remaining 26 loans were performing according to their scheduled repayment terms.

At June 30, 2009, the Savings Bank's net loans receivable totaled $133.2 million, which represented 57.9% of consolidated total assets.  Historically, the Savings Bank has primarily originated adjustable rate loan products.  At June 30, 2009, adjustable rate loans with a maturity date after June 30, 2010 accounted for $82.1 million or 59.9% of the total loan portfolio and $79.1 million or 64.2% of loans secured by real estate. The Savings Bank focuses on serving the needs of its local community and strongly believes in a lending philosophy that emphasizes individual customer service and flexibility in meeting the needs of its customers.  During the four years ended June 30, 2006, the Savings Bank experienced a significant decline in the amount of its one-to-four family loan portfolio. While this trend was moderately reversed during the year ended June 30, 2007, during the years ended June 30, 2008 and 2009, the Savings Bank experienced decreases in its one-to-four family loan portfolio. During the year ended June 30, 2009, originations of one-to-four family loans, including those originated for sale in the secondary market, decreased by $6.0 million to $31.3 million from $37.3 million in the year ended June 30, 2008.   The decrease in one-to-four family originations for the portfolio during fiscal 2009 was the result of the decline in economic conditions during the period and the resulting negative impact on property values. In addition, the Savings Bank retained primarily adjustable rate in its portfolio and almost all one-to-four family loans with fixed interest rates were sold to other investors. While the origination of loans for others does not increase the Savings Bank's loan portfolio, it does provide the Savings Bank with the opportunity to generate fee income, and the ability to service its customer’s loans. In addition, the Savings Bank historically has retained some fixed-rate mortgage loans in its portfolio.  The retained loans generally have a higher interest rate than those loans originated for other investors.  Generally, fixed rate loans that are retained in the Savings Bank's portfolio are loans with smaller principal balances ($50,000 or less) where the value of the acreage is too great for the residence to qualify under the secondary market standard.

Loan Portfolio Analysis.  The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan as of the dates indicated. Construction loans are included in residential and commercial real estate loans depending on the type of security.  At June 30, 2009, the Savings Bank had $4.2 million, or 3.1% of total loans, in interim construction loans in its portfolio of which $1.4 million were for residential construction and $2.8 million were for commercial construction, as described below.  At June 30, 2008, the Savings Bank had $13.9 million, or 8.34% of total loans, in interim construction loans in its portfolio of which $4.4 million were for residential construction, $574,000 were for multi-family construction and $9.0 million were for commercial construction, as described below. Because of the amount of its construction loans, and the fact that most of these loans are made with the intent for them to convert to permanent financing, the Savings Bank does not separately disclose these types of loans.  The decrease in construction loans was the result of several factors, including significantly reduced demand for such loans, both by borrowers and by the Savings Bank, due to the economic climate,  and write downs, based on FASB 114 analyses, of certain existing loans.

	At June 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	{Dollars in thousands}
Type of Loan:
Real Estate Loans
Residential Mortgage	$ 71,141	51.89%	$ 75,992	44.83%	$ 86,530	53.57%	$ 82,519	55.59%	$ 89,220	54.36%
Commercial real estate (1)	39,816	29.04	53,730	31.69	40,331	24.97	37,097	24.99	41,492	25.28
Land	7,395	5.39	10,756	6.34	9,095	5.63	7,949	5.36	9,450	5.76
Second mortgage loans	4,900	3.57	7,103	4.19	4,828	2.99	3,659	2.47	4,161	2.54
Total mortgage loans	123,252	89.89	147,581	87.05	140,784	87.16	131,224	88.41	144,323	87.94

Consumer Loans:
Automobile loans	2,052	1.50	4,726	2.79	4,078	2.53	3,467	2.34	4,910	2.99
Savings account loans	1,165	0.85	1,468	0.87	1,504	0.93	1,709	1.15	1,709	1.04
Mobile home loans	267	0.19	2,977	1.76	3,589	2.22	2,438	1.64	2,139	1.30
Other consumer	561	0.41	1,007	0.59	2,860	1.77	1,060	0.71	979	0.60
Total consumer loans	4,045	2.95	10,178	6.01	12,031	7.45	8,674	5.84	9,737	5.93

Commercial business	9,817	7.16	11,769	6.94	8,700	5.39	8,532	5.75	10,057	6.13

Total loans	137,114	100.00%	169,528	100.00%	161,515	100.00%	148,430	100.00%	164,117	100.00%
Add:
Unamortized deferred loan costs, net of origination fees	235		304		171		184		201
Less:
Undisbursed loans in process	1		-		1		4,153		3,324
Allowance for possible loan
Losses	4,186		2,797		2,692		2,474		2,851
Total loans receivable, net	$133,162		$167,035		$158,993		$141,987		$158,143

____________
(1) Includes multi-family residential loans

One-to-Four Family Residential Loans.  The Savings Bank originates residential mortgage loans to enable borrowers to purchase existing homes, to construct new one-to-four family homes or refinance existing debt on their homes. At June 30, 2009, $71.1 million, or 51.9% of the Savings Bank's gross loan portfolio, consisted of residential mortgage loans (almost all of which are ARMs, with the principal amortizing over loan terms ranging from 10 to 30 years).  Since 1973 until fiscal 2006, the Savings Bank had originated almost exclusively ARM loan products. The Savings Bank originates ARMs, which generally allows, but does not require, the Savings Bank to adjust the interest rate once a year, up or down, not to exceed 2% per year.  Loans of this nature originated after 1988 generally were limited to a 6% maximum increase over the life of the loan. During the  year ended June 30, 2007, the Savings Bank began offering fixed rate one-to-four family residential mortgage lending in an effort to compete with products offered by other lenders.  Most of these loans were originated for sale in the secondary market.

The Savings Bank's lending policies generally limit the maximum loan-to-value ratio on one-to-four family residential mortgage loans originated for portfolio to 80% of the lesser of the appraised value or purchase price of the underlying residential property. A maximum loan-to-value ratio of 80% limits the Savings Bank's exposure and allows these loans to qualify for sale in the secondary market.  The Savings Bank requires title insurance, fire and casualty coverage and a flood zone determination on all residential mortgage loans originated or purchased.  All of the Savings Bank's real estate loans contain "due on sale" clauses.  In prior years, the Savings Bank's personnel prepared all property evaluations at no expense to the borrower unless the property was outside its normal lending territory or the loan exceeded $250,000, in which event, independent appraisers were utilized.  During fiscal 2006, the Savings Bank changed this practice and now obtains independent appraisals on all residential mortgage loans, as well as, all non-residential mortgage loans.

At June 30, 2009, the Savings Bank had $1.4 million in residential construction loans in its residential portfolio with maximum loan-to-value ratios of 80% based upon the estimated value upon completion.  Typically, the Savings Bank limits its construction lending to individuals who are building their primary residences.  Generally, loan proceeds are disbursed as construction progresses, based on invoices presented and inspections made.  Construction financing generally is considered to involve a higher degree of risk, and possibly loss, than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the estimated cost of construction and the accuracy of the initial estimate of the property's value at completion of construction or development. During the construction phase, a number of factors could result in delays and cost overruns.  The Savings Bank has sought to minimize this risk by primarily limiting construction lending to qualified borrowers in the Savings Bank's market area. At June 30, 2009, all $1.4 million in residential construction loans were custom construction loans which represented 1.0% of the total loan portfolio.  The majority of these loans are converted into permanent residential real estate loans.  During construction, these loans typically require monthly interest-only payments.  Once construction is completed, these loans convert to monthly principal and interest based on amortization schedules for conventional residential mortgages.

While construction loans inherently carry a higher level of risk than residential mortgage loans, at June 30, 2009, the Savings Bank’s construction loan portfolio had only one single family construction loan of $176,000 classified as substandard. There were  no construction loans classified as doubtful or loss at that date. In addition, at June 30, 2009, there was  one one-to-four family construction loan of  $241,000 on the Savings Bank’s watch list.

Second Mortgage Loans.  The Savings Bank originates  fixed and adjustable rate second mortgage loans that are generally  made on the security of the borrower's residence.  Loans typically  do not exceed 80% of the appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 10 years requiring monthly payments of principal and interest.  At June 30, 2009, second mortgage loans amounted to $4.9 million, or 3.6% of total loans of the Savings Bank.

During the year ended June 30, 2007, the Savings Bank began offering home equity lines of credit.  Home equity lines of credit have terms of up to ten years and carry an interest rate of prime with a monthly adjustment for those loans that, combined with the first mortgage, result in a loan-to-value ratio of no more than 80%. The Savings Bank no longer originates loans that, combined with the first mortgage, result in a loan-to-value ratio of greater than 80%.  These loans are included with either residential loans, if they have a first lien position, or second mortgages in the various schedules that are part of this report.  As of June 30, 2009, home equity lines of credit totaled $2.9 million, of which $1.1 million was included in the residential loan totals and $1.8 million was included with the second mortgage total.

Land and Commercial Real Estate Loans.  The Savings Bank had loans outstanding secured by land and commercial real estate of $47.2 million, or 34.4% of the Savings Bank's gross loan portfolio, at June 30, 2009.

The Savings Bank’s portfolio of commercial real estate loans, which includes loans primarily on farm land used in beef or dairy operations, was $39.8 million, or 29.0% of the total loan portfolio, and are primarily located in the Savings Bank's market area.  The average size of these loans is $316,000.  These loans typically are made with a fixed rate for one to five years and then adjust at least annually, thereafter, based on prime rate or the Constant Maturity Treasury Index ("CMT"). The Savings Bank's commercial real estate portfolio consists of loans on a variety of types of property  with no significant  concentrations by property type.  The Savings Bank's largest commercial real estate loan at June 30, 2009 was a $2.3 million loan.  The loan is for a term of three years and is collateralized by office buildings, a parking garage and parking lots located in Springfield, Missouri. At June 30, 2009, the loan was performing according to its repayment terms.

Of primary concern in commercial real estate lending is the feasibility and cash flow potential of the property along with the borrower's creditworthiness and the value of the underlying collateral.  Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties.  As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to supply and demand in the market in the type of property securing the loan and, therefore, may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.  Commercial real estate loans also tend to have shorter maturities than residential mortgage loans and may not be fully amortizing, meaning that they may have a significant principal balance or "balloon" payment due on maturity. Commercial real estate loans with principal balances totaling approximately $8.2 million have balance payments at maturity. In addition, commercial real estate properties, particularly industrial properties, are generally subject to relatively greater environmental risks than non-commercial properties and to the corresponding burdens and costs of compliance with environmental laws and regulations.  Also, there may be costs and delays involved in enforcing rights of a property owner against tenants in default under the terms of leases with respect to commercial properties.  For example, tenants may seek the protection of the bankruptcy laws, which could result in termination of lease contracts, reducing cash flow. Loans secured by farm properties are of particular concern since repayment is dependent upon the successful operation of the farming operations, which is greatly contingent on various factors outside the control of either the borrower or the Savings Bank.  These factors include adverse weather conditions, fluctuating market prices of both final product and production costs, factors affecting the physical condition of livestock and government regulations. While weather has been favorable for dairy and cattle operations over the past two years, price decreases for both milk and beef products in recent months have begun to squeeze these operations.

At June 30, 2009, the Savings Bank had eight loans secured by multi-family residential real estate, totaling approximately $2.9 million, or 2.1% of the Savings Bank's gross loan portfolio.  At June 30, 2009, all of these loans were performing in accordance with their repayment terms.  Multi-family real estate loans are generally originated at 80% of the appraised value of the property or selling price, whichever is less, and carry interest rates that are fixed for one to five years and then adjust annually based on the CMT with the principal amortized over 15 to 30 years.  Loans secured by multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential loans.  In addition, multi-family real estate loans carry risks similar to those associated with commercial real estate lending.

Land loans amounted to $7.4 million, or 5.4% of the gross loan portfolio at June 30, 2009 and are secured primarily by property located in the Savings Bank's primary market area. The Saving Bank’s land loans generally are of three types: loans on undeveloped land; loans on residential developments, and; loans on commercial development. At June 30, 2009, there were two land loans totaling $1.5 million, or 19.8%, of land loans on non-accrual status, one loan of $122,000, or 1.6%, of land loans at least 90 days delinquent and two loans totaling $406,000, or 5.5%, of land loans at least 60 days, but less than 90 days, delinquent.

Consumer Loans.  The Savings Bank's consumer loans consist of automobile loans, recreational vehicles, mobile home loans, savings account loans, and various other consumer loans.  At June 30, 2009, the Savings Bank's consumer loans totaled $4.0 million, or 3.0% of the Savings Bank's total loan portfolio. Subject to market conditions, management expects to continue to market and originate consumer loans as part of its strategy to provide a wide range of personal financial services to its depository customer base and as a means to enhance the interest rate sensitivity of the Savings Bank's interest-earning assets and its interest rate spread.

At June 30, 2009, the Savings Bank's loan portfolio secured by automobiles amounted to $2.1 million, or 1.5% of total loans.  These loans are originated directly with the borrower with a maximum term of 60 months.  The Savings Bank may lend up to 75% of the purchase price of a new automobile or up to 75% of the purchase price, not to exceed the National Automobile Dealers Association published loan value for a used vehicle.  The Savings Bank requires all borrowers to maintain automobile insurance, including collision, fire and theft insurance, with the Savings Bank listed as loss payee.

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

Consumer loans are considered more risky than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, mobile homes, boats and recreational vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  Consumer loans may also give rise to claims and defenses by a borrower against an assignee of such loans such as the Savings Bank, and a borrower may be able to assert against the assignee claims and defenses that it has against the seller of the underlying collateral.  The largest balance of consumer loans are loans for automobiles, boats, recreational vehicles, mobile homes and small unsecured loans.  At June 30, 2009, none of loans in the Savings Bank's consumer loan portfolio was 90 days or more past due.

Commercial Business Loans.  Commercial business loans consist of loans to businesses with no real estate as security, such as business equipment loans, farm equipment loans and cattle loans.  As of June 30, 2009, these loans totaled $9.8 million, or 7.2% of the Savings Bank's total loan portfolio.  The Savings Bank has, during the past several years, had a number of commercial business loans that have become problem loans. See "-- Non-Performing Assets and Delinquencies" and "-- Allowance for Loan Losses" for data on loans originated by the Savings Bank.

At June 30, 2009, the average size of commercial business loans was $46,000.  These loans  typically have  maturities of five years or less and have variable interest rates based on the prime rate.  The largest commercial business loan at June 30, 2009 was an amortizing term loan to a Branson, Missouri restaurant collateralized by restaurant equipment and guaranteed by a related entity. At June 30, 2009, the balance of this loan was $555,000 and all payments had been made according to terms.

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

Non-performing commercial business loans increased by $567,000 from $316,000 at June 30, 2008 to $883,000 at June 30, 2009.  This is a result of the economic environment, which has resulted in adverse market conditions  for most businesses.  As a result, no assurance can be given, however, that non-performing business loans will not increase in future periods.

Loan Maturity and Re-pricing

 The following table sets forth certain information at June 30, 2009 regarding the dollar amount of loans maturing or re-pricing in the Savings Bank’s portfolio based on their contractual terms to maturity or next re-pricing date, but does not include scheduled payments or potential prepayments.

			After
		After	Three
		One Year	Years
		Through	Through	After
	Within	Three	Five	Five
	One Year	Years	Years	Years	Total
	(In thousands)
Mortgage Loans
Residential Mortgage	$ 5,141	$ 3,661	$ 1,881	$60,458	$ 71,141
Commercial Real Estate	9,076	8,763	5,392	16,585	39,816
Land	4,048	1,008	317	2,022	7,395
Second Mortgage	224	553	298	3,825	4,900
Total Mortgage Loans	18,489	13,985	7,888	82,890	123,252

Consumer Loans
Automobile	166	1,305	581	-	2,052
Savings Account	1,065	63	37	-	1,165
Mobile Home	10	36	47	174	267
Other	147	141	224	49	561
Total Consumer Loans	1,388	1,545	889	223	4,045

Commercial Business Loans	4,170	2,042	2,141	1,464	9,817

Total Loans	$24,047	$17,572	$10,918	$84,577	$137,114

The following table sets forth the dollar amount of all loans due more than one year after June 30, 2009, which have fixed interest rates and have floating or adjustable interest rates.

	At June 30, 2009
	Non-	Commercial
	Commercial	Real Estate		Commercial
	Mortgage	And Land	Consumer	Business	Total
	Loans	Loans	Loans	Loans	Loans
	(In thousands)
Interest rate terms
on amounts due after
one year:
Fixed	$14,876	$10,740	$2,524	$2,847	$30,987
Adjustable	51,124	28,023	133	2,800	82,080
Total	$66,000	$38,763	$2,657	$5,647	$113,067

Loan Solicitation and Processing.  The Savings Bank's main source of loans is from contacts and relationships with real estate agents,  referrals from customers, and to a lesser extent walk-in applicants.  Once a loan application is received, a credit report, along with verification of income, is obtained.  An appraisal of the proposed collateral is then ordered. Real estate appraisals are completed by independent appraisers on all one-to-four family loans originated after March 2006 and on all other real estate secured loans.  The application is then reviewed by the loan officer and action is taken or loan write-up is presented to the Savings Bank's Directors’ Loan Committee if the amount is greater than the loan officer's lending authority.

Commercial business and commercial real estate loans are primarily obtained through referrals or loan officer contacts.  While loan officers are delegated reasonable commitment authority based on their experience and qualification, credit decisions on significant commercial business loans and commercial real estate loans are made by the Directors’ Loan Committee, which is made up of senior loan officers and members of the Board of Directors.

Consumer loans are originated through referrals and existing deposit and loan customers of the Savings Bank.  Consumer loan applications below set limits may be processed at branch locations or by loan documentation personnel at the main office.

Loan Originations, Purchases and Sales.  During the year ended June 30, 2007, the Savings Bank opened a loan origination office in Springfield, Missouri.  This office primarily originated fixed-rate, single-family loans for sale in the secondary market, as well as, to a lesser extent, fixed and adjustable rate single family loans for the Savings Bank's portfolio. The loan origination office was closed in June 2009, having operated at only break even during both fiscal 2008 and 2009.

The following table shows total mortgage loans originated, sold and repaid during the periods indicated.  No loans were purchased during the periods indicated. The significant decrease in loan originations was the result of several factors, including reduced loan demand resulting from the weak economic climate, and the Savings Bank concentrating its efforts on issues with the existing portfolio rather than on origination of new loans.

	Year Ended June 30,
	2009	2008
	(In thousands)

Total gross loans at beginning of year	$169,528	$161,515
Loans originated:
Secondary market loans	23,036	21,445
One-to-four family loans	8,246	15,794
Multi-family residential and commercial
real estate	6,990	17,862
Land	593	4,013
Total mortgage loans originated	38,865	59,114

Consumer loans:
Automobile loans	713	2,856
Deposit account loans	702	655
Mobile home loans	18	57
Other consumer loans	122	132
Total consumer loans originated	1,555	3,700

Commercial business loans originated	2,309	6,312

Loans sold:
Secondary market loans	23,352	22,343

Loans principal repayments	45,294	36,392

Other decreases:
Loans charged-off	4,171	1,222
Loans transferred to real estate owned	1,876	1,156
Loans transferred to repossessed assets	450	-
	6,497	2,378
Total gross loans at end of year	$137,114	$169,528

Loan Commitments.  The Savings Bank issues commitments for one-to-four family residential loans that are honored for up to 60 days from approval.  If the commitment expires, it is generally renewed upon request without penalty or expense to the borrower at the current market rate.  The Savings Bank had outstanding net loan commitments of $121,000 at June 30, 2009 compared to $793,000 at June 30, 2008. The decrease in outstanding loan commitments is primarily the result of the generally poor economic environment, generally more restrictive underwriting standards and the Savings Bank’s emphasis on issues relating to the existing loan portfolio. See Note 13 of the Notes to the

Consolidated Financial Statements contained in the Annual Report to Shareholders filed as Exhibit 13 to this report.

Non-Performing Assets and Delinquencies. The Savings Bank generally institutes collection procedures when a monthly payment is two to four weeks delinquent.  A first notice is generally mailed to the borrower, or a phone call is made.  If necessary, a second notice follows at the end of the next two week period.  In most cases, delinquencies are cured promptly. However, if the Savings Bank is unable to make contact with the borrower to obtain full payment, or, full payment is not possible and the Savings Bank cannot work out a repayment schedule, a notice to commence foreclosure may be mailed to the borrower.  The Savings Bank makes every reasonable effort, however, to work with delinquent borrowers.  Understanding that borrowers sometimes cannot make payments because of illness, loss of employment, or similar reasons, the Savings Bank will attempt to work with delinquent borrowers who are communicating and cooperating with the Savings Bank.

The Savings Bank generally follows the same collection procedures for non-mortgage loans.

The Savings Bank’s senior management team has implemented several new procedures and policies to reduce the risk of delinquent loans.  The following are some of the key elements  of the new policies and procedures:  all commercial credits with an aggregate loan balance of $100,000 or greater must be approved by the Director’s Loan Committee; individual loan officer commercial lending limits have been lowered; a Credit Administrator position was created to coordinate the loan review process, and; extensive loan officer training has established improved consistency throughout the organization.  Also, once a loan is 45 days past due, the loan is subject to a full evaluation by the individual loan officer to be presented to the Director’s Loan Committee to review and establish the proper loan grade.  Any loan graded a “watch” or worse is subject to a quarterly review by the loan officer.

These changes were established as a direct result of an extensive internal review of loans that was initiated in November 2008 following the changes in senior management. Classified assets increased by $5.0 million to $12.0 million at June 30, 2009, compared to $7.0 million of classified assets at June 30, 2008. The increase in classified assets is the result of the impact of current economic conditions on borrowers, both individuals and businesses, and the increased level of monitoring.

The Board of Directors is informed on a monthly basis as to the status of all mortgage and non-mortgage loans that are delinquent, as well as the status on all loans currently in foreclosure or real estate and repossessed assets owned by the Savings Bank through foreclosure or repossession.

The table below sets forth the amounts and categories of non-performing assets in the Savings Bank's loan portfolio at the dates indicated.  Loans are placed on non-accrual status when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past-due 90 days or more.  Any accrued but uncollected interest previously recorded on such loans is reversed in the current period and interest income is subsequently recognized upon collection.  The Savings Bank would have recorded interest income on non-accrual loans of $250,000 and $219,000 during the years ended June 30, 2009 and 2008, respectively, if such loans had been performing according to their terms during such periods.

Non-accrual loans increased from $2.3 million at June 30, 2008 to $3.0 million at June 30, 2009.  The increase in non-accrual loans was the result of increases of $499,000 in non-accrual residential mortgages and $401,000 in non-accrual commercial business loans, which were partially offset by decreases of $168,000 in non-accrual commercial real estate and land loans and $21,000 in non-accrual consumer loans.

The Savings Bank considers all non-accrual loans and loans past due 90 days or more to be impaired. These loans are closely monitored and any necessary additional action will be taken as warranted.

The following table sets forth information with respect to the Savings Bank's non-performing assets at the dates indicated.

	At June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans accounted for on a non-accrual
Basis:
Real estate:
Residential	$593	$94	$245	$322	$221
Commercial and land	1,714	1,882	2,171	306	1,112
Commercial business	717	316	467	65	1,502
Consumer	-	21	6	148	19
Total	$3,024	$2,313	$2,889	$841	$2,854

Accruing loans which are contractually
past due 90 days or more:
Real estate:
Residential	$-	$296	$278	$-	$63
Commercial and land	122	64	81	-	30
Commercial business	166	-	-	-	-
Consumer	-	-	-	3	55
Total	$288	$360	$359	$3	$148

Total of non-accrual and
90 days past due loans	$3,312	$2,673	$3,248	$844	$3,002

Real estate owned	1,549	1,206	291	497	340
Repossessed assets	158	-	2	-	-
Other non-performing assets:
Impaired loans not past due	-	-	-	-	2,004
Slow home loans (60 to 90 days
past due)	-	-	-	-	450
Total non-performing assets	$5,019	$3,879	$3,541	$1,341	$5,796

Total loans delinquent 90 days
or more to net loans	0.22%	0.22%	0.23%	0.59%	1.90%

Total loans delinquent 90 days
or more to total consolidated assets	0.13%	0.14%	0.15%	0.37%	1.23%

Total non-performing assets
to total consolidated assets	2.18%	1.56%	1.47%	0.59%	2.39%

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

As of June 30, 2009, the Savings Bank had loans with an aggregate outstanding balance of $10.3 million with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the non-accrual loan category.  These loans are reflected in the Savings Bank's classified assets, discussed below. In addition, the Savings Bank has identified an additional $13.4 million of loans on its internal watch list (discussed below) to review quarterly for any deterioration in their capacity to perform as agreed. The $13.4 million of watch list credits at June 30, 2009 included $7.8 million, $1.6 million, $1.5 million, $2.5 million and $47,000 of commercial real estate, land, commercial business, one-to-four family and consumer loans, respectively. The $4.7 million of watch list credits at June 30, 2008 included $2.1 million, $2.0 million, $480,000 and $119,000 of commercial real estate, commercial business, one-to-four family and consumer loans, respectively.

At June 30, 2009 and 2008 the aggregate amounts of the Savings Bank's classified assets as determined by the Savings Bank, and of the Savings Bank's general and specific loss allowances and charge-offs, were as follows:

	At June 30,
	2009	2008
	(In thousands)
Loss	$-	$-
Doubtful	4,188	718
Substandard assets	7,843	6,268
Sub total	12,031	6,986
Special mention	-	-
Total classified assets	12,032	6,986
Total watch list credits	13,415	4,671
Total assets of concern	$25,447	$11,657

General loss allowances	$4,186	$2,436
Specific loss allowances	-	361
Total loss allowances	$4,186	$2,797

Net charge-offs	$3,925	$1,186

The large increase in net charge-offs in fiscal 2009 compared to fiscal 2008 was the result of completing the foreclosure process on a number of loans during 2009, including several that were non-performing at the end of fiscal 2008.

The $1.5 million increase in substandard assets to $7.8 million at June 30, 2009 from $6.3 million at June 30, 2008, was primarily the result of the housing crisis that has evolved over the last 12 to 15 months and the related general downturn in the national and local economic conditions. These recent economic issues have prompted the Savings Bank to apply more stringent standards in its loan review process.

At June 30, 2009, the Savings Bank's largest substandard loan to one borrower consisted of one loan to an individual with an outstanding balance of $1.5 million.  At June 30, 2009, this loans was  almost nine months delinquent. The loan is collateralized by a subdivision development in Springfield, Missouri. This loan was written down by $1.4 million during the fourth quarter of fiscal 2009. While management believes the current balance reflects the net value of the property, the final financial impact resulting from disposal of the property will not be known until that time.

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

Real Estate Owned and Other Repossessed Assets

Real estate owned and other repossessed assets includes real estate and other assets acquired in the settlement of loans, which is recorded at the  estimated fair value less the estimated costs to sell the asset.  Any write down at the time of foreclosure is charged against the allowance for loan losses.  Subsequently, net expenses related to holding the property and declines in the market value are charged against income. At June 30, 2009, real estate owned consisted of twenty-one properties (thirteen single family residences, six commercial properties and two parcels  of vacant land) with a net book value of $1.5 million. At June 30, 2009, repossessed collateral consisted of boats, motors, boat trailers and related equipment with a book value of $112,000 and vehicles with a book value of $45,000. At June 30, 2008, real estate owned consisted of twelve properties (six single family residences, five commercial properties and one piece of vacant land) with a net book value of $1.2 million. There was no repossessed collateral at June 30, 2008.

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

The allowance for loan losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting for Creditors for Impairment of a Loan, as amended by SFAS 118, and allowance allocations calculated in accordance with SFAS 5, Accounting for Contingencies.  The level of the allowance reflects management’s continuing evaluations of delinquencies, charge-offs and recoveries, loan volumes and terms, changes in underwriting procedures, depth of the Company’s lending management, national and local economy, industry conditions, credit concentrations, and other external factors, including competition and legal and regulatory requirements, as well as trends in the foregoing.

The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.

The Savings Bank had an allowance for loan losses at June 30, 2009 and 2008 of $4.2 million and $2.8 million, respectively.  The Savings Bank began experiencing an increase in problem loans during fiscal year 2005.  This increase required a significant increase in the allowance for loan losses.  At June 30, 2007 the allowance for loan losses was $2.7 million, or 1.7%, of gross loans compared to $2.8 million, or 1.6%, of gross loans at June 30, 2008, and $4.2 million, or 3.1%, of gross loans at June 30, 2009.

Management believes that the allowance for loan losses was adequate at June 30, 2009 to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the Savings Bank's allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional provision based upon their judgment of information available to them at the time of their examination.  Any material increase in the allowance may adversely affect the Savings Bank's financial condition and earnings.

The following table sets forth an analysis of the Savings Bank's allowance for loan losses for the periods indicated.

	At or For The Year Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Allowance at beginning of period	$2,797	$2,692	$2,474	$2,851	$1,240
Provision for loan losses	5,314	1,291	426	1,520	2,333
Recoveries:
Residential real estate	7	3	24	5	1
Commercial real estate	91	1	8	-	9
Consumer	77	27	37	48	62
Commercial business	71	5	96	50	15
Total recoveries	246	36	165	103	87

Charge-offs:
Residential real estate	678	393	169	26	110
Commercial real estate	2,065	325	94	88	77
Consumer	175	62	32	223	415
Commercial business	1,253	442	78	1,663	207
Total charge-offs	4,171	1,222	373	2,000	809
Net charge-offs	3,925	1,186	208	1,897	722
Allowance at end of period	$4,186	$2,797	$2,692	$2,474	$2,851

Ratio of allowance to total loans
outstanding at the end of the
Period	3.05%	1.65%	1.59%	1.67%	0.46%
Ratio of net charge offs to average
Loans outstanding during the
Period	2.93%	0.74%	0.14%	1.29%	0.10%

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

Allowance for Loan Losses by Category

	At June 30,
	2009			2008			2007
		Percent			Percent	Percent		Percent	Percent
		Of	Percent		Of			Of
		Allowance	Of Gross		Allowance	Of Gross		Allowance	Of Gross
		to Out-	Loans in		to Out-	Loans in		to Out-	Loans in
		Standing	Category		Standing	Category		Standing	Category
		Loans in	To Gross		Loans in	To Gross		Loans in	To Gross
	Amount	Category	Loans	Amount	Category	Loans	Amount	Category	Loans
	(Dollars in thousands)
Real estate -- mortgage:
Residential	$ 749	1.06%	51.89%	$ 411	0.54%	44.83%	$ 164	0.19%	53.58%
Commercial	991	2.89	29.04	991	1.84	31.69	1,567	3.89	24.97
Land	176	2.38	5.39	196	1.82	6.34	119	1.31	5.63
Second mortgage loans	157	3.20	3.57	23	0.32	4.19	60	1.24	2.99
Consumer	86	2.13	2.95	228	2.24	6.01	239	1.99	7.44
Commercial business	2,027	20.66	7.16	948	8.06	6.94	543	6.24	5.39
Total allowance for
loan losses	$4,186	3.05%	100.00%	$2,797	1.65%	100.00%	$2,692	1.59%	100.00%

	At June 30,
	2006			2005
		Percent	Percent		Percent	Percent
		Of	Of Gross		Of	Of Gross
		Allowance	Loans in		Allowance	Loans in
		to Out-	Category		to Out-	Category
		Loans in	To Gross		Loans in	To Gross
	Amount	Category	Loans	Amount	Category	Loans
	(Dollars in thousands)
Real estate -- mortgage:
Residential	$ 222	0.27%	55.59%	$ 217	0.24%	54.36%
Commercial	726	1.96	24.99	759	1.83	25.28
Land	25	0.31	5.36	26	0.28	5.76
Second mortgage loans	31	0.86	2.47	32	0.76	2.54
Consumer	82	0.95	5.84	177	1.82	5.93
Commercial business	1,388	16.27	5.75	1,640	16.30	6.13
Total allowance for
loan losses	$2,474	1.67%	100.00%	$2,851	1.74%	100.00%

Securities Activity

Savings and loan associations have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various Federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank (“FHLB”) of Des Moines, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly.  Savings institutions are also required to maintain minimum levels of liquid assets which vary from time to time.  See "Regulation of First Home -- Federal Home Loan Bank System."  The Savings Bank may decide to increase its liquidity depending upon the availability of funds and comparative yields on securities in relation to return on loans.

Routine short-term investment decisions, which are reported monthly to the Board of Directors, are made by the Savings Bank’s President, Chief Financial Officer and Controller, who act within policies established by the Board. Those securities include federally insured certificates of deposit, FHLB time obligations, bankers acceptances, treasury obligations, U.S. Government agency obligations, mortgage-backed securities, bank qualifying municipal tax exempt bonds, and corporate bonds.  Securities not within the parameters of the policies require prior Board approval.  Securities are purchased for investment purposes.  The goals of the Savings Bank's investment policy are to select securities based on safety first, flexibility second and diversification third. In addition, as a result of the concern with interest rate risk exposure, there has been a focus on short-term investments.  At June 30, 2009, the Company's and the Savings Bank's securities portfolio totaled $49.5 million (of which $45.3 million were available for sale) and consisted primarily of federal agency obligations securities, federal agency mortgage-backed securities, common stocks, FHLB stock and municipal bonds.  For further information concerning the Savings Bank's securities portfolio, see Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report.

Securities Analysis

The following table sets forth the Company's and the Savings Bank's securities portfolio at carrying value at the dates indicated. Securities that are held-to-maturity are shown at amortized cost, and securities that are available-for-sale are shown at the current market value.

	At June 30,
	2009		2008		2007
	Book	Percent	Book	Percent	Book	Percent
	Value	Of	Value	Of	Value	Of
	(1)	Portfolio	(1)	Portfolio	(1)	Portfolio
	(Dollars in thousands)
Debt securities:
United States Government
and Federal agencies
obligations	$ 8,609	17.40%	$ 6,157	13.21%	$13,460	30.79%
Obligations of state and
political subdivisions	1,854	3.75	3,109	6.67	3,510	8.03
Federal agency mortgage-
backed securities	37,167	75.10	35,460	76.06	24,856	56.85
Total debt securities	47,630	96.25	44,726	95.94	41,826	95.67

Equity securities:
FHLB stock	1,581	3.19	1,613	3.46	1,614	3.69
Other	278	0.56	279	0.60	281	0.64
Total equity securities	1,859	3.75	1,892	4.06	1,895	4.33
Total securities	$49,489	100.00%	$46,618	100.00%	$43,721	100.00%

_____________
(1)
The market value of the Company's and the Savings Bank's securities portfolio amounted to $49.5 million, $46.7 million and $43.5 million at June 30, 2009, 2008 and 2007, respectively.  At June 30, 2009, the market value of the principal component of the Company's and the Savings Bank’s securities portfolio which were federal agencies mortgage-backed securities was $37.2 million.

       The following table sets forth the maturities and weighted average yields of the debt securities in the Company's and the Savings Bank's investment securities portfolio at June 30, 2009.

			After One Year		After Five Years
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
United States
Government
and Federal
agencies
obligations	$ -	-%	$ 6,605	3.53%	$2,004	3.23%	$ -	-%

Obligations of
state and
political
subdivisions	220	3.83	1,170	4.17	464	4.81	-	-

Mortgage-backed
securities	621	4.01	2,796	4.64	6,630	4.76	27,390	5.13
Total debt securities	$ 841		$10,571		$8,828		$27,390

At June 30, 2009, the Savings Bank held no security which had an aggregate book value in excess of 10% of the Company's stockholders' equity.

To supplement lending activities in periods of deposit growth and/or declining loan demand, the Savings Bank has invested in residential mortgage-backed securities.  Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.  For information regarding the carrying and market values of the Savings Bank's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements included in the Annual Report.  The Savings Bank has invested in federal agency securities issued by FHLMC, FNMA and Government National Mortgage Association ("GNMA").  As of June 30, 2009, 21.9% of the outstanding balance of the mortgage-backed securities had adjustable rates of interest that adjust within the next two years.  As of June 30, 2009, the Savings Bank's portfolio included $37.4 million of mortgage-backed securities purchased as investments to supplement the Savings Bank's mortgage lending activities.

The FHLMC, FNMA and GNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, one-to-four family residential mortgages issued by these government-sponsored entities.  As a result, the interest rate risk characteristics of the underlying pool of mortgages, such as fixed- or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  FHLMC and FNMA provide the certificate holder a guarantee of timely payments of interest and ultimate collection of principal, whether or not they have been collected.  GNMA's guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the U.S. government.  Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that reduce credit risk.  In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Savings Bank. At June 30, 2009, the Savings Bank owned no mortgage derivative products.

As of June 30, 2009, neither the Company nor the Savings Bank had investments in preferred or common stock of Fannie Mae or Freddie Mac.

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

Deposit Accounts.  Deposits are attracted from within the Savings Bank's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of its deposit accounts, the Savings Bank considers the rates offered by its competition, profitability to the Savings Bank, matching deposit and loan products and its customer preferences and concerns.  The Savings Bank does not have brokered deposits on its books. The Savings Bank generally reviews its deposit mix and pricing at least weekly, and adjusts it as necessitated by liquidity needs, the interest rate sensitivity gap position (which is the extent to which interest earning assets re-pricing during a specified time period exceed interest bearing liabilities re-pricing during the same time period, or vice versa) and competition.

The Savings Bank experienced a modest deposit decrease of $5.4 million during the year ended June 30, 2009. The money market savings account, first introduced late in calendar 2006, decreased by $5.2 million in fiscal 2009 from $39.9 million at June 30, 2008 to $34.7 million at June 30, 2009. Additionally, certificates of deposit decreased by $927,000 from $87.1 million at June 30, 2008 to $86.2 million at June 30, 2009. The decreases in money market savings and certificates of deposit were partially offset by increases in both non-interest-bearing checking accounts and interest-bearing checking accounts during the year. During most of the fiscal year ended June 30, 2009, with the exception our e-checking product, the rates paid by the Savings Bank were below the mid-point of the range of rates offered by competitors in each type and maturity of account. There were, however, two or three short periods of time during fiscal 2009, when the Savings Bank increased rates in selected maturities to improve cash flows. During those times the offering rates were near the top of those among our competitors.

The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 2009.

Weighted
Average					Percentage
Interest			Minimum		of Total
Rate	Term	Category	Amount	Balance	Deposits
				(Dollars in thousands)
0.00%	None	Non-interest bearing	$ 100	$ 14,740	7.79%
0.84	None	NOW accounts	100	32,485	17.17
1.08	None	Super Saver accounts	1,000	9,316	4.92
0.75	None	Savings accounts	25	11,778	6.22
1.96	None	Money Market Savings	10,000	34,711	18.34

		Certificates of deposit
1.30	3 months	Fixed term, fixed rate	500	841	0.44
2.06	6 months	Fixed term, fixed rate	500	9,070	4.79
2.38	9 months	Fixed term, fixed rate	500	1,847	0.98
3.12	11 months	Fixed term, fixed rate	500	5,005	2.65
2.40	12 months	Fixed term, fixed rate	500	12,501	6.61
2.98	15 months	Fixed term, fixed rate	500	1,794	0.95
2.72	18 months	Fixed term, fixed rate	500	1,284	0.68
3.49	21 months	Fixed term, fixed rate	500	26	0.01
3.24	24 months	Fixed term, fixed rate	500	6,687	3.53
3.49	27 months	Fixed term, fixed rate	500	26	0.01
3.54	30 months	Fixed term, fixed rate	500	507	0.27
3.49	33 months	Fixed term, fixed rate	500	26	0.01
3.58	36 months	Fixed term, fixed rate	500	1,217	0.64
4.05	48 months	Fixed term, fixed rate	500	572	0.30
4.08	60 months	Fixed term, fixed rate	500	2,323	1.23
3.65	72 months	Fixed term, fixed rate	500	22	0.01
Various	Various	Fixed term, adjustable rate	500	13,709	7.25
Various	Various	Jumbo certificates	100,000	28,731	15.20
				$189,218	100.00%

           The following table indicates the amount of the Savings Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2009.  Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

Jumbo
Certificates
Maturity Period	Of Deposit
(In thousands)
Three months or less	$ 6,566
After three through six months	6,171
After six through twelve months	7,040
After twelve months	8,954
Total	$28,731

    Time Deposits by Rates. The following table sets forth the time deposits in the Savings Bank classified by rates as of the dates indicated.

	At June 30,
	2009	2008
	(In thousands)
0.00 - 1.49%	$ 4,060	$ -
1.50 - 2.49%	26,881	11,561
2.50 - 3.49%	35,297	23,575
3.50 - 4.49%	6,384	22,754
4.50 - 5.00%	11,879	22,710
5.01 – 5.49%	1,566	6,290
Over 5.49%	121	225
Total	$86,188	$87,115

The following table sets forth the amount and maturities of time deposits at June 30, 2009.

	Amount Due
		More	More	More
		than	Than	than			Percent
		One Year	2 Years	3 Years			of Total
	One Year	thru	Thru	thru	After 4		Certificate
	Or less	2 Years	3 Years	4 Years	Years	Total	Accounts
	(In thousands)
0.00 - 1.49%	$ 831	$ 1,035	$ -	$2,194	$ -	$ 4,060	4.71%
1.50 - 2.49%	24,721	1,046	797	317	-	26,881	31.19
2.50 - 3.49%	23,236	9,577	1,553	399	532	35,297	40.95
3.50 - 4.49%	5,092	200	925	165	2	6,384	7.41
4.50 - 5.00%	5,633	4,184	1,160	902	-	11,879	13.78
5.01 – 5.49%	810	249	242	265	-	1,566	1.82
Over 5.49%	121	-	-	-	-	121	0.14
Total	$60,444	$16,291	$4,677	$4,242	$534	$86,188	100.00%

Deposit Flow. The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Savings Bank at the dates indicated.

	At June 30,
	2009			2008
		Percent			Percent
		Of	Increase		Of	Increase
	Amount	Total	(Decrease)	Amount	Total	(Decrease)
		(Dollars in thousands)

Non-interest bearing	$ 14,740	7.79%	$2,402	$ 12,338	6.34%	$ (378)
NOW checking	32,485	17.17	373	32,112	16.50	304
Regular savings
accounts	9,316	4.92	(1,422)	12,386	6.37	(223)
Super Saver accounts	11,778	6.22	(608)	10,738	5.52	(2,637)
Money Market
savings accounts	34,711	18.33	(5,193)	39,904	20.50	3,618
Fixed-rate
certificates
Which mature (1):
Within 1 year	52,859	27.95	(1,062)	53,921	27.72	3,651
After 1 year, but
Within 2 years	11,202	5.92	5,729	5,473	2.81	1,710
After 2 years, but
Within 5 years	3,923	2.07	315	3,608	1.85	1,298
	15	0.01	15
Adjustable-rate
certificates	18,189	9.61	(5,924)	24,113	12.39	(2,840)
Total
certificates	86,188	45.56	(927)	87,115	44.77	3,819
Total	$189,218	100.00%	$(5,375)	$194,593	100.00%	$ 4,503

______________
(1)
At June 30, 2009 and 2008, jumbo certificates of deposit amounted to $28.7 million and $27.0 million, respectively, and Individual Retirement Accounts (“IRAs”) amounted to $25.1 million and $23.0 million at those dates, respectively.

The following table sets forth the savings activities of the Savings Bank for the periods indicated.

	Years Ended June 30,
	2009	2008
	(In thousands)
Beginning balance	$194,593	$190,090
Net increase (decrease)
before interest credited	(9,596)	(1,692)
Interest credited	4,221	6,195
Net increase/(decrease) in
savings deposits	(5,375)	4,503
Ending balance	$189,218	$194,593

In the unlikely event the Savings Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company, as sole stockholder of the Savings Bank.  Substantially all of the Savings Bank's depositors are residents of the State of Missouri.

Retail Repurchase Agreements.  In December 2006, the Savings Bank began to offer retail repurchase agreements.  This was done to provide an additional product for its existing customer base and to attract new customers who would find the product beneficial.  Customers with large balances in checking accounts benefit by having those balances which exceed a predetermined level "swept" out of the checking account and into a retail repurchase account.  The repurchase account earns interest at a floating market rate and is uninsured. However, the balance is collateralized by designated investment securities of the Savings Bank.  At June 30, 2009, the balances of retail repurchase agreements totaled $5.7 million.

Borrowings.  Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes.  The Savings Bank also relies on advances from the FHLB-Des Moines to supply funds and to act as a source of liquidity, if needed.  The FHLB-Des Moines has served as the Savings Bank's primary borrowing source.  Advances from the FHLB-Des Moines are typically secured by the Savings Bank's first mortgage loans.  These advances require monthly payments of interest only with principal due at maturity and have fixed rates. At June 30, 2009, the Savings Bank had $10.0 million in advances from the FHLB-Des Moines.

The following tables set forth certain information concerning the Savings Bank's borrowings at the dates and for the periods indicated.

	At June 30,
	2009	2008	2007
Weighted average rate paid on
FHLB advances	3.05%	5.75%	5.75%

	Years Ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Maximum amounts of FHLB advances
outstanding at any month end	$29,000	$22,000	$25,000
Approximate average FHLB advances
Outstanding	$22,846	$22,000	24,077
Approximate average effective rate
paid on FHLB advances	5.14%	5.85%	5.76%

The FHLB-Des Moines functions as a central reserve bank providing credit for savings and loan associations and other member financial institutions.  As a member, the Savings Bank is required to own capital stock in the FHLB-Des Moines and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's retained earnings or on the FHLB's assessment of the institution's creditworthiness. The FHLB-Des Moines determines specific lines of credit for each member institution. As of June 30, 2009, the Savings Bank, based on the available collateral could have borrowed an additional $25.0 million in advances from the FHLB. During fiscal 2009, the Savings Bank determined to prepay $19.0 million in fixed-rate convertible advances with a weighted average interest cost of 5.88%. A penalty for the prepayment totaled just over $1.2 million, which amount is included in other operating expense.

Subsidiary Activities

Fybar Service Corporation ("Fybar") is a Missouri corporation wholly-owned by the Savings Bank.  Until May 2007, Fybar owned five rental properties, which were transferred to the Company.  The transfer of the real estate was done to comply with one of the requirements of the Memorandum of Understanding with the OTS, specifically that Fybar either divest itself of its real estate holdings or apply for an exception from the FDIC. Management believes that the transfer to the Company was the best and most expeditious way to meet the MOU requirement.  The transfer was done at the net book value on Fybar's books.  The Company took title to the properties, assumed the mortgage obligation to the Savings Bank, paid a portion of the difference between the net book value of the real estate and the balance of the mortgage in cash and executed a note payable to Fybar for the remainder of the difference. During the year ended June 30, 2008, the Company paid off its note to Fybar.

Fybar serves as Trustee on all the Savings Bank's deeds of trust, is a registered agent and receives limited income from credit life and accident and health policies written in conjunction with the Savings Bank's loans.

At June 30, 2009, the Savings Bank had an investment in Fybar of $612,000.

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

The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS.  A schedule of fees has also been established for the various types of applications and filings made by savings associations with the OTS.  The general assessment, paid on a semi-annual basis, is determined based upon the savings association's total assets, including consolidated subsidiaries, as reported in the savings association's latest quarterly thrift financial report.  For the first half of calendar 2009, the Savings Bank's assessment under the semi-annual assessment procedure was $51,000.  Based on the current assessment rates published by the OTS and First Home's total assets of approximately $241.7 million at March 31, 2009, First Home will be required to pay a semi-annual assessment of $55,000 for the second half of calendar year 2009.

If the OTS deems an institution to be in “troubled condition” (because it receives a composite CAMELS rating of 4 or 5, is subject to a cease and desist or consent order, a capital or prompt corrective action directive, or a formal written agreement, or because of other reasons), the institution will become subject to various restrictions, such as growth limits, requirement for prior application of any new director or senior executive officer, restrictions on dividends, compensation and golden parachute and indemnification payments, and restrictions on transactions with affiliates and third parties.  Higher assessment and application fees will also apply.

In addition, the OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution that fails to comply with these standards must submit a compliance plan.  In this regard, both the Company and the Savings Bank stipulated to Cease and Desist Orders from OTS in August 2009. For additional information regarding the Cease and Desist Orders, see "-Corporate Developments and Overview."

Insurance of Accounts and Regulation by the FDIC. The Savings Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC.  The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006.  Pursuant to the Emergency Economic Stabilization Act of 2008, which was enacted into law on October 3, 2008, FDIC insurance coverage was temporarily increased from $100,000 to $250,000 until December 31, 2013. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC applies risk-based assessment system under authority granted by the Federal Deposit Insurance Reform Act of 2005, which was enacted in 2006

(“Reform Act”). The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for four risk categories applied to its deposits, subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and  are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  The FDIC’s regulations include authority for the FDIC to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding.  No institution may pay a dividend if in default of the FDIC assessment.
The Reform Act provided the FDIC with authority to adjust the DIF ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%.  The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25%.

A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Savings Bank.  There can be no prediction as to what insurance assessment rates will be in the future.  Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS.  Management of the Savings Bank is not aware of any practice, condition or violation that might lead to termination of the Savings Bank’s deposit insurance.

On May 22, 2009, the Board of Directors of the FDIC voted to levy a special assessment on insured institutions as part of the agency’s efforts to rebuild the DIF and help maintain public confidence in the banking system.  The final rule establishes a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. The special assessment will be collected September 30, 2009.  Accordingly, the Savings Bank accrued $99,400 for this special assessment in June 2009.

The special assessment is assessed against assets minus Tier 1 capital rather than domestic deposits, but the assessment will be capped at 10 basis points of an institution’s domestic deposits so that no institution would pay an amount higher than they would have paid under the interim rule. The special assessment rule also permits the FDIC to impose two additional special assessments, each of the same amount or less, based on assets, capital and deposits as of September 30, 2009 and December 31, 2009, to be collected, respectively, on December 31, 2009 and March 30, 2010.  The FDIC has announced that the first of the additional special assessments is probable and the second is less certain.

Federal Home Loan Bank System.  The Savings Bank is a member of the FHLB-Des Moines, which is one of 12 regional FHLBs that administer the home financing credit function of member financial institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  At June 30, 2009, the Savings Bank had $10.0 million of outstanding advances from the FHLB-Des Moines.  See “Business -- Deposit Activities and Other Sources of Funds -- Borrowings” herein.

As a member, the Savings Bank is required to purchase and maintain stock in the FHLB-Des Moines.  At June 30, 2009, the Savings Bank had $1.5 million in FHLB-Des Moines stock, which was in compliance with this requirement.  In past years, the Savings Bank has received substantial dividends on its FHLB-Des Moines stock.  The average dividend yield for fiscal 2009, 2008 and 2007 was 0.94%, 4.46% and 4.97%, respectively.  There can be no assurance  that the FHLB-Des Moines will maintain its dividend at these levels.

The FHLBs continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future.  These contributions could also have an adverse effect on the value of FHLB stock in the future.  A reduction in value of the Savings Bank's FHLB stock may result in a corresponding reduction in the Savings Bank's capital.

Prompt Corrective Action.  The OTS is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institution's degree of under-capitalization. Generally, an institution is considered to be “undercapitalized” if it has a Tier 1 capital ratio of less than 4% (3% or less for institutions with the highest examination rating), a ratio of total capital to risk-weighted assets of less than 8.0%, or a ratio of Tier 1 capital to risk-weighted assets of less than 4.0%.  An institution that has a core capital ratio that is less than 3%, a capital ratio less than 6%, and a Tier I risk-based capital ratio of less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized."

Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically under-capitalized."  OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." The capital plan must include a guarantee by the institution’s holding company, capped at the lesser of 5.0% of the institution’s assets when it was on notice that it was undercapitalized, or the amount necessary to restore it to adequately capitalized status when it initially fails to comply with its capital restoration plan. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  Under various circumstances, the OTS also can take one or more of a number of further supervisory actions against an institution that is not at least adequately capitalized,, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2009, First Home was a "well capitalized" institution under the prompt corrective action regulations of the OTS.  The OTS defines “well capitalized” to mean that an institution has a core capital ratio of at least 5.0%, a ratio of total capital to risk-weighted assets of at least 10.0% and a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and is not subject to a written agreement, order or directive requiring it to maintain any specific capital measure.  An “adequately capitalized” institution is one that does not meet the definition of “well capitalized” and has a core capital ratio of at least 4.0%, a ratio of total capital to risk-weighted assets of at least 8.0% and a ratio of Tier 1 capital to risk-weighted assets of at least 4.0%.  The OTS may reclassify an institution to a lower capital category based on various supervisory criteria.  An “adequately capitalized” institution is subject to restrictions on deposit rates under the FDIC’s brokered deposit rule which covers, in some circumstances, deposits solicited directly by the institution.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness.  The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the Guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.  Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

Qualified Thrift Lender Test.  All savings associations, including First Home, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its total assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (“Code”).  Under either test, such assets primarily consist of residential housing related loans and investments.  A savings association that fails to meet the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a national bank charter.  At June 30, 2009, First Home maintained 76.9% of it portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Capital Requirements.  The OTS's capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% core capital ratio  and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed above also establish, in effect, minimum ratios of 2% tangible capital, 4% core capital (3% for institutions receiving the highest rating on the CAMELS system), 8% risk-based capital and,  4% Tier I risk-based capital. The OTS regulations also require that, in meeting the tangible, core and risk-based capital ratios, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier I and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At June 30, 2009, the Bank met each of these capital requirements, which is reflected in the  following table.

	At June 30, 2009
		Percent of
	Amount	Assets
	(Dollars in thousands)
Tangible capital	$21,140	9.32%
Minimum required tangible capital	3,402	1.50
Excess	$17,738	7.82%

Core capital	$21,140	9.32%
Minimum required core capital	9,071	4.00
Excess	$12,069	5.32%

Risk-based capital	$22,737	17.57%
Minimum risk-based capital requirement	10,351	8.00
Excess	$12,386	9.57%

Limitations on Capital Distributions.  OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  Generally, savings institutions, such as the Savings Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision or in troubled condition by the OTS may have its dividend authority restricted by the OTS.  The Savings Bank currently is required to file an application and receive approval of the OTS prior to paying any dividends or making any capital distributions.  For additional information, see “Item 1A -- Risk Factors--Risks Related to Our Market and Business--We are subject to the restrictions and conditions of Cease and Desist Orders from, and other commitments we have made to, the Office of Thrift Supervision. Failure to comply with the Cease and Desist Orders could result in additional enforcement action against us, including the imposition of monetary penalties.”

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

Loans to One Borrower.  Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower.  A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by specified readily-marketable collateral.  At June 30, 2009, the Savings Bank's largest extension of credit outstanding to any one borrower, including related entities, was $3.9 million, of which $1.1 million was unfunded.  This amount represents two participation loans secured by  a shopping center development in St. Joseph, Missouri. These loans were performing in accordance with their terms at that date.

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

Activities of Savings Associations and Their Subsidiaries.  When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may require.  Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the savings association or is inconsistent with sound banking practices or with the purposes of the Federal Deposit Insurance Act.  Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary.  The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the DIF.  If so, it may require that no DIF member engage in that activity directly.

Activities of Associations and Their Subsidiaries.  When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings institution must notify the FDIC and the OTS 30 days in advance and provide the information each agency may require.  Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

The OTS may determine that the continuation by a savings institution of its ownership, control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the savings institution or is inconsistent with sound banking practices or with the purposes of the Federal Deposit Insurance Act.  Based upon that determination, the FDIC or the OTS has the authority to order the savings institution to divest itself of control of the subsidiary.  The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the DIF.  If so, it may require that no DIF member engage in that activity directly.

Transactions with Affiliates. The Savings Bank's authority to engage in transactions with "affiliates" is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board's Regulation W.  The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution.  The Company and its non-savings institution subsidiaries would be affiliates of the Savings Bank.  In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  In addition, certain types of transactions are restricted to an aggregate percentage of the institution's capital. Collateral in specified amounts must be provided by affiliates in order to receive loans from an institution.  In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary. Federally insured savings institutions are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower.  In addition, these institutions are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.  An institution deemed to be in “troubled condition” must file a notice with the OTS and obtain its non-objection to any transaction with an affiliate (subject to certain exemptions).

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws.  Under such laws, the Savings Bank's authority to extend credit to executive officers, directors and 10% stockholders ("insiders"), as well as entities which such person's control, is limited.  The law restricts both the individual and aggregate amount of loans the Savings Bank may make to insiders based, in part, on the Savings Bank's capital position and requires certain Board approval procedures to be followed.  Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  There are additional restrictions applicable to loans to executive officers.

Community Reinvestment Act.  Under the Community Reinvestment Act (“CRA”), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the OTS, in connection with the examination of the Savings Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Savings Bank.  The OTS may use an unsatisfactory rating as the basis for the denial of an application.  Due to the heightened attention being given to the CRA in the past few years, the Savings Bank may be required to devote additional funds for investment and lending in its local community.  The Savings Bank was examined for CRA compliance and received a rating of outstanding in its latest examination.

Regulatory and Criminal Enforcement Provisions.  The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to the removal of officers or directors, receivership, conservatorship or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.1 million per day in especially egregious cases.  The FDIC has the authority to recommend to the Director of the OTS that an enforcement action be taken with respect to a particular savings institution. If the Director does not take action, the FDIC has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

Environmental Issues Associated with Real Estate Lending.  The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), a federal statute, generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste.  However, Congress asked to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.  In addition, lenders, such as the Savings Bank, may be subject to environmental liabilities with respect to real estate properties that are placed in foreclosure that they subsequently take title to.  For additional information, see Item 1A, “Risk Factors – Risks Related to Our Market and Business -- Our real estate lending also exposes us to the risk of environmental liabilities.”

To the extent that legal uncertainty exists in this area, all creditors, including the Savings Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Privacy Standards.  The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.  The Savings Bank is subject to OTS regulations implementing the privacy protection provisions of the GLBA. These regulations require the Savings Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

Anti-Money Laundering and Customer Identification.  Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") on October 26, 2001 in response to the terrorist events of September 11, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  In March 2006, Congress re-enacted certain expiring provisions of the USA Patriot Act.

Regulation of First Bancshares

General.  First Bancshares is a unitary savings and loan holding company subject to the regulatory oversight of the OTS.  Accordingly, the Company is required to register and file reports with the OTS and is subject to  regulation and examination by the OTS.  In addition, the OTS has enforcement authority over the Corporation and its non-savings institution subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.

Mergers and Acquisitions. The Company must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets.  In evaluating an application for the Company to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the DIF, the convenience and the needs of the community and competitive factors.

The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions; (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the states of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Activities Restrictions.  The GLBA provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below.  The GLBA also specifies, subject to a grandfather provision, that existing savings and loan holding companies may only engage in such activities.  The Company qualifies for the grandfathering and is therefore not restricted in terms of its activities.  Upon any non-supervisory acquisition by the company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be limited to those activities permitted multiple savings and loan holding companies by OTS regulation.  Multiple savings and loan holding companies may engage in activities permitted for financial holding companies, and certain other activities including acting as a trustee under deed of trust and real estate investments.

If the Savings Bank fails the qualified thrift lender test, the Company must, within one year of that failure, register as, and will become subject to, the restrictions applicable to bank holding companies.  See "Regulation of First Home -- Qualified Thrift Lender Test" for information regarding the Savings Bank's qualified thrift lender test.

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with recent accounting scandals.  The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934, including the Company.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996."  The rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995.  These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988).   For taxable years beginning after December 31, 1995, the Savings Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Savings Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year.  The un-recaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking.  In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

Distributions.  To the extent that the Savings Bank makes "non-dividend distributions" to the Company that are considered as made:  (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii)  from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Savings Bank's taxable income.  Non-dividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation.  However, dividends paid out of the Savings Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve.  Thus, any dividends to the Company that would reduce amounts appropriated to the Savings Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Savings Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if, the Savings Bank makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes).  See "Regulation of First Home – Limitations on Capital Distributions" for limits on the payment of dividends by the Savings Bank.  The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

Missouri Taxation

Missouri-based thrift institutions, such as the Savings Bank, are subject to a special financial institutions tax, based on net income without regard to net operating loss carry-forwards, at the rate of 7% of net income.  This tax is in lieu of certain other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by the Savings Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes.  In addition, First Home is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision except taxes on tangible personal property owned by the Savings Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law.  Missouri thrift institutions are not subject to the regular state corporate income tax.

There have not been any audits of the Savings Bank's state income tax returns during the past five years.

For additional information regarding taxation, see Note 9 of the Notes to the Consolidated Financial Statements included in the Annual Report.

Competition

The Savings Bank has been, and continues to be, a community-oriented savings institution offering a variety of financial resources to meet the needs of Wright, Webster, Douglas, Ozark, Christian, Stone, Taney and Green counties, Missouri.  The Savings Bank also transacts a significant amount of business in Texas county, Missouri.  The Savings Bank's deposit gathering and lending activities are concentrated in these market areas.  At June 30, 2009, the Savings Bank's offices were located in Mountain Grove, Marshfield, Ava, Gainesville, Sparta, Theodosia, Crane, Galena, Kissee Mills, Rockaway Beach, and Springfield, Missouri.

The Savings Bank is the only thrift institution based in Wright County, Missouri.  The Savings Bank faces strong competition in the attraction of savings deposits and in the origination of loans.  Its most direct competition for savings deposits and loans has historically come from other thrift institutions and from commercial banks, small loan companies and credit unions located in its primary market area, some with a state-wide or regional presence.  The Savings Bank also competes with securities firms, money market funds and mutual funds in raising deposits.  Many of these institutions are substantially larger and have greater financial resources than the Savings Bank.

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

The Savings Bank also believes it benefits from its focus on meeting the needs of it community  as well as its relatively high core deposit base.

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company and the Savings Bank.

Name	Age (1)	Position

Thomas M. Sutherland	57	Chairman of the Board and Chief Executive Officer of the Company and the Savings Bank

Lannie E. Crawford	58	President of the Company and the Savings Bank

Ronald J. Walters	59	Senior Vice President, Treasurer and Chief Financial Officer of the Company and the Savings Bank

Dale W. Keenan	46	Executive Vice President and Senior Lender of the Savings Bank
_________________
(1)	As of June 30, 2009.

The principal occupation of each executive officer of the Company is set forth below.  All executive officers reside in the Savings Bank's primary trade area in Missouri, unless otherwise stated. There are no family relationships among or between the executive officers, unless otherwise stated.

Thomas M. Sutherland was appointed as Chief Executive Officer of the Company and the Savings Bank effective November 6, 2008.  Mr. Sutherland, a resident of Springfield, Missouri, has served as Chairman of the Board of the Company’s and Savings Bank’s Boards of Directors since 2005. Previously, Mr. Sutherland was one of the owners and operators of the Sutherlands Home Improvement Centers group of stores.

Lannie E. Crawford was appointed as President of the Company and the Savings Bank effective November 6, 2008.  Mr. Crawford joined the Savings Bank in November 2007 and has more than 30 years of experience with financial institutions. Prior to joining the Company and the Savings Bank, Mr. Crawford served as Senior Vice President and Regional Manager of Sun Security Bank, Mountain Grove, Missouri from 2003 until November 2007.

Ronald J. Walters joined the Company and the Savings Bank on November 20, 2006 as Senior Vice President, Treasurer and Chief Financial Officer.  Mr. Walters, a CPA, was previously Senior Vice President, Secretary, Treasurer and Chief Financial Officer of Meta Financial Group and MetaBank in Storm Lake, Iowa from 2003 to 2006.  He has over 31 years experience in financial services.

Dale W. Keenan joined the Savings Bank on March 11, 2007 as Executive Vice President and Senior Lender.  Mr. Keenan was previously a Senior Vice President and Senior Lender for Heritage Bank of the Ozarks in Lebanon, Missouri from 2003 to 2007.  Mr. Keenan has over 25 years of experience in financial services.

Personnel

As of June 30, 2009, the Savings Bank had 93 full-time employees and 21 part-time employees.  The Savings Bank believes that employees play a vital role in the success of a service company and that the Savings Bank's relationship with its employees is good.  The employees are not represented by a collective bargaining unit.

Item 1A.  Risk Factors

An investment in our common stock is subject to risks inherent in our business. Before you invest in our common stock, you should be aware that there are various risks, including those described below, which could affect the value of your investment in the future. The trading price of our common stock could decline as a result of any of these risks, and you may lose all or part of your investment. The risk factors described in this section, as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that could have a material adverse effect on our business, including our operating results and financial condition. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. These risks could cause our actual results to differ materially from the expectations that we describe in our forward-looking statements. You should carefully consider the risks described below, together with all of the other information included or incorporated by reference in this Form 10-K, before making an investment decision.

We are subject to the restrictions and conditions of Cease and Desist Orders from, and other commitments we have made to, the Office of Thrift Supervision. Failure to comply with the Cease and Desist Orders could result in additional enforcement action against us, including the imposition of monetary penalties.

As discussed above under "Corporate Developments and Overview," we have entered into a Stipulation and Consent to the issuance of Order to Cease and Desist with the OTS.

Under the terms of the OTS orders, the Savings Bank and the Company, without the prior written approval of the OTS, may not:

•	Increase assets during any quarter;

•	Pay dividends;

•	Increase brokered deposits;

•	Repurchase shares of the Company’s outstanding common stock; and

•	Issue any debt securities or incur any debt (other than that incurred in the normal course of business).

Other material provisions of the order require the Savings Bank and the Company to:

•	develop a business plan for enhancing, measuring and maintaining profitability, increasing earnings, improving liquidity and maintaining capital levels, acceptable to the OTS;

•	ensure the Savings Bank’s compliance with applicable laws, rules, regulations and agency guidelines, including the terms of the order;

•	not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the OTS;

•	not enter into, renew, extend or revise any compensation or benefit agreements for directors or senior executive officers;

•	not make any indemnification, severance or golden parachute payments;

•	enhance its asset classification policy;

•	provide progress reports to the OTS regarding certain classified assets;

•	submit a comprehensive plan for reducing classified assets;

•
develop a plan to reduce its concentration in certain loans contained in the loan portfolio and that addresses the assessment, monitoring and control of the risks association with the commercial real estate portfolio;

•
not enter into any arrangement or contract with a third party service provider that is significant to the overall operation or financial of the Savings Bank, or that is outside the normal course of business; and

•	prepare and submit progress reports to the OTS. The OTS orders will remain in effect until modified or terminated by the OTS.

Our business may be adversely affected by credit risk associated with residential property.

At June 30, 2009, $71.1 million, or 51.9% of our total loan portfolio, was secured by one-to four-family residential real property. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. The decline in residential real estate values due to the downturn in the housing market has reduced the value of the real estate collateral securing the majority of our loans held for investment and has increased the risk that we will incur losses if borrowers default on their loans.  Continued declines in both the volume of real estate sales and the sales prices coupled with the current recession and the associated increases in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits.  These potential negative events may cause us to incur losses, adversely affect our capital, and damage our financial condition and business operations. These declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

Our loan portfolio includes loans with a higher risk of loss.

We originate residential mortgage loans (including second mortgage loans), construction loans, commercial mortgage and land loans, commercial business loans and consumer loans primarily within our market area. Generally, the types of loans other than residential mortgage loans have a higher risk of loss than residential mortgage loans.  We had $62.2 million or 45.36% of our total loan portfolio outstanding in these higher risk loans at June 30, 2009. We have had a significant increase in these types of loans since 1999, when we began to diversify the loan portfolio in order to mitigate other types of risk, such as interest-rate risk.  While diversification into construction, commercial real estate  and land, commercial business, and consumer loans may have reduced interest-rate risk as a result of their typically shorter terms and, in most cases, adjustable nature of their interest rates, they do expose a lender to greater credit risk than loans secured by residential real estate. The collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons and as discussed in detail under A-- Lending Activities”:

•
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

•	Commercial Business Loans. Repayment of these loans is dependent upon the successful operation of the borrower's businesses.

•
Consumer Loans.  Consumer loans (such as vehicle loans, mobile home loans and personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

•
Construction Loans.  Construction lending in lending involves the inherent difficulties of estimating the cost of the project and estimating a property's value at completion of the project.  If the estimate of construction cost proves to be inaccurate, we may need to advance funds beyond the original loan amount in order to complete the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;

•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	the duration of the loan;

•	the credit history of a particular borrower; and

•	changes in economic and industry conditions.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management’s expectations of future events; and

•	our specific reserve, based on our evaluation of non-performing loans and their underlying collateral.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

If our allowance for loan losses is not adequate, we may be required to make further increases in our provisions for loan losses and to charge-off additional loans, which could adversely affect our results of operations.

For the fiscal year ended June 30, 2009 we recorded a provision for loan losses of $5.3 million compared to $1.3 million for the fiscal year ended June 30, 2008, which severely impacted our results of operations for fiscal 2009.  We also recorded net loan charge-offs of $3.9 million for the fiscal year ended June 30, 2009 compared to $1.2 million for the fiscal year ended June 30, 2008.  We are experiencing increasing loan delinquencies and credit losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the local economy; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and non-performing loans. Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction loans, which represented 4.5% of our non-performing assets at June 30, 2009. In addition, slowing housing sales have been a contributing factor to the increase in non-performing loans as well as the increase in delinquencies. At June 30, 2009, our total non-performing loans increased to $3.3 million, or 2.4% of total loans, compared to $2.7 million, or 1.6% of total loans, at June 30, 2008. If current trends in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses. Moreover, until general economic conditions improve, we will continue to experience significant delinquencies and credit losses. As a result, we will continue to make provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

The current economic recession in the market areas we serve may continue to adversely impact our earnings and could increase our credit risk associated with our loan portfolio.

Our success depends primarily on the general economic conditions of the State of Missouri and the specific local markets in which we operate.  Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers located primarily in the eight counties of Wright, Webster, Douglas, Christian, Ozark, Stone, Taney and, since July 2006, Greene counties   in Missouri. As of June 30, 2009, substantially our entire real estate portfolio consisted of loans secured by properties located in Missouri, with only 21 real estate loans totaling $4.9 million secured by properties outside of Missouri. The local economic conditions in our market areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;

•	demand for our products and services may decline;

•	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans; and

•	the amount of our low-cost or non-interest bearing deposits may decrease.

Beginning in 2007 and continuing into 2009, the U.S. housing market has experienced significant adverse trends, including accelerated price depreciation in some markets and rising delinquency and default rates. Our construction and land loan portfolios, commercial and multifamily loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market. During the past year, evidence of this downturn became more apparent in the markets we serve, and contributed substantially to the increase in the provision for loan losses, the increases in delinquencies, foreclosures and repossessions. While we are inclined to think “the worst is over”, we realize that further declines in the markets will hurt our business. If real estate values continue to decline, the collateral for our loans will provide less security, and our ability to recover on defaulted loans by selling the underlying real estate will be diminished, making it more likely that we will suffer losses on defaulted loans. As a result of these trends, we have recently experienced an increase in delinquency and default rates, particularly in construction and land loans in our primary market areas. These trends if they continue or worsen could cause further credit losses and loan loss provisioning and could adversely affect our earnings and financial condition.

We have had losses and low earnings in recent years.

Our net income has decreased in recent years.  Net income was $363,000, $272,000, $1.3 million, and $2.3 million for the fiscal years ended June 30, 2008, 2007, 2005 and 2004, respectively.  We had net losses of $4.0 million and $173,000 for the fiscal years ended June 30, 2009 and 2006, respectively. Our return on average assets was 0.15%, 0.09%, 0.51%, and 0.87% for the fiscal years ended June 30, 2008, 2007, 2005, and 2004 and our return on average equity was 1.34%, 0.77%, 4.60%, and 8.49% for the same years.  Our returns on average assets and average equity were negative for the fiscal years ended June 30, 2009 and 2006, as we incurred net losses for those years. We face considerable challenges that will hinder our ability to improve our earnings significantly. These challenges include the restriction on our operations under the Cease and Desist Orders with the Office of Thrift Supervision, as discussed above, the increase in our problem loans, as discussed below, and our low interest rate spread. Our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on interest-bearing liabilities, declined from 2.96% for the year ended June 30, 2006 to 2.71% for the year June 30, 2007.  For the year ended June 30, 2008, our interest rate spread improved to 3.01%, but declined again during the year ended June 30, 2009 to 2.94%. While we have identified various strategic initiatives we are pursuing in our efforts to overcome these challenges and improve earnings, our strategic initiatives might not succeed in increasing our net income.

We have had a significant amount of problem loans and related losses.

Since 1999, we have focused our efforts on increasing our commercial business loan and commercial real estate loan portfolios.  However, as a result, we recognized substantial write-offs in the fiscal years ended June 30, 2009, 2008, 2006 and 2005.  Our ratio of non-performing assets to total assets  increased from 0.59% at June 30, 2006 to 1.47% at June 30, 2007, to 1.56% at June 30, 2008 and to 2.18% at June 30, 2009. Our total non-accruing loans increased from $841,000 at June 30, 2006 to $2.9 million at June 30, 2007,  decreased to $2.3 million at June 30, 2008 and increased to $3.0 million at June 30, 2009. The increase in non-performing loans between June 30, 2008 and June 30, 2009 was primarily attributable to the impact of current economic conditions on borrowers, both commercial and consumer.

At June 30, 2009, classified assets were $12.0 million, an increase from $7.0 million at June 30, 2008.  We also indentified an additional $13.4 million of loans at June 30, 2009 on our internal watch list that could increase our classified assets if there was further deterioration in their financial condition.  These loans include $2.4 million, $7.8 million, $1.6 million, $1.5 million and $47,000 of 1-4 family residential real estate, commercial real estate, land, commercial non-real estate and consumer loans, respectively.    Our internal watch list of $13.4 million as of June 30, 2009 reflects an increase of $8.7 million from $4.7 million at June 30, 2008.

Changes in interest rates may reduce our net interest income.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investment securities and the interest paid on interest-bearing deposits and borrowings.  We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other.  Over any period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa.  In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period.  In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected.  In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates.  Changes in levels of market interest rates could materially adversely affect our net interest margin, asset quality, origination volume and overall profitability.

We manage our assets and liabilities in order to achieve long-term profitability while limiting our exposure to the fluctuation of interest rates.  We anticipate periodic imbalances in the interest rate sensitivity of our assets and liabilities and the relationship of various interest rates to each other.  At any reporting period, we may have earning assets which are more sensitive to changes in interest rates than interest-bearing liabilities, or vice versa.  The fluctuation of market interest rates can materially affect our net interest spread, interest margin, loan originations, deposit volumes and overall profitability.  Additionally, there is a risk attributable to calculation methods (modeling risks) and assumptions used in the model to calculate our interest rate risk exposure, including loan prepayment and forward interest rate assumptions.

Continued or worsening credit availability could limit our ability to replace deposits and fund loan demand, which could adversely affect our earnings and capital levels.

Continued or worsening credit availability and the inability to obtain adequate funding to replace deposits and fund continued loan growth may negatively affect asset growth and, consequently, our earnings capability and capital levels. In addition to any deposit growth, maturity of investment securities and loan payments, we rely from time to time on advances from the Federal Home Loan Bank of Des Moines and certain other wholesale funding sources to fund loans and replace deposits. In the event the economy does not improve or continues to deteriorate, these additional funding sources could be negatively affected which could limit the funds available to us. Our liquidity position could be significantly constrained if we were unable to access funds from the Federal Home Loan Bank of Des Moines or other wholesale funding sources.

We are highly dependent on key members of our senior management team, which has changed significantly in the past five years, and we currently are being led by new senior management.

We are highly dependent on the continued efforts and abilities of our executive officers and key management personnel.  Their experience and industry contacts significantly benefit us. The loss of any of these individuals could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals.

During the past six years we have had four different Presidents and Chief Executive Officers.  Our current President was appointed to that position in November 2008 and has only been employed by the Company and the Savings Bank since November 2007.  In addition, our current Chief Executive Officer has only served in that position since November 2008; however, he has served as our Chairman of the Board of Directors since 2005.  Finally, our Chief Financial Officer has only been with the Company and the Savings Bank since November 2006, and many of our other key members of senior management have been with the Savings Bank for just over a year.

While we believe we have qualified individuals in place to succeed the individuals who have left the Savings Bank, these individuals will need to develop a cohesive and unified senior management team.  Any additional changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and profitability.

The FDIC has increased deposit insurance premiums to restore and maintain the federal deposit insurance fund, which has increased our costs.

During the second quarter of 2009, the FDIC increased deposit insurance assessment rates generally and imposed a special assessment of five basis points on each insured institution’s total assets less Tier 1 capital. This special assessment was calculated based on the insured institution’s assets at June 30, 2009, and will be collected on September 30, 2009. Based on the assets of First Home as of June 30, 2009 subject to the FDIC assessment, the special assessment totaled $99,000. This special assessment is in addition to the regular quarterly risk-based assessment. The FDIC has announced that an additional special assessment in 2009 of up to five basis points is probable.

The FDIC deposit insurance fund may suffer additional losses in the future due to bank failures. There can be no assurance that there will not be additional significant deposit insurance premium increases in order to restore the insurance fund’s reserve ratio.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.   In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any.  In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors.  Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially and adversely affected.

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

We are subject to extensive federal and state regulation and supervision, and, as discussed above, we currently operate under Cease and Desist Orders with the Office of Thrift Supervision which places restrictions on our business activities. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things.  Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in accounting standards may affect our performance.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we report and record our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in a retrospective adjustment to prior financial statements.

Legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies may not be successful in stabilizing the U.S. financial system or improving the housing market.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”) which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (“TARP”). The EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other “troubled assets.” EESA includes additional provisions directed at bolstering the economy, including:

•	authority for the Federal Reserve to pay interest on depository institution balances;
•	mortgage loss mitigation and homeowner protection;
•	temporary increase in FDIC insurance coverage from $100,000 to $250,000 through to December 31, 2013; and
•	authority for the Securities and Exchange Commission to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

Under the TARP, the Treasury has created a capital purchase program (“CPP”), pursuant to which it is providing access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier 1 capital.

EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose on financial institutions that participate in the CPP restrictions on executive compensation.

EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the Securities and Exchange Commission, and others to address the liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

In addition, the Internal Revenue Service has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an “ownership change” to utilize their pre-change net operating losses and net unrealized built-in losses. The relaxation of these limits may make significantly more attractive to acquire financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

The FDIC established its Temporary Liquidity Guarantee Program (“TLGP”) in October, 2008.  Under the interim rule for the TLGP, there are two parts to the program: the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”).   Eligible entities are participants unless they opted out on or before December 5, 2008 and pay various fees.

Under the DGP, the FDIC guarantees new senior unsecured debt certain convertible debt of an eligible holding companies and insured institutions issued no later than October 31, 2009.  The guarantee is effective through the earlier of the maturity date or June 30, 2012 (for debt issued before April 1, 2009) or December 31, 2012 (for debt issued on or after April 1, 2009) .  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009, or for certain institutions, 2% of liabilities as of September 30, 2008.

Under the TAGP, the FDIC provides unlimited deposit insurance coverage for non interest-bearing transaction accounts (typically business checking accounts), NOW accounts bearing interest at 0.5% or less, and certain funds swept into non interest-bearing savings accounts.  NOW accounts and money market deposit accounts are not covered.  The TAGP remains in effect for participants until December 31, 2009, and unless they opt out of the extension, through the extension period from January 1, 2010 through June 30, 2010.

The actual impact that EESA, ARRA and such related measures undertaken to alleviate the credit crisis, including the extreme levels of volatility and limited credit availability currently being experienced, is unknown. The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

We suspended our regular cash dividend.

On March 1, 2007, in response to our recent operating performance, our board of directors decided to suspend our regular cash.  The Company did not pay a dividend for six consecutive quarters. A special dividend of $0.10 per share of common stock was declared by the board of directors at its regular meeting in July 2008.  Whether we pay dividends in the future will depend on a number of factors, including capital requirements, our financial condition and results of operations, our ability to generate sufficient earnings to warrant the payment of dividends, tax considerations, statutory and regulatory limitations and general economic conditions.  In addition, our ability to pay dividends may depend, in part, on our receipt of dividends from the Savings Bank because the Company has minimal income sources beyond the earnings from the Savings Bank. Under the Cease and Desist Orders currently in place, both the Company and the Savings Bank must request permission from the OTS at least 30 days in advance of the proposed dividend payment and obtain a non-objection letter from the OTS.

Our real estate lending also exposes us to the risk of environmental liabilities.

In the course of our business, we may foreclose and take title to real estate, and we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

We rely on effective internal controls.

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

Item 2.  Properties

The following table sets forth information regarding the Savings Bank's offices as of June 30, 2009.

			Net Book
			Value
			as of	Land	Building
		Year	June 30, 2009	Owned/	Owned/	Square
Location	County	Opened	(In thousands)	Leased	Leased	Footage
Main Office
142 East First Street	Wright	1911	$ 987	Owned	Owned	15,476
Mountain Grove, MO 65711

Branch Offices
1208 N. Jefferson Street	Douglas	1978	237	Owned	Owned	3,867
Ava, MO 65608

103 South Clay Street	Webster	1974	237	Owned	Owned	3,792
Marshfield, MO 65706

203 Elm Street	Ozark	1992	454	Owned	Owned	3,321
Gainesville, MO 65655

7164 Highway 14 East	Christian	1995	193	Owned	Owned	3,000
Sparta, MO 65753

Business Highway 160 (2)	Ozark	1997	164	Owned	Owned	1,824
Theodosia, MO 65761

123 Main Street	Stone	1998	289	Owned	Owned	5,000
Crane, MO 65633

South Side of Square	Stone	1998	49	Owned	Owned	1,100
Galena, MO 65656

20377 US Highway 160	Taney	2000	738	Owned	Owned	3,386
Forsyth, MO 65653 (1)

2536 State Highway 176	Taney	2000	389	Owned	Owned	2,500
Rockaway Beach, MO 65740

(table continued on the following page)

			Net Book
			Value
			as of	Land	Building
		Year	6/30/09	Owned/	Owned/	Square
Location	County	Opened	(In thousands)	Leased	Leased	Footage
Drive-in Facilities
Route 60 and Oakland	Wright	1986	123	Owned	Owned	2,268
Mountain Grove, MO 65711

Drive-in Facilities
223 West Washington	Webster	1993	191	Owned	Owned	1,000
Marshfield, MO 65706

Loan Production Office
1411 East Primrose, Suite A	Greene	2007	1	Leased	Leased	5,100
Springfield, MO 65804 (3)

_____________
(1)	This office is located in Kissee Mills, Missouri, but has a mailing address in Forsyth, Missouri.
(2)	The Theodosia office was leased until the Savings Bank acquired the property at a sheriff’s sale on June 29, 2009.
(3)	The loan production office ceased operations on June 12, 2009 and the facility was leased by a new tenant on August 17, 2009.

Item 3.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained in the section captioned "Common Stock Information" in the Annual Report to Stockholders attached to this Form 10-K as Exhibit 13 is incorporated herein by reference.  In addition, the "Equity Compensation Plan Information" contained in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

Share Repurchase Activity

The Company completed 11 separate stock repurchase programs between March 9, 1994 and April 27, 2007.  On June 24, 2008, a repurchase program of 50,000 shares was initiated. This repurchase program terminated at the end of calendar 2008, without any shares having been purchased. As of June 30, 2009, 1,344,221 shares had been repurchased under repurchase programs at a cost of $19.1 million or an average cost per share of $14.22.

Item 6.  Selected Financial Data

This information is incorporated by reference to pages 5 and 6 of the 2009 Annual Report attached hereto as Exhibit 13.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Item 8.  Financial Statements and Supplementary Data

Independent Auditors Reports *
(a) Consolidated Statements of Financial Condition as of June 30, 2009 and 2008*
(b) Consolidated Statements of Operations for the Years Ended June 30, 2009 and 2008*
(c) Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2009 and 2008*
(d) Consolidated Statements of Cash Flows for the Years Ended June 30, 2009 and 2008*
(e) Notes to Consolidated Financial Statements*

* Contained in the Annual Report to Stockholders attached to this Form 10-K as Exhibit 13, which is incorporated herein by reference.  All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report to Stockholders.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in and no disagreements with the Company's independent accountants on accounting and financial disclosures during the two most recent fiscal years.

Item 9A(T).  Controls and Procedures

(a)             Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out as of June 30, 2009 under the supervision and with the participation of the Company's Chief Executive  Officer, Chief Financial Officer and several other members of the Company's senior management.  The Company's Chief

Executive Officer and Chief Financial Officer concluded that as of June 30, 2009 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow  timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)           Management’s Annual Report on Internal Control Over Financial Reporting: Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  The Company's internal control over financial reporting is a process designed under the supervision of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America.

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

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of June 30, 2009 is effective.

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

/s/ Thomas M. Sutherland                                                                                     /s/ Ronald J. Walters
Thomas M. Sutherland                                                                                           Ronald J. Walters
President and Chief Executive Officer                                                                                  Senior Vice President, Treasurer and
(Principal Executive Officer)                                                                                                     Chief Financial Officer
                                                   (Principal Financial Officer)

(c)            Changes in Internal Control Over Financial Reporting:  During the quarter ended June 30, 2009, no change occurred in the Company's  internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's  internal control over financial reporting.

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

Item 9B.  Other Information

     There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of the year ended June 30, 2009 that was not so disclosed.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company's equity compensation plans as of June 30, 2009.

(c)
Number of
Securities
	(a)	(b)	Remaining
Available for
	Number of		Future Issuance
	Securities to	Weighted-	Under Equity
	Be Issued Upon	Average	Plans
	Exercise of	Exercise Price	Compensation
	Outstanding	of Outstanding	(Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a))

Equity Compensation Plans approved by security holders:
Option Plan	22,000	16.85	88,000
Restricted stock plan	-	-	50,000

Equity Compensation Plans not
approved by security holders:	-	-	-

Total	22,000	16.85	138,000

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information contained in the section captioned "Transactions with  Management" and "Meetings and Committees of the Board of Directors and Corporate Governance Matters – Corporate Governance – Director  Independence" is included in the Company's Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the Company's fiscal year end, is incorporated herein by reference.

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

FIRST BANCSHARES, INC.

Date: September 28, 2009                                                                                By: /s/Thomas M. SutherlandThomas M. Sutherland
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Thomas M. Sutherland                                                                                          September 28, 2009
Thomas M. Sutherland
Chief Executive Officer
(Principal Executive Officer)

By: /s/Lannie E. Crawford                                                                                                 September 28, 2009
Lannie E. Crawford
President

By: /s/Ronald J. Walters                                                                                                  September 28, 2009
Ronald J. Walters
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

By: /s/Thomas M. Sutherland____                                                                               September 28, 2009
Thomas M. Sutherland
Chairman of the Board

By: /s/Harold F. Glass                                                                                                      September 28, 2009
Harold F. Glass
       Director

By: /s/John G. Moody __                                                                                               September 28, 2009
John G. Moody
Director

By: /s/D. Mitch Ashlock                                                                                                September 28, 2009
D. Mitch Ashlock
Director

By: /s/Billy E. Hixon                                                                                                       September 28, 2009
Billy E. Hixon
Director

By: /s/Robert J. Breidenthal __                                                                                    September 28, 2009
Robert J. Breidenthal
Director

EXHIBIT INDEX

EXHIBIT NUMBER                                                      EXHIBIT DESCRIPTION

13
2009 Stockholder Report.  Except for the portions of the 2008 Stockholder Report that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2008 Stockholder Report of the Company shall not be deemed filed as a part hereof.

21	Subsidiaries of the Registrant

23	Consent of Auditors

31.1	Rule 13a – 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a) Certification (Chief Financial Officer)

32.1	Rule 1350 Certification (Chief Executive Officer)

32.2 Rule 1350 Certification (Chief Financial Officer)