Form 10-Q
period 2009-09-30
FIRST BANCSHARES INC /MO/
filed 2009-11-13
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 1,550,815 shares outstanding at November 10, 2009.

FIRST BANCSHARES, INC.
AND SUBSIDIARIES
FORM 10-Q

Signatures	27

Exhibit Index	28

Certifications	29

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30,	June 30,
	2009	2009

ASSETS
Cash and cash equivalents	$27,621,980	$26,217,607
Certificates of deposit purchased	6,137,479	5,628,062
Securities available-for-sale	43,344,294	45,316,804
Securities held to maturity	2,415,302	2,591,510
Federal Home Loan Bank stock, at cost	1,580,800	1,580,800
Loans receivable, net	127,686,136	133,162,106
Loans held for sale	-	820,270
Accrued interest receivable	869,137	955,037
Prepaid expenses	460,119	399,753
Property and equipment, net	6,546,327	6,669,373
Real estate owned and other repossessed assets	1,367,136	1,706,615
Intangible assets, net	172,827	185,355
Deferred tax asset, net	1,448,188	1,838,785
Income taxes recoverable	417,581	274,583
Bank-owned life insurance	-	2,154,025
Other assets	378,841	414,068
Total assets	$220,446,147	$229,915,293

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$181,088,722	$189,217,878
Retail repurchase agreements	4,157,698	5,713,382
Advances from Federal Home Loan Bank	10,000,000	10,000,000
Accrued expenses	1,026,049	1,220,142
Total liabilities	196,272,469	206,151,402

Preferred stock, $.01 par value; 2,000,000 shares
authorized, none issued	-	-
Common stock, $.01 par value; 8,000,000 shares
authorized, 2,895,036 issued at September 30, 2009
and June 30, 2009, 1,550,815 shares outstanding at
September 30, 2009 and June 30, 2009	28,950	28,950
Paid-in capital	18,049,811	18,047,257
Retained earnings - substantially restricted	24,221,990	24,022,637
Treasury stock - at cost; 1,344,221 shares	(19,112,627)	(19,112,627)
Accumulated other comprehensive income	985,554	777,674
Total stockholders' equity	24,173,678	23,763,891
Total liabilities and stockholders' equity	$220,446,147	$229,915,293

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	September 30,
	2009	2008

Interest Income:
Loans receivable	$2,115,058	$2,731,075
Securities	500,618	617,400
Other interest-earning assets	48,146	68,645
Total interest income	2,663,872	3,417,120
Interest Expense:
Deposits	864,208	1,157,592
Retail repurchase agreements	17,503	26,481
Borrowed funds	57,909	323,239
Total interest expense	939,620	1,507,312
Net interest income	1,724,252	1,909,808

Provision for loan losses	51,324	149,197
Net interest income after
provision for loan losses	1, 672,928	1,760,611
Non-interest Income:
Service charges and other fee income	444,395	554,774
Gain on sale of loans	29,715	105,341
Gain on sale of property and real estate owned	47,847	6,480
Provision for loss on real estate owned	(35,000)	(8,000)
Income from bank-owned life insurance	15,064	53,366
Other	28,041	43,395
Total non-interest income	530,062	757,356
Non-interest Expense:
Compensation and employee benefits	933,975	1,128,628
Occupancy and equipment	383,259	479,807
Professional fees	123,162	114,250
Deposit insurance premiums	86,650	26,720
Other	334,833	407,792
Total non-interest expense	1,861,879	2,157,197

Income before taxes	341,111	360,770
Income taxes	141,758	116,031
Net income	$199,353	$244,739

Earnings per share – basic	$0.13	$0.16
Earnings per share – diluted	0.13	0.16
Dividends per share	0.00	0.10

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	September 30,
	2009	2008

Net Income	$199,353	$244,739

Other comprehensive income, net of tax:
Change in unrealized gain on securities
Available-for-sale, net of deferred income
taxes and reclassification adjustment for
gains realized in income	207,880	101,053

Comprehensive income	$407,233	$345,792

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$199,353	$244,739
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	141,279	164,893
Amortization	12,528	12,529
Net amortization of premiums and accretion of (discounts) on securities	35,043	(28,357)
Stock based compensation	2,554	13,248
Provision for loan losses	51,324	149,197
Provision for losses on real estate owned	35,000	8,000
Gain on the sale of loans	(29,715)	(105,341)
Proceeds from sales of loans originated for sale	869,891	4,039,530
Loans originated for sale	-	(3,574,656)
Deferred income taxes	283,506	(11,386)
Gain on sale of property and equipment
and real estate owned	(47,847)	(6,480)
Income from bank-owned life insurance	(15,064)	(53,366)
Net change in operating accounts:
Accrued interest receivable and other assets	41,395	(228,370)
Deferred loan costs	(5,113)	18,883
Income taxes recoverable	(142,998)	138,900
Accrued expenses and accounts payable	(218,108)	(62,613)
Net cash provided by operating activities	1,213,028	719,350

Cash flows from investing activities:
Purchase of securities available-for-sale	(1,968,160)	(6,862,679)
Proceeds from maturities of securities available-for-sale	4,220,821	2,664,142
Proceeds from maturities of securities held to maturity	175,985	109,377
Proceeds from redemption of Federal Home Loan Bank stock	-	287,700
Purchase of certificates of deposit purchased	(1,654,824)	(5,366)
Maturities of certificates of deposit purchased	1,145,407	100,000
Net decrease in loans receivable	4,901,690	8,242,079
Proceeds from redemption of bank owned life insurance policies	2,169,089	-
Purchases of property and equipment	(18,233)	(159,698)
Net proceeds from sale of real estate owned and repossessed assets	904,410	71,549
Net cash provided by investing activities	9,876,185	4,447,104

Cash flows from financing activities:
Net change in deposits	(8,129,156)	(5,254,684)
Net change in retail repurchase agreements	(1,555,684)	(274,753)
Cash dividends paid	-	(155,087)
Net cash used by financing activities	(9,684,840)	(5,684,524)

Net increase (decrease) in cash and cash equivalents	1,404,373	(518,070)
Cash and cash equivalents - beginning of period	26,217,607	17,010,093
Cash and cash equivalents - end of period	$27,621,980	$16,492,023

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest on deposits and borrowed funds	$989,614	$1,524,139
Income taxes	-	-

Supplemental schedule of non-cash investing and financing activities:

Loans transferred to real estate acquired in settlement of loans	$522,000	$295,210

See notes to consolidated financial statements

FIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for interim reporting by First Bancshares, Inc. (the "Company") and its consolidated subsidiaries, First Home Savings Bank (the "Bank") and SCMG, Inc. are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying consolidated statement of financial condition as of June 30, 2009, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ Annual Report on Form 10-K for the year ended June 30, 2009. The results for these interim periods may not be indicative of results for the entire year or for any other period.

2.	ACCOUNTING DEVELOPMENTS

Accounting Standards Codification  The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U. S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority federal securities laws are also sources of GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U. S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 320, “Investments – Debt and Equity Securities” New authoritative accounting guidance under ASC Topic 320, “Investments – Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before the recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their costs that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during fiscal year 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 810, “Consolidation.”  New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will become effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” New authoritative accounting guidance under ASC Topic 820, “Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market price of an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first fiscal quarter of 2010. Adoption of the guidance did not significantly impact the Company’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The foregoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 825, “Financial Statements,” New authoritative accounting guidance under ASC Topic 825, “Financial Statements,” requires an entity to provide disclosures about fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 are included in Note 6 – Fair Value Measurements.

FASB ASC Topic 855, “Subsequent Events,” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. Events occurring subsequent to September 30, 2009, have been evaluated as to their potential impact to these financial statements through the date of issuance, November 12, 2009.

FASB ASC Topic 860, “Transfers and Servicing,” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will become effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

3.	EARNINGS PER SHARE

Basic earnings per share is based on net income or loss divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect, if any, of the issuance of shares eligible to be issued pursuant to stock option agreements.

The table below presents the numerators and denominators used in the basic earnings per common share computations for the three month period ended September 30, 2009 and 2008.

	Three Months Ended
	September 30,
	2009	2008
Basic earnings per common share:
Numerator:
Net income	$199,353	$244,739
Denominator:
Weighted average common shares outstanding	1,550,815	1,550,815

Basic earnings per common share	$0.13	$0.16

Diluted earnings per common share:
Numerator:
Net income	$199,353	$244,739
Denominator:
Weighted average common shares outstanding	1,550,815	1,550,815

Basic earnings per common share	$0.13	$0.16

4.           COMMITMENTS

At September 30, 2009 and June 30, 2009, the Company had outstanding commitments to originate loans totaling $135,000 and $121,000, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.

5.	STOCK OPTION PLAN

The Company uses historical data to estimate the expected term of the options granted, volatilities, and other factors.  Expected volatilities are based on the historical volatility of the Company’s common stock over a period of time.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend rate is equal to the dividend rate in effect on the date of grant.  There were no grants made during either the fiscal year ended June 30, 2009 or the three months ended September 30, 2009. The exercise price of options granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date. The Company assumes no projected forfeiture rates on its stock-based compensation.

A summary of option activity under the 2004 Stock Option Plan (“Plan”) as of September 30, 2009, and changes during the three months ended September 30, 2009, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
			( in months)
Outstanding at beginning of period	22,000	$16.85	90
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at end of period	22,000	$16.85	87
Exercisable at end of period	11,200	$16.83

A summary of the Company’s non-vested shares as of September 30, 2009, and changes during the three months ended September 30, 2009, is presented below:

Non-vested Options	Options	Weighted- Average Grant Date Fair Value

Outstanding at beginning of period	10,800	$6.14
Granted	-	-
Exercised	-	-
Vested	-	-
Forfeited or expired	-	-
Outstanding at end of period	10,800	$6.14

As of September 30, 2009, there was $15,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately nine months.

6.	FAIR VALUE MEASUREMENTS

The fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

Valuation techniques require the use of inputs that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy for valuation inputs gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Impaired Loans. The Company does not record impaired loans at fair value on a recurring basis.  However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Impaired loans measured at fair value typically consist of loans on non-accrual status and loans with a portion of the allowance for loan losses allocated specifically to the loan. Collateral values are estimated using Level 2 inputs, including recent appraisals and Level 3 inputs based on customized discounting criteria.  As a result of the significance of the Level 3 inputs, impaired loans fair values have been classified as Level 3.

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)

Securities available-for-sale	$-	$43,344	$-	$43,344

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities, excluding impaired loans, measured at fair value on a non-recurring basis were not significant at September 30, 2009.

The following table summarizes financial assets measured at fair value on a non-recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)

Impaired Loans	$-	$-	$1,567	$1,567

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

On September 30, 2009, the Company had total assets of $220.4 million, net loans receivable of $127.7 million, total deposits of $181.1 million and stockholders’ equity of $24.2 million. The Company’s common shares trade on The Nasdaq Global Market of The NASDAQ Stock Market LLC under the symbol “FBSI.”

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at September 30, 2009, compared to June 30, 2009, and the consolidated results of operations for the three-month period ended September 30, 2009, compared to the three-month period ended September 30, 2008. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended June 30, 2009.

Recent Developments and Corporate Overview

The economic decline that began in calendar 2008 and that has continued thus far into calendar 2009 has created significant challenges for financial institutions such as First Home Savings Bank.  Dramatic declines in the housing market, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks.  In addition, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

As a result of the losses and projected losses attributed to failed institutions, the FDIC adopted a rule imposing on every insured institution a special assessment equal to 20 basis points of its assessment base as of June 30, 2009 to be collected on September 30, 2009. However, Congress increased the FDIC’s borrowing authority from $30 billion to $100 billion (and up to $500 billion under special circumstances). As the result of the increase in borrowing authority, the special assessment was reduced to five basis points which, in the case of the  Bank, amounted to $104,000 which was paid at the end of September 2009. As of June 30, 2009, $99,000 had been accrued toward this assessment. A proposal has been put forth to have the FDIC require financial institutions, with some exceptions, prepay up to 39 months of assessments during the first quarter of calendar 2010. Such a prepayment would improve the ability to handle the projected losses to the fund.

On August 17, 2009, the Company and the Bank each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist (“Orders”)  from the OTS.   Under the terms of the OTS Orders, the Bank and the Company, without the prior written approval of the OTS, may not:

•	Increase assets during any quarter;
•	Pay dividends;
•	Increase brokered deposits;
•	Repurchase shares of the Company’s outstanding common stock; and
•	Issue any debt securities or incur any debt (other than that incurred in the normal course of business).

           Other material provisions of the Orders require the Bank and the Company to:

•	develop a business plan for enhancing, measuring and maintaining profitability, increasing earnings, improving liquidity, maintaining capital levels, acceptable to the OTS;

•	ensure the Bank’s compliance with applicable laws, rules, regulations and agency guidelines, including the terms of the order;
•	not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the OTS;
•	not enter into, renew, extend or revise any compensation or benefit agreements for directors or senior executive officers;
•	not make any indemnification, severance or golden parachute payments;
•	enhance its asset classification policy;
•	provide progress reports to the OTS regarding certain classified assets;
•	submit a comprehensive plan for reducing classified assets;
•
develop a plan to reduce its concentration in certain loans contained in the loan portfolio and that addresses the assessment, monitoring and control of the risks associated with the commercial real estate portfolio;

•
not enter into any arrangement or contract with a third party service provider that is significant to the overall operation or financial condition of the Bank, or that is outside the normal course of business; and,

•	prepare and submit progress reports to the OTS. The OTS orders will remain in effect until modified or terminated by the OTS.

All customer deposits remain insured to the fullest extent permitted by the FDIC. The Bank expects to continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. Neither the Company nor the Bank admitted any wrongdoing in entering into the respective Stipulation and Consent to the Issuance of a Cease and Desist Order. The OTS did not impose or recommend any monetary penalties.

In light of the current challenging operating environment, along with our elevated level of non-performing assets, delinquencies, and adversely classified assets, we may be subject to increased regulatory scrutiny, regulatory restrictions, and further enforcement actions including possible civil money penalties. Such enforcement actions could place limitations on our business and adversely affect our ability to implement our business plans.

The annual meeting of the Company was held on October 22, 2009. Directors Harold Glass and R.J. Breidenthal were elected to serve three year terms as members of the Company’s board of directors. Mr. Breidenthal is the first cousin of Thomas M. Sutherland, the Chairman of the Board and Chief Executive Officer of the Company and the Bank.

Since November 2008, in light of a continually worsening economy and the departure of several loan officers, the Bank has conducted ongoing, in depth reviews and analyses of the loans in its portfolio, primarily focusing on its commercial real estate, multi-family, development and commercial business loans. During the year ended June 30, 2009, based primarily on this ongoing loan review, and in light of the economic conditions, the Bank recorded a provision for loan losses of $5.3 million for the year. During the quarter ended September 30, 2009, an additional provision for loan losses of $51,000 was recorded.

Additionally, during the quarter ended September 30, 2009, the Company engaged the services of a consultant with an extensive background in commercial real estate, multi-family, development and commercial business lending. The purpose of hiring the consultant is to assist the Company and the Bank in meeting reporting deadlines established in the Cease and Desist Orders and, to validate the methodology used internally to review, evaluate and analyze loans.

At its December 19, 2008 meeting, the Board of Directors, following extensive discussions over several months, determined that it was in the best interest of both the Bank and the Company to cash out the Bank Owned Life Insurance (“BOLI”) owned by the Bank. As of September 30, 2009, the Company had received all of the cash proceeds from the three insurance companies that had issued policies under the BOLI plan, with the final one-third received in September 2009.

Financial Condition

As of September 30, 2009, First Bancshares, Inc. had assets of $220.4 million, compared to $229.9 million at June 30. 2009.  The decrease in total assets of $9.5 million, or 4.1%, was the result of a decrease of $2.1 million, or 4.5%, in securities, a decrease of $5.5 million, or 4.1%, in loans receivable, net, a decrease of $820,000, or 100.0%, in loans held for sale and a decrease of $2.2 million, or 100.0%, in BOLI. These decreases were partially offset by increases of $1.4 million in cash and cash equivalents and $509,000 in certificates of deposit purchased. Deposits decreased $8.1 million, and retail repurchase agreements decreased by $1.5 million. The decreases in deposits and retail repurchase agreements were the result of the current economic climate and generally lower interest rates on deposits.

Loans receivable, net totaled $127.7 million at September 30, 2009, a decrease of $5.5 million, or 4.1%, from $133.2 million at June 30. 2009.  The decrease in loans is, in part, the result of decreased originations because of the current uncertainty in the economy, both local and national. These problems have affected many sectors of the economy and have created concerns for individuals and businesses.  Housing sales, both new and existing, consumer confidence and other indicators of economic health in our market area have decreased over the last year to 18 months.

The Company’s deposits decreased by $8.1 million, or 4.3%, from $189.2 million as of June 30, 2009 to $181.1 million as of September 30, 2009.  The decrease is the result of a number of factors, including depositors seeking higher yields available through non-bank entities and, in some cases, the need to use savings for living expenses as a result of loss of employment. The balance of the Company’s retail repurchase agreements decreased by $1.5 million, or 27.2%, from $5.7 million at June 30, 2009 to $4.2 million at September 30, 2009.

As of September 30, 2009 the Company’s stockholders’ equity totaled $24.2 million, compared to $23.8 million as of June 30, 2009.  The $410,000 increase of  was attributable to net income of $199,000 during the first quarter of fiscal 2010, and by a positive change in the mark-to-market adjustment, net of taxes, of $208,000 on the Company’s available-for-sale securities portfolio. In addition, there was a $3,000 increase resulting from the accounting treatment of stock based compensation. There were no dividends paid during the period.

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

Non-performing assets increased from $5.0 million, or 2.2% of total assets, at June 30, 2009 to $5.3 million, or 2.4% of total assets at September 30, 2009.  The Bank’s non-performing assets consist of non-accrual loans, past due loans over 90 days, impaired loans not past due or past due less than 60 days, real estate owned and other repossessed assets. The increase in non-performing assets consisted of an increase of $196,000 in non-accrual loans and an increase of $448,000 in loans 90 days or more delinquent and still accruing interest. These increases were partially offset by decreases of $278,000 and $61,000 in real estate owned and other repossessed assets, respectively. The increase in non-accrual loans consisted of increases of $133,000 in non-accrual commercial real estate loans, $383,000 in non-accrual land loans, and $66,000 in non-accrual second mortgages. These increases were partially offset by decreases of $350,000 in non-accrual residential mortgages real estate loans and $35,000 in non-accrual consumer loans. At September 30, 2009, loans 90 days past due and still accruing consisted of one commercial real estate loan totaling $16,000, one land loan totaling $670,000 and one commercial business loan totaling $50,000. Almost all of the loans that became non-accrual or 90 days or more delinquent and still accruing as of September 30, 2009, were loans that had been on the Company’s list of watch credits at June 30, 2009. The increase in non-performing assets is a result of two factors.  First is the negative economic environment that has existed for nearly two years, which has had an adverse impact on individuals and businesses in the Company’s primary market areas, where substantially all of the Company’s problem loans are located. Second, there were concerns regarding the Bank’s underwriting of some of the loans that were originated prior to May 2008. Starting in November 2008, the Company undertook an extensive review of the loan portfolio through which significant strides were made in identifying, analyzing and providing reserves on problem loans. Since May 2008 the Bank has required that all loan originations, renewals and modifications to be approved by the Directors’ Loan Committee. As discussed below, management believes the allowance for loan losses as of September 30, 2009, was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.

The following table sets forth information with respect to the Savings Bank's non-performing assets at the dates indicated.

	September 30,	June 30,
	2009	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans accounted for on a non-accrual
basis:
Real estate:
Residential	$ 309	$ 593	$ 94	$ 245	$ 322	$ 221
Commercial and land	2,229	1,714	1,882	2,171	306	1,112
Commercial business	682	717	316	467	65	1,502
Consumer	-	-	21	6	148	19
Total	$3,220	$3,024	$2,313	$2,889	$ 841	$2,854

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$ -	$ -	$ 296	$ 278	$ -	$ 63
Commercial and land	686	122	64	81	-	30
Commercial business	50	166	-	-	-	-
Consumer	-	-	-	-	3	55
Total	$ 736	$ 288	$ 360	$ 359	$ 3	$ 148

Total of non-accrual and
90 days past due loans	$3,956	$3,312	$ 2,673	$3,248	$ 844	$3,002

Real estate owned	1,270	1,549	1,206	291	497	340
Repossessed assets	97	158	-	2	-	-
Other non-performing assets:
Impaired loans not past due	-	-	-	-	-	2,004
Slow home loans (60 to 90 days
past due)	-	-	-	-	-	450
Total non-performing assets	$5,323	$5,019	$ 3,879	$3,541	$1,341	$5,796

Total loans delinquent 90 days
or more to net loans	0.58%	0.22%	0.22%	0.23%	0.59%	1.90%

Total loans delinquent 90 days
or more to total consolidated assets	0.33%	0.13%	0.14%	0.15%	0.37%	1.23%

Total non-performing assets
to total consolidated assets	2.41%	2.18%	1.56%	1.47%	0.59%	2.39%

As of June 30, 2009, there were 21 foreclosed properties held for sale totaling $1.55 million. During the three months ended September 30, 2009 nine properties with a book value of $765,000 were sold resulting in a net gain of $12,000. In addition, during the three month period there was a provision for loss on one property of  $35,000. Six properties totaling $522,000 were foreclosed and added to real estate owned during the three months ended

September 30, 2009. At September 30, 2009, there were 18 foreclosed properties held for sale totaling $1.27 million. There were also repossessed assets totaling $97,000 at September 30, 2009.

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

On the basis of management's review of its loans and other assets, at September 30, 2009, the Company had classified $6.7 million of its assets as substandard, $3.4 million as doubtful and none as loss.  This compares to classifications at June 30, 2009 of $6.1 million as substandard, $4.2 million as doubtful and none as loss.  The decrease in classified loans to $10.1 million at September 30, 2009 from $10.3 million at June 30, 2009 is believed to be an indication that the on-going, in-depth review and analysis of the Bank’s loan portfolio since November 2008 is helping the Company make progress in resolving problem loan issues.

In addition, classified assets at September 30, 2009 and June 30, 2009 included real estate owned and other repossessed assets of $1.4 million and $1.7 million, respectively.

In addition to the classified loans, the Bank has identified an additional $13.7 million of credits at September 30, 2009 on its internal watch list compared to $13.4 million at June 30, 2009. The review and analysis of these loans identified them as credits some element or elements of increased risk. Any deterioration in their financial condition could increase the classified loan totals. The increase in the internal watch list is primarily the result of the current state of the economy which had a negative impact on cash flows for both individuals and businesses. This, along with stricter internal policies, which have been in place during the last year, relating to the identification and monitoring of problem loans, has resulted in an increase in the number and the total dollar amount of loans identified as problem loans.

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

At September 30, 2009, the Company has established an allowance for loan losses of $3.6 million compared to $4.2 million at June 30, 2009. The decrease in the allowance for loan losses was due to loans totaling $630,000 having been charged off during the quarter. The allowance represents approximately 92.6% and 126.4% of the total non-performing loans at September 30, 2009 and June 30, 2009, respectively.  The allowance for loan losses reflects management’s best estimate of probable losses inherent in the portfolio based on currently available information.  The Company believes that the allowance for loan losses as of September 30, 2009 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While the Company believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s financial condition and results of operations.  Future additions to the allowance may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.  In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators as part of the examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

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

The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Non-performing Assets and Allowance for Loan Losses.”  Although management believes the levels of the allowance as of September 30, 2009 and June 30, 2009 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in additional losses.

Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

General.  For the three months ended September 30, 2009, the Company reported net income of $199,000, or $0.13 per diluted share, compared to net income of $245,000, or $0.16 per diluted share, for the same period in 2008.  The decrease in net income for the 2009 period was primarily attributable to decreases in net interest income, and non-interest income and an increase in the provision for income taxes, which were partially offset by decreases in the provision for loan losses and in non-interest expense.

Net interest income.  The Company’s net interest income for the three months ended September 30, 2009 was $1.7 million, compared to $1.9 million for the same period in 2008.  The increase reflects a $753,000 decrease in interest income partially offset by a $568,000 decrease in interest expense.

Interest income. Interest income for the three months ended September 30, 2009 decreased $753,000, or 22.0%, to $2.7 million compared to $3.4 million for the same period in 2008. Interest income from loans decreased $616,000 to $2.1 million from $2.7 million in 2008 as a result of a decrease in average loans to $130.2 million during the 2009 period from $162.1 million during the comparable 2008 period and to a decrease in the yield on loans to 6.44% during the three months ended September 30, 2009 from 6.68% during the comparable period in 2008. The decrease in average loans was the result of a decrease in lending volume during the 2009 quarter, and the decrease in yield was the result of a downward trend in interest rates between the two periods. Interest rates began to decrease during the first quarter of calendar 2008 and they have continued to decrease through most of the time since.

Interest income from investment securities and other interest-earning assets for the three months ended September 30, 2009 decreased $136,000, or 19.9%, to $550,000 from $686,000 for the same period in 2008. The decrease was the result of a decrease in the yield on these assets to 2.92% for the 2009 period from 4.31% for the 2008 period which was partially offset by an increase in the average balance of these assets of $11.4 million to $74.5 million for the quarter ended September 30, 2009 from $63.1 million for the same period in 2008.

Interest expense. Interest expense for the three months ended September 30, 2009 decreased $568,000 or 37.7%, to $940,000 from $1.5 million for the same period in 2008. Interest expense on deposits decreased $293,000 to $864,000 in the three months ended September 30, 2009 from $1.2 million in the same period in 2008. The decrease resulted from a decrease in the average cost of deposits to 1.98% in the 2009 period from 2.57% in the 2008 period, and by a decrease in average interest-bearing deposit balances of $5.4 million to $173.1 million in the 2009 period from $178.5 million in the 2008 period. Interest expense on other interest-bearing liabilities increased $275,000 to $75,000 in the three months ended September 30, 2009 from $350,000 in the comparable period in 2008. The decrease in interest expense on other interest-bearing liabilities was attributable to a decrease in the average cost of other interest bearing liabilities to 2.04% during the 2009 period from 5.25% during the 2008 period, and by a decrease in the average balance of other interest-bearing liabilities of $11.6 million to $14.8 million during the 2009 period from $26.4 million during the 2008 period. The average outstanding balance of retail repurchase agreements increased to $4.8 million during the three months ended September 30, 2009 from $4.4 million during the comparable period in 2008.

Net interest margin. The Company’s net interest margin decreased to 3.34% for the three months ended September 30, 2009 from 3.37% for the three months ended September 30, 2008.

Provision for loan loss. During the quarter ended September 30, 2009, the provision for loan losses was $51,000, compared to $149,000 for the quarter ended September 30, 2008.  For a discussion of this change, see “Non-performing Assets and Allowance for Loan Losses” herein.

Non-interest income.  For the three months ended September 30, 2009, non-interest income totaled $530,000, compared to $757,000 for the three months ended September 30, 2008.  The $227,000 decrease between the two periods resulted primarily from a decrease in service charges and other fee income of $110,000, a decrease in profit on the sale of loans of $76,000, a decrease of $38,000 in income from BOLI and a decrease of $15,000 in other non-interest income. These decreases in non-interest income were partially offset by an increase of $14,000 in gain on the sale of property and equipment and real estate owned. The decrease in service charges and other fee income seems to be indicative of the financial services industry as a whole with account holders taking greater care that they do not incur overdraft charges for their accounts. The decrease in gain on the sale of loans resulted from the closing of the loan production office in the quarter ended June 30, 2009. The gain on the sale of loans in the quarter ended September 30, 2009 was the result of completing the sale of loans closed in May and June 2009. The reduction in income on BOLI was attributable to the surrender of the BOLI policies, the final proceeds of which were received in September.

Non-interest expense. Non-interest expense decreased by $295,000 from $2.2 million during the three months ended September 30, 2008 to $1.9 million for the three months ended September 30, 2009.  This was the result of decreases of $195,000, $97,000 and $73,000 in compensation and benefits, occupancy and equipment expense and other non-interest expense, respectively. These decreases were partially offset by an increase of $60,000 in deposit insurance premiums and an increase of $9,000 in professional fees. The decreases in compensation and benefits, occupancy and equipment expense and other non-interest expense are primarily the result of cost reduction and containment efforts begun by current management. The increase in deposit insurance premiums was a result of an increase in the assessment rates by the Federal Deposit Insurance Corporation.

Income tax expense.  State income tax expense and income tax benefits are recorded based on the taxable income or loss of each of the companies. Federal income taxes are calculated based on the combined income of the consolidated group. Pre-tax net income is reduced by non-taxable income items and increased by non-deductible expense items. The Company recorded a tax expense of $142,000 for the three months ended September 30, 2009 as compared to a tax provision of $116,000 for the three months ended September 30, 2008. The tax provision for the quarter ended September 30, 2009 was larger than anticipated due to the effect on the tax calculations of the loan write offs recorded during the quarter. Those write offs created a shift in deferred tax assets. The current tax liability increased at the effective current tax rate, while the deferred tax benefit from the timing difference decreased at the higher rate that the Company applies to its timing differences.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At September 30, 2009, the Company had commitments to originate loans totaling $135,000.  The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Home Savings Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth First Home Savings Bank's actual capital and required capital amounts and ratios at September 30, 2009 which, at that date, exceeded the minimum capital adequacy requirements.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
At September 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
Tangible Capital (to adjusted total assets)	$21,395	9.85%	$ 3,257	1.50%	-	-
Tier 1 (Core) Capital (to adjusted total assets)	21,395	9.85%	8,686	4.00%	$10,857	5.00%
Tier 1 (Core) Capital (to risk weighted assets)	21,395	17.59%	4,864	4.00%	7,296	6.00%
Total Risk Based Capital (to risk weighted assets)	22,338	18.37%	9,728	8.00%	12,161	10.00%

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At September 30, 2009, First Home Savings Bank exceeded minimum requirements for the well-capitalized category.

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

Based upon that evaluation, the Company’s  Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009 the Company’s  disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by the Company  in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by the Company  in the  reports that it files or submits under the Exchange Act is accumulated and communicated to its  management, including its  principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended September 30, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a. Risk Factors

There are no material changes from risk factors as previously disclosed in our June 30, 2009 annual report on Form 10-K.

The Company and the Bank are subject to a Cease and Desist Orders that place limitations on their operations and could subject us to civil money penalties if we do not comply with the Orders.

We are subject to a Cease and Desist Orders that the Company and the Bank entered into with the OTS.  The Orders place limitations on certain aspects of our business including but not limited to our ability to pay dividends, increase deposits, incur debt, and appointing executive officers and directors.  The Orders also require certain actions with respect to the development of a business plan and the reduction of our classified assets and certain lending concentrations. In addition, we may be subject to future enforcement actions or possible civil money penalties if we do not comply with the terms of the Orders.

Increases in deposit insurance premiums and special FDIC assessments will hurt our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions as a result of recent bank and savings association failures. The emergency assessment amounts to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base.

In addition, the FDIC may impose additional emergency special assessments, of up to five basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the Deposit Insurance Fund reserve ratio as a result of institution failures. The latest date possible for imposing any such additional special assessment is December 31, 2009, with collection on March 30, 2010. Any additional emergency special assessment imposed by the FDIC will hurt our earnings.  Additionally, as a potential alternative to special assessments, in September 2009, the FDIC proposed a rule that would require financial institutions to prepay its estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  This proposal would not immediately impact our earnings as the payment would be expensed over time.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including changes that may restrict our ability to foreclose on single-family home loans and offer overdraft protection.

We are subject to extensive examination, supervision and comprehensive regulation by the OTS and the FDIC. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds, and the banking system as a whole, and not holders of our common stock. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

New legislation proposed by Congress may give bankruptcy courts the power to reduce the increasing number of home foreclosures by giving bankruptcy judges the authority to restructure mortgages and reduce a borrower’s payments. Property owners would be allowed to keep their property while working out their debts.  Other similar bills placing additional temporary moratoriums on foreclosure sales or otherwise modifying foreclosure procedures to the benefit of borrowers and the detriment of lenders may be enacted by either Congress or the State of Missouri in the future. These laws may further restrict our collection efforts on one-to-four single-family loans. Additional legislation proposed or under consideration in Congress would give current debit and credit card holders the chance to opt out of an overdraft protection program and limit overdraft fees which could result in additional operational costs and a reduction in our non-interest income.

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

FIRST BANCSHARES, INC.

Date: November 12, 2009	By: /s/ Thomas M. Sutherland
Thomas M. Sutherland,
Chief Executive Officer

Date: November 12, 2009	By: /s/ Ronald J. Walters
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

28