Form 10-Q
period 2009-12-31
FIRST BANCSHARES INC /MO/
filed 2010-02-12
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

(417) 926-5151
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No___

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes___  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

Large accelerated filer ( )	Accelerated filer ( )
Non-accelerated filer ( )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes          No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 1,550,815 shares outstanding at February 12, 2010.

FIRST BANCSHARES, INC.
AND SUBSIDIARIES
FORM 10-Q

INDEX

		Page No.
Part I. Financial Information

Item 1.	Financial Statements:

	Consolidated Statements of Financial Condition at December 31, 2009 and June 30, 2008 (Unaudited)	4

	Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2009 and 2008 (Unaudited)	5

	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended December 31, 2009 and 2008 (Unaudited)	6

	Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2009 and 2008 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
		24
Item 4T.	Controls and Procedures
		26
Part II. Other Information

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30

Exhibit Index		31

Certifications		32

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	December 31,	June 30,
	2009	2009

ASSETS
Cash and cash equivalents	$18,855,827	$26,217,607
Certificates of deposit purchased	8,391,047	5,628,062
Securities available-for-sale	45,552,938	45,316,804
Securities held to maturity	2,206,459	2,591,510
Federal Home Loan Bank stock, at cost	473,800	1,580,800
Loans receivable, net	119,498,229	133,162,106
Loans held for sale	-	820,270
Accrued interest receivable	852,807	955,037
Prepaid expenses	1,766,842	399,753
Property and equipment, net	6,186,976	6,669,373
Real estate owned and other repossessed assets	3,956,783	1,706,615
Intangible assets, net	160,298	185,355
Deferred tax asset, net	966,692	1,838,785
Income taxes recoverable	894,248	274,583
Bank-owned life insurance	-	2,154,025
Other assets	378,680	414,608
Total assets	$210,141,626	$229,915,293

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$179,050,590	$189,217,878
Retail repurchase agreements	3,549,524	5,713,382
Advances from Federal Home Loan Bank	3,000,000	10,000,000
Accrued expenses	519,739	1,220,142
Total liabilities	186,119,853	206,151,402

Preferred stock, $.01 par value; 2,000,000 shares
authorized, none issued	-	-
Common stock, $.01 par value; 8,000,000 shares
authorized, 2,895,036 issued at December 31, 2009
and June 30, 2009, 1,550,815 shares outstanding at
December 31, 2009 and June 30, 2009	28,950	28,950
Paid-in capital	18,052,364	18,047,257
Retained earnings - substantially restricted	24,268,532	24,022,637
Treasury stock - at cost; 1,344,221 shares	(19,112,627)	(19,112,627)
Accumulated other comprehensive income	784,554	777,674
Total stockholders' equity	24,021,773	23,763,891
Total liabilities and stockholders' equity	$210,141,626	$229,915,293

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Interest Income:
Loans receivable	$1,933,255	$2,510,358	$4,048,313	$5,241,433
Securities	494,105	686,231	994,723	1,303,631
Other interest-earning assets	66,620	18,349	114,816	86,994
Total interest income	2,493,980	3,214,938	5,157,852	6,632,058
Interest Expense:
Deposits	788,390	1,054,923	1,652,598	2,212,515
Retail repurchase agreements	14,385	18,668	31,888	45,149
Borrowed funds	48,762	323,240	106,671	646,479
Total interest expense	851,537	1,396,831	1,791,157	2,904,143
Net interest income	1,642,443	1,818,107	3,366,695	3,727,915

Provision for loan losses	(51,324)	4,230,100	-	4,379,297
Net interest income (loss) after
Provision for loan losses	1,693,767	(2,411,993)	3,366,695	(651,382)
Non-interest Income:
Service charges and other fee income	398,197	498,623	842,592	1,053,397
Gain on sale of loans	2,689	84,937	32,404	190,278
Gain (loss) on sale of property and
equipment and real estate owned	(5,365)	(13,814)	42,482	(7,334)
Provision for loss on real estate owned	(93,000)	-	(128,000)	(8,000)
Income from bank-owned life insurance	-	58,328	15,064	111,694
Other	33,200	45,555	61,241	90,950
Total non-interest income	335,721	673,629	865,783	1,430,985
Non-interest Expense:
Compensation and employee benefits	912,342	1,107,486	1,846,317	2,236,114
Occupancy and equipment	316,442	397,253	699,701	877,060
Professional fees	140,455	146,586	263,617	260,836
Deposit insurance premiums	177,876	27,599	264,526	54,319
Other	327,357	549,602	662,190	957,394
Total non-interest expense	1,874,472	2,228,526	3,736,351	4,385,723

Income (loss) before taxes	155,016	(3,966,890)	496,127	(3,606,120)
Income taxes (benefit)	108,475	(962,026)	250,233	(845,995)
Net income (loss)	$46,541	$(3,004,864)	$245,894	$(2,760,125)

Earnings (loss) per share – basic	$0.03	$(1.94)	$0.16	$(1.78)
Earnings (loss) per share – diluted	0.03	(1.94)	0.16	(1.78)
Dividends per share	0.00	0.00	0.00	0.10

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net Income (loss)	$46,541	$(3,004,864)	$245,894	$(2,760,125)

Other comprehensive income (loss), net of tax:
Change in unrealized gain on securities
available-for-sale, net of deferred income
taxes and reclassification adjustment for
gains realized in income	(201,000)	776,604	6,880	877,657

Comprehensive income (loss)	$(154,459)	$(2,228,260)	$252,774	$(1,882,468)

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$245,894	$(2,760,126)
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation	278,480	330,844
Amortization	25,057	25,058
Premiums and discounts on securities	(54,501)	(67,240)
Stock based compensation	5,108	19,930
Provision for loan losses	-	4,379,297
Provision for losses on real estate owned	128,000	8,000
Gain on the sale of loans	(32,404)	(190,278)
Proceeds from sales of loans originated for sale	955,960	7,589,369
Loans originated for sale	(83,380)	(7,263,752)
Change in deferred income taxes	868,548	(1,375,018)
(Gain) loss on sale of property and equipment
And real estate owned	(42,063)	7,970
Income from bank-owned life insurance	(15,064)	(111,694)
Net change in operating accounts:
Accrued interest receivable and other assets	(1,248,837)	(140,525)
Deferred loan costs	(752)	44,574
Income taxes recoverable	(619,665)	411,127
Accrued expenses and accounts payable	(723,342)	(219,049)
Net cash provided by (used in) operating activities	(312,961)	688,487

Cash flows from investing activities:
Purchase of certificates of deposit purchased	(4,558,392)	(10,859)
Maturities of certificates of deposit purchased	1,795,407	100,000
Purchase of securities available-for-sale	(10,158,091)	(11,843,470)
Proceeds from maturities of securities available-for-sale	9,987,349	5,676,740
Proceeds from maturities of securities held to maturity	384,587	1,055,965
Purchase of Federal Home Loan Bank stock	-	(261,500)
Proceeds from redemption of Federal Home Loan Bank stock	1,107,000	293,900
Net change in loans receivable	10,355,267	13,679,407
Proceeds from redemption of Bank Owned Life Insurance policies	2,169,089	-
Purchases of property and equipment	(109,554)	(273,643)
Net proceeds from the sale of property and equipment	313,471	27,897
Net proceeds from sale of real estate owned and repossessed assets	996,194	168,890
Net cash provided by investing activities	12,282,327	8,613,327
Cash flows from financing activities:
Net change in deposits	(10,167,288)	(15,757,954)
Net change in retail repurchase agreements	(2,163,858)	139,023
Proceeds from borrowed funds	(7,000,000)	7,000,000
Cash dividends paid	-	(155,087)
Net cash provided by (used in) financing activities	(19,331,146)	(8,774,018)

Net increase (decrease) in cash and cash equivalents	(7,361,780)	527,796
Cash and cash equivalents - beginning of period	26,217,607	17,010,093
Cash and cash equivalents - end of period	$18,855,827	$17,537,889

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest on deposits and borrowed funds	$1,936,585	$2,878,742
Income taxes	350	-

Supplemental schedule of non-cash investing and financing activities:

Loans transferred to real estate acquired in settlement of loans	$3,309,362	$872,583

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

Accounting Standards Codification. The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U. S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority federal securities laws are also sources of GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U. S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

FASB ASC Topic 855, “Subsequent Events,” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. Events occurring subsequent to December 31, 2009, have been evaluated as to their potential impact to these financial statements through the date of issuance, February 12, 2009.

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

The table below presents the numerators and denominators used in the basic earnings per common share computations for the three and six month periods ended December 31, 2009 and 2008.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Basic earnings per common share:
Numerator:
Net income (loss)	$46,541	$(3,004,864)	$245,894	$(2,760,125)
Denominator:
Weighted average common shares outstanding	1,550,815	1,550,815	1,550,815	1,550,815

Basic earnings (loss) per common share	$0.03	$(1.94)	$0.16	$(1.78)

Diluted earnings per common share:
Numerator:
Net income (loss)	$46,541	$(3,004,864)	$245,894	$(2,760,125)
Denominator:
Weighted average common shares outstanding	1,550,815	1,550,815	1,550,815	1,550,815

Basic earnings (loss) per common share	$0.03	$(1.94)	$0.16	$(1.78)

4.            COMMITMENTS

At December 31, 2009 and June 30, 2009, the Company had outstanding commitments to originate loans totaling $150,000 and $121,000, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.

5.	STOCK OPTION PLAN

The Company uses historical data to estimate the expected term of the options granted, volatilities, and other factors.  Expected volatilities are based on the historical volatility of the Company’s common stock over a period of time.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend rate is equal to the dividend rate in effect on the date of grant.  There were no grants made during either the fiscal year ended June 30, 2009 or the six months ended December 31, 2009. The exercise price of options granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date. The Company assumes no projected forfeiture rates on its stock-based compensation.

A summary of option activity under the 2004 Stock Option Plan (“Plan”) as of December 31 , 2009, and changes during the six months ended December 31, 2009, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
			( in months)
Outstanding at beginning of period	22,000	$16.85	88
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at end of period	22,000	$16.85	82
Exercisable at end of period	11,200	$16.83

A summary of the Company’s non-vested shares as of December 31, 2009, and changes during the six months ended December 31, 2009, is presented below:

Non-vested Options	Options	Weighted- Average Grant Date Fair Value

Outstanding at beginning of period	10,800	$6.14
Granted	-	-
Exercised	-	-
Vested	-	-
Forfeited or expired	-	-
Outstanding at end of period	10,800	$6.14

As of December 31, 2009, there was $10,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately nine months.

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

Real Estate Owned. Real estate owned represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the lower of the principal amount of the loan outstanding at the time of acquisition, plus any acquisition costs, or the estimated fair value of the property, less disposal costs. The Company considers third party appraisals, as well as, independent fair value assessments from realtors or persons involved in selling real estate owned in determining the fair value of particular properties. Accordingly, the valuation of real estate owned is subject to significant external and internal judgment. The Company periodically reviews real estate owned to determine whether the property continues to be carried at the lower of the recorded book value or the fair value of the property, less disposal costs. As such, the Company classifies real estate owned subjected to non-recurring fair value adjustments as Level 3.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)

Securities available-for-sale	$ -	$45,553	$ -	$45,553

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities, excluding impaired loans, measured at fair value on a non-recurring basis were not significant at December 31, 2009.

The following table summarizes financial assets measured at fair value on a non-recurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)

Impaired Loans	$ -	$ -	$2,768	$2,768
Real estate owned	-	-	3,957	3,957

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

On December 31, 2009, the Company had total assets of $210.1 million, net loans receivable of $119.5 million, total deposits of $179.1 million and stockholders’ equity of $24.0 million. The Company’s common shares trade on The Nasdaq Global Market of The NASDAQ Stock Market LLC under the symbol “FBSI.”

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 2009, compared to June 30, 2009, and the consolidated results of operations for the three-month and six-month periods ended December 31, 2009, compared to the three-month and six-month periods ended December 31, 2008. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended June 30, 2009.

Recent Developments and Corporate Overview

The economic decline that began in calendar 2008 and that has continued through the end of calendar 2009  has created significant challenges for financial institutions such as First Home Savings Bank.  Dramatic declines in the housing market, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks.  In addition, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

As a result of the losses and projected losses attributed to failed institutions, the FDIC adopted a rule imposing on every insured institution a special assessment equal to 20 basis points of its assessment base as of June 30, 2009 to be collected on September 30, 2009. However, Congress increased the FDIC’s borrowing authority from $30 billion to $100 billion (and up to $500 billion under special circumstances). As the result of the increase in borrowing authority, the special assessment was reduced to five basis points which, in the case of the Bank, amounted to $104,000 which was paid at the end of September 2009. Prior to the collection of the special assessment at the end of September, it became clear that additional funding was needed for the insurance fund. At the end of the calendar year most financial institutions, including the Bank, prepaid estimated assessments through the end of calendar 2012. The prepaid amount will be amortized to expense over the thirty-six months ending December 31, 2012.

On August 17, 2009, the Company and the Bank each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist (“Orders”) from the OTS.   Under the terms of the OTS Orders, the Bank and the Company, without the prior written approval of the OTS, may not:

•	Increase assets during any quarter;
•	Pay dividends;
•	Increase brokered deposits;
•	Repurchase shares of the Company’s outstanding common stock; and
•	Issue any debt securities or incur any debt (other than that incurred in the normal course of business).

Other material provisions of the Orders require the Bank and the Company to:

·	develop a business plan for enhancing, measuring and maintaining profitability, increasing earnings,

improving liquidity, maintaining capital levels, acceptable to the OTS;
•	ensure the Bank’s compliance with applicable laws, rules, regulations and agency guidelines, including the terms of the order;
•	not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the OTS;
•	not enter into, renew, extend or revise any compensation or benefit agreements for directors or senior executive officers;
•	not make any indemnification, severance or golden parachute payments;
•	enhance its asset classification policy;
•	provide progress reports to the OTS regarding certain classified assets;
•	submit a comprehensive plan for reducing classified assets;
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

Since November 2008, in light of a continually worsening economy and the departure of several loan officers, the Bank has conducted ongoing, in depth reviews and analyses of the loans in its portfolio, primarily focusing on its commercial real estate, multi-family, development and commercial business loans. During the year ended June 30, 2009, based primarily on this ongoing loan review, and in light of the economic conditions, the Bank recorded a provision for loan losses of $5.3 million for the year. During the six months ended December 31, 2009, no additional provision for loan losses was recorded.

During the quarter ended September 30, 2009, the Company engaged the services of a consultant with an extensive background in commercial real estate, multi-family, development and commercial business lending. The purpose of hiring the consultant was  to assist the Company and the Bank in meeting reporting deadlines established in the Orders and, to validate the methodology used internally to review, evaluate and analyze loans. This consultant performed an extensive review of the Company’s credits of $250,000 or larger during the quarter ended September 30, 2009 and performed a follow up review during the quarter ended December 31, 2009.

At its December 19, 2008 meeting, the Board of Directors, following extensive discussions over several months, determined that it was in the best interest of both the Bank and the Company to cash out the Bank Owned Life Insurance (“BOLI”) owned by the Bank. As of September 30, 2009, the Company had received all of the cash proceeds from the three insurance companies that had issued policies under the BOLI plan, with the final one-third received in September 2009 and the Bank did not have any BOLI at December 31, 2009.

Financial Condition

As of December 31, 2009, First Bancshares, Inc. had assets of $210.1 million, compared to $229.9 million at June 30. 2009.  The decrease in total assets of $19.8 million, or 8.6%, was the result of a decrease of $7.4 million, or 28.1%, in cash and cash equivalents, a decrease of $1.1 million, or 70.0% in FHLB stock, a decrease of $13.7 million, or 10.3%, in loans receivable, net, a decrease of $820,000 or 100.0%, in loans held for sale and a decrease of $2.2 million, or 100.0%, in BOLI. These decreases were partially offset by increases of $2.8 million in certificates of deposit purchased, $1.4 million in prepaid expenses and $2.3 million in real estate owned and other repossessed assets. Deposits decreased $10.2 million, and retail repurchase agreements decreased by $2.2 million. The decreases in deposits and retail repurchase agreements were the result of the current economic climate and generally lower interest rates on deposits.

Loans receivable, net totaled $119.5 million at December 31, 2009, a decrease of $13.7 million, or 10.3%, from $133.2 million at June 30, 2009.  The decrease in loans is, in part, the result of decreased originations because of the current uncertainty in the economy, both local and national. These problems have affected many sectors of the economy and have created concerns for individuals and businesses.  Housing sales, both new and existing, consumer confidence and other indicators of economic health in our market area have decreased over the last year to 18 months. The decrease in loans was also attributed to the transfer of $3.3 million in loans to real estate owned and repossessed assets.

The Company’s deposits decreased by $10.1 million, or 5.3%, from $189.2 million as of June 30, 2009 to $179.1 million as of December 31, 2009.  The decrease is the result of a number of factors, including depositors seeking higher yields available through non-bank entities and, in some cases, the need to use savings for living expenses as a result of loss of employment. The balance of the Company’s retail repurchase agreements decreased by $2.2 million, or 38.6%, from $5.7 million at June 30, 2009 to $3.5 million at December 31, 2009.

As of December 31, 2009 the Company’s stockholders’ equity totaled $24.0 million, compared to $23.8 million as of June 30, 2009.  The $258,000 increase of  was attributable to net income of $246,000 during the first six months of fiscal 2010, and by a positive change in the mark-to-market adjustment, net of taxes, of $7,000 on the Company’s available-for-sale securities portfolio. In addition, there was a $5,000 increase resulting from the accounting treatment of stock based compensation. There were no dividends paid during the period.

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

Non-performing assets increased from $5.0 million, or 2.2% of total assets, at June 30, 2009 to $5.4 million, or 2.6% of total assets at December 31, 2009.  The Bank’s non-performing assets consist of non-accrual loans, past due loans over 90 days, impaired loans not past due or past due less than 60 days, real estate owned and other repossessed assets. The increase in non-performing assets consisted of an increase of $2.3 million in real estate owned and an increase of $556,000 in loans 90 days or more delinquent and still accruing interest. These increases were partially offset by decreases of $2.0 million in non-accruing loans and $35,000 in other repossessed assets, respectively. Most of the decrease in non-accrual loans was the result of the Company completing the foreclosure process on real estate collateralizing these loans, resulting in the substantial increase in real estate owned. The increase in loans 90 days or more delinquent and still accruing consisted of $105,000 in residential mortgages, $162,000 in commercial real estate loans, and $411,000 in commercial business loans, which were partially offset by a decrease of  $122,000 in land loans. The decrease in non-accrual loans consisted of decreases of $593,000, $247,000, $1.2 million and $392,000 in non-accrual residential mortgages, commercial real estate loans, land loans and commercial business loans, respectively. At December 31, 2009, loans 90 days past due and still accruing consisted of two residential mortgages totaling $105,000, one commercial real estate loan totaling $162,000, and two commercial business loan totaling $577,000. Almost all of the loans that became non-accrual or 90 days or more delinquent and still accruing as of December 31, 2009, were loans that had been on the Company’s list of watch credits at September 30, 2009. The increase in non-performing assets is a result of two factors.  First is the negative economic environment that has existed for nearly two years, which has had an adverse impact on individuals and businesses in the Company’s primary market areas, where substantially all of the Company’s problem loans are located. Second, there were concerns regarding the Bank’s underwriting of some of the loans that were originated prior to May 2008. Since May 2008 the Bank has required that all loan originations, renewals and modifications to be approved by the Directors’ Loan Committee. As discussed below, management believes the allowance for loan losses as of December 31, 2009, was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.

The following table sets forth information with respect to the  Bank's non-performing assets at the dates indicated.

	December 31,	June 30,
	2009	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans accounted for on a non-accrual
basis:
Real estate:
Residential	$ -	$ 593	$ 94	$ 245	$ 322	$ 221
Commercial and land	279	1,714	1,882	2,171	306	1,112
Commercial business	324	717	316	467	65	1,502
Consumer	-	-	21	6	148	19
Total	$ 603	$3,024	$2,313	$2,889	$ 841	$2,854

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$ 105	$ -	$ 296	$ 278	$ -	$ 63
Commercial and land	163	122	64	81	-	30
Commercial business	577	166	-	-	-	-
Consumer	-	-	-	-	3	55
Total	$ 845	$ 288	$ 360	$ 359	$ 3	$ 148

Total of non-accrual and
90 days past due loans	$1,448	$3,312	$ 2,673	$3,248	$ 844	$3,002

Real estate owned	3,834	1,549	1,206	291	497	340
Repossessed assets	122	158	-	2	-	-
Other non-performing assets:
Impaired loans not past due	-	-	-	-	-	2,004
Slow home loans (60 to 90 days
past due)	-	-	-	-	-	450
Total non-performing assets	$5,404	$5,019	$ 3,879	$3,541	$1,341	$5,796

Total loans delinquent 90 days
or more to net loans	0.71%	0.22%	0.22%	0.23%	0.59%	1.90%

Total loans delinquent 90 days
or more to total consolidated assets	0.40%	0.13%	0.14%	0.15%	0.37%	1.23%

Total non-performing assets
to total consolidated assets	2.57%	2.18%	1.56%	1.47%	0.59%	2.39%

As of June 30, 2009, there were 21 foreclosed properties held for sale totaling $1.6 million. During the six months ended December 31, 2009 twelve properties with a book value of $869,000 were sold resulting in a net gain of $42,000. In addition, during the six month period, three foreclosed properties were written down by a total of $128,000 which was charges to provision for losses on real estate owned. Thirteen properties totaling $3.2 million were foreclosed and added to real estate owned during the six months ended December 31, 2009. These thirteen foreclosures consisted of eight loans on single family residences totaling $743,000, one loan on developed residential building lots totaling $1.4 million, two loans on developed commercial building lots totaling $287,000, one loan on a commercial building totaling $89,000 and one loan on undeveloped land totaling $670,000. Substantially all of the real estate acquired through foreclosure was located in the Company’s primary market area. At December 31, 2009, there were 22 foreclosed properties held for sale totaling $3.8 million. There were also repossessed assets totaling $122,000 at December 31, 2009.

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

On the basis of management's review of its loans and other assets, at December 31, 2009, the Company had classified $3.3 million of its assets as substandard, $173,000 as doubtful and none as loss.  This compares to classifications at June 30, 2009 of $6.1 million as substandard, $4.2 million as doubtful and none as loss.  The decrease in classified loans to $3.4 million at December 31, 2009 from $10.3 million at June 30, 2009 is believed to be an indication that the on-going, in-depth review and analysis of the Bank’s loan portfolio since November 2008 is helping the Company make progress in resolving problem loan issues.

In addition, classified assets at December 31, 2009 and June 30, 2009 included real estate owned and other repossessed assets of $4.0 million and $1.7 million, respectively. The increase in real estate owned and repossessed assets is the result of completion of foreclosures and repossessions on collateral securing delinquent loans, and was a significant contributor to the decrease in classified loans.

In addition to the classified loans, the Bank has identified an additional $5.2 million of credits at December 31, 2009 on its internal watch list compared to $13.4 million at June 30, 2009. The review and analysis of these loans identified them as credits with some element or elements of possible increased risk. Any deterioration in their financial condition could increase the classified loan totals. The size of the internal watch list is primarily the result of the current state of the economy which had a negative impact on cash flows for both individuals and businesses. This, along with stricter internal policies, which have been in place during the last year, relating to the identification and monitoring of problem loans, has resulted in an increase in the number and the total dollar amount of loans identified as problem loans.

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

At December 31, 2009, the Company has established an allowance for loan losses of $2.0 million compared to $4.2 million at June 30, 2009. The decrease in the allowance for loan losses was due to loan charge offs totaling $2.4 million during the six months ended December 31, 2009. Additionally, the allowance increased through recoveries of $58,000 and the transfer to the allowance of $150,000 that have been reserved on a letter of credit which was funded. The allowance represents approximately 139.2% and 126.4% of the total non-performing loans at December 31, 2009 and June 30, 2009, respectively.  The allowance for loan losses reflects management’s best estimate of probable losses inherent in the portfolio based on currently available information.  The Company believes that the allowance for loan losses as of December 31, 2009 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While the Company believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s financial condition and results of operations.  Future additions to the allowance may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.  In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators as part of the examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

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

Allowance for Loan Losses

The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Non-performing Assets and Allowance for Loan Losses.”  Although management believes the levels of the allowance as of December 31, 2009 and June 30, 2009 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in additional losses.

Valuation of REO and Foreclosed Assets

Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure (REO) are recorded at the lower of cost or fair value less estimated costs to sell. Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale. Accordingly, the valuation of REO is subject to significant external and internal judgment. Any differences between management’s assessment of fair value, less estimated costs to sell, and the carrying value of the loan at the date a particular property is transferred into REO are charged to the allowance for loan losses. Management periodically reviews REO values to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further decreases in the value of REO are considered valuation adjustments and trigger a corresponding charge to non-interest expense in the Consolidated Statements of Operations. Expenses from the maintenance and operations of REO are included in other non-interest expense.

Deferred Income Taxes

Deferred taxes are determined using the liability (or balance sheet) method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Results of Operations for the Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008

General.  For the three months ended December 31, 2009, the Company reported net income of $47,000, or $0.03 per diluted share, compared to a net loss of $3.0 million, or $(1.94) per diluted share, for the same period in 2008.  The increase in net income for the 2009 period was primarily attributable to a decrease in the provision for loan losses from $4.2 million during the 2008 period to negative $51,000 during the 2009 period. The negative provision for the quarter was the result of the reversal of the provision for loan losses made during the first quarter of fiscal 2010. Based on the analyses performed by the outside consultant and by management, it was determined that the provision made in the quarter ended September 30, 2009, created an excess in the allowance for loan losses, which was reversed in the quarter ended December 31, 2009. In addition, non-interest expense for the three months ended December 31, 2009 decreased to $1.9 million from $2.2 million during the same period in 2008. These items were partially offset by decreases in net interest income, and non-interest income and an increase in the provision for income taxes.

Net interest income.  The Company’s net interest income for the three months ended December 31, 2009 was $1.6 million, compared to $1.8 million for the same period in 2008.  The increase reflects a $721,000 decrease in interest income partially offset by a $545,000 decrease in interest expense.

Interest income. Interest income for the three months ended December 31, 2009 decreased $721,000, or 22.4%, to $2.5 million compared to $3.2 million for the same period in 2008. Interest income from loans decreased $587,000 to $1.9 million from $2.5 million in 2008 as a result of a decrease in average loans to $123.8 million during the three months ended December 31, 2009  from $154.4 million during the comparable 2008 period and to a decrease in the yield on loans to 6.20% during the three months ended December 31, 2009 from 6.45% during the comparable period in 2008. The decrease in average loans was the result of a decrease in lending volume during the three months ended December 31, 2009, loan write-offs totaling $2.2 million, transfers of loans totaling $3.3 million to real estate owned and repossessed collateral, and efforts by management to move certain credits out of the Bank. The decrease in yield was the result of a downward trend in interest rates over the two calendar years ending December 31, 2009, which resulted in decreased yields on adjustable rate loans and new loans with smaller yields replacing some of the higher rate loans that paid off, written off or transferred to real estate owned or repossessed collateral.

Interest income from investment securities and other interest-earning assets for the three months ended December 31, 2009 decreased $144,000, or 20.4%, to $561,000 from $705,000 for the same period in 2008. The decrease was the result of a decrease in the yield on these assets to 3.73% for the three months ended December 31, 2009  from 4.32% for the 2008 period which was partially offset by an increase in the average balance of these assets of $9.9 million to $74.6 million for the three months ended December 31, 2009 from $64.7 million for the same period in 2008.

Interest expense. Interest expense for the three months ended December 31, 2009 decreased $545,000 or 39.0%, to $852,000 from $1.4 million for the same period in 2008. Interest expense on deposits decreased $267,000 to

$788,000 in the three months ended December 31, 2009 from $1.1 million in the same period in 2008. The decrease resulted from a decrease in the average cost of deposits to 1.84% during the three months ended December 31, 2009 from 2.45% in the 2008 period, and by a decrease in average interest-bearing deposit balances of $1.2 million to $169.8 million during the three months ended December 31, 2009 from $171.0 million in the 2008 period. Interest expense on other interest-bearing liabilities increased $279,000 to $63,000 in the three months ended December 31, 2009 from $342,000 in the comparable period in 2008. The decrease in interest expense on other interest-bearing liabilities was attributable to a decrease in the average cost of other interest bearing liabilities to 2.42% during the three months ended December 31, 2009  from 4.77% during the 2008 period, and by a decrease in the average balance of other interest-bearing liabilities of $18.1 million to $10.3 million during the three months ended December 31, 2009  from $28.4 million during the 2008 period. The average outstanding balance of retail repurchase agreements decreased to $3.8 million during the three months ended December 31, 2009 from $4.7 million during the comparable period in 2008.

Net interest margin. The Company’s net interest margin was 3.29% for both the three months ended December 31, 2009 and the three months ended December 31, 2008.

Provision for loan loss. During the quarter ended December 31, 2009, the provision for loan losses was a negative $51,000, compared to $4.2 million for the quarter ended December 31, 2008.  For a discussion of this change, see “Non-performing Assets and Allowance for Loan Losses” herein.

Non-interest income.  For the three months ended December 31, 2009, non-interest income totaled $336,000, compared to $674,000 for the three months ended December 31, 2008.  The $338,000 decrease between the two periods resulted primarily from a decrease in service charges and other fee income of $101,000, a decrease in profit on the sale of loans of $82,000, a decrease of $58,000 in income from BOLI, a decrease of $12,000 in other non-interest income and a provision of $93,000 for losses on real estate owned. These items were partially offset by a decrease of $8,000 in net loss on the sale of property and equipment and real estate owned. The decrease in service charges and other fee income seems to be indicative of the financial services industry as a whole with account holders taking greater care that they do not incur overdraft charges for their accounts. The decrease in gain on the sale of loans resulted from the closing of the loan production office in the quarter ended June 30, 2009. The gain on the sale of loans in the quarter ended December 31, 2009 was the result of the sale of one loan closed for the secondary market in the quarter. The reduction in income on BOLI was attributable to the surrender of the BOLI policies, the final proceeds of which were received in September.

Non-interest expense. Non-interest expense decreased by $354,000 from $2.2 million during the three months ended December 31, 2008 to $1.9 million for the three months ended December 31, 2009. This was the result of decreases of $195,000, $80,000, $6,000 and $222,000 in compensation and benefits, occupancy and equipment expense, professional fees and other non-interest expense, respectively. These decreases were partially offset by an increase of $150,000 in deposit insurance premiums. The decreases in compensation and benefits, occupancy and equipment expense and other non-interest expense are primarily the result of cost reduction and containment efforts begun by current management. The increase in deposit insurance premiums was a result of an increase in the assessment rates by the Federal Deposit Insurance Corporation.

Income tax expense.  State income tax expense and income tax benefits are recorded based on the taxable income or loss of each of the companies. Federal income taxes are calculated based on the combined income of the consolidated group. Pre-tax net income is reduced by non-taxable income items and increased by non-deductible expense items. The Company recorded a tax expense of $108,000 for the three months ended December 31, 2009 as compared to a tax benefit of $962,000 for the three months ended December 31, 2008. The tax provision for the quarter ended December 31, 2009 was larger than would normally be expected due to the effect on the tax calculations of the loan write offs recorded during the quarter and recent changes in the tax laws. Those write offs created a shift in deferred tax assets. The current tax liability increased at the effective current tax rate, while the deferred tax benefit from the timing difference decreased at the higher rate that the Company applies to its timing differences.

Results of Operations for the Six Months Ended December 31, 2009 Compared to the Six Months Ended December 31, 2008

General. For the six months ended December 31, 2009, the Company reported net income of $246,000, or $0.16 per diluted share, compared to a net loss of $2.8 million, or ($1.78) per diluted share, for the same period in 2008.  The change from a net loss in 2008 to net income for the 2009 period was primarily the result of the absence of a provision for loan losses during the 2009 period compared to a provision totaling $4.4 million during the 2008 period. In addition, non-interest expense for the six months ended December 31, 2009 decreased by $649,000 to $3.7 million from $4.4 million during the same period in 2008. These items were partially offset by decreases in net interest income, and non-interest income and an increase in the provision for income taxes.

Interest income. Interest income for the six months ended December 31, 2009 decreased $1.5 million, or 22.2%, to $5.2 million compared to $6.6 million for the same period in 2008. Interest income from loans decreased $1.2 million to $4.0 million from $5.2 million in 2008. This was attributable to a decrease in the yield on loans to 6.33% during the 2009 period from 6.57% during the comparable 2008 period, and to a decrease in the average loan balances to $126.9 million during the six months ended December 31, 2009 from $158.2 million during the 2008 period.

Interest income from investment securities and other interest-earning assets for the six months ended December 31, 2009 decreased $281,000 to $1.1 million from $1.4 million for the same period in 2008. The decrease was the result of a decrease in the yield on these assets to 2.97% for the 2009 period from 4.41% for the 2008 period, which was partially offset by an increase in the average balance of these assets of $10.5 million to $74.5 million for the six months ended December 31, 2009 from $64.0 million for the same period in 2008.

Interest expense. Interest expense for the six months ended December 31, 2009 decreased $1.1 million, or 38.3%, to $1.8 million from $2.9 million for the same period in 2008. Interest expense on deposits decreased $560,000 to $1.7 million in the six months ended December 31, 2009 from $2.2 million in the same period in 2008. The decrease resulted from a decrease in average interest-bearing deposit balances of $3.1 million to $171.7 million during the six months ended December 31, 2009  from $174.8 million in the 2008 period and to a decrease in the average cost of deposits to 1.91% during the six months ended December 31, 2009 from 2.51% in the 2008 period. Interest expense on other interest-bearing liabilities decreased $552,000 to $139,000 in the six months ended December 31, 2009 from $691,000 in the comparable period in 2008. The decrease in interest expense on other interest-bearing liabilities was due to a decrease in the average outstanding balances of other interest-bearing liabilities to $12.3 million during the six months ended December 31, 2009  from $27.5 million during the 2008 period, and a decrease in the average cost on other interest-bearing liabilities to 2.25% during the 2009 period from 5.01% during the 2008 period.

Net interest margin. Net interest margin decreased to 3.32% for the six months ended December 31, 2009 from 3.33% for the six months ended December 31, 2008.

Provision for loan loss. During the six months ended December 31, 2009, there was no provision for loan losses, compared to a provision of $4.4 million for the six months ended December 31. 2008.  For a discussion of this change, see “Non-performing Assets and Allowance for Loan Losses” herein.

Non-interest income.  For the six months ended December 31, 2009, non-interest income totaled $866,000, compared to $1.4 million for the six months ended December 31, 2008.  The $565,000 decrease between the two periods resulted primarily from decreases of $211,000, $158,000, $120,000, $97,000 and $30,000 in service charges and other fee income, profit on the sale of loans, provision for losses on real estate owned, income from bank owned life insurance, and other non-interest, respectively. These items were partially offset by a $50,000 change in net gain on sale of property and equipment and real estate owned to gain of $43,000 during the six months ended December 31, 2009 from a net loss of $7,000 during the six months ended December 31, 2008. The decrease in service charges and other fee income seems to be indicative of the financial services industry as a whole with account holders taking greater care that they do not incur overdraft charges for their accounts. The decrease in gain on the sale of loans resulted from the closing of the loan production office in the quarter ended

June 30, 2009. The gain on the sale of loans during the six months ended December 31, 2009 was the result of the sale of one loan closed for the secondary market in the period. The reduction in income on BOLI was attributable to the surrender of the BOLI policies, the final proceeds of which were received in September 2009.

Non-interest expense. Non-interest expense totaled $3.7 million for the six months ended December 31, 2009, compared to $4.4 million for the six months ended December 31, 2008, decreasing by $649,000.  This was the result of decreases of $390,000, $177,000 and $295,000 in compensation and benefits, occupancy and equipment, and other non-interest expense, respectively. These increases were partially offset by increases of $3,000 in professional fees and $210,000 in deposit insurance premiums. The decreases in compensation and benefits, occupancy and equipment expense and other non-interest expense are primarily the result of cost reduction and containment efforts begun by current management. The increase in deposit insurance premiums was a result of an increase in the assessment rates by the Federal Deposit Insurance Corporation.

Income tax expense.  During the six months ended December 31, 2009, an income tax expense of $250,000 was recorded, compared to an income tax benefit of $846,000 for the six months ended December 31, 2008. The tax benefit on the pre-tax loss of over $3.6 million during the six months ended December 31, 2008 was reduced as a result of the decision to cash in the Bank’s BOLI. Cashing in the BOLI required recording a tax provision of approximately $562,000. No tax provision was previously recorded on income from the BOLI. It did not become a taxable event until it was decided to cash in the policies.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At December 31, 2009, the Company had commitments to originate loans totaling $150,000.  The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Home Savings Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth First Home Savings Bank's actual capital and required capital amounts and ratios at December 31, 2009 which, at that date, exceeded the minimum capital adequacy requirements.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
At December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Tangible Capital (to adjusted total assets)	$21,500	10.37%	$ 3,110	1.50%	-	-
Tier 1 (Core) Capital (to adjusted total assets)	21,500	10.37%	8,294	4.00%	$10,368	5.00%
Tier 1 (Core) Capital (to risk weighted assets)	22,591	18.55%	4,635	4.00%	6,952	6.00%
Total Risk Based Capital (to risk weighted assets)	22,591	19.50%	9,270	8.00%	11,572	10.00%

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At December 31, 2009, First Home Savings Bank exceeded minimum requirements for the well-capitalized category.

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

These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements may address:  future operating results; customer growth and retention; loan and other product demand; earnings growth and expectations; new products and services; credit quality and adequacy of reserves; technology; and our employees. The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users; the impact of changes in financial services’ laws and regulations; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing its “litigation”, improving its loan underwriting and related lending policies and procedures, collecting assets of borrowers in default, successfully resolving the Cease and Desist Orders and managing the risks involved in the foregoing.

The foregoing list of factors is not exclusive. Additional discussions of factors affecting the Company’s business and prospects are contained in the Company’s periodic filings with the SEC.  The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2010 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating and stock price performance.

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

Based upon that evaluation, the Company’s  Chief Executive Officer and Chief Financial Officer concluded that as of December 31 , 2009 the Company’s  disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by the Company  in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by the Company  in the  reports that it files or submits under the Exchange Act is accumulated and communicated to its  management, including its  principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended December 31 , 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2009, the FDIC proposed a rule that would require financial institutions to prepay its estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  This proposal was approved and the estimated assessment for the thirteen quarters was collected near the end of December 2009. The assessment does not immediately impact our earnings because the payment will be expensed over time.

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

(b) Use of proceeds - None.

(c ) Stock repurchases - None

Item 3.                Defaults Upon Senior Securities - None

Item 4.                Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders for the year ended June 30, 2009 was held on October 22, 2009 at the Days Inn located at 300 East 19th Street, Mountain Grove, Missouri.  The results of the vote on items presented at the meeting were as follows:

The stockholders elected the following nominees to the Board of Directors for a three-year term ending in 2012 by the following vote:

	Number of Votes For	Number of Votes Percentage	Withheld	Percentage

Harold F. Glass	930,932	89.1%	114,362	10.9%
R. J. Breidenthal, Jr.	982,890	94.0%	62,404	6.0%

The following directors, whose terms did not expire in 2009, and were not up for re-election at the Annual Meeting of Stockholders, continue to serve as directors: D. Mitch Ashlock, Billy E. Hixon, John G. Moody, and Thomas M. Sutherland.

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

FIRST BANCSHARES, INC.

Date: February 12, 2010	By: /s/ Thomas M. Sutherland___
Thomas M. Sutherland,
Chief Executive Officer

Date: February 12, 2010	By: /s/ Ronald J. Walters
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

31