Form 10-Q
period 2010-03-31
FIRST BANCSHARES INC /MO/
filed 2010-05-14
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number:  0-22842

FIRST BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

Missouri	43-1654695
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 1,550,815 shares outstanding at May 14, 2010.

FIRST BANCSHARES, INC.
AND SUBSIDIARIES
FORM 10-Q

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31,	June 30,
	2010	2009

ASSETS
Cash and cash equivalents	$16,075,079	$26,217,607
Certificates of deposit purchased	8,804,575	5,628,062
Securities available-for-sale	58,677,284	45,316,804
Securities held to maturity	2,104,739	2,591,510
Federal Home Loan Bank stock, at cost	473,800	1,580,800
Loans receivable, net	113,512,475	133,162,106
Loans held for sale	64,900	820,270
Accrued interest receivable	868,843	955,037
Prepaid expenses	1,622,317	399,753
Property and equipment, net	6,104,011	6,669,373
Real estate owned and other repossessed assets	4,075,267	1,706,615
Intangible assets, net	147,769	185,355
Deferred tax asset, net	969,349	1,838,785
Income taxes recoverable	153,746	274,583
Bank-owned life insurance	-	2,154,025
Other assets	139,703	414,608
Total assets	$213,793,857	$229,915,293

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$180,648,395	$189,217,878
Retail repurchase agreements	5,535,791	5,713,382
Advances from Federal Home Loan Bank	3,000,000	10,000,000
Accrued expenses	626,018	1,220,142
Total liabilities	189,810,204	206,151,402

Preferred stock, $.01 par value; 2,000,000 shares
authorized, none issued	-	-
Common stock, $.01 par value; 8,000,000 shares
authorized, 2,895,036 issued at March 31, 2010
and June 30, 2009, 1,550,815 shares outstanding at
March 31, 2010 and June 30, 2009	28,950	28,950
Paid-in capital	18,054,885	18,047,257
Retained earnings - substantially restricted	24,159,922	24,022,637
Treasury stock - at cost; 1,344,221 shares	(19,112,627)	(19,112,627)
Accumulated other comprehensive income	852,523	777,674
Total stockholders' equity	23,983,653	23,763,891
Total liabilities and stockholders' equity	$213,793,857	$229,915,293

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Interest Income:
Loans receivable	$1,796,411	$2,326,993	$5,844,724	$7,568,426
Securities	503,069	601,166	1,497,792	1,904,797
Other interest-earning assets	51,537	14,440	166,353	101,434
Total interest income	2,351,017	2,942,599	7,508,869	9,574,657
Interest Expense:
Deposits	717,841	1,008,802	2,370,439	3,221,317
Retail repurchase agreements	18,128	19,594	50,016	64,743
Borrowed funds	37,050	338,426	143,721	984,905
Total interest expense	773,019	1,366,822	2,564,176	4,270,965
Net interest income	1,577,998	1,575,777	4,944,693	5,303,692

Provision for loan losses	62,841	643,384	62,841	5,022,681
Net interest income after
provision for loan losses	1,515,157	932,393	4,881,852	281,011
Non-interest Income:
Service charges and other fee income	325,699	433,580	1,168,291	1,486,977
Gain on sale of loans	-	143,304	32,404	333,582
Gain on sale of investments	-	142,783	-	142,783
Gain (loss) on sale of property and
equipment and real estate owned	(12,825)	4,922	29,579	(412)
Provision for loss on real estate owned	(6,890)	(54,200)	(134,890)	(64,200)
Income from bank-owned life insurance	-	19,785	15,064	131,479
Other	30,676	32,473	91,917	123,423
Total non-interest income	336,660	722,647	1,202,443	2,153,632
Non-interest Expense:
Compensation and employee benefits	923,759	1,096,641	2,770,076	3,332,755
Occupancy and equipment	334,586	370,438	1,034,287	1,247,498
Professional fees	127,316	138,684	390,933	399,520
Deposit insurance premiums	168,976	98,383	433,502	152,702
Other	457,524	350,487	1,119,714	1,307,881
Total non-interest expense	2,012,161	2,054,633	5,748,512	6,440,356

Income (loss) before taxes	(160,344)	(399,593)	335,783	(4,005,713)
Income taxes (benefit)	(51,734)	(156,287)	198,499	(1,002,282)
Net income (loss)	$(108,610)	$(243,306)	$137,284	$(3,003,431)

Earnings (loss) per share – basic	$(0.07)	$(0.16)	$0.09	$(1.94)
Earnings (loss) per share – diluted	(0.07)	(0.16)	0.09	(1.94)
Dividends per share	0.00	0.00	0.00	0.10

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net Income (loss)	$(108,610)	$(243,306)	$137,284	$(3,003,431)

Other comprehensive income (loss), net of tax:
Change in unrealized gain on securities
available-for-sale, net of deferred income
taxes and reclassification adjustment for
gains realized in income	67,969	(17,916)	74,849	859,741

Comprehensive income (loss)	$(40,641)	$(261,222)	$212,133	$(2,143,390)

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$137,284	$(3,003,431)
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation	412,653	494,082
Amortization	37,586	37,586
Premiums and discounts on securities	(134,249)	(104,215)
Stock based compensation	7,628	24,181
Provision for loan losses	62,841	5,022,681
Provision for losses on real estate owned	134,890	62,200
Gain on the sale of investments	-	(142,783)
Gain on the sale of loans	(32,404)	(333,582)
Proceeds from sales of loans originated for sale	1,033,210	15,555,054
Loans originated for sale	(225,530)	(15,339,692)
Change in deferred income taxes	830,877	(1,386,858)
(Gain) loss on sale of property and equipment and real estate owned	(29,237)	3,474
Gain on the sale of other repossessed collateral	(1,999)	(100)
Income from bank-owned life insurance	(15,064)	(131,479)
Net change in operating accounts:
Accrued interest receivable and other assets	(881,369)	165,725
Deferred loan costs	14,326	56,763
Income taxes recoverable	120,837	229,518
Accrued expenses and accounts payable	(594,124)	(20,286)
Net cash provided by operating activities	878,156	1,188,838

Cash flows from investing activities:
Purchase of certificates of deposit purchased	(7,475,920)	(2,166,361)
Maturities of certificates of deposit purchased	4,299,407	100,000
Purchase of securities available-for-sale	(28,552,954)	(20,248,140)
Proceeds from the sale of securities available-for-sale	-	6,120,121
Proceeds from maturities of securities available-for-sale	15,440,794	9,104,219
Proceeds from maturities of securities held to maturity	486,108	1,138,473
Purchase of Federal Home Loan Bank stock	-	(261,500)
Proceeds from redemption of Federal Home Loan Bank stock	1,107,000	293,900
Net change in loans receivable	15,888,738	20,003,878
Proceeds from redemption of bank owned life insurance policies	2,169,089	4,117,951
Purchases of property and equipment	(160,762)	(289,477)
Net proceeds from the sale of property and equipment	313,471	27,897
Net proceeds from sale of real estate owned and repossessed assets	1,211,419	486,701
Net cash provided by investing activities	4,726,390	18,427,662

Cash flows from financing activities:
Net change in deposits	(8,569,483)	(12,470,506)
Net change in retail repurchase agreements	(177,591)	1,270,354
Proceeds from borrowed funds	-	7,000,000
Repayment of borrowed funds	(7,000,000)	-
Cash dividends paid	-	(155,087)
Net cash used in financing activities	(15,747,074)	(4,355,239)

Net increase (decrease) in cash and cash equivalents	(10,142,528)	15,261,261
Cash and cash equivalents - beginning of period	26,217,607	17,010,093
Cash and cash equivalents - end of period	$16,075,079	$32,271,354

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$2,730,088	$4,298,056
Income taxes	350	128,700

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to real estate acquired in settlement of loans	$3,683,726	$1,614,088

See notes to consolidated financial statements

FIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for interim reporting by First Bancshares, Inc. (the "Company") and its consolidated subsidiaries, First Home Savings Bank (the "Bank") and SCMG, Inc. are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying consolidated statement of financial condition as of June 30, 2009, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. The results for these interim periods may not be indicative of results for the entire year or for any other period.

2.	ACCOUNTING DEVELOPMENTS

Accounting Standards Codification. The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U. S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority federal securities laws are also sources of GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U. S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 320, “Investments – Debt and Equity Securities,” New authoritative accounting guidance under ASC Topic 320, “Investments – Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before the recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their costs that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during fiscal year 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

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

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 became effective January 1, 2010 and has not had a significant impact on the Company’s financial statements.

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

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The foregoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements beginning October 1, 2009 and has not had a significant impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820); Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement has not had a significant impact on the Company’s financial statements.

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

FASB ASC Topic 855, “Subsequent Events,” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. Events occurring subsequent to March 31, 2010, have been evaluated as to their potential impact to these financial statements through the date of issuance, May 14, 2010.

FASB ASC Topic 860, “Transfers and Servicing,” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 became effective January 1, 2010 and has not had a significant impact on the Company’s financial statements.

3.	EARNINGS PER SHARE

Basic earnings per share is based on net income or loss divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect, if any, of the issuance of shares eligible to be issued pursuant to stock option agreements.

The table below presents the numerators and denominators used in the basic earnings per common share computations for the three and nine month periods ended March 31, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Basic earnings per common share:
Numerator:
Net income (loss)	$(108,610)	$(243,306)	$137,284	$(3,003,431)
Denominator:
Weighted average common shares outstanding	1,550,815	1,550,815	1,550,815	1,550,815

Basic earnings (loss) per common share	$(0.07)	$(0.16)	$0.09	$(1.94)

Diluted earnings per common share:
Numerator:
Net income (loss)	$(108,610)	$(243,306)	$137,284	$(3,003,431)
Denominator:
Weighted average common shares outstanding	1,550,815	1,550,815	1,550,815	1,550,815

Basic earnings (loss) per common share	$(0.07)	$(0.16)	$0.09	$(1.94)

4.           COMMITMENTS

At March 31, 2010 and June 30, 2009, the Company had outstanding commitments to originate loans totaling $335,000 and $121,000, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.

5.	STOCK OPTION PLAN

The Company uses historical data to estimate the expected term of the options granted, volatilities, and other factors.  Expected volatilities are based on the historical volatility of the Company’s common stock over a period of time.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend rate is equal to the dividend rate in effect on the date of grant.  There were no grants made during either the fiscal year ended June 30, 2009 or the nine months ended March 31, 2010. The exercise price of options granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date. The Company assumes no projected forfeiture rates on its stock-based compensation.

A summary of option activity under the 2004 Stock Option Plan (“Plan”) as of March 31, 2010, and changes during the nine months ended March 31, 2010, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
			( in months)
Outstanding at beginning of period	22,000	$16.85	88
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at end of period	22,000	$16.85	79
Exercisable at end of period	13,600	$16.85

A summary of the Company’s non-vested shares as of March 31, 2010, and changes during the nine months ended March 31, 2010, is presented below:

Non-vested Options	Options	Weighted- Average Grant Date Fair Value

Outstanding at beginning of period	10,800	$6.14
Granted	-	-
Exercised	-	-
Vested	2,400	6.03
Forfeited or expired	-	-
Outstanding at end of period	8,400	$6.18

As of March 31, 2010, there was $8,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately nine months.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
Securities available-for-sale
U. S. Agency Securities	$-	$24,353	$-	$24,353
Mortgage-backed Securities	-	33,914	-	33,914
Municipal Securities	-	132	-	132
Other	-	278	-	278
Total	$-	$58,677	$-	$58,677

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities, excluding impaired loans, measured at fair value on a non-recurring basis were not significant at March 31, 2010.

The following table summarizes financial assets measured at fair value on a non-recurring basis as of March 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)

Impaired Loans	$-	$-	$3,752	$3,752
Real estate owned	-	-	4,008	4,008
Other repossessed assets			67	67

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

On March 31, 2010, the Company had total assets of $213.8 million, net loans receivable of $113.5 million, total deposits of $180.6 million and stockholders’ equity of $24.0 million. The Company’s common shares trade on The Nasdaq Global Market of The NASDAQ Stock Market LLC under the symbol “FBSI.”

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at March 31, 2010, compared to June 30, 2009, and the consolidated results of operations for the three-month and nine-month periods ended March 31, 2010, compared to the three-month and nine-month periods ended March 31, 2009. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended June 30, 2009.

Recent Developments and Corporate Overview

The economic decline that began in calendar 2008 and that has continued to varying degrees into calendar 2010 has created significant challenges for financial institutions such as First Home Savings Bank.  Dramatic declines in the housing market, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks.  In addition, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties. While the economy has recently shown some small signs of improvement, no upward trend seems to have been established.

As a result of the losses and projected losses attributed to failed institutions, the Federal Deposit Insurance Corporation (“FDIC’) adopted a rule imposing on every insured institution a special assessment equal to 20 basis points of its assessment base as of June 30, 2009 to be collected on September 30, 2009. However, Congress increased the FDIC’s borrowing authority from $30 billion to $100 billion (and up to $500 billion under special circumstances). As the result of the increase in borrowing authority, the special assessment was reduced to five basis points which, in the case of the Bank, amounted to $104,000 which was paid at the end of September 2009. Prior to the collection of the special assessment at the end of September, it became clear that additional funding was needed for the insurance fund. At the end of the calendar year most financial institutions, including the Bank, prepaid estimated assessments through the end of calendar 2012. The prepaid amount, which totaled
$1.6 million, will be amortized to expense over the 39 months ending December 31, 2012.

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

Since November 2008, in light of a continually worsening economy and the departure of several loan officers, the Bank has conducted ongoing, in depth reviews and analyses of the loans in its portfolio, primarily focusing on its commercial real estate, multi-family, development and commercial business loans. During the year ended June 30, 2009, based primarily on this ongoing loan review, and in light of the economic conditions, the Bank recorded a provision for loan losses of $5.3 million for the year. During the nine months ended March 31, 2010, no additional provision for loan losses was recorded by the Bank. However, SCMG, Inc., a wholly-owned subsidiary of the Company, recorded a provision for loan losses of $63,000 during the quarter ended March 31, 2010. This reserve was off-set against the book value of the net loan balance on SCMG’s books when foreclosure on the real estate collateralizing the loan was completed.

During the quarter ended September 30, 2009, the Company engaged the services of a consultant with an extensive background in commercial real estate, multi-family, development and commercial business lending. The purpose of hiring the consultant was to assist the Company and the Bank in meeting reporting deadlines established in the Orders and, to validate the methodology used internally to review, evaluate and analyze loans. This consultant performed an extensive review of the Company’s credits of $250,000 or larger during the quarter ended September 30, 2009 and performed follow up reviews during the quarters ended December 31, 2009 and March 31, 2010.

At its December 19, 2008 meeting, the Board of Directors, following extensive discussions over several months, determined that it was in the best interest of both the Bank and the Company to cash out the Bank Owned Life Insurance (“BOLI”) owned by the Bank. As of September 30, 2009, the Company had received all of the cash proceeds from the three insurance companies that had issued policies under the BOLI plan, with the final one-third received in September 2009. Thus, at March 31, 2010, the Bank did not have any BOLI.

Financial Condition

As of March 31, 2010, First Bancshares, Inc. had assets of $213.8 million, compared to $229.9 million at June 30, 2009.  The decrease in total assets of $16.1 million, or 7.0%, was the result of a decrease of $10.1 million, or 38.7%, in cash and cash equivalents, a decrease of $1.1 million, or 70.0% in FHLB stock, a decrease of $19.7 million, or 14.8%, in loans receivable, net, a decrease of $755,000 or 92.1%, in loans held for sale and a decrease of $2.2 million, or 100.0%, in BOLI. These decreases were partially offset by increases of $3.2 million in certificates of deposit purchased, $1.2 million in prepaid expenses and $2.4 million in real estate owned and other repossessed assets. Deposits decreased $8.6 million, and retail repurchase agreements decreased by $178,000. The decreases in deposits and retail repurchase agreements were the result of the current economic climate and generally lower interest rates on deposits.

Loans receivable, net totaled $113.5 million at March 31, 2010, a decrease of $19.7 million, or 14.8%, from $133.2 million at June 30, 2009.  The decrease in loans is, in part, the result of decreased originations because of the current uncertainty in the economy, both local and national. These problems have affected many sectors of the economy and have created concerns for individuals and businesses.  Housing sales, both new and existing, consumer confidence and other indicators of economic health in our market area have decreased over the last two years. The decrease in loans was also attributed to the transfer of $3.7 million in loans to real estate owned and repossessed assets.

The Company’s deposits decreased by $8.6 million, or 4.5%, from $189.2 million as of June 30, 2009 to $180.6 million as of March 31, 2010.  The decrease is the result of a number of factors, including depositors seeking higher yields available through non-bank entities and, in some cases, the need to use savings for living expenses as a result of loss of employment. The balance of the Company’s retail repurchase agreements decreased by $178,000, or 3.1%, from $5.7 million at June 30, 2009 to $5.5 million at March 31, 2010.

As of March 31, 2010 the Company’s stockholders’ equity totaled $24.0 million, compared to $23.8 million as of June 30, 2009.  The $220,000 increase of  was attributable to net income of $137,000 during the first nine months of fiscal 2010, and by a positive change in the mark-to-market adjustment, net of taxes, of $75,000 on the Company’s available-for-sale securities portfolio. In addition, there was an $8,000 increase resulting from the accounting treatment of stock based compensation. There were no dividends paid during the period.

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

Non-performing assets increased from $5.0 million, or 2.2% of total assets, at June 30, 2009 to $5.2 million, or 2.5% of total assets at March 31, 2010.  The Bank’s non-performing assets consist of non-accrual loans, past due loans over 90 days, impaired loans not past due or past due less than 60 days, real estate owned and other repossessed assets. The increase in non-performing assets consisted of an increase of $2.5 million in real estate owned and an increase of $136,000 in loans 90 days or more delinquent and still accruing interest. These increases were partially offset by decreases of $2.3 million in non-accruing loans and $91,000 in other repossessed assets, respectively. Most of the decrease in non-accrual loans was the result of the Company completing the foreclosure process on real estate collateralizing these loans, resulting in the substantial increase in real estate owned. The increase in loans 90 days or more delinquent and still accruing consisted of increases of $63,000 in residential mortgages and $216,000 in commercial real estate loans. These increases were offset by decreases of $122,000 and $21,000 in land and commercial business loans, respectively. The decrease in non-accrual loans consisted of decreases of $3,000, $247,000 and $1.5 million in non-accrual residential mortgages, commercial real estate loans and land loans, respectively. At March 31, 2010, loans 90 days past due and still accruing consisted of one residential mortgage totaling $63,000, one commercial real estate loan totaling $216,000, and one commercial business loan totaling $146,000. Almost all of the loans that became non-accrual or 90 days or more delinquent and still accruing as of March 31, 2010, were loans that had been on the Company’s list of watch credits at December 31, 2009. The increase in non-performing assets is a result of two factors.  First is the economic environment that has existed for over two years, which has had an adverse impact on individuals and businesses in the Company’s primary market areas, where substantially all of the Company’s problem loans are located. Second, there were concerns regarding the Bank’s underwriting of some of the loans that were originated prior to May 2008. Since May 2008 the Bank has required that all originations, renewals and modifications of commercial real estate, multi-family, development and commercial business loans be approved by the Directors’ Loan Committee. As discussed below, management believes the allowance for loan losses as of March 31, 2010, was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

	March 31,	June 30,
	2010	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans accounted for on a non-accrual
basis:
Real estate:
Residential	$ 591	$ 593	$ 94	$ 245	$ 322	$ 221
Commercial and land	-	1,714	1,882	2,171	306	1,112
Commercial business	154	717	316	467	65	1,502
Consumer	-	-	21	6	148	19
Total	$ 745	$3,024	$2,313	$2,889	$ 841	$2,854

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$ 62	$ -	$ 296	$ 278	$ -	$ 63
Commercial and land	216	122	64	81	-	30
Commercial business	146	166	-	-	-	-
Consumer	-	-	-	-	3	55
Total	$ 424	$ 288	$ 360	$ 359	$ 3	$ 148

Total of non-accrual and
90 days past due loans	$ 1,169	$3,312	$ 2,673	$3,248	$ 844	$3,002

Real estate owned	4,008	1,549	1,206	291	497	340
Repossessed assets	67	158	-	2	-	-
Other non-performing assets:
Impaired loans not past due	-	-	-	-	-	2,004
Slow home loans (60 to 90 days
past due)	-	-	-	-	-	450
Total non-performing assets	$5,244	$5,019	$ 3,879	$3,541	$1,341	$5,796
Total loans delinquent 90 days
or more to net loans	0.37%	0.22%	0.22%	0.23%	0.59%	1.90%
Total loans delinquent 90 days
or more to total consolidated assets	0.20%	0.13%	0.14%	0.15%	0.37%	1.23%
Total non-performing assets
to total consolidated assets	2.45%	2.18%	1.56%	1.47%	0.59%	2.39%

As of June 30, 2009, there were 21 foreclosed properties held for sale totaling $1.6 million. During the nine months ended March 31, 2010 18 properties with a book value of $1.1 million were sold resulting in a net loss of $30,000. In addition, during the nine month period, three foreclosed properties were written down by a total of $130,000 which was charged to the provision for losses on real estate owned. Included in these three write downs was one property related to a participation loan that was written down to zero. Eighteen properties totaling $3.7 million were foreclosed and added to real estate owned during the nine months ended March 31, 2010. These 18 foreclosures consisted of ten loans on single family residences totaling $763,000, one loan on developed residential building lots totaling $1.4 million, three loans on developed commercial building lots totaling $562,000, three loans on commercial buildings totaling $239,000 and one loan on undeveloped land totaling $670,000. Substantially all of the real estate acquired through foreclosure was located in the Company’s primary market area. At March 31, 2010, there were 20 foreclosed properties held for sale totaling $4.0 million. There were also repossessed assets totaling $67,000 at March 31, 2010.

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

On the basis of management's review of its loans and other assets, at March 31, 2010, the Company had classified $4.7 million of its assets as substandard, none as doubtful and none as loss.  This compares to classifications at June 30, 2009 of $6.1 million as substandard, $4.2 million as doubtful and none as loss.  The decrease in classified loans to $4.7 million at March 31, 2010 from $10.3 million at June 30, 2009 is believed to be an indication that the on-going, in-depth review and analysis of the Bank’s loan portfolio since November 2008 is helping the Company make progress in resolving problem loan issues.

In addition, classified assets at March 31, 2010 and June 30, 2009 included real estate owned and other repossessed assets of $4.1 million and $1.7 million, respectively. The increase in real estate owned and repossessed assets is the result of completion of foreclosures and repossessions on collateral securing delinquent loans, and was a significant contributor to the decrease in classified loans.

In addition to the classified loans, the Bank has identified an additional $4.3 million of credits at March 31, 2010 on its internal watch list compared to $13.4 million at June 30, 2009, a reduction of 67.9% in total dollars so identified. The review and analysis of these loans identified them as credits with some element or elements of possible increased risk. Any deterioration in their financial condition could increase the classified loan totals. The size of the internal watch list at June 30, 2009 was primarily the result of the state of the economy which had a negative impact on cash flows for both individuals and businesses. In addition, stricter internal policies were implemented prior to June 30, 2009, which resulted in an increase in the number and the total dollar amount of loans identified as problem loans. The decrease in watch list credits is an indication that the stricter internal policies have been effective.

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

At March 31, 2010, the Company has established an allowance for loan losses of $2.1 million compared to $4.2 million at June 30, 2009. The decrease in the allowance for loan losses was due to loan charge offs totaling $2.5 million during the nine months ended March 31, 2010. In addition to the provision of $63,000, the allowance increased through recoveries of $224,000 and the transfer to the allowance of $150,000 that had been reserved on a letter of credit which was funded. The allowance represents approximately 183.5% and 132.64% of the total non-performing loans at March 31, 2010 and June 30, 2009, respectively, and approximately 1.87% and 3.05% of total loans as of March 31, 2010 and June 30, 2009, respectively. The allowance for loan losses reflects management’s best estimate of probable losses inherent in the portfolio based on currently available information.  The Company believes that the allowance for loan losses as of March 31, 2010 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While the Company believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s financial condition and results of operations.  Future additions to the allowance may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.  In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators as part of the examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

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

Allowance for Loan Losses

The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Non-performing Assets and Allowance for Loan Losses.”  Although management believes the levels of the allowance as of March 31, 2010 and June 30, 2009 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in additional losses.

Valuation of REO and Foreclosed Assets

Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure (“REO”) are recorded at the lower of cost or fair value less estimated costs to sell. Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale. Accordingly, the valuation of REO is subject to significant external and internal judgment. Any differences between management’s assessment of fair value, less estimated costs to sell, and the carrying value of the loan at the date a particular property is transferred into REO are charged to the allowance for loan losses. Management periodically reviews REO values to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further decreases in the value of REO are considered valuation adjustments and trigger a corresponding charge to non-interest expense in the Consolidated Statements of Operations. Expenses from the maintenance and operations of REO are included in other non-interest expense.

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

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

General.  For the three months ended March 31, 2010, the Company reported a net loss of $109,000, or $(0.07) per diluted share, compared to a net loss of $243,000, or $(0.16) per diluted share, for the same period in 2009.  The decrease in net loss for the 2010 period was primarily attributable to a decrease in the provision for loan losses from $643,000 during the 2009 period to $63,000 during the 2010 period. The $63,000 provision was the result of a foreclosure on a loan owned by SCMG, Inc., a wholly-owned subsidiary of the Company. The amount represents the difference between the net balance due on the loan and the fair value of the real estate and commercial buildings that collateralized the loan, based on a current appraisal, less estimated costs to sell the property. Based on the analyses performed by both the outside consultant and management, it was determined that no additional provision was required in the quarter ended March 31, 2010. In addition, net interest income increased by $2,000 and non-interest expense decreased by $42,000 during the three months ended March 31, 2010 compared to the same period in 2009. These items were partially offset by decreases in non-interest income and the income tax benefit.

Net interest income.  While the Company’s net interest income for both the three months ended March 31, 2010 and the three months ended March 31, 2009 was $1.6 million, there was a small increase of $2,000. This increase reflects a $594,000 decrease in interest expense substantially offset by a $592,000 decrease in interest income.

Interest income. Interest income for the three months ended March 31, 2010 decreased $592,000, or 20.1%, to $2.4 million compared to $2.9 million for the same period in 2009. Interest income from loans decreased $531,000 to $1.8 million from $2.3 million in 2009 as a result of a decrease in average loans to $116.4 million during the three months ended March 31, 2010 from $143.9 million during the comparable 2009 period and to a decrease in the yield on loans to 6.31% during the three months ended March 31, 2010 from 6.49% during the comparable period in 2009. The decrease in average loans was the result of a decrease in lending volume during the three months ended March 31, 2010, loan write-offs totaling $2.5 million, transfers of loans totaling $3.7 million to real estate owned and repossessed collateral, and efforts by management to move certain credits out of the Bank. The decrease in yield was the result of a downward trend in interest rates over the 24 months ending March 31, 2010, which resulted in decreased yields on adjustable rate loans and new loans with smaller yields replacing some of the higher rate loans that were paid off, written off or transferred to real estate owned or repossessed collateral.

Interest income from investment securities and other interest-earning assets for the three months ended March 31, 2010 decreased $61,000, or 9.9%, to $555,000 from $616,000 for the same period in 2009. The decrease was the result of a decrease in the yield on these assets to 2.66% for the three months ended March 31, 2010 from 3.29% for the 2009 period which was partially offset by an increase in the average balance of these assets of $3.6 million to $77.8 million for the three months ended March 31, 2010 from $74.2 million for the same period in 2009.

Interest expense. Interest expense for the three months ended March 31, 2010 decreased $594,000 or 43.5%, to $773,000 from $1.4 million for the same period in 2009. Interest expense on deposits decreased $290,000 to $718,000 in the three months ended March 31, 2010 from $1.0 million in the same period in 2009. The decrease resulted from a decrease in the average cost of deposits to 1.71% during the three months ended March 31, 2010 from 2.39% in the 2009 period, and by a decrease in average interest-bearing deposit balances of $671,000 to $168.8 million during the three months ended March 31, 2010 from $169.5 million in the 2009 period. Interest expense on other interest-bearing liabilities decreased $304,000 to $55,000 in the three months ended March 31, 2010 from $359,000 in the comparable period in 2009. The decrease in interest expense on other interest-bearing liabilities was attributable to a decrease in the average cost of other interest bearing liabilities to 2.71% during the three months ended March 31, 2010 from 4.15% during the 2009 period, and by a decrease in the average balance of other interest-bearing liabilities of $26.2 million to $8.1 million during the three months ended March 31, 2010 from $34.3 million during the 2009 period. The average outstanding balance of retail repurchase agreements decreased to $5.1 million during the three months ended March 31, 2010 from $5.3 million during the comparable period in 2009.

Net interest margin. The Company’s net interest margin was 3.26% for the three months ended March 31, 2010 as compared to 2.90% for the three months ended March 31, 2009.

Provision for loan loss. During the quarter ended March 31, 2010, the provision for loan losses was $63,000, compared to $643,000 for the quarter ended March 31, 2009.  For a discussion of this change, see “Non-performing Assets and Allowance for Loan Losses” herein.

Non-interest income.  For the three months ended March 31, 2010, non-interest income totaled $337,000, compared to $723,000 for the three months ended March 31, 2009.  The $386,000 decrease between the two periods resulted primarily from a decrease in service charges and other fee income of $108,000, a decrease in profit on the sale of loans of $143,000, a decrease of $20,000 in income from BOLI, and a decrease of $2,000 in other non-interest income. In addition, during the 2009 period there was a profit on the sale of investments of $143,000, which did not recur during the 2010 period, and there was a net loss of $13,000 on gain (loss) on the sale of property and equipment and real estate owned during the 2010 period compared to a net gain to $5,000 in the 2009 period. These items were partially offset by a decrease of $47,000 in the provision for losses on real estate owned between periods. The decrease in service charges and other fee income seems to be indicative of the financial services industry as a whole with account holders taking greater care that they do not incur overdraft charges for their accounts. The decrease in gain on the sale of loans resulted from the closing of the loan production office in the quarter ended June 30, 2009. There were no loan sales during the quarter ended March 31, 2010. The reduction in income on BOLI was attributable to the surrender of the BOLI policies, the final proceeds of which were received in September 2009.

Non-interest expense. Non-interest expense decreased $42,000 from $2.1 million during the three months ended March 31, 2009 to $2.0 million for the three months ended March 31, 2010. This was the result of decreases of $173,000, $36,000, and $11,000 in compensation and benefits, occupancy and equipment expense, and professional fees, respectively. These decreases were partially offset by an increase of $71,000 in deposit insurance premiums and an increase in other expense of $107,000. The decreases in compensation and benefits and occupancy and equipment expense are primarily the result of cost reduction and containment efforts begun by current management. The increase in deposit insurance premiums was a result of an increase in the assessment rates by the Federal Deposit Insurance Corporation. The increase in other expense was the result of a charge-off of almost $124,000 related to an error relating to the administration of a trust account. While management believes the amount will be recovered, it was necessary to record the item as an expense until it is recovered.

Income tax expense.  State income tax expense and income tax benefits are recorded based on the taxable income or loss of each of the companies. Federal income taxes are calculated based on the combined income of the consolidated group. Pre-tax net income is reduced by non-taxable income items and increased by non-deductible expense items. The Company recorded a tax benefit of $52,000 for the three months ended March 31, 2010 as compared to a tax benefit of $156,000 for the three months ended March 31, 2009.

Results of Operations for the Nine Months Ended March 31, 2010 Compared to the Nine Months Ended March 31, 2009

General. For the nine months ended March 31, 2010, the Company reported net income of $137,000, or $0.09 per diluted share, compared to a net loss of $3.0 million, or ($1.94) per diluted share, for the same period in 2009.  The change from a net loss in 2009 to net income for the 2010 period was primarily the result of the Company recording a provision for loan losses of $63,000 during the 2010 period compared to a provision totaling $5.0 million during the 2009 period. In addition, non-interest expense for the nine months ended March 31, 2010 decreased by $692,000 to $5.7 million from $6.4 million during the same period in 2009. These items were partially offset by decreases in net interest income, and non-interest income and an increase in the provision for income taxes.

Interest income. Interest income for the nine months ended March 31, 2010 decreased $2.1 million, or 21.6%, to $7.5 million compared to $9.6 million for the same period in 2009. Interest income from loans decreased $1.7 million to $5.9 million from $7.6 million in 2009. This was attributable to a decrease in the yield on loans to 6.32% during the 2010 period from 6.54% during the comparable 2009 period, and to a decrease in the average loan balances to $123.4 million during the nine months ended March 31, 2010 from $153.5 million during the 2009 period.

Interest income from investment securities and other interest-earning assets for the nine months ended March 31, 2010 decreased $342,000 to $1.7 million from $2.0 million for the same period in 2009. The decrease was the result of a decrease in the yield on these assets to 2.86% for the 2010 period from 3.94% for the 2009 period, which was partially offset by an increase in the average balance of these assets of $8.1 million to $76.0 million for the nine months ended March 31, 2010 from $67.9 million for the same period in 2009.

Interest expense. Interest expense for the nine months ended March 31, 2010 decreased $1.7 million, or 40.0%, to $2.6 million from $4.3 million for the same period in 2009. Interest expense on deposits decreased $851,000 to $2.4 million in the nine months ended March 31, 2010 from $3.2 million in the same period in 2009. The decrease resulted from a decrease in average interest-bearing deposit balances of $2.5 million to $170.8 million during the nine months ended March 31, 2010 from $173.3 million in the 2009 period and to a decrease in the average cost of deposits to 1.84% during the nine months ended March 31, 2010 from 2.47% in the 2009 period. Interest expense on other interest-bearing liabilities decreased $856,000 to $194,000 in the nine months ended March 31, 2010 from $1.1 million in the comparable period in 2009. The decrease in interest expense on other interest-bearing liabilities was due to a decrease in the average outstanding balances of other interest-bearing liabilities to $11.2 million during the nine months ended March 31, 2010 from $29.6 million during the 2009 period, and a decrease in the average cost on other interest-bearing liabilities to 2.31% during the 2010 period from 4.72% during the 2009 period.

Net interest margin. Net interest margin increased to 3.29% for the nine months ended March 31, 2010 from 3.18% for the nine months ended March 31, 2009.

Provision for loan loss. During the nine months ended March 31, 2010, the provision for loan losses totaled $63,000, compared to a provision of $5.0 million for the nine months ended March 31. 2009.  For a discussion of this change, see “Non-performing Assets and Allowance for Loan Losses” herein.

Non-interest income.  For the nine months ended March 31, 2010, non-interest income totaled $1.2 million, compared to $2.2 million for the nine months ended March 31, 2009.  The $951,000 decrease between the two periods resulted primarily from decreases of $319,000, $301,000, $116,000 and $31,000 in service charges and other fee income, profit on the sale of loans, income from bank owned life insurance, and other non-interest income, respectively, and by an increase of $71,000 in the provision for losses on real estate owned. In addition, during the 2009 period there was a profit on the sale of investments of $143,000, which did not recur during the 2010 period. These items were partially offset by a $38,000 change in net gain on sale of property and equipment and real estate owned to during the nine months ended March 31, 2010 from a small net loss during the nine months ended March 31, 2009. The decrease in service charges and other fee income seems to be indicative of the financial services industry as a whole with account holders taking greater care that they do not incur overdraft charges for their accounts. The decrease in gain on the sale of loans resulted from the closing of the loan production office in the quarter ended June 30, 2009. The gain on the sale of loans during the nine months ended March 31, 2010 was the result of completing the loan sales from the loan production office and the sale of one loan originated for the secondary market during the nine month period. The reduction in income on BOLI was attributable to the surrender of the BOLI policies, the final proceeds of which were received in September 2009.

Non-interest expense. Non-interest expense totaled $5.7 million for the nine months ended March 31, 2010, compared to $6.4 million for the nine months ended March 31, 2009, decreasing by $692,000.  This was the result of decreases of $563,000, $213,000, $9,000 and $188,000 in compensation and benefits, occupancy and equipment, professional fees and other non-interest expense, respectively. These increases were partially offset by an increase of $281,000 in deposit insurance premiums. The decreases in compensation and benefits, occupancy and equipment expense and other non-interest expense are primarily the result of cost reduction and containment efforts begun by current management. The increase in deposit insurance premiums was a result of an increase in the assessment rates by the Federal Deposit Insurance Corporation.

Income tax expense.  During the nine months ended March 31, 2010, an income tax expense of $198,000 was recorded, compared to an income tax benefit of $1.0 million for the nine months ended March 31, 2009. The tax benefit on the pre-tax loss of over $4.0 million during the nine months ended March 31, 2009 was reduced as a result of the decision to cash in the Bank’s BOLI. Cashing in the BOLI required recording a tax provision of approximately $562,000. No tax provision was previously recorded on income from the BOLI. It did not become a taxable event until it was decided to cash in the policies.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At March 31, 2010, the Company had commitments to originate loans totaling $335,000.  The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Home Savings Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth First Home Savings Bank's actual capital and required capital amounts and ratios at March 31, 2010 which, at that date, exceeded the minimum capital adequacy requirements.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
At March 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

(Dollars in thousands)
Tangible Capital (to adjusted total assets)	$21,493	10.18%	$3,167	1.50%	-	-
Tier 1 (Core) Capital (to adjusted total assets)	21,493	10.18%	8,445	4.00%	$10,556	5.00%
Tier 1 (Core) Capital (to risk weighted assets)	22,470	19.91%	4,515	4.00%	6,773	6.00%
Total Risk Based Capital (to risk weighted assets)	22,470	19.04%	9,031	8.00%	11,289	10.00%

The FDIC Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At March 31, 2010, First Home Savings Bank exceeded minimum requirements for the well-capitalized category.

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

These forward-looking statements include statements with respect to the Company’s beliefs, expectations, estimates and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond the Company’s control.  Such statements may address:  future operating results; customer growth and retention; loan and other product demand; earnings growth and expectations; new products and services; credit quality and adequacy of reserves; technology; and our employees. The following factors, among others, could cause the Company’s financial performance to differ materially from the expectations, estimates, and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; inflation, interest rate, market, and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users; the impact of changes in financial services’ laws and regulations; technological changes; changes in consumer spending and saving habits; the demand for mortgage loans; and the success of the Company at managing its “litigation”, improving its loan underwriting and related lending policies and procedures, collecting assets of borrowers in default, successfully resolving the Cease and Desist Orders and managing the risks involved in the foregoing.

The foregoing list of factors is not exclusive. Additional discussions of factors affecting the Company’s business and prospects are contained in the Company’s reports filed with the SEC, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2009.  The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for fiscal 2010 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating and stock price performance.

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

Based upon that evaluation, the Company’s  Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010 the Company’s  disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by the Company  in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by the Company  in the  reports that it files or submits under the Exchange Act is accumulated and communicated to its  management, including its  principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to a Cease and Desist Orders that the Company and the Bank entered into with the OTS.  The Orders place limitations on certain aspects of our business including but not limited to our ability to pay dividends, increase deposits, incur debt, and appoint executive officers and directors.  The Orders also require certain actions with respect to the development of a business plan and the reduction of our classified asset and certain lending concentrations. In addition, we may be subject to future enforcement actions or possible civil money penalties if we do not comply with the terms of the Orders.

A legislative proposal has been introduced that would eliminate the Office of Thrift Supervision, the Company’s and the Bank’s primary federal regulator, which would require the Company to become a bank holding company.

Legislation has been introduced in the United States Senate and House of Representatives that would implement sweeping changes to the current bank regulatory structure.  The House Bill (H.R. 4173) would eliminate our current primary federal regulator, the OTS, by merging it into the Comptroller of the Currency (the primary federal regulator for national banks).  The proposed legislation would authorize the Comptroller of the Currency to charter mutual and stock savings banks and mutual holding companies, which would be under the supervision of the Division of Thrift Supervision of the Comptroller of the Currency.  The proposed legislation would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and thrift holding companies.  As a result, the Company would become a holding company subject to supervision by the Federal Reserve Board as opposed to the OTS, and would become subject to the Federal Reserve’s regulations, including holding company capital requirements, that the Company is not currently subject to as a savings and loan holding company.  In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

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

Item 4.                [Removed and Reserves]

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

FIRST BANCSHARES, INC.

Date: May 14, 2010	By: /s/Thomas M. Sutherland
Thomas M. Sutherland,
Chief Executive Officer

Date: May 14, 2010	By: /s/ Ronald J. Walters
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

30