Form 10-K
period 2010-06-30
FIRST BANCSHARES INC /MO/
filed 2010-10-13
CIK 912967

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes        No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    No x

As of October 13, 2010, the registrant had outstanding 1,550,815 shares of common stock.  The registrant's common stock is listed on the Nasdaq Global Market of The Nasdaq Stock Market LLC under the symbol "FBSI."  The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on The Nasdaq Stock Market LLC on December 31, 2009, was $11.9 million.  For purposes of this calculation, officers and directors of the registrant and the Employee Stock Ownership Plan are considered affiliates of the registrant.  The exclusion of the value of the shares owned by these individuals shall not be deemed an admission by the issuer that such person is an affiliates of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2010. (Parts I and II)

2.	Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders. (Part III)

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains certain "forward-looking statements" that relate to First Bancshares, Inc. (“Company” or “First Bancshares”) within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "intend," "should," "plan," "project," "estimate," "potential," "seek," "strive," or "try" or other conditional verbs such as "will," "would," "should," "could," or "may" or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate and about the Company and First Home Savings Bank (“Savings Bank” or “First Home”), projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our strategies. Our ability to predict results or the actual effects of our plans or strategies is inherently uncertain. Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets; results of examinations of us by the Office of Thrift Supervision, the Missouri Division of Finance (“Division”) and the Federal Deposit Insurance Corporation ("FDIC") or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the possibility that we will be unable to comply with the conditions imposed upon us by the Order to Cease and Desist issued by the OTS, including but not limited to our ability to reduce our non-performing assets, which could result in the imposition of additional restrictions on our operations; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes such as the Dodd-Frank Act and its implementing regulations that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies, principles and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; our ability to lease excess space in Company-owned buildings; and other risks detailed in this Annual Report. Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for future periods to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's operating and stock performance.

PART I

Item 1.  Description of Business

General

    First Bancshares, a Missouri corporation, was incorporated on September 30, 1993 for the purpose of becoming the holding company for First Home Savings Bank (“Savings Bank”) upon its conversion from a state-chartered mutual to a state-chartered stock savings and loan association ("Conversion"). The Conversion was completed on December 22, 1993.  At June 30, 2010, the Company had consolidated total assets of $211.7 million, total deposits of $180.1 million and stockholders' equity of $22.6 million.  The Company is not engaged in any significant activity other than holding the stock of First Home. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to operations of the Savings Bank. The Company's common shares trade on The Nasdaq Stock Market LLC under the symbol "FBSI."

     The Savings Bank is a Missouri-chartered, federally insured stock savings and loan association organized in 1911.  The Savings Bank conducts its business from its home office in Mountain Grove and ten full service branch facilities in Marshfield, Ava, Gainesville, Sparta, Theodosia, Crane, Galena, Kissee Mills, Rockaway Beach and Springfield, Missouri.  The deposits of the Savings Bank are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").  As a Missouri-chartered savings and loan association, First Home currently derives its authority from, and is governed by, the provisions of the Missouri Savings and Loan Law ("Missouri Law") and regulations of the Missouri Division of Finance ("Division") and the Office of Thrift Supervision ("OTS").   As a result of the enactment on July 21, 2010 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the primary regulator of all state savings associations, including the Savings Bank, will change from the OTS to the FDIC.  This change will occur on July 21, 2011, subject to extension for up to six additional months.  Additionally, the Dodd-Frank Act will change the regulator of all savings and loan holding companies, including the Company, from the OTS to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), currently the regulator of bank holding companies.  For additional information regarding the Dodd-Frank Act, see " – Regulation of First Home" below.

    The Savings Bank provides its customers with a full array of community banking services.  The Savings Bank is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with other funding sources, to invest in residential mortgage loans, commercial real estate loans, land loans, second mortgage loans, consumer loans and commercial business loans, for its loan portfolio.  Excess funds are typically invested in securities and other assets.  At June 30, 2010, the Savings Bank's net loans were $108.7 million, or 51.4% of consolidated total assets. Gross loans of $111.0 million consisted of $60.2 million, or 54.2% of total loans, in residential mortgages, $34.6 million, or 31.2% of total loans, in commercial real estate loans, $4.4 million, or 3.9% of total loans, in land loans, $4.5 million, or 4.0% of total loans, in second mortgage loans, $2.9 million, or 2.6% of total loans, in consumer loans, and $4.5 million, or 4.1% of total loans, in commercial business loans.  Of loans maturing after June 30, 2011, at June 30, 2010, adjustable rate mortgage ("ARM") loans accounted for approximately 78.1% of loans secured by real estate and 61.3% of the gross loan portfolio.  See "-- Lending Activities" below.

Corporate Developments and Overview

On August 17, 2009, the Company and the Savings Bank each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist with the OTS.

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

•
not enter into any arrangement or contract with a third party service provider that is significant to the overall operation or financial position of the Savings Bank, or that is outside the normal course of business; and

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

For additional information regarding the terms of the orders, please see our Form 8-K that we filed with the SEC on August 18, 2009. Further, we may be subject to more severe future regulatory enforcement actions, including but not limited to civil money penalties, if we do not comply with the terms of the orders.

Market Area

      Similar to national trends, the Savings Bank’s market area unemployment rate at June 30, 2010 remained near the higher levels noted at June 30, 2009.  While the Savings Bank’s market area unemployment rate has increased over the past year, it is somewhat lower than the national average.  Economic conditions in the Savings Bank’s market areas, with the exception of a recent slight downturn in the housing market, have been relatively stable.  The overall condition of the primary market area can be characterized as stable, with modest growth potential, based on regional population and economic projections.

The Savings Bank is headquartered in the town of Mountain Grove, in Wright County, Missouri.  Wright County has a population of approximately 17,000 and its economy is highly diversified, with an emphasis on the beef and dairy industries.  Except for the branch office that opened in July 2006 in Springfield, Missouri, the Savings Bank's market area is predominantly rural in nature.  Its deposit taking and lending activities primarily encompass Wright, Webster, Douglas, Christian, Ozark, Stone, Taney and  Greene counties in Missouri.  Significant companies in the rural areas include Hutchens Steel, Bore Flex, Inc., Copeland Corporation, Dairy Farmers of America and WoodPro Cabinetry.  The Springfield, Missouri market has a number of  significant companies, including Kraft Foods, Willow Brook Foods, Bass Pro Shops, O'Reilly Automotive, Positronic Industries, Lauren Cook Company and Paul Mueller Company.  In addition, Missouri State University, St. John's Hospital and Cox Health Systems are major employers and contributors to the economic well-being of the Springfield, Missouri area.  The Savings Bank also transacts a significant amount of business in Texas County, Missouri.  The Savings Bank's market area, especially Ozark County because of its proximity to Norfolk and Bull Shoals lakes, has experienced a rather slow but steady growth from retirees. The Springfield market had robust growth and development for several years, and while that growth and development slowed substantially during the last two to three years, the market remains relatively strong.  Economic conditions in the Savings Bank's market areas have been relatively stable, in spite of the recent downturn in the housing market and the economy in general.

Selected Consolidated Financial Information

This information is incorporated by reference to pages 4 and 5 of the 2010 Annual Report to Stockholders ("Annual Report") attached hereto as Exhibit 13.

Average Balances, Yields Earned and Rates Paid

This information is incorporated by reference to page 20 of the Annual Report attached hereto as Exhibit 13.

Yields Earned and Rates Paid

This information is incorporated by reference to page 21 of the Annual Report attached hereto as Exhibit 13.

Rate/Volume Analysis

This information is incorporated by reference to page 22 of the Annual Report attached hereto as Exhibit 13.

Lending Activities

General.  Historically, the principal lending activity of the Savings Bank has been the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing one-to-four family owner occupied homes within its primary market area.  While the Savings Bank continues to actively seek originations of such loans, most of the fixed-rate loans of this type are currently originated for sale in the secondary market.  In an attempt to diversify its lending portfolio, the Savings Bank also originates commercial real estate loans, land loans, consumer loans, such as mobile home loans, automobile loans and loans secured by savings accounts, and commercial business loans.  The proportion of residential and commercial real estate loans to total loans has shifted gradually in recent years as a result of both this diversification and the minimal number of fixed-rate, one-to-four family loans originated for the portfolio.  Additionally, the Savings Bank originated and purchased loans pursuant to the Small Business Administration's ("SBA") guaranteed programs between September 2000 and December 2005.  As of June 30, 2010, the Savings Bank had twelve commercial business and commercial real estate loans with an aggregate balance of $2.5 million that had SBA guarantees.  The Savings Bank has not been active in SBA lending since December 2005.

In addition to loans within the Savings Bank's primary market area, the Savings Bank also has originated nine one-to-four family loans, eight commercial real estate loans, four land loans, one commercial business loan and ten consumer loans in Arkansas, Oregon, Kansas and eight other states.  The 32 loans had an aggregate balance of $5.0 million at June 30, 2010.  As of June 30, 2010 there was one loan of $123,000 collateralized by a single-family residence in excess of 90 days past due. Additionally, at June 30, 2010 there were five out-of-state loans totaling $301,000 that were past due between 8 and 15 days. The remaining 26 loans were performing according to their scheduled repayment terms.

At June 30, 2010, the Savings Bank's net loans receivable totaled $108.7 million, which represented 51.4% of consolidated total assets.  Historically, the Savings Bank has primarily originated adjustable rate loan products.  At June 30, 2010, adjustable rate loans with a maturity date after June 30, 2011 accounted for $70.5 million or 63.5% of the total loan portfolio and $68.0 million or 78.1% of loans secured by real estate. The Savings Bank focuses on serving the needs of its local community and strongly believes in a lending philosophy that emphasizes individual customer service and flexibility in meeting the needs of its customers.  During the four years ended June 30, 2006, the Savings Bank experienced a significant decline in the amount of its one-to-four family loan portfolio. While this trend was moderately reversed during the year ended June 30, 2007, during the years ended June 30, 2008 through June 30, 2010, the Savings Bank experienced futher decreases in its one-to-four family loan portfolio. During the year ended June 30, 2010, originations of one-to-four family loans, including those originated for sale in the secondary market, decreased by $26.9 million to $4.4 million from $31.3 million in the year ended June 30, 2009. The decrease in one-to-four family originations for the portfolio during fiscal 2010 was the result of closing the secondary market operation in June 2009, and the continuing decline in economic conditions during the period and the resulting negative impact on property values. In addition, the Savings Bank retained primarily adjustable rate in its portfolio and almost all one-to-four family loans with fixed interest rates were sold to other investors. While the origination of loans for others does not increase the Savings Bank's loan portfolio, it does provide the Savings Bank with the opportunity to generate fee income, and the ability to meet its customers’ needs. In addition, the Savings Bank historically has retained some fixed-rate mortgage loans in its portfolio.  The retained loans generally have a higher interest rate than those loans originated for other investors.  Generally, fixed rate loans that are retained in the Savings Bank's portfolio are loans with smaller principal balances ($50,000 or less) where the value of the acreage is too great for the residence to qualify under the secondary market standards.

Loan Portfolio Analysis.  The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan as of the dates indicated. Construction loans are included in residential and commercial real estate loans depending on the type of security.  At June 30, 2010, the Savings Bank had $3.7 million, or 3.3% of total loans, in interim construction loans in its portfolio of which $461,000 were for residential construction and $3.2 million were for commercial construction, as described below.  At June 30, 2009, the Savings Bank had $4.2 million, or 3.1% of total loans, in interim construction loans in its portfolio of which $1.4 million were for residential construction and $2.8 million were for commercial construction. Because of the amount of its construction loans, and the fact that most of these loans are made with the intent for them to convert to permanent financing, the Savings Bank does not separately disclose these types of loans.  The decrease in construction loans was the result of several factors, including reduced demand for such loans, both by borrowers and by the Savings Bank, due to the economic climate, and write downs, based on FASB 114 analyses, of certain existing loans.

At June 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	{Dollars in thousands}
Type of Loan:
Real Estate Loans
Residential Mortgage	$ 60,217	54.24%	$ 71,141	51.89%	$ 75,992	44.83%	$ 86,530	53.57%	$ 82,519	55.59%
Commercial real estate (1)	34,573	31.15	39,816	29.04	53,730	31.69	40,331	24.97	37,097	24.99
Land	4,358	3.93	7,395	5.39	10,756	6.34	9,095	5.63	7,949	5.36
Second mortgage loans	4,469	4.03	4,900	3.57	7,103	4.19	4,828	2.99	3,659	2.47
Total mortgage loans	103,617	93.35	123,252	89.89	147,581	87.05	140,784	87.16	131,224	88.41

Consumer Loans:
Automobile loans	1,127	1.02	2,052	1.50	4,726	2.79	4,078	2.53	3,467	2.34
Savings account loans	1,181	1.06	1,165	0.85	1,468	0.87	1,504	0.93	1,709	1.15
Mobile home loans	188	0.17	267	0.19	2,977	1.76	3,589	2.22	2,438	1.64
Other consumer	392	0.35	561	0.41	1,007	0.59	2,860	1.77	1,060	0.71
Total consumer loans	2,888	2.60	4,045	2.95	10,178	6.01	12,031	7.45	8,674	5.84

Commercial business	4,491	4.05	9,817	7.16	11,769	6.94	8,700	5.39	8,532	5.75

Total loans	110,996	100.00%	137,114	100.00%	169,528	100.00%	161,515	100.00%	148,430	100.00%
Add:
Unamortized deferred loan costs, net of origination fees	214		235		304		171		184
Less:
Undisbursed loans in process	-		1		-		1		4,153
Allowance for probable loan
Losses	2,527		4,186		2,797		2,692		2,474
Total loans receivable, net	$108,683		$133,162		$167,035		$158,993		$141,987

____________
(1) Includes multi-family residential loans

One-to-Four Family Residential Loans.  The Savings Bank originates residential mortgage loans to enable borrowers to purchase existing homes, to construct new one-to-four family homes or refinance existing debt on their homes. At June 30, 2010, $60.2 million, or 54.2% of the Savings Bank's gross loan portfolio, consisted of residential mortgage loans (almost all of which are ARMs, with the principal amortizing over loan terms ranging from 10 to 30 years).  Since 1973 until fiscal 2006, the Savings Bank had originated almost exclusively ARM loan products. The Savings Bank originates ARMs, which generally allows, but does not require, the Savings Bank to adjust the interest rate once a year, up or down, not to exceed 2% per year.  Loans of this nature, with the exception of a small number of loans originated prior to 1989 generally were limited to a 6% maximum increase over the life of the loan. Beginning in the  year ended June 30, 2007, the Savings Bank has offered fixed rate one-to-four family residential mortgage lending in an effort to compete with products offered by other lenders.  Most of these loans were originated for sale in the secondary market.

The Savings Bank's lending policies generally limit the maximum loan-to-value ratio on one-to-four family residential mortgage loans originated for portfolio to 80% of the lesser of the appraised value or purchase price of the underlying residential property. A maximum loan-to-value ratio of 80% limits the Savings Bank's exposure and allows these loans to qualify for sale in the secondary market.  The Savings Bank requires title insurance, fire and casualty coverage and a flood zone determination on all residential mortgage loans originated or purchased.  All of the Savings Bank's real estate loans contain "due on sale" clauses.  In prior years, the Savings Bank's personnel prepared all property evaluations at no expense to the borrower unless the property was outside its normal lending territory or the loan exceeded $250,000, in which event, independent appraisers were utilized.  During fiscal 2006, the Savings Bank changed this practice and now obtains independent appraisals on all residential mortgage loans, except some owner-occupied, single-family residences with a loan balance of $75,000 or less, as well as, all non-residential mortgage loans.

At June 30, 2010, the Savings Bank had $461,000 in residential construction loans in its residential portfolio with maximum loan-to-value ratios of 80% based upon the estimated value upon completion.  Typically, the Savings Bank limits its construction lending to individuals who are building their primary residences.  Generally, loan proceeds are disbursed as construction progresses, based on invoices presented and inspections made.  Construction financing generally is considered to involve a higher degree of risk, and possibly loss, than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the estimated cost of construction and the accuracy of the initial estimate of the property's value at completion of construction or development. During the construction phase, a number of factors could result in delays and cost overruns.  The Savings Bank has sought to minimize this risk by primarily limiting construction lending to qualified borrowers in the Savings Bank's market area. At June 30, 2010, all $461,000 in residential construction loans were custom construction loans which represented 0.4% of the total loan portfolio.  The majority of these loans are converted into permanent residential real estate loans. During construction, these loans typically require monthly interest-only payments.  Once construction is completed, these loans convert to monthly principal and interest based on amortization schedules for conventional residential mortgages.

While construction loans inherently carry a higher level of risk than residential mortgage loans, at June 30, 2010, none of the Savings Bank’s one-to-four family construction loan portfolio was classified as substandard, doubtful or loss at that date. In addition, at June 30, 2010, there were no construction loan specially mentioned.

Second Mortgage Loans.  The Savings Bank originates  fixed and adjustable rate second mortgage loans that are generally  made on the security of the borrower's residence.  Loans typically  do not exceed 80% of the appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 10 years requiring monthly payments of principal and interest.  At June 30, 2010, second mortgage loans amounted to $4.5 million, or 4.0% of total loans of the Savings Bank.

The Savings Bank also offers home equity lines of credit.  Home equity lines of credit have terms of up to ten years and carry an interest rate of prime with a monthly adjustment for those loans that, combined with the first mortgage, result in a loan-to-value ratio of no more than 80%. The Savings Bank no longer originates loans that, combined with the first mortgage, result in a loan-to-value ratio of greater than 80%.  These loans are included with either residential loans, if they have a first lien position, or second mortgages in the various schedules that are part of this report.  As of June 30, 2010, home equity lines of credit totaled $2.9 million, of which $1.2 million was included in the residential loan totals and $1.7 million was included with the second mortgage total.

Land and Commercial Real Estate Loans.  The Savings Bank had loans outstanding secured by land and commercial real estate of $38.9 million, or 35.1% of the Savings Bank's gross loan portfolio, at June 30, 2010.

The Savings Bank’s commercial real estate loan portfolio consists of loans on a variety of types of property with no significant concentrations by property type. In addition to various types of commercial buildings and properties, this portfolio includes loans on farm land used in beef or dairy operations. At June 30, 2010, the portfolio totaled $34.6 million, or 31.2% of the total loan portfolio, and the collateral properties are primarily located in the Savings Bank's market area. The average size of these loans is $326,000. These loans typically are made with a fixed rate for one to five years and then adjust at least annually, thereafter, based on prime rate or the Constant Maturity Treasury Index ("CMT"). The Savings Bank's largest commercial real estate loan at June 30, 2010 was a participation loan of $2.5 million.  The loan is for a term of five years and is collateralized by a shopping center development in St. Joseph, Missouri. The Savings Bank also has another loan totaling $731,000 on this development. At June 30, 2010, these loans were performing according to their repayment terms.

Of primary concern in commercial real estate lending is the feasibility and cash flow potential of the property along with the borrower's creditworthiness and the value of the underlying collateral.  Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties.  As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to supply and demand in the market for the type of property securing the loan and, therefore, may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.  Commercial real estate loans also tend to have shorter maturities than residential mortgage loans and may not be fully amortizing, meaning that they may have a significant principal balance or "balloon" payment due on maturity. Commercial real estate loans with principal balances totaling approximately $4.0 million have balance payments at maturity. In addition, commercial real estate properties, particularly industrial properties, are generally subject to relatively greater environmental risks than non-commercial properties and to the corresponding burdens and costs of compliance with environmental laws and regulations.  Also, there may be costs and delays involved in enforcing rights of a property owner against tenants in default under the terms of leases with respect to commercial properties.  For example, tenants may seek the protection of the bankruptcy laws, which could result in termination of lease contracts, reducing cash flow. Loans secured by farm properties are of particular concern since repayment is dependent upon the successful operation of the farming operations, which is greatly contingent on various factors outside the control of either the borrower or the Savings Bank.  These factors include adverse weather conditions, fluctuating market prices of both final product and production costs, factors affecting the physical condition of livestock and government regulations. Weather and grain prices have been favorable for dairy and cattle operations over the past two years, and price increases for both milk and beef products over the two to three quarters have risen, improving the outlook for these operations.

At June 30, 2010, the Savings Bank had six loans secured by multi-family residential real estate, totaling approximately $2.3 million, or 2.0% of the Savings Bank's gross loan portfolio.  At June 30, 2010, all of these loans were performing in accordance with their repayment terms.  Multi-family real estate loans are generally originated at 80% of the appraised value of the property or selling price, whichever is less, and carry interest rates that are fixed for one to five years and then adjust annually based on the CMT with the principal amortized over 15 to 30 years.  Loans secured by multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential loans.  In addition, multi-family real estate loans carry risks similar to those associated with commercial real estate lending.

Land loans amounted to $4.4 million, or 3.9% of the gross loan portfolio at June 30, 2010 and are secured primarily by property located in the Savings Bank's primary market area. The Saving Bank’s land loans generally are of three types: loans on undeveloped land; loans on residential developments, and; loans on commercial development. At June 30, 2010, there was one loan of $40,000, or 0.9%, of land loans, that was more than 60 days delinquent.

Consumer Loans.  The Savings Bank's consumer loans consist of automobile loans, recreational vehicles, mobile home loans, savings account loans, and various other consumer loans.  At June 30, 2010, the Savings Bank's consumer loans totaled $2.9 million, or 2.6% of the Savings Bank's total loan portfolio. Subject to market conditions, management expects to continue to market and originate consumer loans as part of its strategy to provide a wide range of personal financial services to its depository customer base and as a means to enhance the interest rate sensitivity of the Savings Bank's interest-earning assets and its interest rate spread.

At June 30, 2010, the Savings Bank's loan portfolio secured by automobiles amounted to $1.1 million, or 1.0% of total loans.  These loans are originated directly with the borrower with a maximum term of 60 months.  The Savings Bank may lend up to 75% of the purchase price of a new automobile or up to 75% of the purchase price, not to exceed the National Automobile Dealers Association published loan value for a used vehicle.  The Savings Bank requires all borrowers to maintain automobile insurance, including collision, fire and theft insurance, with the Savings Bank listed as loss payee.

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

Consumer loans are considered more risky than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, mobile homes, boats and recreational vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  Consumer loans may also give rise to claims and defenses by a borrower against an assignee of such loans such as the Savings Bank, and a borrower may be able to assert against the assignee claims and defenses that it has against the seller of the underlying collateral.  The largest balance of consumer loans are loans for automobiles, boats, recreational vehicles, mobile homes and small unsecured loans.  At June 30, 2010, none of loans in the Savings Bank's consumer loan portfolio was 90 days or more past due.

Commercial Business Loans.  Commercial business loans consist of loans to businesses with no real estate as security, such as business equipment loans, farm equipment loans and cattle loans.  As of June 30, 2010, these loans totaled $4.5 million, or 4.1% of the Savings Bank's total loan portfolio.  The Savings Bank has, during the past several years, had a number of commercial business loans that have become problem loans. See "-- Non-Performing Assets and Delinquencies" and "-- Allowance for Loan Losses" for data on loans originated by the Savings Bank.

At June 30, 2010, the average size of commercial business loans was $36,000.  These loans  typically have  maturities of five years or less and have variable interest rates based on the prime rate.  The largest commercial business loan at June 30, 2010 was an amortizing term loan to a Branson, Missouri restaurant, collateralized by restaurant equipment and guaranteed by a related entity. At June 30, 2010, the balance of this loan was $479,000 and the loan was past due five days and was classified as “special mentioned”.

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

Non-accrual commercial business loans decreased by $801,000 from $883,000 at June 30, 2009 to $82,000 at June 30, 2010.  While the economic environment over the last two years resulted in adverse market conditions  for most businesses, the Savings Bank has had some success in working with borrowers to bring their loans current or move them to other institutions. In addition, some of these loans were resolved through repossession of the underlying collateral. However, no assurance can be given that non-performing business loans will not increase in future periods.

Loan Maturity and Re-pricing

 The following table sets forth certain information at June 30, 2010 regarding the dollar amount of loans maturing or re-pricing in the Savings Bank’s portfolio based on their contractual terms to maturity or next re-pricing date, but does not include scheduled payments or potential prepayments.

			After
		After	Three
		One Year	Years
		Through	Through	After
	Within	Three	Five	Five
	One Year	Years	Years	Years	Total
	(In thousands)
Mortgage Loans
Residential Mortgage	$ 4,479	$ 2,433	$ 1,361	$51,944	$ 60,217
Commercial Real Estate	10,136	10,016	537	13,884	34,573
Land	1,296	589	228	2,245	4,358
Second Mortgage	623	153	10	3,683	4,469
Total Mortgage Loans	16,534	13,191	2,136	71,756	103,617

Consumer Loans
Automobile	246	777	104	-	1,127
Savings Account	927	131	123	-	1,181
Mobile Home	3	29	18	138	188
Other	70	196	76	50	392
Total Consumer Loans	1,246	1,133	321	188	2,888

Commercial Business Loans	1,149	991	1,152	1,199	4,491

Total Loans	$18,929	$15,715	$3,609	$73,143	$110,996

The following table sets forth the dollar amount of all loans due more than one year after June 30, 2010, which have fixed interest rates and have floating or adjustable interest rates.

	At June 30, 2010
	Non-	Commercial
	Commercial	Real Estate		Commercial
	Mortgage	And Land	Consumer	Business	Total
	Loans	Loans	Loans	Loans	Loans
	(In thousands)
Interest rate terms
on amounts due after
one year:
Fixed	$11,717	$ 7,335	$1,532	$1,001	$21,585
Adjustable	47,867	20,164	110	2,341	70,482
Total	$59,584	$27,499	$1,642	$3,432	$92,067

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

The following table shows total mortgage loans originated, sold and repaid during the periods indicated.  No loans were purchased during the periods indicated. The significant decrease in loan originations was the result of several factors, including reduced loan demand resulting from the weak economic climate, and the Savings Bank concentrating its efforts on resolving problem loans in its existing portfolio rather than on origination of new loans.

	Year Ended June 30,
	2010	2009
	(In thousands)

Total gross loans at beginning of year	$137,114	$169,528
Loans originated:
Secondary market loans	691	23,036
One-to-four family loans	3,732	8,246
Multi-family residential and commercial
real estate	4,907	6,990
Land	242	593
Total mortgage loans originated	9,572	38,865

Consumer loans:
Automobile loans	547	713
Deposit account loans	708	702
Mobile home loans	-	18
Other consumer loans	166	122
Total consumer loans originated	1,421	1,555

Commercial business loans originated	1,293	2,309

Loans sold:
Secondary market loans	1,531	23,352

Loans principal repayments	30,145	45,292

Other decreases:
Loans charged-off	2,915	4,171
Loans transferred to real estate owned	3,736	1,878
Loans transferred to repossessed assets	77	450
	6,777	6,499
Total gross loans at end of year	$110,996	$137,114

Loan Commitments.  The Savings Bank issues commitments for one-to-four family residential loans that are honored for up to 60 days from approval.  If the commitment expires, it is generally renewed upon request without penalty or expense to the borrower at the current market rate.  The Savings Bank had outstanding net loan commitments of $594,000 at June 30, 2010 compared to $121,000 at June 30, 2009. The decrease in outstanding loan commitments is primarily the result of the generally poor economic environment, generally more restrictive underwriting standards and the Savings Bank’s emphasis on issues relating to the existing loan portfolio. See Note 13 of the Notes to the Consolidated Financial Statements contained in the Annual Report to Shareholders filed as Exhibit 13 to this report.

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

The Savings Bank’s senior management team has implemented several new procedures and policies to reduce the risk of delinquent loans.  The following are some of the key elements  of the new policies and procedures:  all commercial credits with an aggregate loan balance of $100,000 or greater must be approved by the Director’s Loan Committee; individual loan officer commercial lending limits have been lowered; a Credit Administrator position was created to coordinate the loan review process, and; extensive loan officer training has established improved consistency throughout the organization.  Also, once a loan is 45 days past due, the loan is subject to a full evaluation by the individual loan officer to be presented to the Director’s Loan Committee to review and establish the proper loan grade.  Any loan graded a “special mention” or worse is subject to a quarterly review by the loan officer.

These changes were established as a direct result of an extensive internal review of loans that was initiated in November 2008 following the changes in senior management. Classified assets decreased by $400,000 to $11.6 million at June 30, 2010, compared to $12.0 million of classified assets at June 30, 2009. The decrease in classified assets is the result of the impact of several factors. Some loans were taken to foreclosure or repossession, which resulted in an increase in real estate owned. Some borrowers refinanced with other financial institutions. Finally, some loans were brought current.

The Board of Directors is informed on a monthly basis as to the status of all mortgage and non-mortgage loans that are delinquent, as well as the status on all loans currently in foreclosure or real estate and repossessed assets owned by the Savings Bank through foreclosure or repossession.

The table below sets forth the amounts and categories of non-performing assets in the Savings Bank's loan portfolio at the dates indicated.  Loans are placed on non-accrual status when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past-due 90 days or more.  Any accrued but uncollected interest previously recorded on such loans is reversed in the current period and interest income is subsequently recognized upon collection.  The Savings Bank would have recorded interest income on non-accrual loans of $121,000 and $250,000 during the years ended June 30, 2010 and 2009, respectively, if such loans had been performing according to their terms during such periods.

Non-accrual loans increased from $3.0 million at June 30, 2009 to $3.9 million at June 30, 2010.  The $900,000 increase in non-accrual loans was the result of an increase of $3.3 million in non-accrual commercial real estate loans which was partially offset by decreases of $1.5 million in non-accrual land loans, $635,000 in non-accrual commercial business loans and $335,000 non-accrual residential mortgages. The non-accrual commercial real estate loans consisted of a $2.1 million loan on an office building in downtown Springfield, Missouri, a $1.2 million loan on a motel in Branson, Missouri and a $288,000 loan on land and a residence in St. Charles County, Missouri. The allowance for loan losses on these three loans totaled $548,000 at June 30, 2010.

The Savings Bank considers all non-accrual loans, loans past due 90 days or more and performing trouble debt restructured loans to be impaired. These loans are closely monitored and any necessary additional action will be taken as warranted.

The following table sets forth information with respect to the Savings Bank's non-performing assets at the dates indicated.

	At June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Loans accounted for on a non-accrual
Basis:
Real estate:
Residential	$ 258	$ 593	$ 94	$ 245	$ 322
Commercial and land	3,587	1,714	1,882	2,171	306
Commercial business	82	717	316	467	65
Consumer	-	-	21	6	148
Total	$ 3,927	$ 3,024	$2,313	$2,889	$ 841

Accruing loans which are contractually
past due 90 days or more:
Real estate:
Residential	$ -	$ -	$ 296	$ 278	$ -
Commercial and land	-	122	64	81	-
Commercial business	-	166	-	-	-
Consumer	-	-	-	-	3
Total	$ -	$ 288	$ 360	$ 359	$ 3

Total of non-accrual and
90 days past due loans	$ 3,927	$ 3,312	$ 2,673	$ 3,248	$ 844

Real estate owned	3,885	1,549	1,206	291	497
Repossessed assets	61	158	-	2	-
Other non-performing assets:
Impaired loans not past due	5,228	7,013	-	-	-
Slow home loans (60 to 90 days
Past due)	-	-	-	-	-
Total non-performing assets	$13,101	$12,032	$ 3,879	$ 3,541	$1,341

Total loans delinquent 90 days
or more to net loans	0.00%	0.22%	0.22%	0.23%	0.59%
Total loans delinquent 90 days
or more to total consolidated assets	0.00%	0.13%	0.14%	0.15%	0.37%
Total non-performing assets
to total consolidated assets	6.19%	5.23%	1.56%	1.47%	0.59%

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

As of June 30, 2010, the Savings Bank had loans with an aggregate outstanding balance of $7.7 million with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the non-accrual loan category. In addition, there were loans totaling $1.6 million noted as special mention. These loans are reflected in the Savings Bank's classified assets, discussed below.

At June 30, 2010 and 2009 the aggregate amounts of the Savings Bank's classified assets and special mention credits, as determined by the Savings Bank, and of the Savings Bank's general and specific loss allowances and net charge-offs, were as follows:

	At June 30,
	2010	2009
	(In thousands)
Loss	$ -	$ -
Doubtful loans	-	4,189
Substandard loans	7,678	6,137
Total classified loans	7,678	10,326
Special mention credits	1,477	-
Total loans of concern	$9,155	$10,326

Total classified loans	$7,678	$10,326
Real estate owned	3,885	1,549
Repossessed collateral	61	157
Total classified assets	$11,624	$12,032

	At June 30,
	2010	2009
	(In thousands)
General loss allowances	$ 1,290	$1,043
Specific loss allowances	1,237	3,143
Total loss allowances	$2,527	$4,186

Net charge-offs	$ 2,661	$ 3,925

Net charge-offs in fiscal 2010 decreased by $1.2 million, or 32.2%, to $2.7 million compared to $3.9 million in fiscal 2009. A substantial majority of the charge-offs for both fiscal years related to credits identified as problem loans during fiscal 2009, the larger portion of which was charged-off during fiscal 2009.

The $400,000 decrease in classified assets to $11.6 million at June 30, 2010 from $12.0 million at June 30, 2009. The decrease in classified assets was the result of the impact of several factors. Some loans were taken to foreclosure or repossession, which resulted in an increase in real estate owned. Some borrowers refinanced with other financial institutions. Finally, some loans were brought current.

At June 30, 2010, the Savings Bank's largest substandard loan to one borrower consisted of one loan to an individual with an outstanding balance of $2.1 million.  At June 30, 2010, this loan was 65 days delinquent. The loan is collateralized by an office building in Springfield, Missouri. A reserve of $300,000 provided on this loan during the fourth quarter of fiscal 2010. While management believes the net current balance reflects the net value of the property, the final financial impact resulting from disposal of the property will not be known until that time. The property was in the process of foreclosure as of June 30, 2010.

The Savings Bank, until fiscal 2010, rarely used the "special mention" category in its internal loan classification process.  Instead, a category titled 'watch' was used by the Savings Bank to monitor loans which were not typical in their repayment terms, collateral, or a situation with the borrower that may create repayment difficulties in the future.  In connection with the assistance of a consultant that was retained to review large loans, the Savings Bank’s internal policies on asset classification were reviewed and updated.   An asset is designated as special mention when it has potential weaknesses that deserve management’s close attention, and which left uncorrected, may result in the deterioration of the repayment prospects for the asset or in the Savings Bank’s credit position.

Real Estate Owned and Other Repossessed Assets

Real estate owned and other repossessed assets includes real estate and other assets acquired in the settlement of loans, which is recorded at the  estimated fair value less the estimated costs to sell the asset.  Any write down at the time of foreclosure is charged against the allowance for loan losses.  Subsequently, net expenses related to holding the property and declines in the market value are charged against income. At June 30, 2010, real estate owned consisted of eighteen properties (ten single family residences, seven commercial properties and one parcel of farmland) with a net book value of $3.9 million. At June 30, 2010, repossessed collateral consisted of 1,168 radiators, 23 sections of steel shelving, a pallet jack and a moveable staircase with a book value of $53,000, and a motorcycle with a book value of $7,000. At June 30, 2009, real estate owned consisted of twenty-one properties (thirteen single family residences, six commercial properties and two parcels  of vacant land) with a net book value of $1.5 million. At June 30, 2009, repossessed collateral consisted of boats, motors, boat trailers and related equipment with a book value of $112,000 and vehicles with a book value of $45,000.

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

The allowance for loan losses includes allowance allocations calculated in accordance with ASC Topic 310, Recievables and allowance allocations calculated in accordance with ASC Topic 450, Accounting for Contingencies. The level of the allowance reflects management’s continuing evaluations of delinquencies, charge-offs and recoveries, loan volumes and terms, changes in underwriting procedures, depth of the Company’s lending management, national and local economy, industry conditions, credit concentrations, and other external factors, including competition and legal and regulatory requirements, as well as trends in the foregoing.

The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.

The Savings Bank had an allowance for loan losses at June 30, 2010 and 2009 of $2.5 million and $4.2 million, respectively.  The Savings Bank began experiencing an increase in problem loans during fiscal year 2005.  This increase required a significant increase in the allowance for loan losses.  At June 30, 2008 the allowance for loan losses was $2.8 million, or 1.6%, of gross loans compared to $4.2 million, or 3.1%, of gross loans at June 30, 2009, and $2.5 million, or 2.3%, of gross loans at June 30, 2010. In addition, the allowance is 32.1% of non-performing assets.

Management believes that the allowance for loan losses was adequate at June 30, 2010 to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the Savings Bank's allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional provision based upon their judgment of information available to them at the time of their examination.  Any material increase in the allowance may adversely affect the Savings Bank's financial condition and earnings.

The following table sets forth an analysis of the Savings Bank's allowance for loan losses for the periods indicated.

	At or For The Year Ended June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Allowance at beginning of period	$4,186	$2,797	$2,692	$2,474	$2,851
Provision for loan losses	852	5,314	1,291	426	1,520
Recoveries:
Residential real estate	12	7	3	24	5
Commercial real estate	27	91	1	8	-
Consumer	21	77	27	37	48
Commercial business	194	71	5	96	50
Total recoveries	254	246	36	165	103

Charge-offs:
Residential real estate	694	678	393	169	26
Commercial real estate	1,096	2,065	325	94	88
Consumer	28	175	62	32	223
Commercial business	1,097	1,253	442	78	1,663
Total charge-offs	2,915	4,171	1,222	373	2,000
Net charge-offs	2,661	3,925	1,186	208	1,897
Transfer from allowance on letter of credit	150	-	-	-	-
Allowance at end of period	$2,527	$4,186	$2,797	$2,692	$2,474

Ratio of allowance to total loans
outstanding at the end of the
Period	2.28%	3.05%	1.65%	1.59%	1.67%
Ratio of net charge offs to average
loans outstanding during the
Period	1.97%	2.93%	0.74%	0.14%	1.29%

Between June 30, 2009 and June 30, 2010, there were some significant changes in the reserve allocations of the different loan categories. The decrease in both the dollar amount of the allowance and the percent of the allowance to total loans for residential real estate loans was primarily the result of the majority of the loans that were past due at June 30, 2009 either having been transferred to real estate owned, charged off or a combination of both.

The increase in the allowance and its percentage to total commercial real estate loans was primarily due to three loans with approximately $5.0 million in total principal balances and approximately $800,000 in allowances for loan losses having been included in the 2010 amount.

The decrease in the allowance and its percentage to total commercial business loans was primarily due to write-offs during the 2010 fiscal year and the upgrade of one loan which had had an allowance of $356,000.

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

Allowance for Loan Losses by Category

	At June 30,
	2010			2009			2008
		Percent			Percent			Percent
		Of	Percent		Of	Percent		Of	Percent
		Allowance	Of Gross		Allowance	Of Gross		Allowance	Of Gross
		to Out-	Loans in		to Out-	Loans in		to Out-	Loans in
		Standing	Category		Standing	Category		Standing	Category
		Loans in	To Gross		Loans in	To Gross		Loans in	To Gross
	Amount	Category	Loans	Amount	Category	Loans	Amount	Category	Loans
	(Dollars in thousands)
Real estate -- mortgage:
Residential	$ 380	0.63%	54.24%	$ 749	1.06%	51.89%	$ 411	0.54%	44.83%
Commercial	1,713	4.96	31.15	991	2.89	29.04	991	1.84	31.69
Land	73	1.68	3.93	176	2.38	5.39	196	1.82	6.34
Second mortgage loans	107	2.39	4.03	157	3.20	3.57	23	0.32	4.19
Consumer	20	0.71	2.60	86	2.13	2.95	228	2.24	6.01
Commercial business	234	5.20	4.05	2,027	20.66	7.16	948	8.06	6.94
Total allowance for
loan losses	$2,527	2.28%	100.00%	$4,186	3.05%	100.00%	$2,797	1.65%	100.00%

	At June 30,
	2007			2006
		Percent			Percent
		Of	Percent		Of	Percent
		Allowance	Of Gross		Allowance	Of Gross
		to Out- Standing	Loans in Category		to Out- Standing	Loans in Category
		Loans in	To Gross		Loans in	To Gross
	Amount	Category	Loans	Amount	Category	Loans
	(Dollars in thousands)
Real estate -- mortgage:
Residential	$ 164	0.19%	53.58%	$ 222	0.27%	55.59%
Commercial	1,567	3.89	24.97	726	1.96	24.99
Land	119	1.31	5.63	25	0.31	5.36
Second mortgage loans	60	1.24	2.99	31	0.86	2.47
Consumer	239	1.99	7.44	82	0.95	5.84
Commercial business	543	6.24	5.39	1,388	16.27	5.75
Total allowance for
loan losses	$2,692	1.59%	100.00%	$2,474	1.67%	100.00%

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

Routine short-term investment decisions, which are reported monthly to the Board of Directors, are made by the Savings Bank’s President, Chief Financial Officer and Controller, who act within policies established by the Board. Those securities include federally insured certificates of deposit, FHLB time obligations, bankers acceptances, treasury obligations, U.S. Government agency obligations, mortgage-backed securities, bank qualifying municipal tax exempt bonds, and corporate bonds.  Securities not within the parameters of the policies require prior Board approval.  Securities are purchased for investment purposes.  The goals of the Savings Bank's investment policy are to select securities based on safety first, flexibility second and diversification third. In addition, as a result of the concern with interest rate risk exposure, there has been a focus on short-term investments.  At June 30, 2010, the Company's and the Savings Bank's securities portfolio (which includes securities held by the Savings Bank) totaled $62.8 million (of which $60.3 million were available for sale) and consisted primarily of federal agency obligations securities, federal agency mortgage-backed securities, common stocks, FHLB stock and municipal bonds.  For further information concerning the securities portfolio, see Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report.

Securities Analysis

The following table sets forth the Company's securities portfolio at carrying value at the dates indicated. Securities that are held-to-maturity are shown at amortized cost, and securities that are available-for-sale are shown at the current market value.

	At June 30,
	2010		2009		2008
	Book	Percent	Book	Percent	Book	Percent
	Value	Of	Value	Of	Value	Of
	(1)	Portfolio	(1)	Portfolio	(1)	Portfolio
	(Dollars in thousands)
Debt securities:
United States Government
and Federal agencies
Obligations	$27,028	43.07%	$ 8,609	17.40%	$ 6,157	13.21%
Obligations of state and
political subdivisions	1,575	2.51	1,854	3.75	3,109	6.67
Federal agency mortgage-
Backed securities	33,438	53.29	37,167	75.10	35,460	76.06
Total debt securities	62,041	98.87	47,630	96.25	44,726	95.94
Equity securities:
FHLB stock	434	0.69	1,581	3.19	1,613	3.46
Other	276	0.44	278	0.56	279	0.60
Total equity securities	710	1.13	1,859	3.75	1,892	4.06
Total securities	$62,751	100.00%	$49,489	100.00%	$46,618	100.00%

_____________
(1)
The market value of the Company's securities portfolio amounted to $62.8 million, $49.5 million and $46.7 million at June 30, 2010, 2009 and 2008, respectively.  At June 30, 2010, the market value of the principal component of the Company's and the Savings Bank’s securities portfolio which were federal agencies mortgage-backed securities was $33.5 million.

       The following table sets forth the maturities and weighted average yields of the debt securities in the Company's investment securities portfolio at June 30, 2010.

			After One Year		After Five Years
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
United States
Government
and Federal
agencies
obligations	$ -	-%	$11,208	2.52%	$14,817	2.86%	$1,003	2.00%

Obligations of
state and
political
subdivisions	270	4.02	990	4.23	315	5.07	-	-

Mortgage-backed
securities	265	3.53	2,353	4.74	6,347	4.68	24,473	4.80
Total debt securities	$ 535		$14,551		$21,479		$25,476

At June 30, 2010, the Company held no security which had an aggregate book value in excess of 10% of the Company's stockholders' equity.

To supplement lending activities in periods of deposit growth and/or declining loan demand, the Savings Bank has invested in residential mortgage-backed securities.  Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.  For information regarding the carrying and market values of the Company's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements included in the Annual Report.  The Savings Bank has invested in federal agency securities issued by FHLMC, FNMA and Government National Mortgage Association ("GNMA").  As of June 30, 2010, 24.4% of the outstanding balance of the mortgage-backed securities had adjustable rates of interest that adjust within the next two years.  As of June 30, 2010, the Savings Bank's portfolio included $33.5 million of mortgage-backed securities purchased as investments to supplement the Savings Bank's mortgage lending activities.

The FHLMC, FNMA and GNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, one-to-four family residential mortgages issued by these government-sponsored entities.  As a result, the interest rate risk characteristics of the underlying pool of mortgages, such as fixed- or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  FHLMC and FNMA provide the certificate holder a guarantee of timely payments of interest and ultimate collection of principal, whether or not they have been collected.  GNMA's guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the U.S. government.  Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that reduce credit risk.  In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Savings Bank. At June 30, 2010, the Savings Bank owned no mortgage derivative products.

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

Deposit Accounts.  Deposits are attracted from within the Savings Bank's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of its deposit accounts, the Savings Bank considers the rates offered by its competition, profitability to the Savings Bank, matching deposit and loan products and its customer preferences and concerns.  The Savings Bank does not have any brokered deposits. The Savings Bank generally reviews its deposit mix and pricing at least weekly, and adjusts it as necessitated by liquidity needs, the interest rate sensitivity gap position (which is the extent to which interest earning assets re-pricing during a specified time period exceed interest bearing liabilities re-pricing during the same time period, or vice versa) and competition.

The Savings Bank experienced a $9.1 million decrease in deposits during the year ended June 30, 2010. Certificates of deposit decreased by $9.0 million from $86.2 million at June 30, 2009 to $77.2 million at June 30, 2010, non-interest-bearing checking balances decreased by $3.0 million from $14.8 million at June 30, 2009 to $11.8 million at June 30, 2010 and savings accounts decreased by $628,000 from $21.1 million at June 30, 2009 to $20.5 million at June 30, 2010. These decreases were partially offset by increases in the money market savings account of $1.3 million in fiscal 2010 from $34.7 million at June 30, 2009 to $36.0 million at June 30, 2010 and in NOW account balances of $2.1 million from $32.5 million at June 30, 2009 to $34.6 million at June 30, 2010. During most of the fiscal year ended June 30, 2010, with the exception of our e-checking product, the rates paid by the Savings Bank were below the mid-point of the range of rates offered by competitors in each type and maturity of account. However, during the second half of fiscal 2010, the Savings Bank did increase its rates on longer term certificates of deposit in an effort to lengthen the overall maturity of its deposit portfolio. The rates offered were higher than those offered by our competitors.

        The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 2010.

Weighted
Average					Percentage
Interest			Minimum		of Total
Rate	Term	Category	Amount	Balance	Deposits
				(Dollars in thousands)
0.00%	None	Non-interest bearing	$ 100	$ 11,774	6.54%
0.81	None	NOW accounts	100	34,632	19.23
0.85	None	Super Saver accounts	1,000	9,086	5.05
0.55	None	Savings accounts	25	11,380	6.32
1.23	None	Money Market Savings	10,000	36,032	20.01

		Certificates of deposit
0.53	3 months	Fixed term, fixed rate	500	643	0.36
1.14	6 months	Fixed term, fixed rate	500	8,634	4.79
1.24	9 months	Fixed term, fixed rate	500	1,405	0.78
1.67	11 months	Fixed term, fixed rate	500	1,984	1.10
1.55	12 months	Fixed term, fixed rate	500	13,253	7.36
1.95	15 months	Fixed term, fixed rate	500	957	0.53
2.35	18 months	Fixed term, fixed rate	500	1,487	0.83
0.00	21 months	Fixed term, fixed rate	500	-	0.00
2.51	24 months	Fixed term, fixed rate	500	7,713	4.28
0.00	27 months	Fixed term, fixed rate	500	-	0.00
2.71	30 months	Fixed term, fixed rate	500	365	0.20
3.49	33 months	Fixed term, fixed rate	500	27	0.01
2.82	36 months	Fixed term, fixed rate	500	1,719	0.95
3.07	48 months	Fixed term, fixed rate	500	945	0.52
3.54	60 months	Fixed term, fixed rate	500	3,331	1.85
3.67	72 months	Fixed term, fixed rate	500	22	0.01
2.28	Various	Fixed term, adjustable rate	500	8,926	4.96
2.42	Various	Jumbo certificates	100,000	25,760	14.32
				$180,075	100.00%

           The following table indicates the amount of the Savings Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2010.  Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

Jumbo
Certificates
Maturity Period	Of Deposit
(In thousands)
Three months or less	$ 3,929
After three through six months	5,315
After six through twelve months	10,004
After twelve months	6,512
Total	$25,760

Time Deposits by Rates. The following table sets forth the time deposits in the Savings Bank classified by rates as of the dates indicated.

	At June 30,
	2010	2009
	(In thousands)
0.00 - 1.49%	$ 27,712	$ 4,060
1.50 - 2.49%	23,888	26,881
2.50 - 3.49%	17,342	35,297
3.50 - 4.49%	1,276	6,384
4.50 - 5.00%	6,173	11,879
5.01 – 5.49%	780	1,566
Over 5.49%	-	121
Total	$77,171	$86,188

The following table sets forth the amount and maturities of time deposits at June 30, 2010.

	Amount Due
		More	More	More
		Than	Than	than			Percent
		One Year	2 Years	3 Years			of Total
	One Year	Thru	Thru	thru	After 4		Certificate
	Or less	2 Years	3 Years	4 Years	Years	Total	Accounts
	(In thousands)
0.00 - 1.49%	$23,139	$ 867	$ 1,538	$ 2,168	$ -	$27,712	35.92%
1.50 - 2.49%	17,063	5,596	891	338	-	23,888	30.95
2.50 - 3.49%	10,880	1,876	1,064	956	2,566	17,342	22.47
3.50 - 4.49%	330	774	148	2	22	1,276	1.65
4.50 - 5.00%	4,177	1,197	799	-	-	6,173	8.00
Over 5.00%	265	248	267	-	-	780	1.01
Total	$55,854	$10,558	$4,707	$3,464	$2,588	$77,171	100.00%

Deposit Flow. The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Savings Bank at the dates indicated.

	At June 30,
	2010			2009
		Percent			Percent
		Of	Increase		Of	Increase
	Amount	Total	(Decrease)	Amount	Total	(Decrease)
		(Dollars in thousands)

Non-interest bearing	$ 11,774	6.54%	$(2,966)	$ 14,740	7.79%	$ 2,402
NOW checking	34,632	19.23	2,147	32,485	17.17	373
Regular savings
accounts	9,086	5.05	(230)	9,316	4.92	(1,422)
Super Saver accounts	11,380	6.32	(398)	11,778	6.22	(608)
Money Market
savings accounts	36,032	20.00	1,321	34,711	18.34	(5,193)
Fixed-rate
Certificates
Which mature (1):
Within 1 year	50,825	28.23	(2,034)	52,859	27.95	(1,062)
After 1 year, but
Within 2 years	6,855	3.81	(4,347)	11,202	5.92	5,729
After 2 years, but
Within 5 years	6,795	3.77	2,872	3,923	2.07	315
After 5 years	15	0.01	-	15	0.01	15
Adjustable-rate
Certificates	12,681	7.04	(5,508)	18,189	9.61	(5,924)
Total
Certificates	77,171	42.86	(9,017)	86,188	45.56	(927)
Total	$180,075	100.00%	$(9,143)	$189,218	100.00%	$(5,375)

(1)
At June 30, 2010 and 2009, jumbo certificates of deposit amounted to $25.8 million and $28.7 million, respectively, and Individual Retirement Accounts (“IRAs”) amounted to $23.2 million and $25.1 million at those dates, respectively.

The following table sets forth the savings activities of the Savings Bank for the periods indicated.

	Years Ended June 30,
	2010	2009
	(In thousands)
Beginning balance	$189,218	$194,593
Net increase (decrease)
before interest credited	(12,411)	(9,596)
Interest credited	3,268	4,221
Net increase/(decrease) in
savings deposits	(9,143)	(5,375)
Ending balance	$180,075	$189,218

In the unlikely event the Savings Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company, as sole stockholder of the Savings Bank.  Substantially all of the Savings Bank's depositors are residents of the State of Missouri.

Retail Repurchase Agreements.  In December 2006, the Savings Bank began to offer retail repurchase agreements.  This was done to provide an additional product for its existing customer base and to attract new customers who would find the product beneficial.  Customers with large balances in checking accounts benefit by having those balances which exceed a predetermined level "swept" out of the checking account and into a retail repurchase account.  The repurchase account earns interest at a floating market rate and is uninsured. However, the balance is collateralized by designated investment securities of the Savings Bank.  At June 30, 2010, the Savings Bank had $5.4 million in retail repurchase agreements.

Borrowings.  Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes.  The Savings Bank also relies on advances from the FHLB-Des Moines to supply funds and to act as a source of liquidity, if needed.  The FHLB-Des Moines has served as the Savings Bank's primary borrowing source.  Advances from the FHLB-Des Moines are typically secured by the Savings Bank's first mortgage loans.  These advances require monthly payments of interest only with principal due at maturity and have fixed rates. At June 30, 2010, the Savings Bank had $3.0 million in advances from the FHLB-Des Moines.

The following tables set forth certain information concerning the Savings Bank's borrowings at the dates and for the periods indicated.

	At June 30,
	2010	2009	2008
Weighted average rate paid on
FHLB advances	4.94%	3.05%	5.75%

	Years Ended June 30,
	2010	2009	2008
	(Dollars in thousands)
Maximum amounts of FHLB advances
Outstanding at any month end	$10,000	$29,000	$22,000
Approximate average FHLB advances
Outstanding	$5,692	$22,846	22,000
Approximate average effective rate
paid on FHLB advances	3.18%	5.14%	5.85%

The FHLB-Des Moines functions as a central reserve bank providing credit for savings and loan associations and other member financial institutions.  As a member, the Savings Bank is required to own capital stock in the FHLB-Des Moines and is authorized to apply for advances on the security of such stock and on the security of certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's retained earnings or on the FHLB's assessment of the institution's creditworthiness. The FHLB-Des Moines determines specific lines of credit for each member institution. As of June 30, 2010, the Savings Bank, based on the available collateral could have borrowed an additional $30.7 million in advances from the FHLB. During fiscal 2009, the Savings Bank determined to prepay $19.0 million in fixed-rate, convertible advances with a weighted average interest cost of 5.88%. A penalty for the prepayment totaled just over $1.2 million, which amount is included in other operating expense for fiscal 2009.

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

At June 30, 2010, the Savings Bank had an investment in Fybar of $620,000.

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

Federal Regulation of Savings Banks

New Legislation.  On July 21 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•	On July 21, 2011 (unless extended for up to six additional months), transfer the responsibilities and authority of the OTS to supervise and examine state savings associations, including the Savings Bank, to the FDIC, and transfer the responsibilities and authority of the OTS to supervise and examine savings and loan holding companies, including the Company, to the Federal Reserve Board.

•
Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts.  Smaller financial institutions, including the Savings Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Require new capital rules and apply the same leverage and risk-based capital requirements that apply to insured depository institutions to savings and loan holding companies beginning July 21, 2015.

•
Require the federal banking regulators to seek to make their capital requirements countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Provide for new disclosure and other requirements relating to executive compensation and corporate governance.

•
Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•
Effective July 21, 2011, repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•
Require all depository institution holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the financial services industry more generally.  The elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending our competitors’ responses.  Provisions in the legislation that require revisions to the capital requirements of the Company and the Savings Bank could require the Company and the Savings Bank to seek additional sources of capital in the future.

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

The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS.  The general assessment, paid on a semi-annual basis, is determined based upon the savings association's total assets, including consolidated subsidiaries, as reported in the savings association's latest quarterly thrift financial report.  For the first half of calendar 2010, the Savings Bank's assessment under the semi-annual assessment procedure was $52,000, and for the second half of calendar 2010, the Savings Bank's assessment under the semi-annual assessment procedure was $51,000.

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

The FDIC currently assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for four risk categories applied to its deposits, subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and  are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  The FDIC’s regulations include authority for the FDIC to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding.  No institution may pay a dividend if in default of the FDIC assessment.

The Dodd-Frank Act requires the FDIC to amend its regulations to define the assessment base against which deposit insurance premiums are calculated as a depository institution’s average total consolidated assets less the institution’s average tangible equity.  At this time, the extent to which the above-described assessment system will be modified by the Dodd-Frank Act implementing regulations is unknown.

The Dodd-Frank Act increased the minimum reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) from 1.15% of estimated deposits to 1.35% of estimated deposits (or a comparable percentage of the asset-based assessment base described above).  The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the minimum reserve ratio when setting assessments for insured depository institutions with less than $10 billion in total consolidated assets, including the Bank. The FDIC has until September 30, 2020 to achieve the new minimum reserve ratio of 1.35%.

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

On November 12, 2009, the FDIC required insured depository institutions to prepay their quarterly risk-based assessments for the quarter ended December 31, 2009 and for all of calendar 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based assessment for the third quarter of 2009.  In December 2009, the Savings Bank paid the prepaid assessment of $1.6 million; and as of June 30, 2010, the outstanding prepaid assessment was $1.2 million.

Federal Home Loan Bank System.  The Savings Bank is a member of the FHLB-Des Moines, which is one of 12 regional FHLBs that administer the home financing credit function of member financial institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  At June 30, 2010, the Savings Bank had $3.0 million of outstanding advances from the FHLB-Des Moines.  See “Business -- Deposit Activities and Other Sources of Funds -- Borrowings” herein.

As a member, the Savings Bank is required to purchase and maintain stock in the FHLB-Des Moines.  At June 30, 2010, the Savings Bank had $434,000 in FHLB-Des Moines stock, which was in compliance with this requirement.  In past years, the Savings Bank has received substantial dividends on its FHLB-Des Moines stock.  The average dividend yield for fiscal 2010, 2009, 2008 and 2007 was 2.56%, 0.94%, 4.46% and 4.97%, respectively.  There can be no assurance  that the FHLB-Des Moines will maintain its dividend at these levels.

Under federal law, the FHLB is required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future.  These contributions could also have an adverse effect on the value of FHLB stock in the future.  A reduction in value of the Savings Bank's FHLB stock may result in a corresponding reduction in the Savings Bank's capital.

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

At June 30, 2010, First Home was categorized as "well capitalized"  under the prompt corrective action regulations of the OTS.  The OTS defines “well capitalized” to mean that an institution has a core capital ratio of at least 5.0%, a ratio of total capital to risk-weighted assets of at least 10.0% and a ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and is not subject to a written agreement, order or directive requiring it to maintain any specific capital measure.  An “adequately capitalized” institution is one that does not meet the definition of “well capitalized” and has a core capital ratio of at least 4.0%, a ratio of total capital to risk-weighted assets of at least 8.0% and a ratio of Tier 1 capital to risk-weighted assets of at least 4.0%.  The OTS may reclassify an institution to a lower capital category based on various supervisory criteria.  An “adequately capitalized” institution is subject to restrictions on deposit rates under the FDIC’s brokered deposit rule which covers, in some circumstances, deposits solicited directly by the institution.

Qualified Thrift Lender Test.  All savings associations, including First Home, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its total assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal

Revenue Code of 1986, as amended (“Code”).  Under either test, such assets primarily consist of residential housing related loans and investments.  A savings association that fails to meet the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a national bank charter.  At June 30, 2010, First Home maintained 68.13% of it portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At June 30, 2010, the Savings Bank met each of these capital requirements, which is reflected in the  following table.

	At June 30, 2010
		Percent of
	Amount	Assets
	(Dollars in thousands)
Tangible capital	$20,153	9.65%
Minimum required tangible capital	3,133	1.50
Excess	$17,020	8.15%

Core capital	$20,153	9.65%
Minimum required core capital	8,354	4.00
Excess	$11,799	5.65%

Risk-based capital	$21,419	19.99%
Minimum risk-based capital requirement	8,572	8.00
Excess	$12,847	11.99%

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

Loans to One Borrower.  Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower.  A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by specified readily-marketable collateral.  At June 30, 2010, the Savings Bank's largest extension of credit outstanding to any one borrower, including related entities, was $3.9 million, of which $637,000 was unfunded.  This amount represents two participation loans secured by  a shopping center development in St. Joseph, Missouri. These loans were performing in accordance with their terms at that date.

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

Regulation of First Bancshares

General.  First Bancshares is a unitary savings and loan holding company subject to the regulatory oversight of the OTS.  Accordingly, the Company is required to register and file reports with the OTS and is subject to  regulation and examination by the OTS.  In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution. As noted above, pursuant to the Dodd-Frank Act, the authority to supervise and examine the Company as a savings and loan holding company will be transferred from the OTS to the Federal Reserve Board.  In addition, beginning July 21, 2015, the Company as a savings and loan holding company will be subject to the same leverage and risk-based capital requirements that apply to insured depository institutions.

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

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. As noted above, the Dodd-Frank Act imposes additional disclosure and corporate government requirements and represents further federal involvement in matters historically addressed by state corporate law.

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

Competition

The Savings Bank has been, and continues to be, a community-oriented savings institution offering a variety of financial resources to meet the needs of Wright, Webster, Douglas, Ozark, Christian, Stone, Taney and Green counties, Missouri.  The Savings Bank also transacts a significant amount of business in Texas county, Missouri.  The Savings Bank's deposit gathering and lending activities are concentrated in these market areas.  At June 30, 2010, the Savings Bank's offices were located in Mountain Grove, Marshfield, Ava, Gainesville, Sparta, Theodosia, Crane, Galena, Kissee Mills, Rockaway Beach, and Springfield, Missouri.

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

The Savings Bank also believes it benefits from its focus on meeting the needs of it community  as well as its relatively high core deposit base.

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company and the Savings Bank.

Name	Age(1)	Position

Thomas M. Sutherland	58	Chairman of the Board and Chief Executive Officer of the Company and the Savings Bank

Lannie E. Crawford	59	President of the Company and the Savings Bank

Ronald J. Walters	60	Senior Vice President, Treasurer and Chief Financial Officer of the Company and the Savings Bank

Dale W. Keenan	47	Executive Vice President and Senior Lender of the Savings Bank
_________________
(1)	As of June 30, 2010.

The principal occupation of each executive officer of the Company is set forth below.  All executive officers reside in the Savings Bank's primary trade area in Missouri, unless otherwise stated. There are no family relationships among or between the executive officers, unless otherwise stated.

Thomas M. Sutherland was appointed as Chief Executive Officer of the Company and the Savings Bank effective November 6, 2008.  Mr. Sutherland, a resident of Springfield, Missouri, has served as Chairman of the Board of the Company’s and Savings Bank’s Boards of Directors since 2005. Mr. Sutherland is one of the owners and operators of the Sutherlands Home Improvement Centers group of stores.

Lannie E. Crawford was appointed as President of the Company and the Savings Bank effective November 6, 2008.  Mr. Crawford joined the Savings Bank in November 2007 and has more than 32 years of experience with financial institutions. Prior to joining the Company and the Savings Bank, Mr. Crawford served as Senior Vice President and Regional Manager of Sun Security Bank, Mountain Grove, Missouri from 2003 until November 2007.

Ronald J. Walters joined the Company and the Savings Bank on November 20, 2006 as Senior Vice President, Treasurer and Chief Financial Officer.  Mr. Walters, a CPA, was previously Senior Vice President, Secretary, Treasurer and Chief Financial Officer of Meta Financial Group and MetaBank in Storm Lake, Iowa from 2003 to 2006.  He has over 34 years experience in financial services.

Dale W. Keenan joined the Savings Bank on March 11, 2007 as Executive Vice President and Senior Lender.  Mr. Keenan was previously a Senior Vice President and Senior Lender for Heritage Bank of the Ozarks in Lebanon, Missouri from 2003 to 2007.  Mr. Keenan has over 27 years of experience in financial services.

Personnel

As of June 30, 2010, the Savings Bank had 80 full-time employees and 16 part-time employees.  The Savings Bank believes that employees play a vital role in the success of a service company and that the Savings Bank's relationship with its employees is good.  The employees are not represented by a collective bargaining unit.

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

As discussed above under "Corporate Developments and Overview," we have entered into a Stipulation and Consent to the issuance of Order to Cease and Desist with the Office of Thrift Supervision.

Under the terms of the Office of Thrift Supervision orders, the Savings Bank and the Company, without the prior written approval of the Office of Thrift Supervision, may not:

•	Increase assets during any quarter;

•	Pay dividends;

•	Increase brokered deposits;

•	Repurchase shares of the Company’s outstanding common stock; and

•	Issue any debt securities or incur any debt (other than that incurred in the normal course of business).

Other material provisions of the order require the Savings Bank and the Company to:

•	develop a business plan for enhancing, measuring and maintaining profitability, increasing earnings, improving liquidity and maintaining capital levels, acceptable to the Office of Thrift Supervision;

•	ensure the Savings Bank’s compliance with applicable laws, rules, regulations and agency guidelines, including the terms of the order;

•	not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the Office of Thrift Supervision;

•	not enter into, renew, extend or revise any compensation or benefit agreements for directors or senior executive officers;

•	not make any indemnification, severance or golden parachute payments;

•	enhance its asset classification policy;

•	provide progress reports to the Office of Thrift Supervision regarding certain classified assets;

•	submit a comprehensive plan for reducing classified assets;

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

•	prepare and submit progress reports to the Office of Thrift Supervision. The Office of Thrift Supervision orders will remain in effect until modified or terminated by the Office of Thrift Supervision.

If the Office of Thrift Supervision determines that we are not in compliance with the orders, it would have available various remedies, including among others, the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to remove officers and/or directors, to assess civil monetary penalties or to enforce the orders through court proceedings.

Management has been taking action and implementing programs to comply with the requirements of the orders and the Savings Bank and the Company believes that they are in substantial compliance with the requirements set forth in the orders, as of the date of this Form 10-K. Compliance with the orders, however, is subject to a determination by the Office of Thrift Supervision. The Office of Thrift Supervision may determine, in its sole discretion, that we have not addressed the issues raised by the orders satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions taken by it.  Such enforcement actions could involve penalties or limitations on our business and negatively affect our ability to implement our business plan, the value of our common stock as well as our financial condition and results of operations.

Our business may be adversely affected by credit risk associated with residential property.

At June 30, 2010, $60.2 million, or 54.2% of our total loan portfolio, was secured by one-to four-family residential real estate loans. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the housing market has reduced the value of the real estate collateral securing the majority of our loans held for investment and has increased the risk that we will incur losses if borrowers default on their loans.  Continued declines in both the volume of real estate sales and the sales prices coupled with the current recession and the associated increases in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, a lack of growth and/or a decrease in deposits.  These potential negative events may cause us to incur losses, adversely affect our capital and liquidity, and damage our financial condition and business operations. These declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

Our loan portfolio includes loans with a higher risk of loss.

We originate residential mortgage loans (including second mortgage loans), construction loans, commercial mortgage and land loans, commercial business loans and consumer loans primarily within our market area. Generally, the types of loans other than residential mortgage loans have a higher risk of loss than residential mortgage loans.  We had $40.4 million or 36.4% of our total loan portfolio outstanding in these higher risk loans at June 30, 2010. We have had a significant increase in these types of loans since 1999, when we began to diversify the loan portfolio in order to mitigate other types of risk, such as interest-rate risk.  While diversification into construction, commercial real estate  and land, commercial business, and consumer loans may have reduced interest-rate risk as a result of their typically shorter terms and, in most cases, adjustable nature of their interest rates, they do expose a lender to greater credit risk than loans secured by residential real estate. The collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons and as discussed in detail under A-- Lending Activities”:

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

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;

•	changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	the duration of the loan;

•	the credit history of a particular borrower; and

•	changes in economic and industry conditions.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Our allowance for loan losses was $2.5 million or 2.28% of gross loans held for investment and 64.4% of nonperforming loans at June 30, 2010. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

If our allowance for loan losses is not adequate, we may be required to make further increases in our provisions for loan losses and to charge-off additional loans, which could adversely affect our results of operations.

For the fiscal year ended June 30, 2010 we recorded a provision for loan losses of $852,000 compared to $5.3 million for the fiscal year ended June 30, 2009. Our results of operations for fiscal 2009 were severely impacted by the $5.3 million provision for loan losses. We also recorded net loan charge-offs of $2.7 million for the fiscal year ended June 30, 2010 compared to $3.9 million for the fiscal year ended June 30, 2009. During these last two fiscal years, we experienced increasing loan delinquencies and credit losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the local economy; however, more recently adverse conditions in the general economy have become a significant contributing factor to the increased levels of loan delinquencies and non-performing loans. Slower sales and excess inventory in the housing market have been a contributing factor to the increase in delinquencies and non-performing loans. At June 30, 2010, our total non-performing loans had increased to $3.9 million, or 3.5% of total loans, compared to $3.3 million, or 2.4% of total loans, at June 30, 2009. If current trends in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses. Moreover, until general economic conditions improve, we will continue to experience significantly higher than normal delinquencies and credit losses. As a result, we could be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could have a material adverse effect on our financial condition and results of operations.

The current economic recession in the market areas we serve may continue to adversely impact our earnings and could increase our credit risk associated with our loan portfolio.

Substantially all of our loans are to businesses and individuals in the eight counties of Wright, Webster, Douglas, Christian, Ozark, Stone, Taney and Greene in the State of Missouri, which we consider to be our primary market area.  In addition to loans within our primary market area, we also have originated loans in 11 other states.  The local economic conditions in our market areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;

•	demand for our products and services may decline;

•	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;

•	the amount of our low-cost or non-interest bearing deposits may decrease; and

•	the price of our common stock may decrease.

We may have continuing losses and low earnings.

We have had losses and reduced net income in recent years.  For the fiscal years ended June 30, 2010, 2009 and 2006, we had net losses of $1.5 million, $4.0 million and $173,000, respectively. Net income was $363,000 and $272,000, for the fiscal years ended June 30, 2008 and 2007, respectively.  Similarly, our return on average assets was 0.15% and 0.09% for the fiscal years ended June 30, 2008 and 2007 and our return on average equity was 1.34% and 0.77% for the same years.  Our returns on average assets and average equity were negative for the fiscal years ended June 30, 2010, 2009 and 2006, as we incurred net losses for those years. We continue to face considerable challenges that will hinder our ability to improve our earnings significantly. These challenges include the restriction on our operations under the Cease and Desist Orders with the Office of Thrift Supervision, the increased  level of our problem loans, and the pressure on our interest rate spread. Our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on interest-bearing liabilities, has fluctuated during the past three years from a low of 2.71% for the year ended June 30, 2007 to 3.11% for the year ended June 30, 2010.

While we have identified and are implementing various strategic initiatives to improve earnings and to overcome these operating and other challenges, our strategic initiatives might not succeed in increasing our net income.

We have had a significant amount of problem loans and related losses.

Between 1999 and 2008, the Savings Bank focused on increasing our commercial business loan and commercial real estate loan portfolios.  However, as a result, we recognized substantial write-offs in the fiscal years ended June 30, 2010, 2009, 2006 and 2005.  Our ratio of non-performing assets to total assets increased from 0.59% at June 30, 2006 to 1.47% at June 30, 2007, to 1.56% at June 30, 2008, to 5.23% at June 30, 2009 and to 6.19% at June 30, 2010. Our total non-accruing loans increased from $841,000 at June 30, 2006 to $2.9 million at June 30, 2007,  decreased to $2.3 million at June 30, 2008, increased to $3.0 million at June 30, 2009 and increased to $3.9 million at June 30, 2010. The increase in non-performing loans between June 30, 2008 and June 30, 2010 was primarily attributable to the impact of deteriorating economic conditions on borrowers, both commercial and consumer, during that time period.

At June 30, 2010, classified assets were $11.6 million, a decrease from $12.0 million at June 30, 2009.  We also indentified an additional $1.6 million of loans at June 30, 2010 as Special Mention. These items could increase our classified assets if there was further deterioration in their financial condition.  These loans include $623,000, $70,000, $909,000 of commercial real estate, land and commercial non-real estate loans, respectively.

Fluctuating interest rates can adversely affect our profitability.

Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities.  We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively.  Changes in interest rates also can affect: (1) our ability to originate and/or sell loans; (2) the value of our interest-earning assets, which would negatively impact stockholders’ equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.  If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Continued weak or worsening credit availability could limit our ability to replace deposits and fund loan demand, which could adversely affect our earnings and capital levels.

Continued or worsening credit availability and the inability to obtain adequate funding to replace deposits and fund continued loan growth may negatively affect asset growth and, consequently, our earnings capability and capital levels. In addition to any deposit growth, maturity of investment securities and loan payments, we rely from time to time on advances from the Federal Home Loan Bank of Des Moines and certain other wholesale funding sources to fund loans and replace deposits. If the economy does not improve or continues to deteriorate, these additional funding sources could be negatively affected, which could limit the funds available to us. Our liquidity position could be significantly constrained if we were unable to access funds from the Federal Home Loan Bank of Des Moines or other wholesale funding sources.

We are dependent on key members of our senior management team, which has changed significantly in the past five years.

We are dependent on the continued efforts and abilities of our executive officers and key management personnel.  Their experience and industry contacts significantly benefit us. The loss of any of these individuals could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals.

We have had four different Presidents and Chief Executive Officers since 2003.  Our current President was appointed in November 2008 and has only been employed by the Company and the Savings Bank since November 2007.  In addition, our current Chief Executive Officer has only served in that position since November 2008; however, he has served as our Chairman of the Board of Directors since 2005.  Finally, our Chief Financial Officer has only been with the Company and the Savings Bank since November 2006, and many of our other key members of senior management have been with the Savings Bank for just over three years.

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

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the deposit insurance fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. Our FDIC deposit insurance expense for fiscal 2010 and 2009 was $603,000 and $256,000, respectively.

In addition, the FDIC may impose additional emergency special assessments of up to five basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the FDIC will hurt our earnings.  Additionally, in November 2009, the FDIC required financial institutions to prepay its estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The Savings Bank prepaid $1.6 million in December 2009 and as of June 30, 2010, the outstanding balance, after estimated accruals, was $1.2 million.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.   In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any.  In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors.  If we are required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially and adversely affected.  In addition, if we are unable to raise additional capital when required by the Office of Thrift Supervision, we may be subject to additional adverse regulatory action.  See “We are subject to the restrictions and conditions of Cease and Desist Orders from, and other commitments we have made to, the Office of Thrift Supervision. Failure to comply with the Cease and Desist Orders could result in additional enforcement action against us, including the imposition of monetary penalties.”

Competition with other financial institutions could adversely affect our profitability.

The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. Consolidation among financial service providers has resulted in fewer very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions generally have significantly greater resources, a wider geographic presence or greater accessibility. Our competitors sometimes are also able to offer more services, more favorable pricing or greater customer convenience than we do. In addition, our competition has grown from new banks and other financial services providers that target our existing or potential customers. As consolidation continues, we expect additional institutions to try to exploit our market.

                 Technological developments have allowed competitors including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target customers. If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost-efficiencies necessary to compete in our industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including changes that may restrict our ability to foreclose on single-family residential loans and offer overdraft protection.

We are subject to extensive regulation, supervision and examination by federal banking authorities. Any change in applicable regulations or laws could have a substantial impact on us and our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. New legislation proposed by Congress may give bankruptcy courts the power to reduce the increasing number of home foreclosures by giving bankruptcy judges the authority to restructure mortgages and reduce a borrower’s payments. Property owners would be allowed to keep their property while working out their debts. Other similar bills placing additional temporary moratoriums on foreclosure sales or otherwise modifying foreclosure procedures to the benefit of borrowers and the detriment of lenders may be enacted by either Congress in the future. These laws may further restrict our collection efforts on one-to-four single-family mortgage loans. A federal rule which took effect July 6, 2010, prohibits a financial institution from automatically enrolling customers in overdraft protection programs, on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service.  This recent federal rule is likely to adversely affect the results of our operations by reducing the amount of our non-interest income.

Further, our regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties.  Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

The recently enacted Dodd-Frank Act could have a material adverse impact on us.

On July 21, 2010, the President signed into law the Dodd-Frank Act which, among other things, imposes new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies. Under the Dodd Frank-Act, the Office of Thrift Supervision will be eliminated and existing state savings associations, including the Savings Bank, will be subject to regulation and supervision by the FDIC.  Federal savings associations will be subject to regulation and supervision by the Office of the Comptroller of the Currency.  Savings and loan holding companies, including the Company, will be regulated by the Federal Reserve Board, which will have the authority to promulgate new regulations governing the Company that will impose additional capital requirements and may result in additional restrictions on investments and other holding company activities. These transfers of regulatory authority will occur on July 21, 2011, unless extended for up to an additional six months.  The Dodd-Frank Act also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial products and services market. The creation of this bureau could result in new regulatory requirements and raise the cost of regulatory compliance. One year after the date of its enactment, the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on our competitors’ responses, this change could materially increase our interest expense.  Additional provisions of the Dodd-Frank Act are described in this report under “Item 1. Business — Regulation of First Home.”

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us.  However, compliance with this new law and its implementing regulations is expected to result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

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

We have suspended our regular cash dividend.

We have not paid a regular cash dividend since March 2007, when our board of directors determined to suspend our regular cash dividend in response to our operating performance.  A special dividend of $0.10 per share of common stock was declared by the board of directors at its regular meeting in July 2008.  Any dividends we pay in the future will depend on a number of factors, including our capital requirements, our financial condition and results of operations, our ability to generate sufficient earnings to warrant the payment of dividends, tax considerations, statutory and regulatory limitations and general economic conditions.  In addition, our ability to pay dividends may depend, in part, on our receipt of dividends from the Savings Bank because the Company has minimal income sources beyond the earnings from the Savings Bank. Under the Cease and Desist Orders currently in place, both the Company and the Savings Bank must request permission from the Office of Thrift Supervision at least 30 days in advance of the proposed dividend payment and obtain a non-objection letter from the Office of Thrift Supervision.

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

Item 2.  Properties

The following table sets forth information regarding the Savings Bank's offices as of June 30, 2010.

			Net Book
			Value
			as of	Land	Building
		Year	June 30,	Owned/	Owned/	Square
Location	County	Opened	2010	Leased	Leased	Footage
Main Office		(In thousands)
142 East First Street	Wright	1911	$ 945	Owned	Owned	15,476
Mountain Grove, MO 65711

Branch Offices
1208 N. Jefferson Street	Douglas	1978	220	Owned	Owned	3,867
Ava, MO 65608

103 South Clay Street	Webster	1974	247	Owned	Owned	3,792
Marshfield, MO 65706

203 Elm Street	Ozark	1992	438	Owned	Owned	3,321
Gainesville, MO 65655

7164 Highway 14 East	Christian	1995	186	Owned	Owned	3,000
Sparta, MO 65753
(table continued on the following page)

			Net Book
			Value
			as of	Land	Building
		Year	June 30,	Owned/	Owned/	Square
Location	County	Opened	2010	Leased	Leased	Footage
			(In thousands)
Business Highway 160 (2)	Ozark	1997	165	Owned	Owned	1,824
Theodosia, MO 65761

123 Main Street	Stone	1998	284	Owned	Owned	5,000
Crane, MO 65633

South Side of Square	Stone	1998	47	Owned	Owned	1,100
Galena, MO 65656

20377 US Highway 160	Taney	2000	715	Owned	Owned	3,386
Forsyth, MO 65653 (1)

2536 State Highway 176	Taney	2000	377	Owned	Owned	2,500
Rockaway Beach, MO 65740

2655 South Campbell	Greene	2006	51	Leased	Leased	2,963
Springfield, MO 65807

Drive-in Facilities
Route 60 and Oakland	Wright	1986	112	Owned	Owned	2,268
Mountain Grove, MO 65711

Drive-in Facilities
223 West Washington	Webster	1993	183	Owned	Owned	1,000
Marshfield, MO 65706

_____________
(1)	This office is located in Kissee Mills, Missouri, but has a mailing address in Forsyth, Missouri.
(2)	The Theodosia office was leased until the Savings Bank acquired the property at a sheriff’s sale on June 29, 2009.

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

Item 4.  [Removed and Reserved]

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

Share Repurchase Activity

The Company completed 11 separate stock repurchase programs between March 9, 1994 and April 27, 2007.  On June 24, 2008, a repurchase program of 50,000 shares was initiated and  was terminated at the end of calendar 2008, without any shares being purchased. Since the termination of this repurchase program, no shares have been repurchased by the Company.  As of June 30, 2010, 1,344,221 shares had been repurchased under repurchase programs at a cost of $19.1 million or an average cost per share of $14.22.

Item 6.  Selected Financial Data

This information is incorporated by reference to pages 5 and 6 of the 2010 Annual Report attached hereto as Exhibit 13.

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

Item 8.  Financial Statements and Supplementary Data

Independent Auditors Reports *
(a)	Consolidated Statements of Financial Condition as of June 30, 2010 and 2009*
(b)	Consolidated Statements of Operations for the Years Ended June 30, 2010 and 2009*
(c)	Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2010 and 2009*
(d)	Consolidated Statements of Cash Flows for the Years Ended June 30, 2010 and 2009*
(e)	Notes to Consolidated Financial Statements*

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

Item 9A.  Controls and Procedures

(a)             An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out as of June 30, 2010 under the supervision and with the participation of the Company's Chief Executive  Officer, Chief Financial Officer and several other members of the Company's senior management.  The Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow  timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)            During the quarter ended June 30, 2010, no change occurred in the Company's  internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's  internal control over financial reporting.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of June 30, 2010 is effective.

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
(Principal Financial Officer)

Item 9B.  Other Information

     There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of the year ended June 30, 2010 that was not so disclosed.

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

Audit Committee and Audit Committee Financial Expert

The Audit Committee consists of Directors Ashlock, Moody and Hixon.  The Board of Directors has determined Director Hixon qualifies as an "audit committee financial expert," as defined by the SEC.  Mr. Hixon is independent, as independence for audit committee members as defined under the listing standards of the NASDAQ Stock Market.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company's equity compensation plans as of June 30, 2010.

(c)
Number of
Securities
	(a)	(b)	Remaining
Available for
	Number of		Future Issuance
	Securities to	Weighted-	Under Equity
	Be Issued Upon	Average	Plans
	Exercise of	Exercise Price	Compensation
	Outstanding	of Outstanding	(Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a))

Equity Compensation Plans approved by security holders:
Option Plan	22,000	16.85	78,000
Restricted stock plan	-	-	50,000

Equity Compensation Plans not
approved by security holders:	-	-	-

Total	22,000	16.85	128,000

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

Item 15.  Exhibits and Financial Statement Schedules

(a)           Exhibits

3.1	Articles of Incorporation of First Bancshares, Inc.(1)
3.2	Bylaws of First Bancshares, Inc.(2)
4.1	Specimen stock certificate of First Bancshares (1)
10.1	First Home Savings Bank 1994 Employee Stock Ownership Plan(1)
10.2	First Bancshares, Inc. 1993 Stock Option Plan (3)
10.3	First Home Savings Bank Management Recognition and Development Plan (3)
10.4	First Bancshares, Inc. 2004 Management Recognition Plan (4)
10.5	First Bancshares, Inc. 2004 Stock Option Plan (4)
10.6	Form of Incentive Stock Option Agreement (5)
10.7	Form of Non-Qualified Stock Option Agreement (5)
10.8	First Bancshares, Inc. 2004 Management Recognition Plan (4)
10.9	Severance Agreement between First Bancshares, Inc. and First Home Savings Bank and Charles W. Schumacher (6)
10.10	Employment Agreement with James W. Duncan (7)
10.11	Employment Agreement with Daniel P. Katzfey (8)
13.
2010 Annual Report to Stockholders (Except for the portions of the 2010 Annual Report to Stockholders that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2010 Annual Report to Stockholders shall not be deemed filed as a part hereof.)

14.	Code of Ethics (9)
21.	Subsidiaries of the Registrant
23.	Auditors' Consent
31.1	Rule 13a-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a) Certification (Chief Financial Officer)
32.1	Section 1350 Certification (Chief Executive Officer)
32.2	Section 1350 Certification (Chief Financial Officer)

-------------------
(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 File No. 33-69886.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated November 30, 2007 and incorporated herein by reference.
(3)	Incorporated by reference to the Company's 1994 Annual Meeting Proxy Statement dated September 14, 1994.
(4)	Incorporated by reference to the Company's 2004 Annual Meeting Proxy Statement dated September 15, 2004.
(5)	Filed as an exhibit to the Current Report on Form 8-K dated February 22, 2006 and incorporated herein by reference.
(6)	Filed as an exhibit to the Current Report on Form 8-K dated October 31, 2005.
(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.
(8)	Filed as an exhibit to the Current Report on Form 8-K dated July 20, 2007.
(9)	Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANCSHARES, INC.

Date: October 13, 2010	By: /s/Thomas M. Sutherland
Thomas M. Sutherland
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Thomas M. Sutherland	October 13, 2010
Thomas M. Sutherland
Chief Executive Officer
(Principal Executive Officer)

By: /s/Lannie E. Crawford	October 13, 2010
Lannie E. Crawford
President

By: /s/Ronald J. Walters	October 13, 2010
Ronald J. Walters
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

By: /s/Thomas M. Sutherland	October 13, 2010
Thomas M. Sutherland
Chairman of the Board

By: /s/Harold F. Glass	October 13, 2010
Harold F. Glass
Director

By: /s/John G. Moody	October 13, 2010
John G. Moody
Director

By: /s/D. Mitch Ashlock	October 13, 2010
D. Mitch Ashlock
Director

By: /s/Billy E. Hixon	October 13, 2010
Billy E. Hixon
Director

By: /s/Robert J. Breidenthal	October 13, 2010
Robert J. Breidenthal
Director

EXHIBIT INDEX
EXHIBIT NUMBER	EXHIBIT DESCRIPTION

13
2010 Annual Report to Stockholders.  Except for the portions of the 2010 Annual Report to Stockholders that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2010 Annual Report to Stockholders  shall not be deemed filed as a part hereof.

21	Subsidiaries of the Registrant

23	Consent of Auditors

31.1	Rule 13a – 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a) Certification (Chief Financial Officer)

32.1	Rule 1350 Certification (Chief Executive Officer)

32.2	Rule 1350 Certification (Chief Financial Officer)