Form 10-Q
period 2010-09-30
FIRST BANCSHARES INC /MO/
filed 2010-11-15
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 1,550,815 shares outstanding at November 15, 2010.

FIRST BANCSHARES, INC.
AND SUBSIDIARIES
FORM 10-Q

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30,	June 30,
	2010	2010

ASSETS
Cash and cash equivalents	$26,625,312	$20,182,593
Certificates of deposit purchased	6,971,578	7,221,578
Securities available-for-sale	60,676,304	60,304,479
Securities held to maturity, fair market value at:
September 30, 2010, $1,790,186; June 30, 2010, $2,072,084	1,733,415	2,012,940
Federal Home Loan Bank stock, at cost	434,000	434,000
Loans receivable, net of allowances for loan losses at:
September 30, 2010, $2,117,606; June 30, 2010, $2,526,862	103,917,603	108,683,381
Accrued interest receivable	782,829	819,752
Prepaid FDIC insurance premiums	1,094,855	1,196,465
Prepaid expenses	383,193	380,487
Property and equipment, net	6,108,465	6,051,423
Real estate owned and other repossessed assets	5,674,039	3,945,628
Intangible assets, net	122,712	135,241
Income taxes recoverable	152,975	152,975
Other assets	127,928	136,031
Total assets	$214,805,208	$211,656,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$184,046,054	$180,075,425
Retail repurchase agreements	4,649,505	5,352,402
Advances from Federal Home Loan Bank	3,000,000	3,000,000
Accrued expenses	575,054	617,915
Total liabilities	192,270,613	189,045,742

Preferred stock, $.01 par value; 2,000,000 shares
authorized, none issued	-	-
Common stock, $.01 par value; 8,000,000 shares
authorized, 2,895,036 issued at September 30, 2010
and June 30, 2010, 1,550,815 shares outstanding at
September 30, 2010 and June 30, 2010	28,950	28,950
Paid-in capital	18,058,040	18,056,714
Retained earnings - substantially restricted	22,472,510	22,538,555
Treasury stock - at cost; 1,344,221 shares	(19,112,627)	(19,112,627)
Accumulated other comprehensive income	1,087,722	1,099,639
Total stockholders' equity	22,534,595	22,611,231
Total liabilities and stockholders' equity	$214,805,208	$211,656,973

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	September 30,
	2010	2009

Interest Income:
Loans receivable	$1,606,658	$2,115,058
Securities	555,026	500,618
Other interest-earning assets	42,001	48,146
Total interest income	2,203,685	2,663,872
Interest Expense:
Deposits	600,166	864,208
Retail repurchase agreements	18,740	17,503
Borrowed funds	37,874	57,909
Total interest expense	656,780	939,620
Net interest income	1,546,905	1,724,252

Provision for loan losses	63,181	51,324
Net interest income after
provision for loan losses	1,483,724	1,672,928
Non-interest Income:
Service charges and other fee income	282,720	444,395
Gain on sale of loans	2,370	29,715
Gain (loss) on sale of property and real estate owned	(27,395)	47,847
Provision for loss on real estate owned	-	(35,000)
Income from bank-owned life insurance	-	15,064
Other	29,058	28,041
Total non-interest income	286,753	530,062
Non-interest Expense:
Compensation and employee benefits	866,744	933,975
Occupancy and equipment	325,877	383,259
Professional fees	165,533	123,162
Deposit insurance premiums	107,163	86,650
Other	365,066	334,833
Total non-interest expense	1,830,383	1,861,879

Income before taxes	(59,906)	341,111
Income taxes	6,139	141,758
Net income (loss)	$(66,045)	$199,353

Earnings (loss) per share – basic	$(0.04)	$0.13
Earnings (loss) per share – diluted	(0.04)	0.13
Dividends per share	0.00	0.00

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	September 30,
	2010	2009

Net Income (Loss)	$(66,045)	$199,353

Other comprehensive income (loss), net of tax:
Change in unrealized gain on securities
available-for-sale, net of deferred income taxes
and reclassification adjustment for gains realized in income	(11,917)	207,880
Comprehensive income (loss)	$(77,962)	$407,233

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(66,045)	$199,353
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation	138,357	141,279
Amortization	12,529	12,528
Net amortization of premiums and accretion of (discounts) on securities	37,501	35,043
Stock based compensation	1,326	2,554
Provision for loan losses	63,181	51,324
Provision for losses on real estate owned	-	35,000
Gain on the sale of loans	(2,370)	(29,715)
Proceeds from sales of loans originated for sale	604,504	869,891
Loans originated for sale	(602,134)	-
Deferred income taxes	-	283,506
Loss (gain) on sale of property and equipment
and real estate owned	27,395	(47,847)
Income from bank-owned life insurance	-	(15,064)
Net change in operating accounts:
Accrued interest receivable and other assets	143,930	41,395
Deferred loan costs	(423)	(5,113)
Income taxes recoverable	6,138	(142,998)
Accrued expenses	(42,861)	(218,108)
Net cash provided by operating activities	321,028	1,213,028

Cash flows from investing activities:
Purchase of certificates of deposit purchased	(1,049,000)	(1,654,824)
Maturities of certificates of deposit purchased	1,299,000	1,145,407
Purchase of securities available-for-sale	(13,037,937)	(1,968,160)
Proceeds from maturities of securities available-for-sale	12,611,342	4,220,821
Proceeds from maturities of securities held to maturity	278,739	175,985
Net decrease in loans receivable	2,807,109	4,901,690
Proceeds from redemption of bank owned life insurance policies	-	2,169,089
Purchases of property and equipment	(195,399)	(18,233)
Net proceeds from sale of real estate owned and repossessed assets	140,105	904,410
Net cash provided by investing activities	2,853,959	9,876,185

Cash flows from financing activities:
Net change in deposits	3,970,629	(8,129,156)
Net change in retail repurchase agreements	(702,897)	(1,555,684)
Cash dividends paid	-	-
Net cash used by financing activities	3,267,732	(9,684,840)

Net increase in cash and cash equivalents	6,442,719	1,404,373
Cash and cash equivalents - beginning of period	20,182,593	26,217,607
Cash and cash equivalents - end of period	$26,625,312	$27,621,980

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest on deposits and borrowed funds	$677,831	$989,614
Income taxes	-	-

Supplemental schedule of non-cash investing and financing activities:

Loans transferred to real estate acquired in settlement of loans	$1,895,911	$522,000

See notes to consolidated financial statements

FIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for interim reporting by First Bancshares, Inc. (the "Company") and its consolidated subsidiaries, First Home Savings Bank (the "Bank") and SCMG, Inc. are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying consolidated statement of financial condition as of June 30, 2010, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ Annual Report on Form 10-K for the year ended June 30, 2010. The results for these interim periods may not be indicative of results for the entire year or for any other period.

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

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” New authoritative accounting guidance under ASC Topic 820, “Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market price of an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first fiscal quarter of 2010. Adoption of the guidance did not significantly impact the Company’s consolidated financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The foregoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements beginning October 1, 2009 and has not had a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820); Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement has not had a significant impact on the Company’s consolidated financial statements.

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

FASB ASC Topic 855, “Subsequent Events,” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. Events occurring subsequent to June 30, 2010, have been evaluated as to their potential impact to these financial statements.

In April 2010, FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset—a consensus of the FASB Emerging Issues Task Force (Topic 310).  ASU No. 2010-18 clarifies that a creditor should not apply specific guidance in ASC 310, Receivables, 40, Troubled Debt Restructurings by Creditors, to acquired loans accounted for as a pooled asset under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  However, that guidance in ASC 310-30 continues to apply to acquired loans within the scope of ASC 310-30 that a creditor accounts for individually.  This amended guidance is effective for a modification of a loan(s) accounted for within a pool under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amended guidance must be applied prospectively, and early application is permitted.  Upon initial application of the amended guidance, an entity may make a one-time election to terminate accounting for loans as a pool under ASC 310-30.  An entity may make the election on a pool-by-pool basis.  The election does not preclude an entity from applying pool accounting to future acquisitions of loans with credit deterioration. The implementation of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses (also known as “allowance for estimated losses on loans/leases”) and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company will begin to include these disclosures in the notes to the financial statements for the quarter ending December 31, 2010.

3.	EARNINGS PER SHARE

Basic earnings per share is based on net income or loss divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect, if any, of the issuance of shares eligible to be issued pursuant to stock option agreements.

The table below presents the numerators and denominators used in the basic earnings (loss) per common share computations for the three month periods ended September 30, 2010 and 2009.

	Three Months Ended
	September 30,
	2010	2009
Basic earnings (loss) per common share:
Numerator:
Net income (loss)	$(66,045)	$199,353
Denominator:
Weighted average common shares outstanding	1,550,815	1,550,815

Basic earnings (loss) per common share	$(0.04)	$0.13

Diluted earnings (loss) per common share:
Numerator:
Net income (loss)	$(66,045)	$199,353
Denominator:
Weighted average common shares outstanding	1,550,815	1,550,815

Basic earnings (loss) per common share	$(0.04)	$0.13

4.           COMMITMENTS

At September 30, 2010 and June 30, 2010, the Company had outstanding commitments to originate loans totaling $1.1 million and $594,000, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.

5.	STOCK OPTION PLAN

The Company uses historical data to estimate the expected term of the options granted, volatilities, and other factors.  Expected volatilities are based on the historical volatility of the

Company’s common stock over a period of time.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend rate is equal to the dividend rate in effect on the date of grant.  There were no grants made during either the fiscal year ended June 30, 2010 or the three months ended September 30, 2010. The exercise price of options granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date. The Company assumes no projected forfeiture rates on its stock-based compensation.

A summary of option activity under the 2004 Stock Option Plan (“Plan”) as of September 30, 2010, and changes during the three months ended September 30, 2010, is presented below:
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term
			( in months)
Outstanding at beginning of period	22,000	$16.85	76
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at end of period	22,000	$16.85	73
Exercisable at end of period	15,600	$16.83

A summary of the Company’s non-vested shares as of September 30, 2010, and changes during the three months ended September 30, 2010, is presented below:

Non-vested Options	Options	Weighted- Average Grant Date Fair Value

Outstanding at beginning of period	15,600	$6.11
Granted	-	-
Exercised	-	-
Vested	-	-
Forfeited or expired	-	-
Outstanding at end of period	15,600	$6.11

As of September 30, 2010, there was $5,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately six months.

6.	FAIR VALUE MEASUREMENTS

FASB ASC Topic 820-10 defines fair value, establishes a hierarchy for measuring fair value in Generally Accepted Accounting Principles and expands disclosures about fair value measurements. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The fair value hierarchy is as follows:

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

Real Estate Owned. Real estate owned represents property acquired through foreclosure and settlement of loans. Property acquired is carried at the lower of the principal amount of the loan outstanding at the time of acquisition, plus any acquisition costs, or the estimated fair value of the property, less disposal costs. The Company considers third party appraisals, as well as, independent fair value assessments from realtors or persons involved in selling real estate owned in determining the fair value of particular properties. Accordingly, the valuation of real estate owned is subject to significant external and internal judgment. The Company periodically reviews real estate owned to determine whether the property continues to be carried at the lower of the recorded book value or the fair value of the property, less disposal costs. As such, the Company classifies real estate owned subjected to non-recurring fair value adjustments as Level 3.

The following tables summarize financial assets measured at fair value on a recurring basis as of September 30, 2010 and June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
September 30, 2010	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
Securities available-for-sale:
U. S. Agency securities	$3,110	$25,527	$-	$28,637
Residential mortgage-
backed securities	-	31,631	-	31,631
Municipal securities	-	132	-	132
Other	-	276	-	276
Total	$3,110	$57,566	$-	$60,676

June 30, 2010	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
Securities available-for-sale:
U. S. Agency securities	$5,100	$21,928	$-	$27,028
Residential mortgage-
backed securities	-	32,868	-	32,868
Municipal securities	-	132	-	132
Other	-	276	-	276
Total	$5,100	$55,204	$-	$60,304

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities, excluding impaired loans, real estate owned and other repossessed assets, measured at fair value on a non-recurring basis were not significant at September 30, 2010.

The following tables summarize financial assets measured at fair value on a non-recurring basis as of September 30, 2010 and June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2010	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
Impaired loans	$-	$-	$5,085	$5,085
Real estate owned	-	-	5,581	5,581
Other repossessed assets			93	93
Total	$-	$-	$10,759	$10,759

June 30, 2010	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
Impaired loans	$-	$-	$8,360	$8,360
Real estate owned	-	-	3,885	3,885
Other repossessed assets			61	61
Total	$-	$-	$12,306	$12,306

7.	RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or loss or stockholders’ equity, to be consistent with the current period classification.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

First Bancshares, Inc. (the “Company”) is a unitary savings and loan holding company whose primary assets are First Home Savings Bank (the “Bank”) and SCMG, Inc.  The Company was incorporated on September 30, 1993, for the purpose of acquiring all of the capital stock of First Home Savings Bank in connection with the Bank's conversion from a state-charted mutual to a state-chartered stock form of ownership. The transaction was completed on December 22, 1993.

On September 30, 2010, the Company had total assets of $214.8 million, net loans receivable of $103.9 million, total deposits of $184.0 million and stockholders’ equity of $22.5 million. The Company’s common shares trade on The Nasdaq Global Market of The NASDAQ Stock Market LLC under the symbol “FBSI.”

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at September 30, 2010, compared to June 30, 2010, and the consolidated results of operations for the three-month period ended September 30, 2010, compared to the three-month period ended September 30, 2009. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended June 30, 2010.

Recent Developments and Corporate Overview

Economic Conditions

The economic decline that began in calendar 2008 and that has continued to varying degrees though calendar 2010 has created significant challenges for financial institutions such as First Home Savings Bank.  Dramatic declines in the housing market, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks.  In addition, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties. While the economy has recently shown some small signs of improvement, no upward trend seems to have been established.

New Federal Legislation

Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and will require First Home Savings Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks) and the Missouri Division of Finance.  The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like First Bancshares, Inc., in addition to bank holding companies which it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like First Bancshares, Inc.  These capital requirements are substantially similar to the capital requirements currently applicable to the Bank.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators, in the Savings Bank’s case, the Office of the Comptroller of the Currency.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Additionally, effective July 6, 2010, regulatory changes in overdraft and interchange fee restrictions may reduce our noninterest income.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Regulatory Matters

On August 17, 2009, the Company and the Bank each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist from the OTS (collectively the “Orders”).

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

All customer deposits remain insured to the fullest extent permitted by the FDIC since entering into the order. The Bank has continued to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. Neither the Company nor the Bank admitted any wrongdoing in entering into the respective Stipulation and Consent to the Issuance of a Cease and Desist Order. The OTS did not impose or recommend any monetary penalties.

For additional information regarding the terms of the orders, please see our Form 8-K that we filed with the SEC on August 18, 2009. Further, we may be subject to more severe future regulatory enforcement actions, including but not limited to civil money penalties, if we do not comply with the terms of the Orders.

Review of Loan Portfolio

Since November 2008, in light of a continually worsening economy and the departure of several loan officers, the Bank has conducted ongoing, in depth reviews and analyses of the loans in its portfolio, primarily focusing on its commercial real estate, multi-family, development and commercial business loans. During the year ended June 30, 2009, based primarily on this ongoing loan review, and in light of the economic conditions, the Bank recorded a provision for loan losses of $5.3 million for the year. During the year ended June 30, 2010, an additional provision for loan losses totaling $852,000 was recorded by the Company. During the quarter ended September 30, 2010, an additional provision for loan losses of $63,000 was recorded.

Beginning with the quarter ended September 30, 2009, the Company has engaged the services of a consultant with an extensive background in commercial real estate, multi-family, development and commercial business lending. The purpose of hiring the consultant was to assist the Company and the Bank in meeting reporting deadlines established in the Orders and, to validate the methodology used internally to review, evaluate and analyze loans. This consultant performed an extensive review of the Company’s credits of $250,000 or larger during the quarter ended September 30, 2009 and performed follow up reviews during the quarters ended December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010.

Financial Condition

As of September 30, 2010, First Bancshares, Inc. had assets of $214.8 million, compared to $211.7 million at June 30. 2010.  The increase in total assets of $3.1 million, or 1.5%, was the result of an increase of $6.4 million, or 31.9%, in cash and cash equivalents, and an increase of $1.7 million, or 43.8%, in real estate owned. These increases were partially offset by a decrease of $4.8 million in net loans receivable. Deposits increased $4.0 million, and retail repurchase agreements decreased by $703,000. The increase in deposits related primarily to additional deposits from one large deposit customer.

Loans receivable, net totaled $103.9 million at September 30, 2010, a decrease of $4.8 million, or 4.4%, from $108.7 million at June 30. 2010.  The decrease in loans is, in part, the result of decreased originations because of the current uncertainty in the economy, both local and national. These problems have affected many sectors of the economy and have created concerns for individuals and businesses.  Housing sales, both new and existing, consumer confidence and other indicators of economic health in our market area have decreased over the last year to 18 months. Additionally, net loans totaling $1.9 million were transferred to real estate owned during the quarter ended September 30, 2010.

The Company’s deposits increased by $4.0 million, or 2.2%, from $180.1 million as of June 30, 2010 to $184.1 million as of September 30, 2010.  The increase was primarily the result of a large end of month deposit into a customer’s non-interest bearing checking account. This particular customer has occasional large, short term deposits. The balance of the Company’s retail repurchase agreements decreased by $703,000, or 13.1%, from $5.4 million at June 30, 2010 to $4.6 million at September 30, 2010.

As of September 30, 2010 the Company’s stockholders’ equity totaled $22.5 million, compared to $22.6 million as of June 30, 2010.  The $77,000 decrease was attributable to the net loss of $66,000 during the first quarter of fiscal 2011, and by a negative change in the mark-to-market adjustment, net of taxes, of $12,000 on the Company’s available-for-sale securities portfolio. In addition, there was a $1,000 increase resulting from the accounting treatment of stock based compensation. There were no dividends paid during the quarter ended September 30, 2010.

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

Non-performing assets decreased from $13.1 million, or 6.2% of total assets, at June 30, 2010 to $12.5 million, or 5.8% of total assets at September 30, 2010.  The Bank’s non-performing assets consist of non-accrual loans, past due loans over 90 days, impaired loans not past due or past due less than 90 days, real estate owned and other repossessed assets. The decrease in non-performing assets consisted of a decrease of $2.1 million in non-accrual loans and a decrease of $144,000 in impaired loans not past due. These decreases were partially offset by increases of $1.6 million and $32,000 in real estate owned and other repossessed assets, respectively. The decrease in non-accrual loans consisted of a decrease of $2.1 million in non-accrual commercial real estate loans that was partially offset by an increase of $21,000 in non-accrual residential mortgages. At both September 30, 2010 and June 30, 2010, there were no loans 90 days past due and still accruing. The higher level in non-performing assets during the past two years is a result of two factors.  First is the negative economic environment that has existed during that time period, which has had an adverse impact on individuals and businesses in the Company’s primary market areas, where substantially all of the Company’s problem loans are located. Second, there were concerns regarding the Bank’s underwriting of some of the loans that were originated prior to May 2008. Starting in November 2008, the Company undertook an extensive review of the loan portfolio through which significant strides were made in identifying, analyzing and providing reserves on problem loans. Since May 2008 the Bank has required that all loan originations, renewals and modifications to be approved by the Directors’ Loan Committee. As discussed below, management believes the allowance for loan losses as of September 30, 2010, was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.
	September 30,	June 30,
	2010	2010	2009	2008	2007	2006
	(Dollars in thousands)
Loans accounted for on a non-accrual
basis:
Real estate:
Residential	$279	$258	$593	$94	$245	$322
Commercial and land	1,467	3,587	1,714	1,882	2,171	306
Commercial business	82	82	717	316	467	65
Consumer	-	-	-	21	6	148
Total	$1,828	$3,927	$3,024	$2,313	$2,889	$841

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$-	$-	$-	$296	$278	$-
Commercial and land	-	-	122	64	81	-
Commercial business	-	-	166	-	-	-
Consumer	-	-	-	-	-	3
Total	$-	$-	$288	$360	$359	$3

Total of non-accrual and
90 days past due loans	$1,828	$3,927	$3,312	$2,673	$3,248	$844

Real estate owned	5,506	3,885	1,549	1,206	291	497
Repossessed assets	93	61	158	-	2	-
Other non-performing assets:
Impaired loans not past due	5,084	5,228	7,013	-	-	-
Slow home loans (60 to 90 days
past due)	-	-	-	-	-	-
Total non-performing assets	$12,511	$13,101	$12,032	$3,879	$3,541	$1,341

Total loans delinquent 90 days
or more to net loans	0.00%	0.00%	0.22%	0.22%	0.23%	0.59%

Total loans delinquent 90 days
or more to total consolidated assets	0.00%	0.00%	0.13%	0.14%	0.15%	0.37%

Total non-performing assets
to total consolidated assets	5.82%	6.19%	5.23%	1.56%	1.47%	0.59%

Real estate owned and other repossessed assets includes real estate and other assets acquired in the settlement of loans, which is recorded at the estimated fair value less the estimated costs to sell the asset.  Any write down at the time of foreclosure is charged against the allowance for loan losses.  Subsequently, net expenses related to holding the property and declines in the market value are charged against income. At June 30, 2010, real estate owned consisted of eighteen properties (ten single family residences, seven commercial properties and one parcel of farmland) with a net book value of $3.9 million. At June 30, 2010, repossessed collateral consisted of 1,168 radiators, 23 sections of steel shelving, a pallet jack and a moveable staircase and a motorcycle. At September 30, 2010, real estate owned consisted of nineteen properties (nine single family residences, nine commercial properties and one parcel of farmland) with a net book value of $5.5 million. At September 30, 2010, repossessed collateral consisted of 1,168 radiators, 23 sections of steel shelving, a pallet jack and a moveable staircase, a motorcycle and a boat, motor and trailer. During the three months ended September 30, 2010 two properties and a mobile home located on piece of real estate owned, were sold resulting in a net loss of $27,000. Three properties totaling $1.9 million were foreclosed and added to real estate owned during the three months ended September 30, 2010.

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

On the basis of management's review of its loans and other assets, at September 30, 2010, the Company had classified $6.8 million of its assets as substandard, none as doubtful and none as loss.  This compares to classifications at June 30, 2010 of $7.7 million as substandard, none as doubtful and none as loss.  The decrease in classified loans to $6.8 million at September 30, 2010 from $7.7 million at June 30, 2010 we believe to be an indication that the on-going, in-depth review and analysis of the Bank’s loan portfolio since November 2008 is helping the Company make progress in identifying and resolving problem loan issues.

Classified assets at September 30, 2010 and June 30, 2010 included real estate owned were $5.5 million and $3.9 million, respectively, and other repossessed assets were $93,000 and $61,000, respectively.

In addition to the classified loans, the Bank has identified an additional $687,000 of credits at September 30, 2010 as specially mentioned compared to $1.5 million at June 30, 2010. The review and analysis of these loans identified them as credits possessing some element or elements of increased risk. Any deterioration in their financial condition could increase the classified loan totals. The increase in the internal watch list is primarily the result of the current state of the economy which had a negative impact on cash flows for both individuals and businesses. This, along with stricter internal policies, which have been in place during the last two years, relating to the identification and monitoring of problem loans, has resulted in an increase in the number and the total dollar amount of loans identified as problem loans.

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

At September 30, 2010, the Company has established an allowance for loan losses of $2.1 million compared to $2.5 million at June 30, 2010. The decrease in the allowance for loan losses was due to loans totaling $466,000 having been charged off during the quarter ended September 30, 2010. The allowance represents approximately 30.6% and 27.6% of the total non-performing loans (including impaired loans not past due) at September 30, 2010 and June 30, 2010, respectively.  The allowance for loan losses reflects management’s best estimate of probable losses inherent in the portfolio based on currently available information.  The Company believes that the allowance for loan losses as of September 30, 2010 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While the Company believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s financial condition and results of operations.  Future additions to the allowance may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.  In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators as part of the examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

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

Allowance for Loan Losses

The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Non-performing Assets and Allowance for Loan Losses.”  Although management believes the levels of the allowance as of September 30, 2010 and June 30, 2010 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in additional losses.

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

Due to the cumulative operating losses over the last five years, which resulted in $3.1 million of loss carry-forwards, the Company was required to provide a reserve of approximately $1.1 million against its net deferred tax assets during the fiscal year ended June 30, 2010.

Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

General.  For the three months ended September 30, 2010, the Company reported a net loss of $66,000, or $(0.04) per diluted share, compared to net income of $199,000, or $0.13 per diluted share, for the same period in 2009.  The decrease in net income for the 2010 period was primarily attributable to decreases in net interest income, and non-interest income and increases in the provisions for loan losses and income taxes, which were partially offset by a decrease in non-interest expense.

Net interest income.  The Company’s net interest income for the three months ended September 30, 2010 was $1.5 million, compared to $1.7 million for the same period in 2009.  The decrease reflects a $460,000 decrease in interest income partially offset by a $283,000 decrease in interest expense.

Interest income. Interest income for the three months ended September 30, 2010 decreased $460,000, or 17.3%, to $2.2 million compared to $2.7 million for the same period in 2009. Interest income from loans decreased $508,000 to $1.6 million from $2.1 million in 2009 as a result of a decrease in average loans to $106.9 million during the 2010 period from $130.2 million during the comparable 2009 period and to a decrease in the yield on loans to 5.96% during the three months ended September 30, 2010 from 6.44% during the comparable period in 2009. The decrease in average loans was the result of a decrease in lending volume during the three months ended September 30, 2010 compared to the comparable 2009 period, and the decrease in yield was the result of a downward trend in interest rates between the two periods. Interest rates began to decrease during the first quarter of calendar 2008, continued to decrease through most of the time since and remain at exceptionally low levels.

Interest income from investment securities and other interest-earning assets for the three months ended September 30, 2010 increased $48,000, or 8.8%, to $597,000 from $549,000 for the same period in 2009. The increase was the result of an increase in the average balance of these assets of $15.1 million to $90.6 million for the quarter ended September 30, 2010 from $74.5 million for the same period in 2009 which was partially offset by a decrease in the yield on these assets to 2.61% for the 2010 period from 2.92% for the 2009 period.

Interest expense. Interest expense for the three months ended September 30, 2010 decreased $283,000 or 30.0%, to $657,000 from $940,000 for the same period in 2009. Interest expense on deposits decreased $264,000 to $600,000 in the three months ended September 30, 2010 from $864,000 in the same period in 2009. The decrease resulted from a decrease in the average cost of deposits to 1.42% in the 2010 period from 1.98% in the 2009 period, and by a decrease in average interest-bearing deposit balances of $5.9 million to $167.3 million in the 2010 period from $173.1 million in the 2009 period. Interest expense on other interest-bearing liabilities decreased $19,000 to $57,000 in the three months ended September 30, 2010 from $76,000 in the comparable period in 2009. The decrease in interest expense on other interest-bearing liabilities was attributable to a decrease in the average balance of other interest-bearing liabilities of $6.7 million to $8.1 million during the 2010 period from $14.8 million during the 2009 period which was partially offset by an increase in the average cost of other interest bearing liabilities to 2.79% during the 2010 period from 2.04% during the 2009 period. The average outstanding balance of retail repurchase agreements increased to $5.1 million during the three months ended September 30, 2010 from $4.8 million during the comparable period in 2009.

Net interest margin. The Company’s net interest margin decreased to 3.11% for the three months ended September 30, 2010 from 3.34% for the three months ended September 30, 2009.

Provision for loan loss. During the quarter ended September 30, 2010, the provision for loan losses was $63,000, compared to $51,000 for the quarter ended September 30, 2009.  For a discussion of this change, see “Non-performing Assets and Allowance for Loan Losses” herein.

Non-interest income.  For the three months ended September 30, 2010, non-interest income totaled $287,000, compared to $530,000 for the three months ended September 30, 2009.  The $243,000 decrease between the two periods resulted primarily from a decrease in service charges and other fee income of $162,000, a decrease in profit on the sale of loans of $27,000, a decrease of $15,000 in income from BOLI and a decrease of $75,000 in net gain on the sale of property and equipment and real estate owned. These decreases in non-interest income were partially offset by a provision of $35,000 for losses on real estate owned made during the 2009 period which did not recur during the 2010 period. We believe the decrease in service charges and other fee income was part of a trend in the financial services industry as account holders are taking greater care that they do not incur overdraft charges for their accounts. We noted this trend during the past 24 to 30 months. The decrease in gain on the sale of loans resulted from the closing of the loan production office in the quarter ended June 30, 2009. The gain on the sale of loans in the quarter ended September 30, 2009 was the result of completing the sale of loans closed in May and June 2009. The reduction in income on BOLI was attributable to the surrender of the BOLI policies, the final proceeds of which were received in September 2009.

Non-interest expense. Non-interest expense decreased by $31,000 from $1.9 million during the three months ended September 30, 2009 to $1.8 million for the three months ended September 30, 2010.  This was the result of decreases of $67,000 and $57,000 in compensation and benefits and occupancy and equipment expense, respectively. These decreases were partially offset by increases of $21,000 in deposit insurance premiums, $42,000 in professional fees and $30,000 in other non-interest expenses. The decreases in compensation and benefits and occupancy and equipment expense are primarily the result of cost reduction and containment efforts begun by current management. The increase in deposit insurance premiums was a result of an increase in the assessment rates by the Federal Deposit Insurance Corporation. The increases in professional fees and other expenses are primarily related to costs associated with foreclosures and maintenance for real estate owned.

Income tax expense.  State income tax expense and income tax benefits are recorded based on the taxable income or loss of each of the Company. Federal income taxes are calculated based on the combined income of the consolidated group. Pre-tax net income is reduced by non-taxable income items and increased by non-deductible expense items. However, during the year ended June 30, 2010, the Company recorded income tax expense of $1.0 million. This was the result of the reversal of current year and previously recorded net deferred tax benefits. In light of the cumulative net losses the Company has experienced over the last five fiscal years, current accounting standards required that the net deferred tax asset be reserved. Future earnings are expected to enable the Company to recover these reserved deferred tax assets.

 The Company recorded a tax expense of $6,000 for the three months ended September 30, 2010 as compared to a tax provision of $142,000 for the three months ended September 30, 2009.  During the quarter ended September 30, 2010, the comprehensive income representing the positive difference between the market value and the book value of available-for-sale securities decreased by approximately $18,000. This resulted in a reduction in the deferred tax liability related to this item, which created an increase in the net deferred tax asset. The $6,000 provision was required to reduce the net deferred tax valuation allowance to zero.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At September 30, 2010, the Company had commitments to originate loans totaling $1.1 million.  The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Home Savings Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth First Home Savings Bank's actual capital and required capital amounts and ratios at September 30, 2010 which, at that date, exceeded the minimum capital adequacy requirements.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
At September 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
Tangible Capital (to adjusted total assets)	$20,166	9.51%	$3,180	1.50%	-	- -
Tier 1 (Core) Capital (to adjusted total assets)	20,166	9.51%	8,481	4.00%	$10,602	5.00%
Tier 1 (Core) Capital (to risk weighted assets)	20,166	19.59%	4,118	4.00%	6,176	6.00%
Total Risk Based Capital (to risk weighted assets)	21,374	20.76%	8,235	8.00%	10,294	10.00%

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  At September 30, 2010, First Home Savings Bank exceeded minimum requirements for the well-capitalized category.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain "forward-looking statements" that relate to the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "intend," "should," "plan," "project," "estimate," "potential," "seek," "strive," or "try" or other conditional verbs such as "will," "would," "should," "could," or "may" or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate and about the Company and the Bank, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our strategies. Our ability to predict results or the actual effects of our plans or strategies is inherently uncertain. Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets; results of examinations of us by the Office of Thrift Supervision, the Missouri Division of Finance and the Federal Deposit Insurance Corporation or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the possibility that we will be unable to comply with the conditions imposed upon us by the Orders to Cease and Desist issued by the OTS, including but not limited to our ability to reduce our non-performing assets, which could result in the imposition of additional restrictions on our operations; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes such as the Dodd-Frank Act and its implementing regulations that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies, principles and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; our ability to lease excess space in Company-owned buildings; and other risks detailed in this Annual Report. Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for future periods to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's operating and stock performance.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable

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

Based upon that evaluation, the Company’s  Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010 the Company’s  disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by the Company  in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by the Company  in the  reports that it files or submits under the Exchange Act is accumulated and communicated to its  management, including its  principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended September 30, 2010, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material changes from risk factors as previously disclosed in our June 30, 2010 Annual Report on Form 10-K except as disclosed below.

We are subject to Cease and Desist Orders that place limitations on their operations and could subject us to civil money penalties if we do not comply with the Orders.

We are subject to a Cease and Desist Orders that the Company and the Bank entered into with the OTS. The Orders place limitations on certain aspects of our business including but not limited to our ability to pay dividends, increase deposits, incur debt, and appointing executive officers and directors. The Orders also require certain actions with respect to the development of a business plan and the reduction of our classified assets and certain lending concentrations. In addition, we may be subject to future enforcement actions or possible civil money penalties if we do not comply with the terms of the Orders. For further information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments and Corporate Overview-Regulatory Matters.”

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

(a) Recent sales of unregistered securities - None.

(b) Use of proceeds - None.

(c ) Stock repurchases - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Removed and reserved

Item 5.	Other Information - None

Item 6.	Exhibits

(a) Exhibits:
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCSHARES, INC.

Date: November 15, 2010	By: /s/ Thomas M. Sutherland
Thomas M. Sutherland,
Chief Executive Officer

Date: November 15, 2010	By: /s/ Ronald J. Walters
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