Form 10-Q
period 2010-12-31
FIRST BANCSHARES INC /MO/
filed 2011-02-22
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 1,550,815 shares outstanding at February 22, 2011.

FIRST BANCSHARES, INC.
AND SUBSIDIARIES
FORM 10-Q

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	December 31,	June 30,
	2010	2010

ASSETS
Cash and cash equivalents	$9,694,687	$20,182,593
Certificates of deposit purchased	6,471,578	7,221,578
Securities available-for-sale	64,256,711	60,304,479
Securities held to maturity, fair market value at:
December 31, 2010, $8,348,120; June 30, 2010, $2,072,084	8,493,854	2,012,940
Federal Home Loan Bank stock, at cost	434,000	434,000
Loans receivable, net of allowances for loan losses at:
December 31, 2010, $2,521,843; June 30, 2010, $2,526,862	101,255,832	108,683,381
Loans held for sale	88,308	-
Accrued interest receivable	790,996	819,752
Prepaid FDIC insurance premiums	991,997	1,196,465
Prepaid expenses	283,266	380,487
Property and equipment, net	6,067,358	6,051,423
Real estate owned and other repossessed assets	5,281,585	3,945,628
Intangible assets, net	110,183	135,241
Income taxes recoverable	138,674	152,975
Other assets	125,955	136,031
Total assets	$204,484,984	$211,656,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$175,170,721	$180,075,425
Retail repurchase agreements	5,071,799	5,352,402
Advances from Federal Home Loan Bank	3,000,000	3,000,000
Accrued expenses	698,852	617,915
Total liabilities	183,941,372	189,045,742

Preferred stock, $.01 par value; 2,000,000 shares
authorized, none issued	-	-

Common stock, $.01 par value; 8,000,000 shares
authorized, 2,895,036 issued at December 31, 2010
and June 30, 2010, 1,550,815 shares outstanding at
December 31, 2010 and June 30, 2010	28,950	28,950
Paid-in capital	18,059,366	18,056,714
Retained earnings - substantially restricted	20,998,870	22,538,555
Treasury stock - at cost; 1,344,221 shares	(19,112,627)	(19,112,627)
Accumulated other comprehensive income	569,053	1,099,369
Total stockholders' equity	20,543,612	22,611,231
Total liabilities and stockholders' equity	$204,484,984	$211,656,973

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Interest Income:
Loans receivable	$1,525,133	$1,933,255	$3,131,791	$4,048,313
Securities	521,609	494,105	1,076,635	994,723
Other interest-earning assets	46,783	66,620	88,784	114,816
Total interest income	2,093,525	2,493,980	4,297,210	5,157,852
Interest Expense:
Deposits	485,101	788,390	1,085,267	1,652,598
Retail repurchase agreements	19,647	14,385	38,387	31,888
Borrowed funds	37,873	48,762	75,747	106,671
Total interest expense	542,621	851,537	1,199,401	1,791,157
Net interest income	1,550,904	1,642,443	3,097,809	3,366,695
Provision for loan losses	408,000	(51,324)	471,181	-
Net interest income after
provision for loan losses	1,142,904	1,693,767	2,626,628	3,366,695
Non-interest Income:
Service charges and other fee income	255,144	398,197	537,864	842,592
Gain on sale of loans	739	2,689	3,109	32,404
Gain (loss) on sale of property and
equipment and real estate owned	6,456	(5,365)	(59,250)	42,482
Provision for loss on real estate owned	(500,000)	(93,000)	(500,000)	(128,000)
Income from bank-owned life insurance	-	-	-	15,064
Other	12,032	33,200	79,401	61,241
Total non-interest income	(225,629)	335,721	61,124	865,783
Non-interest Expense:
Compensation and employee benefits	852,382	912,342	1,719,126	1,846,317
Occupancy and equipment	328,372	316,442	654,249	699,701
Professional fees	180,193	140,455	345,726	263,617
Deposit insurance premiums	108,654	177,876	215,817	264,526
Other	639,820	327,357	1,004,886	662,190
Total non-interest expense	2,109,421	1,874,472	3,939,804	3,736,351
Income (loss) before taxes	(1,192,146)	155,016	(1,252,052)	496,127
Income taxes	281,494	108,475	287,633	250,233
Net income (loss)	$(1,473,640)	$46,541	$(1,539,685)	$245,894

Earnings (loss) per share – basic	$(0.95)	$0.03	$(0.99)	$0.16
Earnings (loss) per share – diluted	(0.95)	0.03	(0.99)	0.16
Dividends per share	0.00	0.00	0.00	0.00

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net Income (loss)	$(1,473,640)	$46,541	$(1,539,685)	$245,894

Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities
available-for-sale, net of deferred income
taxes and reclassification adjustment for
gains realized in income	(518,719)	(201,000)	(530,586)	6,880

Comprehensive income (loss)	$(1,992,359)	$(154,459)	$(2,070,271)	$252,774

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(1,539,685)	$245,894
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation	278,469	278,480
Amortization	25,058	25,057
Net amortization of premiums and accretion of (discounts) on securities	(61,268)	(54,501)
Stock based compensation	2,652	5,108
Provision for loan losses	471,181	-
Provision for losses on real estate owned	500,000	128,000
Gain on the sale of loans	(3,109)	(32,404)
Proceeds from sales of loans originated for sale	774,386	955,960
Loans originated for sale	(859,576)	(83,380)
Deferred income taxes	273,332	868,548
Loss (gain) on sale of property and equipment
and real estate owned	20,939	(42,063)
Loss on sale of repossessed assets	38,311	-
Income from bank-owned life insurance	-	(15,064)
Net change in operating accounts:
Accrued interest receivable and other assets	341,012	(1,248,837)
Deferred loan costs	2,637	(752)
Income taxes recoverable	14,301	(619,665)
Accrued expenses	80,937	(723,342)
Net cash provided by operating activities	359,577	(312,961)

Cash flows from investing activities:
Purchase of certificates of deposit purchased	(2,399,000)	(4,558,392)
Maturities of certificates of deposit purchased	3,149,000	1,795,407
Purchase of securities available-for-sale	(28,204,156)	(10,158,091)
Proceeds from maturities of securities available-for-sale	23,510,326	9,987,349
Purchase of securities held to maturity	(7,000,000)	-
Proceeds from maturities of securities held to maturity	518,034	384,587
Proceeds from redemption of Federal Home Loan Bank stock	-	1,107,000
Net decrease in loans receivable	4,730,268	10,355,267
Proceeds from redemption of bank owned life insurance policies	-	2,169,089
Purchases of property and equipment	(294,404)	(109,554)
Net proceeds from sale of property and equipment	-	313,471
Investment in real estate owned and repossessed assets	(6,500)	-
Net proceeds from sale of real estate owned and repossessed assets	334,256	996,194
Net cash provided by investing activities	(5,662,176)	12,282,327

Cash flows from financing activities:
Net change in deposits	(4,904,704)	(10,167,288)
Net change in retail repurchase agreements	(280,603)	(2,163,858)
Repayment of borrowed funds	-	(7,000,000)
Net cash used by financing activities	(5,185,307)	(19,331,146)

Net increase in cash and cash equivalents	(10,487,906)	(7,361,780)
Cash and cash equivalents - beginning of period	20,182,593	26,217,607
Cash and cash equivalents - end of period	$9,694,687	$18,855,827

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$1,243,862	$1,936,585
Income taxes	-	350

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to real estate acquired in settlement of loans	$2,222,963	$3,309,362

See notes to consolidated financial statements

FIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for interim reporting by First Bancshares, Inc. (the "Company") and its consolidated subsidiaries, First Home Savings Bank (the "Bank") and SCMG, Inc. are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying consolidated statement of financial condition as of June 30, 2010, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ Annual Report on Form 10-K for the year ended June 30, 2010. The results for these interim periods may not be indicative of results for the entire year or for any other period.

2.	ACCOUNTING DEVELOPMENTS

Accounting Standards Codification. The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U. S. generally accepted accounting principles  applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority federal securities laws are also sources of GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U. S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses (also known as “allowance for estimated losses on loans/leases”) and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company include these disclosures in the notes to the financial statements for the quarter ended December 31, 2010.

3.	LOANS RECEIVABLE, NET

At December 31, 2010 and June 30, 2010, loans consisted of the following:

	(Dollars in thousands)
	December 31, 2010		June 30, 2010
Type of Loan	Amount	Percent	Amount	Percent
Mortgage Loans:
Residential	$ 57,766	55.78%	$ 60,217	54.24%
Commercial Real Estate	31,225	30.15	34,573	31.15
Land	3,874	3.74	4,358	3.93
Second Mortgage Loans	4,383	4.23	4,469	4.03
Total Mortgage Loans	97,248	93.90	103,617	93.35

Consumer Loans:
Automobile Loans	948	0.92	1,127	1.02
Savings Account Loans	1,099	1.06	1,181	1.06
Mobile Home Loans	158	0.15	188	0.17
Other Consumer Loans	273	0.26	392	0.35
Total Consumer Loans	2,478	2.39	2,888	2.60

Commercial Business Loans	3,842	3.71	4,491	4.05

Total Loans	103,568	100.00%	110,996	100.00%
Add:
Unamortized deferred loan costs,
net of origination fees	214		214
Less:
Allowance for possible loan losses	2,522		2,527
Total Loans Receivable, net	$ 101,256		$ 108,683

Loan Origination' Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Commercial business and commercial real estate loans are underwritten after evaluating and understanding the borrower's ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower's management possesses sound ethics and solid business acumen, the Company's management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial business loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial business loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial business loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company's commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company's exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2010, 62.4% of the outstanding principal balance of the Company's commercial real estate loans were secured by owner-occupied properties.

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

The Company originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value, collection remedies, the total aggregate balance to one borrower and documentation requirements.

The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company's policies and procedures.

Concentrations of Credit. Most of the Company's lending activity occurs within the State of Missouri, including eleven counties surrounding one the largest metropolitan area in the State of Missouri Springfield, as well as other markets. The majority of the Company's loan portfolio consists of 1-4 family home loans and commercial business and commercial real estate loans. As of December 31, 2010 and 2009, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as "related parties"). These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. Activity in related party loans during the six months ended December 31, 2010 is presented in the following table.

Balance outstanding at June 30, 2010	$ 627,570
Principal additions	-
Principal reductions	(26,331)
Balance at December 31, 2010	$ 601,239

Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management's opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Non-accrual loans segregated by class of loan at December 31, 2010 and June 30, 2010 were as follows:

	(Dollars in Thousands)
	December 31,	June 30,
	2010	2010
Non-Accrual Loans
Real Estate:
Residential	$ 573	$ 258
Commercial and Land	1,149	3,587
Commercial Business	76	82
Consumer	-	-
Total Non-Accrual Loans	$ 1,798	$ 3,927

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income, net of tax, of approximately $32,000 and $53,000 during the three month and six month periods ended December 31, 2010.

An age analysis of past due loans, including non-accrual loans, segregated by class of loans, as of December 31, 2010 was as follows:

	Loans		Total
	30 - 89 Days	Days 90+	Past Due	Current	Total
Type of Loan	Past Due	Past Due	Loans	Loans	Loans
Mortgage Loans:	(Dollars in thousands)
Residential	$ 1,234	$ 173	$ 1,407	$ 56,359	$ 57,766
Commercial Real Estate	-	-	-	31,225	31,225
Land	-	25	25	3,849	3,874
Second Mortgage Loans	10	-	10	4,373	4,383
Total Mortgage Loans	1,244	198	1,442	95,806	97,248
Consumer Loans:
Automobile Loans	14	-	14	934	948
Savings Account Loans	-	-	-	1,099	1,099

Mobile Home Loans	-	-	-	158	158
Other Consumer Loans	27	-	27	246	273
Total Consumer Loans	41	-	41	2,437	2,478
Commercial Business Loans	581	7	588	3,254	3,842
Total Loans	$ 1,866	$ 205	$ 2,071	$ 101,497	$103,568

There were no loans 90 days or more delinquent and continuing to accrue interest at December 31, 2010.

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on an individual loan basis for all loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Year-end impaired loans are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

December 31, 2010
	Unpaid	Total		Average
	Principal	Recorded	Related	Recorded
	Balance	Investment	Allowance	Investment
Residential Real Estate	$1,156,736	$1,156,736	$ 193,601	$ 951,021
Commercial Real Estate	4,423,535	4,423,535	1,049,385	4,722,011
Land	499,221	499,221	32,390	481,985
Commercial Business	363,200	363,200	65,491	395,909
Consumer	-	-	-	-
	$6,442,692	$6,442,692	$1,340,867	$6,550,926

June 30, 2010
	Unpaid	Total		Average
	Principal	Recorded	Related	Recorded
	Balance	Investment	Allowance	Investment
Residential Real Estate	$1,052,316	$1,052,316	$ 165,719	$1,378,760
Commercial Real Estate	7,034,762	7,034,762	1,041,463	3,027,617
Land	480,296	480,296	19,980	1,453,010
Commercial Business	587,745	587,745	9,356	1,176,730
Consumer	-	-	-	3,815
	$9,155,119	$9,155,119	$1,236,518	$7,039,932

Credit Quality Indicator. As part of the on-going monitoring of the credit quality of the Company's loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted-average risk grade of commercial loans, (ii) the level of classified commercial loans, (iii) net charge-offs, (iv) non-performing loans (see details above) and (v) the general economic conditions in the State of Missouri.

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. Loans are graded on a scale of 1 to 8.  A description of the general characteristics of the 8 risk grades is as follows:

•
Grades 1 and 2 - These grades include loans to very high credit quality borrowers. These borrowers are generally (grades 1 and 2), have significant capital strength, moderate leverage, stable earnings, growth, and readily available financing alternatives.

•
Grades 3 - This grade includes loans that are "pass grade" loans to borrowers of acceptable credit quality and risk. These borrowers have satisfactory asset quality and liquidity, adequate debt capacity and coverage, and good management in critical positions.

•
Grades 4 - This grade includes loans that require ‘increased management attention” .  These borrowers generally have limited additional debt capacity and modest coverage and average or below average asset quality, margins, and market share.

•
Grade 5 - This grade is for "Other Assets Especially Mentioned" in accordance with regulatory guidelines. This grade is intended to be temporary and includes loans to borrowers whose credit quality has clearly deteriorated and are at risk of further decline unless active measures are taken to correct the situation.

•
Grade 6 - This grade includes "Substandard" loans, in accordance with regulatory guidelines, for which the accrual of interest has not been stopped. By definition under regulatory guidelines, a "Substandard" loan has defined weaknesses which make payment default or principal exposure likely, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business. Also, including "Substandard" loans, in accordance with regulatory guidelines, for which the accrual of interest has been stopped. This grade includes loans where interest is more than 90 days past due and not fully secured and loans where a specific valuation allowance may be necessary.
·
Grade 7 - This grade includes "Doubtful" loans in accordance with regulatory guidelines. Such loans are placed on non-accrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. Additionally, these loans generally have a specific valuation allowance in excess of 30% of the principal balance.

·
Grade 8 - This grade includes "Loss" loans in accordance with regulatory guidelines. Such loans are to be charged-off or charged-down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. "Loss" is not intended to imply that the loan or some portion of it will never be paid, nor does it in any way imply that there has been a forgiveness of debt.

The following table presents weighted average risk grades and classified loans by class of commercial loan.

	December 31, 2010		June 30, 2010
Mortgage Loans:	Weighted Average Risk Grade	Classified Loans	Weighted Average Risk Grade	Classified Loans
Residential	3.12	$1,193,059	3.10	$886,597
Commercial Real Estate	3.47	2,931,990	3.53	5,395,146
Land	3.34	85,891	3.22	73,219
Commercial Business	3.97	823,380	3.73	86,930
Consumer	2.35	-	2.37	-
Total		$5,034,320		$6,441,892

Note: Classified loan amounts are net of specific reserve

Net (charge-offs/recoveries, segregated by class of loans, were as follows:
	(Dollars in thousands)
	December 31, 2010	June 30, 2010
Mortgage Loans	$ (499)	$ (1,814)
Commercial Business Loans	25	(840)
Consumer Loans	-	(7)

Total	$ (474)	$ (2,661)

In assessing the general economic conditions in the State of Missouri, management monitors and tracks the State and Counties Unemployment Rates, DJIA, S&P 500, NASDAQ, Fed Funds, Prime Rate, Crude, Gold, Libor and Springfield Builder Permits.  Management believes these indexes provides a reliable indication of the direction of overall economy from expansion to recession throughout the United States and here in the State of Missouri.

Allowance for Possible Loan Losses. The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company's allowance for possible loan loss methodology includes allowance allocations calculated in accordance with United State General Acceptable Accounting Principals calculated in accordance with ASC 450 and ASC 310.  Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company's process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non- accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period.   In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The level of the allowance reflects management's continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management's judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company's control, including, among other things, the performance of the Company's loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company's allowance for possible loan losses consists of three elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general economic conditions and other qualitative risk factors both internal and external to the Company.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor's ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. When a loan has a calculated grade of 6 or higher, the officer analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for possible loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Company's pools of similar loans include similarly risk-graded groups of commercial business loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Bank's lending management and staff; (ii) the effectiveness of the Company's loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; and (ix) the impact of rising interest rates on portfolio risk.

Included in the general valuation allowances are allocations for groups of similar loans with risk characteristics that exceed certain concentration limits established by management. Concentration risk limits have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships that exceed specified risk grades, and loans originated with policy exceptions that exceed specified risk grades.

Loans identified as losses by management, internal/external loan review and/or bank examiners are charged-off. Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements.

The following table details activity in the allowance for possible loan losses by portfolio segment for the six months ended December 31, 2010 for the fiscal year ended June 30, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	(Amounts in Thousands)
	Mortgage Loans:			Commercial
December 31, 2010		Commercial		Business	Consumer
	Residential	RE	Land	Loans	Loans	Total
Beginning balance – 6-30-2010	$462	$1,736	$75	$234	$20	$2,527
Provision for loan losses	152	327	8	(11)	(5)	471
Charge-offs	(150)	(375)	(2)	(1)	(11)	(539)
Recoveries	21	7	-	26	9	63
Net(Net Charge-offs)/ Recoveries	(129)	(368)	(2)	25	(2)	(476)
Ending balance – 12-31-2010	$485	$1,695	$81	$248	$13	$2,522

Period-end amount allocated to:
Loans individually evaluated	$194	$1,049	$32	$66	$-	$1,341
for impairment
Loans collectively evaluated	291	646	49	182	13	1,181
for impairment
Ending balance – 12-31-2010	$485	$1,695	$81	$248	$13	$2,522

June 30, 2010

Beginning balance – 6-30-2009	$906	$991	$176	$2,027	$86	$4,186
Provision for loan losses	239	1,600	25	(953)	(59)	852
Transfer from reserve on	-	150	-	-	-	150
Letters of Credit
Charge-offs	(694)	(1,033)	(126)	(1,034)	(28)	(2,915)
Recoveries	12	27	-	194	21	254
Net (Charge-offs) / Recoveries	(682)	(1,006)	(126)	(840)	(7)	(2,661)
Ending balance – 6-30-2010	463	1,735	75	234	20	2,527

Period-end amount allocated to:
Loans individually evaluated	$166	$1,041	$20	$10	$-	$1,237
for impairment
Loans collectively evaluated	297	694	55	224	20	1,290
for impairment
Ending balance – 6-30-2010	$463	$1,735	$75	$234	$20	$2,527

The Company's recorded investment in loans as of December 31, 2010 and 2009 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Company's impairment methodology was as follows:

Net (charge-offs) / recoveries, segregated by class of loans, were as follows:
	December 31,	June 30,
	2010	2010
	( Dollars in thousands)
Mortgage Loans:
Residential	$ (129)	$ (682)
Commercial Real Estate	(368)	(1,006)
Land	(2)	(126)
Commercial Business Loans	25	(840)
Consumer Loans	(2)	(7)
Total	$ (476)	$ (2,661)

4.       EARNINGS PER SHARE

Basic earnings per share is based on net income or loss divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect, if any, of the issuance of shares eligible to be issued pursuant to stock option agreements.

The table below presents the numerators and denominators used in the basic earnings (loss) per common share computations for the three and six month periods ended December 31, 2010 and 2009.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Basic earnings (loss) per common share:
Numerator:
Net income (loss)	$(1,473,640)	$46,541	$(1,539,685)	$ 245,894
Denominator:
Weighted average common shares outstanding	1,550,815	1,550,815	1,550,815	1,550,815

Basic earnings (loss) per common share	$(0.95)	$0.03	$(0.99)	$0.16

Diluted earnings (loss) per common share:
Numerator:
Net income (loss)	$(1,473,640)	$46,541	$(1,539,685)	$ 245,894
Denominator:
Weighted average common shares outstanding	1,550,815	1,550,815	1,550,815	1,550,815

Basic earnings (loss) per common share	$(0.95)	$0.03	$(0.99	$0.16

5.           COMMITMENTS

At December 31, 2010 and June 30, 2010, the Company had outstanding commitments to originate loans totaling $441,000 and $594,000, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.

6.	STOCK OPTION PLAN

The Company uses historical data to estimate the expected term of the options granted, volatilities, and other factors.  Expected volatilities are based on the historical volatility of the Company’s common stock over a period of time.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend rate is equal to the dividend rate in effect on the date of grant.  There were no grants made during either the fiscal year ended June 30, 2010 or the six months ended December 31, 2010. The exercise price of options granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date. The Company assumes no projected forfeiture rates on its stock-based compensation.

A summary of option activity under the 2004 Stock Option Plan (“Plan”) as of December 31, 2010, and changes during the six months ended December 31, 2010, is presented below:
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term
			( in months)
Outstanding at beginning of period	22,000	$ 16.85	76
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at end of period	22,000	$ 16.85	70
Exercisable at end of period	15,600	$ 16.83

A summary of the Company’s non-vested shares as of December 31, 2010, and changes during the six months ended December 31, 2010, is presented below:

Non-vested Options	Options	Weighted- Average Grant Date Fair Value

Outstanding at beginning of period	6,400	$ 6.11
Granted	-	-
Exercised	-	-
Vested	-	-
Forfeited or expired	-	-
Outstanding at end of period	6,400	$ 6.11

As of December 31, 2010, there was $3,200 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately five months.

7.	FAIR VALUE MEASUREMENTS

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

The following tables summarize financial assets measured at fair value on a recurring basis as of December 31, 2010 and June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2010	Level 1	Level 2		Level 3	Total
	Inputs	Inputs		Inputs	Fair Value
	(dollars in thousands)
Securities available-for-sale:
U. S. Agency securities	$ 3,067	$$28,565	$	$ -	$$31,632
Residential mortgage-
backed securities	-	32,238		-	32,238
Municipal securities	-	111		-	111
Other	-	276		-	276
Total	$ 3,067	$61,190		$ -	$64,257

June 30, 2010	Level 1	Level 2		Level 3	Total
	Inputs	Inputs		Inputs	Fair Value
	(dollars in thousands)
Securities available-for-sale:
U. S. Agency securities	$ 5,100	$$21,928	$	$ -	$$27,028
Residential mortgage-
backed securities	-	32,868		-	32,868
Municipal securities	-	132		-	132
Other	-	276		-	276
Total	$ 5,100	$55,204		$ -	$60,304

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities, excluding impaired loans, real estate owned and other repossessed assets, measured at fair value on a non-recurring basis were not significant at December 31, 2010.

The following tables summarize financial assets measured at fair value on a non-recurring basis as of December 31, 2010 and June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2010	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
Impaired loans	$ -	$ $ -	$$4,643	$$4,643
Real estate owned	-	-	5,281	5,281
Other repossessed assets	-	-	-	-
Total	$ -	$ -	$9,924	$9,924

June 30, 2010	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
Impaired loans	$ -	$ $ -	$$8,360	$$8,360
Real estate owned	-	-	3,885	3,885
Other repossessed assets	-	-	61	61
Total	$ -	$ -	$12,306	$12,306

8.	RECLASSIFICATIONS

               Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or loss or stockholders’ equity, to be consistent with the current period classification.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

First Bancshares, Inc. (the “Company”) is a unitary savings and loan holding company whose primary assets are First Home Savings Bank (the “Bank”) and SCMG, Inc.  The Company was incorporated on December 31, 1993, for the purpose of acquiring all of the capital stock of First Home Savings Bank in connection with the Bank's conversion from a state-charted mutual to a state-chartered stock form of ownership. The transaction was completed on December 22, 1993.

On December 31, 2010, the Company had total assets of $204.5 million, net loans receivable of $101.3 million, total deposits of $175.2 million and stockholders’ equity of $20.5 million. The Company’s common shares trade on The NASDAQ Global Market of The NASDAQ Stock Market LLC under the symbol “FBSI.”

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 2010, compared to June 30, 2010, and the consolidated results of operations for the three-month and six-month periods ended December 31, 2010, compared to the three-month and six-month periods ended December 31, 2009, respectively. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended June 30, 2010.

Recent Developments and Corporate Overview

Economic Conditions

The economic decline that began in calendar 2008, and which continued to varying degrees though calendar 2010, has created significant challenges for financial institutions such as First Home Savings Bank.  Dramatic declines in the housing market, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks.  In addition, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties. While the economy has recently shown some small signs of improvement, no upward trend seems to have been established.

Regulatory Matters

On August 17, 2009, the Company and the Bank each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist from the OTS (collectively the “Orders”).

Under the terms of the Orders, the Bank and the Company, without the prior written approval of the OTS, may not:

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

•	prepare and submit progress reports to the OTS. The Orders will remain in effect until modified or terminated by the OTS.

All customer deposits remain insured to the fullest extent permitted by the FDIC since entering into the Orders. The Bank has continued to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. Neither the Company nor the Bank admitted any wrongdoing in entering into the respective Stipulation and Consent to the Issuance of a Cease and Desist Order. The OTS did not impose or recommend any monetary penalties.

For additional information regarding the terms of the orders, please see our Form 8-K that we filed with the SEC on August 18, 2009. Further, we may be subject to more severe future regulatory enforcement actions, including but not limited to civil money penalties, if we do not comply with the terms of the Orders.

Review of Loan Portfolio

Since November 2008, in light of a continually worsening economy and the departure of several loan officers, the Bank has conducted ongoing, in depth reviews and analyses of the loans in its portfolio, primarily focusing on its commercial real estate, multi-family, development and commercial business loans. During the year ended June 30, 2009, based primarily on this ongoing loan review, and in light of the economic conditions, the Bank recorded a provision for loan losses of $5.3 million for the year. During the year ended June 30, 2010, an additional provision for loan losses totaling $852,000 was recorded by the Company. During the three and six months ended December 31, 2010, additional provisions for loan losses of $408,000 and $ 472,000, respectively was recorded.

Beginning with the quarter ended December 31, 2009, the Company has engaged the services of a consultant with an extensive background in commercial real estate, multi-family, development and commercial business lending. The purpose of hiring the consultant was to assist the Company and the Bank in meeting reporting deadlines established in the Orders and, to validate the methodology used internally to review, evaluate and analyze loans. This consultant performed an extensive review of the Company’s credits of $250,000 or larger during the quarter ended September 30, 2009 and has performed follow up reviews during each quarter since the first review through the quarter ended December 31, 2010.

Litigation

On January 21, 2011 a jury verdict was entered against the Company and the Bank in the Circuit Court of Ozark County, Missouri, following a jury trial in a claim made by a former employee of the Bank relating to her termination from the Bank in 2007. The former employee claimed that the Bank wrongfully terminated her as a result of her reporting to superiors and Board members what she believed to be illegal activities of two former presidents of the Bank. This alleged cause of action in Missouri is commonly known as a whistleblower lawsuit. Protection for whistleblowers has been carved out as a protected class of employees who, as with certain other classes, such as gender, age, and race for example, cannot be terminated as a result of reporting alleged illegal activities. The jury verdict was against the Bank for $182,000 in compensatory damages (lost wages) and for punitive damages in the amount of $235,000, or a total of $417,000. The Bank believes that the verdict relating to the alleged reporting by the former employee of illegal activities is contrary to the facts and the law, and the Bank intends to file post-trial motions including a motion for a new trial and other relief. Accordingly, the Bank has recorded a liability in the amount of $300,000 in connection with this litigation in anticipation of the final amount it will owe the plaintiff.

Financial Condition

As of December 31, 2010, First Bancshares, Inc. had assets of $204.5 million, compared to $211.7 million at June 30, 2010.  The decrease in total assets of $7.2 million, or 3.4%, was the result of a decrease of $10.5 million, or 52.0%, in cash and cash equivalents, and a decrease of $7.4 million, or 6.8%, in loans receivable. These decreases were partially offset by increases of $10.4 million, or 16.7%, in investment securities and $1.3 million, or 33.9% in real estate owned and other repossessed assets. Deposits decreased $4.9 million, or 2.7%, and retail repurchase agreements decreased by $281,000, or 5.2%.

Loans receivable, net totaled $101.3 million at December 31, 2010, a decrease of $7.4 million, or 6.8%, from $108.7 million at June 30, 2010.  The decrease in loans is, in part, the result of decreased originations because of the current uncertainty in the economy, both local and national. These problems have affected many sectors of the economy and have created concerns for individuals and businesses.  Housing sales, both new and existing, consumer confidence and other indicators of economic health in our market area have decreased over the last two years. Additionally, net loans totaling $2.2 million were transferred to real estate owned during the six months ended December 31, 2010.

The Company’s deposits decreased by $4.9 million, or 2.7%, from $180.1 million as of June 30, 2010 to $175.2 million as of December 31, 2010.  The decrease was primarily the result of lower offering rates on most of the Company’s deposit products. The decision to lower interest rates was made to reposition the Company relative to other financial institutions in its market areas, thereby providing better control over deposit cash flows and costs. The Company’s retail repurchase agreements decreased by $281,000, or 5.2%, from $5.4 million at June 30, 2010 to $5.1 million at December 31, 2010.

As of December 31, 2010 the Company’s stockholders’ equity totaled $20.5 million, compared to $22.6 million as of June 30, 2010.  The $2.1 million decrease was attributable to the net loss of $1.5 million during the six months ended December 31, 2010, and by a negative change in the mark-to-market adjustment, net of taxes, of $531,000 on the Company’s available-for-sale securities portfolio. There were no dividends paid during the six months ended December 31, 2010.

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

Non-performing assets decreased from $13.1 million, or 6.2% of total assets, at June 30, 2010 to $11.0 million, or 5.4% of total assets at December 31, 2010.  The Bank’s non-performing assets consist of non-accrual loans, past due loans over 90 days, impaired loans not past due or past due less than 90 days, real estate owned and other repossessed assets. The decrease in non-performing assets consisted of a decrease of $2.0 million in non-accrual loans, a decrease of $82,000 in accruing 90 days past due commercial business loans, a decrease of $1.3 million in impaired loans not past due and a decrease of $60,000 in other repossessed assets. These decreases were partially offset by an increase of $1.4 million in real estate owned. The decrease in non-accrual loans consisted of a decrease of $2.4 million in non-accrual commercial real estate loans which was partially offset by increases $314,000 in non-accrual residential mortgages and $76,000 in non-accruing commercial business loans. At December 31, 2010, there were no loans 90 days past due and still accruing. While non-performing assets have been reduced since June 30, 2010, they remain high as a result of two factors.  First is the negative economic environment that has existed over the last two to three years, which has had an adverse impact on individuals and businesses in the Company’s primary market areas. Substantially all of the Company’s problem loans are located in the Company’s primary lending areas. Second, were the concerns regarding the Bank’s underwriting of some of the loans that were originated prior to May 2008. Starting in November 2008, the Company undertook an extensive review of the loan portfolio through which significant strides were made in identifying, analyzing and providing reserves on problem loans. The reviews of the loans in portfolio are an ongoing process. Since May 2008 the Bank has required that all loan originations, renewals and modifications to be approved by the Directors’ Loan Committee. As discussed below, management believes the allowance for loan losses as of December 31, 2010, was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

	December 31,	June 30,
	2010	2010	2009	2008	2007	2006
	(Dollars in thousands)
Loans accounted for on a non-accrual
basis:
Real estate:
Residential	$ 573	$ 258	$ 593	$ 94	$ 245	$ 322
Commercial and land	1,149	3,587	1,714	1,882	2,171	306
Commercial business	76	82	717	316	467	65
Consumer	-	-	-	21	6	148
Total	$1,798	$3,927	$3,024	$2,313	$2,889	$ 841

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$ -	$ -	$ -	$ 296	$ 278	$ -
Commercial and land	-	-	122	64	81	-
Commercial business	-	-	166	-	-	-
Consumer	-	-	-	-	-	3
Total	$ -	$ -	$ 288	$ 360	$ 359	$ 3

Total of non-accrual and
90 days past due loans	$1,798	$3,927	$3,312	$ 2,673	$3,248	$ 844

Real estate owned	5,281	3,885	1,549	1,206	291	497
Repossessed assets	-	61	158	-	2	-
Other non-performing assets:
Impaired loans not past due	3,966	5,228	7,013	-	-	-
Slow home loans (60 to 90 days
past due)	-	-	-	-	-	-
Total non-performing assets	$11,045	$13,101	$12,032	$ 3,879	$3,541	$1,341

Total loans delinquent 90 days
or more to net loans	0.00%	0.00%	0.22%	0.22%	0.23%	0.59%

Total loans delinquent 90 days
or more to total consolidated assets	0.00%	0.00%	0.13%	0.14%	0.15%	0.37%

Total non-performing assets
to total consolidated assets	5.40%	6.19%	5.23%	1.56%	1.47%	0.59%

Real estate owned and other repossessed assets includes real estate and other assets acquired in the settlement of loans, which is recorded at the estimated fair value less the estimated costs to sell the asset.  Any write down at the time of foreclosure is charged against the allowance for loan losses.  Subsequently, net expenses related to holding the property and declines in the market value are charged against income. At June 30, 2010, real estate owned consisted of eighteen properties (ten single family residences, seven commercial properties and one parcel of farmland) with a net book value of $3.9 million. At June 30, 2010, repossessed collateral consisted of 1,168 radiators, 23 sections of steel shelving, a pallet jack and a moveable staircase and a motorcycle. At December 31, 2010, real estate owned consisted of nineteen properties (nine single family residences, nine commercial properties and one parcel of farmland) with a net book value of $5.3 million. At December 31, 2010, there was no repossessed collateral on the Company’s books. During the six months ended December 31, 2010 four properties and a mobile home located on piece of real estate owned, were sold resulting in a net loss of $21,000. Seven properties totaling $2.2 million were foreclosed and added to real estate owned during the six months ended December 31, 2010, and a write-down of $500,000 was provided on one property.

Classified assets.  Federal regulations provide for the classification of loans and other assets as "substandard", "doubtful" or "loss", based on the level of weakness determined to be inherent in the collection of the principal and interest.  When loans are classified as either substandard or doubtful, the Company may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. When assets are classified as loss, the Company is required to charge-off the amount determined to be loss. The Company's determination as to the classification of its loans and the amount of its allowances for loan losses are subject to review by its regulatory authorities, which may require the establishment of additional general or specific allowances for loan losses.

On the basis of management's review of its loans and other assets, at December 31, 2010, the Company had classified $5.0 million of its assets as substandard, none as doubtful and none as loss.  This compares to classifications at June 30, 2010 of $7.7 million as substandard, none as doubtful and none as loss.

Classified assets at December 31, 2010 and June 30, 2010 included in real estate owned were $5.2 million and $3.9 million, respectively. Other repossessed assets were $61,000 June 31, 2010. There were no other repossessed assets on the Company’s books at December 31, 2010.

In addition to the classified loans, the Bank has identified an additional $1.0 million of credits at December 31, 2010 as specially mentioned compared to $1.5 million at June 30, 2010. The review and analysis of these loans identified them as credits possessing some element or elements of increased risk. Any deterioration in their financial condition could increase the classified loan totals. The increase in the internal watch list is primarily the result of the current state of the economy which had a negative impact on cash flows for both individuals and businesses. This, along with stricter internal policies, which have been in place during the last two years, relating to the identification and monitoring of problem loans, has resulted in an increase in the number and the total dollar amount of loans identified as problem loans.

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

At both December 31, 2010 and June 30, 2010, the Company had established an allowance for loan losses of $2.5 million. The change in the allowance for loan losses was a decrease of approximately $5,000. There were charge offs totaling $476,000 during the six months ended December 31, 2010 which were substantially offset by the provision for loan losses of $471,000 during the same period. The allowance represents approximately 43.8% and 27.6% of the total non-performing loans (including impaired loans not past due) at December 31, 2010 and June 30, 2010, respectively.  The allowance for loan losses reflects management’s best estimate of probable losses inherent in the portfolio based on currently available information.  The Company believes that the allowance for loan losses as of December 31, 2010 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While the Company believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s financial condition and results of operations.  Future additions to the allowance may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.  In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators as part of the examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

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

Allowance for Loan Losses

The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Non-performing Assets and Allowance for Loan Losses.”  Although management believes the levels of the allowance as of December 31, 2010 and June 30, 2010 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in additional losses.

Valuation of REO and Foreclosed Assets

Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure (“REO”) are recorded at fair value less estimated costs to sell. Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale. Accordingly, the valuation of REO is subject to significant external and internal judgment. Any differences between management’s assessment of fair value, less estimated costs to sell, and the carrying value of the loan at the date a particular property is transferred into REO are charged to the allowance for loan losses. Management periodically reviews REO values to determine whether the property continues to be carried at fair value, net of estimated costs to sell. Any further decreases in the value of REO are considered valuation adjustments and trigger a corresponding charge to non-interest expense in the Consolidated Statements of Operations. Expenses from the maintenance and operations of REO are included in other non-interest expense.

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

Due to the cumulative operating losses over the last five years, which resulted in $3.1 million of loss carry-forwards, the Company was required to provide a reserve of approximately $1.1 million against its net deferred tax assets during the fiscal year ended June 30, 2010.  During the six months ended December 31, 2010, the Company was required to record an additional $274,000 to provide a full valuation allowance on the net deferred tax asets.

Results of Operations for the Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009

General.  For the three months ended December 31, 2010, the Company reported a net loss of $1.5 million, or $(0.95) per diluted share, compared to net income of $47,000, or $0.03 per diluted share, for the same period in 2009.  The change to a net loss for the 2010 period was primarily attributable to an increase in the provision for loan losses of $408,000 during the 2010 period from a negative $51,000 during the 2009 period. The negative provision for the 2009 quarter was the result of the reversal of the provision for loan losses made during the first quarter of fiscal 2010. Based on the analyses performed by the outside consultant and by management, it was determined that the provision made in the quarter ended September 30, 2009, created an excess in the allowance for loan losses, which was reversed in the quarter ended December 31, 2009. In addition, non-interest expense for the three months ended December 31, 2010 increased to $2.1 million from $1.9 million during the same period in 2009. These were also decreases in net interest income of $92,000, in non-interest income of $561,000 and in the provision for income taxes of $173,000.

Net interest income.  The Company’s net interest income for the three months ended December 31, 2010 and 2009 was $1.6 million.  There was a slight decrease during the three months ended December 31, 2010 that reflects a $400,000 decrease in interest income partially offset by a $308,000 decrease in interest expense.

Interest income. Interest income for the three months ended December 31, 2010 decreased $400,000, or 16.1%, to $2.1 million compared to $2.5 million for the same period in 2009. Interest income from loans decreased $408,000 to $1.5 million from $1.9 million in 2009 as a result of a decrease in average loans to $102.5 million during the three months ended December 31, 2010 from $123.6 million during the comparable 2009 period and to a decrease in the yield on loans to 5.90% during the three months ended December 31, 2010 from 6.20% during the comparable period in 2009. The decrease in average loans was the result of a decrease in loan volume during and between these three month periods. Additionally, between December 31, 2009 and December 31, 2010 the Bank had loan write-offs totaling $476,000, transfers of loans totaling $2.2 million to real estate owned and repossessed collateral, and efforts by management to move certain credits out of the Bank. The decrease in yield was the result of a downward trend in interest rates over the three years ending December 31, 2010, which resulted in decreased yields on adjustable rate loans and new loans with lower yields replacing some of the higher rate loans that paid off, were written off or transferred to real estate owned or repossessed collateral.

Interest income from investment securities and other interest-earning assets for the three months ended December 31, 2010 increased $28,000, or 5.7%, to $522,000 from $494,000 for the same period in 2009. The increase was the result of an increase in the average balance of these assets of $14.6 million to $89.2 million for the three months ended December 31, 2010 from

$74.6 million for the 2009 period, which was substantially offset by decrease in the yield on these assets to 2.84% for the three months ended December 31, 2010 from 3.35% for the 2009 period.

Interest expense. Interest expense for the three months ended December 31, 2010 decreased $309,000 or 36.3%, to $543,000 from $852,000 for the same period in 2009. Interest expense on deposits decreased $303,000 to $485,000 in the three months ended December 31, 2010 from $788,000 in the same period in 2009. The decrease resulted from a decrease in the average cost of deposits to 1.17% during the three months ended December 31, 2010 from 1.84% in the 2009 period, and by a decrease in average interest-bearing deposit balances of $4.9 million to $164.9 million during the three months ended December 31, 2010 from $169.8 million in the 2009 period. Interest expense on other interest-bearing liabilities decreased $6,000 to $57,000 in the three months ended December 31, 2010 from $63,000 in the comparable period in 2009. The decrease in interest expense on other interest-bearing liabilities was attributable to a decrease in the average balance of other interest-bearing liabilities of $2.2 million to $8.1 million during the three months ended December 31, 2010 from $10.3 million during the 2009 period, which was partially offset by an increase in the average cost of other interest bearing liabilities to 3.12% during the three months ended December 31, 2010 from 2.72% during the 2009 period. The average outstanding balance of retail repurchase agreements increased to $5.1 million during the three months ended December 31, 2010 from $3.8 million during the comparable period in 2009. This was due to our largest retail repurchase agreement customer having more investable cash during the 2010 period than during 2009 period.

Net interest margin. The Company’s net interest margin was 3.21% for the three months ended December 31, 2010 compared to 3.29% for the three months ended December 31, 2009.

Provision for loan loss. During the quarter ended December 31, 2010, the provision for loan losses totaled $471,000 compared to a negative $51,000 for the quarter ended December 31, 2009.  For a discussion of this change, see “Non-performing Assets and Allowance for Loan Losses” herein.

Non-interest income.  For the three months ended December 31, 2010, non-interest income totaled a negative $226,000, compared to a positive $336,000 for the three months ended December 31, 2009.  The $562,000 decrease between the two periods resulted primarily from a $500,000 provision for loss on real estate owned during 2010 compared to a $93,000 provision during the 2009 period. Additionally, there was a decrease in service charges and other fee income of $143,000, a decrease in profit on the sale of loans of $2,000, and a decrease of $21,000 in other non-interest income. These items were partially offset by a positive change of $12,000 in net loss on the sale of property and equipment and real estate owned. The decrease in service charges and other fee income appears to be occurring throughout the financial services industry with account holders taking greater care that they do not incur overdraft charges for their accounts.

Non-interest expense. Non-interest expense increased by $235,000 from $1.9 million during the three months ended December 31, 2009 to $2.1 million for the three months ended December 31, 2010. This was primarily the result of the recording of a liability of $300,000 related to the initial verdict in a lawsuit brought by a former employee, which was discussed in Recent Developments and Corporate Overview. In addition, occupancy and equipment and professional fees increased by $12,000 and $40,000, respectively. These increases were partially offset by a decrease of $69,000 in deposit insurance premiums, and $60,000 in compensation and benefits

Income tax expense.  State income tax expense and income tax benefits are recorded based on the taxable income or loss of each of the Company. Federal income taxes are calculated based on the combined income of the consolidated group. Pre-tax net income is reduced by non-taxable income items and increased by non-deductible expense items. However, during the year ended June 30, 2010, the Company recorded income tax expense of $1.0 million. This was the result of the reversal of current year and previously recorded net deferred tax benefits. In light of the cumulative net losses the Company has experienced over the last five fiscal years, current accounting standards required that the net deferred tax asset be reserved. Future earnings are expected to enable the Company to recover these reserved deferred tax assets.

The Company recorded a tax expense of $281,000 for the three months ended December 31, 2010 as compared to a tax expense of $108,000 for the three months ended December 31, 2009.  During the quarter ended December 31, 2010, the comprehensive income representing the positive difference between the market value and the book value of available-for-sale securities decreased by approximately $786,000. This resulted in a reduction in the deferred tax liability related to this item, which created an increase in the net deferred tax asset. The $281,000 provision includes $267,000 which was required to provide a full valuation allowance on the net deferred tax assets.

Results of Operations for the Six Months Ended December 31, 2010 Compared to the Six Months Ended December 31, 2009

General. For the six months ended December 31, 2010, the Company reported a net loss of $1.5 million, or $(0.99) per diluted share, compared to net income of $246,000, or $0.16 per diluted share, for the same period in 2009.  The change to a net loss during the first six months of 2010 from net income for the comparable 2009 period was the result of several factors. During the six months ended December 31, 2010 a provision for loan losses of $471,000 was recorded while there was no provision during the 2009 period. In addition, net interest income decreased by $269,000 to $3.1 million for the 2010 period from $3.4 million for the 2009 period. In addition, non-interest expense for the six months ended December 31, 2010 increased by $203,000 to $3.9 million from $3.7 million during the same period in 2009. There was also a decrease in non-interest income and an increase in the provision for income taxes, of $805,000 and $38,000, respectively.

Interest income. Interest income for the six months ended December 31, 2010 decreased $861,000, or 16.7%, to $4.3 million compared to $5.2 million for the same period in 2009. Interest income from loans decreased $917,000 to $3.1 million from $4.0 million in 2009. This was attributable to a decrease in the yield on loans to 5.94% during the 2010 period from 6.33% during the comparable 2009 period, and to a decrease in the average loan balances to $104.7 million during the six months ended December 31, 2010 from $126.9 million during the 2009 period.

Interest income from investment securities and other interest-earning assets for the six months ended December 31, 2010 increased $55,000 to $1.2 million from $1.1 million for the same period in 2009. The increase was the result of, an increase in the average balance of these assets of $14.9 million to $89.4 million for the six months ended December 31, 2010 from $74.5 million for the same period in 2009, which was partially offset by a decrease in the yield on these assets to 2.59% for the 2010 period from 2.97% for the 2009 period

Interest expense. Interest expense for the six months ended December 31, 2010 decreased $592,000, or 33.0%, to $1.2 million from $1.8 million for the same period in 2009. Interest expense on deposits decreased $567,000 to $1.1 million in the six months ended December 31, 2010 from $1.7 million in the same period in 2009. The decrease resulted from a decrease in average interest-bearing deposit balances of $5.6 million to $166.1 million during the six months ended December 31, 2010 from $171.7 million during the 2009 period, and to a decrease in the average cost of deposits to 1.30% during the six months ended December 31, 2010 from 1.91% in the 2009 period. Interest expense on other interest-bearing liabilities decreased $24,000 to $114,000 in the six months ended December 31, 2010 from $139,000 in the comparable period in 2009. The decrease in interest expense on other interest-bearing liabilities was due to a decrease in the average outstanding balances of other interest-bearing liabilities to $8.2 million during the six months ended December 31, 2010 from $12.3 million during the 2009 period, which was partially offset by an increase in the average cost on other interest-bearing liabilities to 2.76% during the 2010 period from 2.25% during the 2009 period.

Net interest margin. Net interest margin decreased to 3.17% for the six months ended December 31, 2010 from 3.32% for the six months ended December 31, 2009.

Provision for loan loss. During the six months ended December 31, 2010, there was a provision for loan losses of $471,000, compared to no provision for the six months ended December 31. 2009.  For a discussion of this change, see “Non-performing Assets and Allowance for Loan Losses” herein.

Non-interest income.  For the six months ended December 31, 2010, non-interest income totaled $336,000, compared to $866,000 for the six months ended December 31, 2009.  The $530,000 decrease between the two periods resulted primarily from an increase of $372,000 in the provision for losses on real estate owned in the 2010 period compared to the 2009 period. There were also decreases of $305,000, $29,000, $63,000 and $20,000 in service charges and other fee income, profit on the sale of loans, net profit/(loss) on sale of property and equipment and real estate owned  and other non-interest, respectively. The $101,000 change in net gain on sale of property and equipment and real estate owned was due to a net loss of $59,000 during the six months ended December 31, 2010 compared to net gain of $42,000 during the six months ended December 31, 2009. The decrease in gain on the sale of loans resulted from fewer loans originated for sale during the six months ended December 31, 2010 compared to the six months ended December 31, 2009.

Non-interest expense. Non-interest expense totaled $3.9 million for the six months ended December 31, 2010, compared to $3.7 million for the six months ended December 31, 2009, increasing by $203,000. This was primarily the result of the recording of a liability in a lawsuit brought by a former employee discussed above. Additionally, there was an increase of $82,000 in professional fees. These increases were partially offset by decreases of $127,000 in compensation and benefits, $45,000 in occupancy and equipment expense and $49,000 in deposit insurance premiums. The decreases in compensation and benefits and occupancy and equipment expense are primarily the result of cost reduction and containment efforts begun by current management. The decrease in deposit insurance premiums was due to some additional expenses recoded during the six months ended December 31, 2009 period that did not recur in the comparable period in 2010.

Income tax expense.  The Company recorded a tax expense of $288,000 for the six months ended December 31, 2010 as compared to a tax expense of $250,000 for the six months ended December 31, 2009.  During the six months ended December 31, 2010, the comprehensive income representing the positive difference between the market value and the book value of available-for-sale securities decreased by $804,000. This resulted in a reduction in the deferred tax liability related to this item, which created an increase in the net deferred tax asset. The $288,000 provision includes $274,000 which was required to provide a full valuation allowance on the net deferred tax assets.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At December 31, 2010, the Company had commitments to originate loans totaling $441,000. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Home Savings Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth First Home Savings Bank's actual capital and required capital amounts and ratios at December 31, 2010 which, at that date, exceeded the minimum capital adequacy requirements.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
At December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Tangible Capital (to adjusted total assets)	$18,807	9.29%	$ 3,038	1.50%	-	- -
Tier 1 (Core) Capital (to adjusted total assets)	18,807	9.29%	8,101	4.00%	$10,127	5.00%
Tier 1 (Core) Capital (to risk weighted assets)	18,807	18.39%	4,090	4.00%	6,135	6.00%
Total Risk Based Capital (to risk weighted assets)	19,970	19.53%	8,180	8.00%	10,225	10.00%

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  While at December 31, 2010, First Home Savings Bank still exceeded minimum requirements for the well-capitalized category, it is not considered well-capitalized as a result of the cease and desist order currently in place.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer, President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by the report.

Based upon that evaluation, the Company’s Chief Executive Officer, President and Chief Financial Officer concluded that as of December 31, 2010 the Company’s  disclosure controls and procedures were not effective to provide reasonable assurance that (i) the information required to be disclosed by the Company  in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by the Company  in the  reports that it files or submits under the Exchange Act is accumulated and communicated to its  management, including its  principal executive, president and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual of interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

As of December 31, 2010, the Company did not identify or record certain transactions related to additional allowances for loan losses and valuation allowances on real estate owned. These transactions were identified after discussion with the Company's independent registered public accounting firm and were corrected prior to the release of the Company's earnings for the three and six month periods ended December 31, 2010.

Because of the material weakness described above, based on its assessment, management believes that, as of December 31, 2010, the Company did not maintain effective internal control over financial reporting based on the criteria established in Internal Control Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

To remediate the material weakness in the Company's internal control over financial reporting described above, the Company will re-examine its policies and proceeds relating to identifying potential losses on problem loans and real estate acquired through foreclosure. Based on the review, the Company will amend its policies as necessary, and streamline its procedures to provide a focal point for the flow of related information through the Company. The person responsible for this information flow will provide the Board of Directors with current information on which the adequacy of loss allowances can be determined.

During the quarter ended December 31, 2010, except as noted above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the six months ended December 31, 2010 we recorded a provision for loan losses of $471,000 compared to no provision for the fiscal year ended December 31, 2009. We also recorded net loan charge-offs of $476,000 for the six months ended December 31, 2010 compared to $2.2 million for the six months ended December 31, 2009. During the past three years, we have experienced increasing loan delinquencies and credit losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the local economy; however, more recently adverse conditions in the general economy have become a significant contributing factor to the increased levels of loan delinquencies and non-performing loans. Slower sales and excess inventory in the housing market have been a contributing factor to the increase in delinquencies and non-performing assets. At December 31, 2010, our total non-performing assets remained at an elevated level at $11.1 million, or 5.40% of total loans. This includes $5.3 million of real estate owned.  Our high level of real estate owned has further hampered our earnings and during the six months ended December 31, 2010 we established a provision for real estate owned of $500,000. If current trends in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses. Moreover, until general economic conditions improve, we will continue to experience significantly higher than normal delinquencies and credit losses. As a result, we could be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could have a material adverse effect on our financial condition and results of operations.

We may have continuing losses and low earnings.

We have had losses and reduced net income in recent periods and this trend has continued during the quarter and six months ended December 31, 2010.  For the three and six month periods ended December 31, 2011 we incurred net losses of $1.5 million for both periods compared to $47,000 and $246,000 of income during the comparable periods of 2009. We continue to face considerable challenges that will hinder our ability to improve our earnings significantly. These challenges include the restriction on our operations under the Cease and Desist Orders with the Office of Thrift Supervision, the increased level of our problem loans, real estate owned and the pressure on our interest rate spread.

Our future losses or more stringent capital requirements imposed by our regulators may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by state and federal regulatory authorities to maintain adequate levels of capital to support our operations. We currently satisfy our capital requirements, however, as a result of our continuing losses or as a result of higher capital requirements that may be imposed by our regulators we may at some point need to raise additional capital.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all. In addition, we cannot make assurances as to the amount of dilution our shareholders may experience if we are able to raise capital.  If we cannot raise additional capital when needed, our financial condition and liquidity could be materially and adversely affected.

Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of December 31, 2010, as evidenced by a material weakness that existed in our internal controls. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods, as a result of newly identified material weakness in internal controls.

Effective internal control over financial reporting is necessary for compliance with the Sarbanes-Oxley Act of 2002 and appropriate financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. As disclosed in this Quarterly Report on Form 10-Q, management’s assessment of our internal control over financial reporting identified a material weakness as discussed in Item 4. Controls and Procedures. A material weakness is a deficiency in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Corporation’s annual or interim financial statements will not be prevented or detected on a timely basis. See Item 4. Controls and Procedures of this Form 10-Q for remediation status of the material weakness identified. However, there can be no assurance that additional material weaknesses will not be identified in the future. We are committed to continuing to improve our internal control processes and we will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and improve our internal control over financial reporting, we may determine to take additional measures to address internal control deficiencies or determine to modify certain of the remediation measures described herein. We will continue to be at an increased risk that our financial statements could contain errors that will be undetected, and we will continue to incur significant expense and management burdens associated with the additional procedures required to prepare our consolidated financial statements.

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

FIRST BANCSHARES, INC.

Date: February 22, 2011	By:	/s/ Thomas M. Sutherland
Thomas M. Sutherland,
Chief Executive Officer

Date: February 22, 2011	By:	/s/ Ronald J. Walters
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

40