Form 10-Q
period 2011-03-31
FIRST BANCSHARES INC /MO/
filed 2011-05-11
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(417) 926-5151
(Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 1,550,815 shares outstanding at May 6, 2011.

FIRST BANCSHARES, INC.
AND SUBSIDIARIES
FORM 10-Q

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31,	June 30,
	2011	2010

ASSETS
Cash and cash equivalents	$8,895,084	$20,182,593
Certificates of deposit purchased	4,085,578	7,221,578
Securities available-for-sale	59,197,013	60,304,479
Securities held to maturity, fair market value at:
March 31, 2011, $18,998,059; June 30, 2010, $2,072,084	19,200,449	2,012,940
Federal Home Loan Bank stock, at cost	434,000	434,000
Loans receivable, net of allowances for loan losses at:
March 31, 2010, $2,593,603; June 30, 2010, $2,526,862	98,572,943	108,683,381
Accrued interest receivable	891,748	819,752
Prepaid FDIC insurance premiums	873,226	1,196,465
Prepaid expenses	285,750	380,487
Property and equipment, net	5,994,030	6,051,423
Real estate owned and other repossessed assets	5,430,278	3,945,628
Intangible assets, net	97,655	135,241
Income taxes recoverable	138,360	152,975
Other assets	88,402	136,031
Total assets	$204,184,516	$211,656,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$174,173,724	$180,075,425
Retail repurchase agreements	6,554,962	5,352,402
Advances from Federal Home Loan Bank	3,000,000	3,000,000
Accrued expenses	940,803	617,915
Total liabilities	184,669,489	189,045,742

Preferred stock, $.01 par value; 2,000,000 shares
authorized, none issued	-	-
Common stock, $.01 par value; 8,000,000 shares
authorized, 2,895,036 issued at March 31, 2011
and June 30, 2010, 1,550,815 shares outstanding at
March 31, 2011 and June 30, 2010	28,950	28,950
Paid-in capital	18,060,664	18,056,714
Retained earnings - substantially restricted	20,385,107	22,538,555
Treasury stock - at cost; 1,344,221 shares	(19,112,627)	(19,112,627)
Accumulated other comprehensive income	152,933	1,099,639
Total stockholders' equity	19,515,027	22,611,231
Total liabilities and stockholders' equity	$204,184,516	$211,656,973

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Interest Income:
Loans receivable	$1,419,859	$1,796,411	$4,551,650	$5,844,724
Securities	547,369	503,069	1,624,004	1,497,792
Other interest-earning assets	28,976	51,537	117,760	166,353
Total interest income	1,996,204	2,351,017	6,293,414	7,508,869
Interest Expense:
Deposits	426,777	717,841	1,512,044	2,370,439
Retail repurchase agreements	21,204	18,128	59,591	50,016
Borrowed funds	37,050	37,050	112,797	143,721
Total interest expense	485,031	773,019	1,684,432	2,564,176
Net interest income	1,511,173	1,577,998	4,608,982	4,944,693

Provision for loan losses	245,008	62,841	716,189	62,841
Net interest income after
provision for loan losses	1,266,165	1,515,157	3,892,793	4,881,852
Non-interest Income:
Service charges and other fee income	241,317	325,699	779,181	1,168,291
Gain on sale of loans	16,522	-	19,631	32,404
Gain on sale of investments	299,732	-	299,732	-
Gain (loss) on sale of property and
equipment and real estate owned	(3,892)	(12,825)	(24,832)	29,657
Gain (loss) on sale of repossessed assets	-	(20,940)	(38,311)	1,999
Provision for loss on real estate owned	(201,939)	(6,890)	(701,939)	(134,890)
Income from bank-owned life insurance	-	-	-	15,064
Other	14,506	51,616	55,596	89,918
Total non-interest income	366,246	336,660	389,058	1,202,443
Non-interest Expense:
Compensation and employee benefits	873,574	923,759	2,592,700	2,770,076
Occupancy and equipment	345,638	334,586	999,887	1,034,287
Professional fees	263,541	127,316	609,267	390,933
Deposit insurance premiums	125,023	168,976	340,840	433,502
Other	345,250	457,524	1,311,824	1,119,714
Total non-interest expense	1,953,026	2,012,161	5,854,518	5,748,512
Income (loss) before taxes	(320,615)	(160,344)	(1,572,667)	335,783
Income taxes (benefit)	293,149	(51,734)	580,782	198,499
Net income (loss)	$(613,764)	$(108,610)	$(2,153,449)	$137,284

Earnings (loss) per share – basic	$(0.40)	$(0.07)	$(1.39)	$0.09
Earnings (loss) per share – diluted	(0.40)	(0.07)	(1.39)	0.09
Dividends per share	0.00	0.00	0.00	0.00

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net Income (loss)	$(613,764)	$(108,610)	$(2,153,449)	$137,284

Other comprehensive income (loss), net of tax:
Change in unrealized gain on securities
available-for-sale, net of deferred income
taxes and reclassification adjustment for
gains realized in income	(416,121)	67,969	(946,706)	74,849

Comprehensive income (loss)	$(1,029,885)	$(40,641)	$(3,100,155)	$212,133

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(2,153,449)	$137,284
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation	422,164	412,653
Amortization	37,586	37,586
Net amortization of premiums and accretion of (discounts) on securities	122,581	(134,249)
Stock based compensation	3,950	7,628
Provision for loan losses	716,189	62,841
Provision for losses on real estate owned	701,939	134,890
Gain on the sale of loans	(19,631)	(32,404)
Gain on the sale of investments	(299,732)	-
Proceeds from sales of loans originated for sale	1,672,997	1,033,210
Loans originated for sale	(1,653,366)	(225,530)
Deferred income taxes	487,697	830,877
Loss (gain) on sale of property and equipment
and real estate owned	24,832	(29,237)
Loss (gain) on sale of repossessed assets	38,311	(1,999)
Income from bank-owned life insurance	-	(15,064)
Net change in operating accounts:
Accrued interest receivable and other assets	393,609	(881,369)
Deferred loan costs	14,328	14,326
Income taxes recoverable	14,615	120,837
Accrued expenses	322,889	(594,124)
Net cash provided by operating activities	847,509	878,156

Cash flows from investing activities:
Purchase of certificates of deposit purchased	(2,399,000)	(7,475,920)
Maturities of certificates of deposit purchased	5,535,000	4,299,407
Purchase of securities available-for-sale	(36,202,920)	(28,552,954)
Proceeds from maturities of securities available-for-sale	29,975,531	15,440,794
Purchase of securities held to maturity	(17,936,733)	-
Proceeds from maturities of securities held to maturity	593,840	486,108
Proceeds from the sale of securities	6,232,987	-
Proceeds from redemption of Federal Home Loan Bank stock	-	1,107,000
Net decrease in loans receivable	6,669,916	15,888,738
Proceeds from redemption of bank owned life insurance policies	-	2,169,089
Purchases of property and equipment	(364,771)	(160,762)
Net proceeds from sale of property and equipment	-	313,471
Investment in real estate owned and repossessed assets	(7,500)	-
Net proceeds from sale of real estate owned and repossessed assets	467,773	1,211,419
Net cash provided by (used by) investing activities	(7,435,877)	4,726,390

Cash flows from financing activities:
Net change in deposits	(5,901,701)	(8,569,483)
Net change in retail repurchase agreements	1,202,560	(177,591)
Repayment of borrowed funds	-	(7,000,000)
Net cash used by financing activities	(4,699,141)	(15,747,074)
Net decrease in cash and cash equivalents	(11,287,509)	(10,142,528)
Cash and cash equivalents - beginning of period	20,182,593	26,217,607
Cash and cash equivalents - end of period	$8,895,084	$16,075,079

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$1,747,290	$2,730,088
Income taxes	-	350
Supplemental schedule of non-cash investing and financing activities:
Loans transferred to real estate acquired in settlement of loans	$2,710,005	$3,683,726

See notes to consolidated financial statements

FIRST BANCSHARES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for interim reporting by First Bancshares, Inc. (the "Company") and its consolidated subsidiaries, First Home Savings Bank (the "Bank") and SCMG, Inc. are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying consolidated statement of financial condition as of June 30, 2010, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. The results for the interim periods reported may not be indicative of results for the entire year or for any other period.

2.	ACCOUNTING DEVELOPMENTS

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820); Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement has not had a significant impact on the Company’s consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses (also known as “allowance for estimated losses on loans/leases”) and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings are required. The disclosures are presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company has included these disclosures in the notes to the consolidated financial statements beginning with the quarter ended December 31, 2010.

3      LOANS RECEIVABLE, NET

                At March 31, 2011 and June 30, 2010, loans consisted of the following:

	(Dollars in thousands)
	March 31, 2011		June 30, 2010
Type of Loan	Amount	Percent	Amount	Percent
Mortgage Loans:
Residential	$56,011	55.47%	$60,217	54.24%
Commercial Real Estate	30,811	30.51	34,573	31.15
Land	3,682	3.65	4,358	3.93
Second Mortgage Loans	4,328	4.29	4,469	4.03
Total Mortgage Loans	94,832	93.92	103,617	93.35
Consumer Loans:
Automobile Loans	873	0.86	1,127	1.02
Savings Account Loans	1,096	1.09	1,181	1.06
Mobile Home Loans	150	0.15	188	0.17
Other Consumer Loans	261	0.26	392	0.35
Total Consumer Loans	2,380	2.36	2,888	2.60
Commercial Business Loans	3,752	3.72	4,491	4.05
Total Loans	100,964	100.00%	110,996	100.00%
Add: Unamortized deferred loan costs,
net of origination fees	203		214
Less :Allowance for possible loan losses	2,594		2,527
Total Loans Receivable, net	$98,573		$108,683

Loan Origination Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial business loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company's commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company's exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2011, approximately 44.6% of the outstanding principal balances of the Company's commercial real estate loans were secured by owner-occupied properties.

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

Concentrations of Credit. Most of the Company's lending activity occurs within the State of Missouri, including eleven counties surrounding one of the largest metropolitan area in the State of Missouri, Springfield, as well as other markets. The majority of the Company's loan portfolio consists of 1-4 family home loans and commercial and commercial real estate loans. As of March 31, 2011 and 2010, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as "related parties"). These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. Activity in related party loans during the nine months ended March 31, 2011 is presented in the following table.

Balance outstanding at June 30, 2010	$ 627,570
Principal additions	-
Principal reductions	(39,989)

Balance at March 31, 2011	$ 587,581

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

Non-accrual loans segregated by class of loan at March 31, 2011 and June 30, 2010 were as follows:
	(Amounts in Thousands)
	March 31,	June 30,
	2011	2010
Non-Accrual Loans
Real Estate:
Residential	$363	$258
Commercial and Land	1,304	3,587
Commercial Business	57	82
Consumer	-	-
Total Non-Accrual Loans	$1,724	$3,927

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income, net of tax, of approximately $30,000 and $83,000 during the three month and nine month periods ended March 31, 2011, respectively.

An age analysis of past due loans segregated by class of loans, as of March 31, 2011 was as follows:

	(Amounts in Thousands)
	Loans		Total
	30 - 89 Days	90+ Days	Past Due	Current	Total
Type of Loan	Past Due	Past Due	Loans	Loans	Loans
Mortgage Loans:
Residential	$642	$477	$1,119	$54,892	$56,011
Commercial Real Estate	1,138	1,154	2,292	28,519	30,811
Land	-	-	-	3,682	3,682
Second Mortgage Loans	19	10	29	4,299	4,328
Total Mortgage Loans	1,799	1,641	3,440	91,392	94,832
Consumer Loans:
Automobile Loans	4	-	4	869	873
Savings Account Loans	-	-	-	1,096	1,096
Mobile Home Loans	-	-	-	150	150
Other Consumer Loans	35	-	35	226	261
Total Consumer Loans	39	-	39	2,341	2,380
Commercial Business Loans	166	57	223	3,529	3,752
Total Loans	$2,004	$1,698	$3,702	$97,262	$100,964

There was one residential mortgage loan of $261,000 that was 90 days or more delinquent and continuing to accrue interest at March 31, 2011. It is included in the 90+ Days Past Due column in the table above.

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

Impaired loans at March 31, 2011 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

March 31, 2011	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Allowance	Allowance	Investment
Residential Real Estate	$978,819	$262,227	$625,091	$887,318	$91,501	$935,096
Commercial Real Estate	4,409,145	443,411	3,085,349	3,528,760	880,385	4,423,698
Land	154,043	67,925	66,138	134,063	19,980	395,004
Commercial Business	720,376	-	374,758	374,758	345,618	390,622
Consumer	-	-	-	-	-	-
	$6,262,383	$773,563	$4,151,336	$4,924,899	$1,337,484	$6,114,420

June 30, 2010	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Allowance	Allowance	Investment
Residential Real Estate	$1,052,316	$150,301	$736,296	$886,597	$165,719	$1,378,760
Commerciall Real Estate	7,034,762	598,153	5,395,146	5,993,299	1,041,463	3,027,617
Land	480,296	387,097	73,219	460,316	19,980	1,453,010
Commercial Business	587,745	491,459	86,930	578,389	9,356	1,176,730
Consumer	-	-	-	-	-	3,815
	$9,155,119	$1,627,010	$6,291,591	$7,918,601	$1,236,518	$7,039,932

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

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. Loans are graded on a scale of 1 to 8. A description of the general characteristics of the 8 risk grades is as follows:

•
Grades 1 and 2 - These grades include loans to very high credit quality borrowers. These borrowers  (grades 1 and 2), generally have significant capital strength, moderate leverage, stable earnings, growth, and readily available financing alternatives.

•
Grades 3 - This grade includes loans that are "pass grade" loans to borrowers of acceptable credit quality and risk. These borrowers have satisfactory asset quality and liquidity, adequate debt capacity and coverage, and good management in critical positions.

•
Grades 4 - This grade includes loans that require ”increased management attention”.  These borrowers generally have limited additional debt capacity and modest coverage and average or below average asset quality, margins, and market share.

•
Grade 5 - This grade is for "Other Assets Especially Mentioned" in accordance with regulatory guidelines. This grade is intended to be temporary and includes loans to borrowers whose credit quality has clearly deteriorated and are at risk of further decline unless active measures are taken to correct the situation.

•
Grade 6 - This grade includes "Substandard" loans, in accordance with regulatory guidelines, for which the accrual of interest has not been stopped. By definition under regulatory guidelines, a "Substandard" loan has defined weaknesses which make payment default or principal exposure likely, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business.  Also, included in "Substandard" loans, in accordance with regulatory guidelines, are loans for which the accrual of interest has been stopped. This grade includes loans where interest is more than 90 days past due and not fully secured and loans where a specific valuation allowance may be necessary.

•
Grade 7 - This grade includes "Doubtful" loans in accordance with regulatory guidelines. Such loans are placed on non-accrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. Additionally, these loans generally have a specific valuation allowance in excess of 30% of the principal balance.

•
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

The following table presents weighted average risk grades and classified loans by class of commercial loan. Classified loans include loans in Risk Grades 6, 7 and 8.

	March 31, 2011		June 30, 2010
	Weighted		Weighted
	Average	Classified	Average	Classified
	Risk Grade	Loans	Risk Grade	Loans
Commercial Real Estate	3.47	$3,085,349	3.53	$5,395,146
Land	3.31	66,138	3.22	73,219
Commercial Business	3.85	486,065	3.73	86,930

Total		$3,637,552		5,555,295

Note: Classified loan amounts are net of specific reserve

    Net (charge-offs)recoveries, segregated by class of loans, were as follows:
	(Dollars in thousands)
	Nine Months Ended	Year Ended
	March 31, 2011	June 30, 2010
Mortgage Loans	$(675)	$(1,814)
Commercial Business Loans	24	(840)
Consumer Loans	2	(7)

Total	$(649)	$(2,661)

In assessing the general economic conditions in the State of Missouri, management monitors and tracks the State and Counties Unemployment Rates, DJIA, S&P 500, NASDAQ, Fed Funds, Prime Rate, Crude, Gold, Libor and Springfield Builder Permits.  Management believes these indexes provide a reliable indication of the direction of overall economy from expansion to recession throughout the United States  and in the State of Missouri.

Allowance for Possible Loan Losses. The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company's allowance for possible loan loss methodology includes allowance allocations calculated in accordance with U.S. GAAP calculated in accordance with ASC 450 and ASC 310 .  Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company's process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non- accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor's ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. When a loan has a calculated Risk Grade of 6 or higher, the officer analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for possible loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Company's pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Bank's lending management and staff; (ii) the effectiveness of the Company's loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; and (ix) the impact of rising interest rates on portfolio risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a "general allocation matrix" to determine an appropriate general valuation allowance.

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

The following table details activity in the allowance for possible loan losses by portfolio segment for the year ended June 30, 2010 and the nine month period ended March 31, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	(Amounts in Thousands)
		Commercial
	Mortgage	Business	Consumer
	Loans	Loans	Loans	Total
March 31, 2011:
Balance – June 30, 2010	$2,273	$234	$20	$2,527
Provision for loan losses	441	276	(1)	716
Charge-offs	(721)	(17)	(11)	(749)
Recoveries	46	41	13	100
Net (Charge-offs) / Recoveries	(675)	24	2	(649)
Balance – March 31, 2011	$2,039	$534	$21	$2,594
Period-end amount allocated to:
Loans individually evaluated	$991	$346	$-	$1,337
for impairment
Loans collectively evaluated	1,048	188	21	1,257
for impairment
Balance – March 31, 2011	$2,039	$534	$21	$2,594

June 30, 2010:
Balance –June 30, 2009	$2,073	$2,027	$86	$4,186
Provision for loan losses	1,864	(953)	(59)	852
Transfer from reserve on	150	-	-	150
Letters of Credit
Charge-offs	(1,853)	(1,034)	(28)	(2,915)
Recoveries	39	194	21	254
Net (Charge-offs) / Recoveries	(1,814)	(840)	(7)	(2,661)
Balance –June 30, 2010	$2,273	$234	$20	$2,527

Period-end amount allocated to:
Loans individually evaluated	$1,227	$10	$-	$1,237
for impairment
Loans collectively evaluated	1,046	224	20	1,290
for impairment
Balance –June 30, 2010	$2,273	$234	$20	$2,527

The Company's recorded investment in loans as of March 31, 2011 and June 30, 2010 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Company's impairment methodology was as follows:

	(Amounts in Thousands)

		Commercial
	Mortgage	Business	Consumer	Total
	Loans	Loans	Loans	Loans
March 31, 2011
Loans individually evaluated for impairment	$4,769	$720	$-	$5,489
Loans collectively evaluated for impairment	90,063	3,032	2,380	95,475

Ending Balance	$94,832	$3,752	$2,380	$100,964

June 30, 2010
Loans individually evaluated for impairment	$7,582	$96	$-	$7,678
Loans collectively evaluated for impairment	96,035	4,395	2,888	103,318

Ending Balance	$103,617	$4,491	$2,888	$110,996

4.       EARNINGS PER SHARE

Basic earnings per share is based on net income or loss divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect, if any, of the issuance of shares eligible to be issued pursuant to stock option agreements.

The table below presents the numerators and denominators used in the basic earnings (loss) per common share computations for the three and nine month periods ended March 31, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Basic earnings (loss) per common share:
Numerator:
Net income (loss)	$(613,764)	$(108,610)	$(2,153,449)	$ 137,284
Denominator:
Weighted average common shares outstanding	1,550,815	1,550,815	1,550,815	1,550,815

Basic earnings (loss) per common share	$(0.40)	$(0.07)	$(1.39)	$0.09

Diluted earnings (loss) per common share:
Numerator:
Net income (loss)	$(613,764)	$(108,610)	$(2,153,449)	$ 137,284
Denominator:
Weighted average common shares outstanding	1,550,815	1,550,815	1,550,815	1,550,815

Basic earnings (loss) per common share	$(0.40)	$(0.07)	$(1.39)	$0.09

5.           COMMITMENTS

At March 31, 2011 and June 30, 2010, the Company had outstanding commitments to originate loans totaling $1.4 million and $594,000, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.

6.	STOCK OPTION PLAN

The Company uses historical data to estimate the expected term of the options granted, volatilities, and other factors.  Expected volatilities are based on the historical volatility of the Company’s common stock over a period of time.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend rate is equal to the dividend rate in effect on the date of grant.  There were no grants made during either the fiscal year ended June 30, 2010 or the nine months ended March 31, 2011. The exercise price of options granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date. The Company assumes no projected forfeiture rates on its stock-based compensation.

A summary of option activity under the 2004 Stock Option Plan (“Plan”) as of March 31, 2011, and changes during the nine months ended March 31, 2011, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term
			( in months)
Outstanding at beginning of period	22,000	$16.95	76
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at end of period	22,000	$16.95	67
Exercisable at end of period	16,000	$16.95

A summary of the Company’s non-vested shares as of March 31, 2011, and changes during the nine months ended March 31, 2011, is presented below:

Non-vested Options	Options	Weighted- Average Grant Date Fair Value

Outstanding at beginning of period	6,400	$6.11
Granted	-	-
Exercised	-	-
Vested	400	6.40
Forfeited or expired	-	-
Outstanding at end of period	6,000	$6.09

As of March 31, 2011, there was $1,900 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately five months.

7.	FAIR VALUE MEASUREMENTS

FASB ASC Topic 820-10 defines fair value, establishes a hierarchy for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. This hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The fair value hierarchy is as follows:

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

Real Estate Owned. Real estate owned represents property acquired through foreclosure and settlement of loans. Property acquired is carried at the lower of the principal amount of the loan outstanding at the time of acquisition, plus any acquisition costs, or the estimated fair value of the property, less disposal costs. The Company considers third party appraisals, as well as independent fair value assessments from realtors or persons involved in selling real estate owned in determining the fair value of particular properties. Accordingly, the valuation of real estate owned is subject to significant external and internal judgment. The Company periodically reviews real estate owned to determine whether the property continues to be carried at the lower of the recorded book value or the fair value of the property, less disposal costs. As such, the Company classifies real estate owned subjected to non-recurring fair value adjustments as Level 3.

The following tables summarize financial assets measured at fair value on a recurring basis as of March 31, 2011 and June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2011	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
Securities available-for-sale:
U. S. Agency securities	$1,983	$24,550	$-	$26,533
Residential mortgage-
backed securities	-	32,277	-	32,277
Municipal securities	-	111	-	111
Other	-	276	-	276
Total	$1,983	$57,214	$-	$59,197

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Inputs
June 30, 2010	(dollars in thousands)
Securities available-for-sale:
U. S. Agency securities	$5,100	$21,928	$-	$27,028
Residential mortgage-
backed securities	-	32,868	-	32,868
Municipal securities	-	132	-	132
Other	-	276	-	276
Total	$5,100	$55,204	$-	$60,304

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities, excluding impaired loans, real estate owned and other repossessed assets, measured at fair value on a non-recurring basis were not significant at March 31, 2011.

The following tables summarize financial assets measured at fair value on a non-recurring basis as of March 31, 2011 and June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2011	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
Impaired loans	$-	$-	$4,773	$4,773
Real estate owned	-	-	5,430	5,430
Total	$-	$-	$10,203	$10,203

June 30, 2010	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
Impaired loans	$-	$-	$8,360	$8,360
Real estate owned	-	-	3,885	3,885
Other repossessed assets	-	-	61	61
Total	$-	$-	$12,306	$12,306

8	DEFERRED INCOME TAXES

Due to the cumulative operating losses over the last five years, which resulted in $3.1 million of loss carry-forwards, the Company was required to provide a reserve of approximately $1.1 million against its net deferred tax assets during the fiscal year ended June 30, 2010.  During the nine months ended March 31, 2011, the Company was required to record an additional $581,000 to provide a full valuation allowance on the net deferred tax assets.

9.	RECLASSIFICATIONS

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

On March 31, 2011, the Company had total assets of $204.2 million, net loans receivable of $98.6 million, total deposits of $174.2 million and stockholders’ equity of $19.5 million. The Company’s common shares trade on The NASDAQ Global Market of The NASDAQ Stock Market LLC under the symbol “FBSI.”

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at March 31, 2011, compared to June 30, 2010, and the consolidated results of operations for the three-month and nine-month periods ended March 31, 2011, compared to the three-month and nine-month periods ended March 31, 2010, respectively. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended June 30, 2010.

Recent Developments and Corporate Overview

Economic Conditions

The economic decline that began in calendar 2008, and which has continued to varying degrees though the first quarter of calendar 2011, has created significant challenges for financial institutions such as First Home Savings Bank.  Dramatic declines in the housing market, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks.  In addition, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties. While the economy has recently shown some small signs of improvement, no upward trend seems to have been established.

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

Review of Loan Portfolio

Since November 2008, in light of a continually worsening economy and the departure of several loan officers, the Bank has conducted ongoing, in depth reviews and analyses of the loans in its portfolio, primarily focusing on its commercial real estate, multi-family, development and commercial business loans. During the year ended June 30, 2009, based primarily on this ongoing loan review, and in light of the economic conditions, the Bank recorded a provision for loan losses of $5.3 million for the year. During the year ended June 30, 2010, an additional provision for loan losses totaling $852,000 was recorded by the Company. During the three and nine months ended March 31, 2011, additional provisions for loan losses of $245,000 and $ 716,000, respectively, were recorded.

Beginning with the quarter ended December 31, 2009, the Company has engaged the services of a consultant with an extensive background in commercial real estate, multi-family, development and commercial business lending. The purpose of hiring the consultant was to assist the Company and the Bank in meeting reporting deadlines established in the Orders and, to validate the methodology used internally to review, evaluate and analyze loans. This consultant performed an extensive review of the Company’s credits of $250,000 or larger during the quarter ended September 30, 2009 and has performed follow up reviews during each quarter since the first review through the quarter ended March 31, 2011.

Litigation

 On January 21, 2011 a jury verdict was entered against the Company and the Bank in the Circuit Court of Ozark County, Missouri, following a jury trial in a claim made by a former employee of the Bank relating to her termination from the Bank in 2007. The former employee claimed that the Bank wrongfully terminated her as a result of her reporting to superiors and Board members what she believed to be illegal activities of two former presidents of the Bank. This alleged cause of action in Missouri is commonly known as a whistleblower lawsuit. Protection for whistleblowers has been carved out as a protected class of employees who, as with certain other classes, such as gender, age, and race for example, cannot be terminated as a result of reporting alleged illegal activities. The jury verdict was against the Bank for $182,000 in compensatory damages (lost wages) and for punitive damages in the amount of $235,000, or a total of $417,000. The Bank believes that the verdict relating to the alleged reporting by the former employee of illegal activities is contrary to the facts and the law, and the Bank filed post-trial motions including a motion for a new trial and other relief. The post-trial motions were denied by the court, and the Bank has filed a notice of appeal. The Bank anticipates its appeal will be filed in either June or July 2011. During the quarter ended December 31, 2010, the Bank recorded a liability in the amount of $300,000 in connection with this litigation in anticipation of the final amount it will owe the plaintiff.

Financial Condition

As of March 31, 2011, First Bancshares, Inc. had assets of $204.2 million, compared to $211.7 million at June 30, 2010.  The decrease in total assets of $7.5 million, or 3.5%, was the result of a decrease of $11.3 million, or 55.9%, in cash and cash equivalents, and a decrease of $10.1 million, or 9.3%, in loans receivable. These decreases were partially offset by increases of $16.1 million, or 25.8%, in investment securities and $1.5 million, or 37.6% in real estate owned and other repossessed assets. Deposits decreased $5.9 million, or 3.3%, and retail repurchase agreements increased by $1.2 million, or 22.5%.

Loans receivable, net totaled $98.6 million at March 31, 2011, a decrease of $10.1 million, or 9.3%, from $108.7 million at June 30, 2010.  The decrease in loans is, in part, the result of decreased originations because of the current uncertainty in the economy, both local and national. These problems have affected many sectors of the economy and have created concerns for individuals and businesses.  Housing sales, both new and existing, consumer confidence and other indicators of economic health in our market area have decreased over the last two years. Additionally, net loans totaling $2.7 million were transferred to real estate owned during the nine months ended March 31, 2011.

The Company’s deposits decreased by $5.9 million, or 3.3%, from $180.1 million as of June 30, 2010 to $174.2 million as of March 31, 2011.  The decrease was primarily the result of lower offering rates on most of the Company’s deposit products. The decision to lower interest rates was made to reposition the Company relative to other financial institutions in its market areas, thereby providing better control over deposit cash flows and cost of funds. The Company’s retail repurchase agreements increased by $1.2 million, or 22.5%, from $5.4 million at June 30, 2010 to $6.6 million at March 31, 2011.

As of March 31, 2011 the Company’s stockholders’ equity totaled $19.5 million, compared to $22.6 million as of June 30, 2010.  The $3.1 million decrease was attributable to the net loss of $2.2 million during the nine months ended March 31, 2011, and by a negative change in the mark-to-market adjustment, net of taxes, of $947,000 on the Company’s available-for-sale securities portfolio. There was a small increase in stockholders’ equity of $4,000 resulting from the accounting treatment of stock based compensation. There were no dividends paid during the nine months ended March 31, 2011.

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

Non-performing assets decreased from $13.1 million, or 6.2% of total assets, at June 30, 2010 to $11.0 million, or 5.4% of total assets at March 31, 2011.  The Bank’s non-performing assets consist of non-accrual loans, past due loans over 90 days, impaired loans not past due or past due less than 90 days, real estate owned and other repossessed assets. The decrease in non-performing assets consisted of a decrease of $2.2 million in non-accrual loans, a decrease of $1.6 million in impaired loans not past due and a decrease of $60,000 in other repossessed assets. These decreases were partially offset by an increase of $1.5 million in real estate owned and an increase of $254,000 in accruing 90 days past due loans. The decrease in non-accrual loans consisted of a decrease of $2.3 million in non-accrual commercial real estate loans and a decrease of $25,000 in non-accrual commercial business loans, which were partially offset by an increase $105,000 in non-accrual residential mortgages. While non-performing assets have been reduced since June 30, 2010, they remain high as a result of two factors.  First is the negative economic environment that has existed over the last two to three years, which has had an adverse impact on individuals and businesses in the Company’s primary market areas. Substantially all of the Company’s problem loans are located in the Company’s primary lending areas. Second, are concerns regarding the Bank’s underwriting of some of the loans that were originated prior to May, 2008. Starting in November 2008, the Company undertook an extensive review of the loan portfolio through which significant strides were made in identifying, analyzing and providing reserves on problem loans. The reviews of the loans in portfolio are an ongoing process. Since May 2008 the Bank has required that all loan originations, renewals and modifications to be approved by the Directors’ Loan Committee. As discussed below, management believes the allowance for loan losses as of March 31, 2011, was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

	March 31,	June 30,
	2011	2010	2009	2008	2007	2006
	(Dollars in thousands)
Loans accounted for on a non-accrual
basis:
Real estate:
Residential	$363	$258	$593	$94	$245	$322
Commercial and land	1,304	3,587	1,714	1,882	2,171	306
Commercial business	57	82	717	316	467	65
Consumer	-	-	-	21	6	148
Total	$1,724	$3,927	$3,024	$2,313	$2,889	$841

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$254	$-	$-	$296	$278	$-
Commercial and land	-	-	122	64	81	-
Commercial business	-	-	166	-	-	-
Consumer	-	-	-	-	-	3
Total	$254	$-	$288	$360	$359	$3

Total of non-accrual and
90 days past due loans	$1,979	$3,927	$3,312	$2,673	$3,248	$844

Real estate owned	5,430	3,885	1,549	1,206	291	497
Repossessed assets	-	61	158	-	2	-
Other non-performing assets:
Impaired loans not past due	3,621	5,228	7,013	-	-	-
Slow home loans (60 to 90 days
past due)	-	-	-	-	-	-
Total non-performing assets	$11,030	$13,101	$12,032	$3,879	$3,541	$1,341

Total loans delinquent 90 days
or more to net loans	0.25%	0.00%	0.22%	0.22%	0.23%	0.59%

Total loans delinquent 90 days
or more to total consolidated assets	0.12%	0.00%	0.13%	0.14%	0.15%	0.37%

Total non-performing assets
to total consolidated assets	5.40%	6.19%	5.23%	1.56%	1.47%	0.59%

Real estate owned and other repossessed assets include real estate and other assets acquired in the settlement of loans, which is recorded at the estimated fair value less the estimated costs to sell the asset.  Any write down at the time of foreclosure is charged against the allowance for loan losses.  Subsequently, net expenses related to holding the property and declines in the market value are charged against income. At June 30, 2010, real estate owned consisted of eighteen properties (ten single family residences, seven commercial properties and one parcel of farmland) with a net book value of $3.9 million. At June 30, 2010, repossessed collateral consisted of 1,168 radiators, 23 sections of steel shelving, a pallet jack and a moveable staircase and a motorcycle. All repossessed assets on the books at June 30, 2010 were sold during the nine months ended March 31, 2011, resulting in a net loss of $38,000. At March 31, 2011, real estate owned consisted of twenty-eight properties (eighteen single family residences, six commercial properties and four parcels of land) with a net book value of $5.4 million. At March 31, 2011, there was no repossessed collateral on the Company’s books. During the nine months ended March 31, 2011 seven properties and a mobile home located on piece of real estate owned, were sold resulting in a net loss of $25,000. Seventeen properties totaling $2.7 million were foreclosed and added to real estate owned during the nine months ended March 31, 2011, and write-downs totaling $702,000 were provided on eleven properties.

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

On the basis of management's review of its loans and other assets, at March 31, 2011, the Company had classified $10.0 million of its assets as substandard, none as doubtful and none as loss.  This compares to classifications at June 30, 2010 of $7.7 million as substandard, none as doubtful and none as loss.

Classified assets at March 31, 2011 and June 30, 2010 included in real estate owned were $5.4 million and $3.9 million, respectively. Other repossessed assets were $61,000 at June 30, 2010. There were no other repossessed assets on the Company’s books at March 31, 2011.

In addition to the classified loans, the Bank has identified an additional $951,000  of credits at March 31, 2011 as specially mentioned compared to $1.5 million at June 30, 2010. The review and analysis of these loans identified them as credits possessing some element or elements of increased risk. Any deterioration in their financial condition could increase the classified loan totals. The increase in the internal watch list is primarily the result of the current state of the economy which had a negative impact on cash flows for both individuals and businesses. This, along with stricter internal policies, which have been in place during the last two years, relating to the identification and monitoring of problem loans, has resulted in an increase in the number and the total dollar amount of loans identified as problem loans.

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

At March 31, 2011, the Company had established an allowance for loan losses of $2.6 million, compared to an allowance for loan losses of $2.5 million at June 30, 2010. The change in the allowance for loan losses was an increase of approximately $67,000. The provision for loan losses during the nine months ended March 31, 2011 was $716,000, which was substantially offset by charge-offs totaling $649,000 during the same period. The allowance represents approximately 46.3% and 27.6% of the total non-performing loans (including impaired loans not past due) at March 31, 2011 and June 30, 2010, respectively.  The allowance for loan losses reflects management’s best estimate of probable losses inherent in the portfolio based on currently available information.  The Company believes that the allowance for loan losses as of March 31, 2011 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While the Company believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s financial condition and results of operations.  Future additions to the allowance may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.  In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators as part of the examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

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

Allowance for Loan Losses

The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements.  Qualitative factors include the general economic environment in the Company’s markets, including economic conditions throughout the Midwest and, in particular, the state of certain industries.  Size and complexity of individual credits in relation to loan structure, existing loan policies, and pace of portfolio growth are other qualitative factors that are considered in the methodology.  As the Company adds new products and increases the complexity of its loan portfolio it will enhance its methodology accordingly.  Management may have reported a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Non-performing Assets and Allowance for Loan Losses.”  Although management believes the levels of the allowance as of March 31, 2011 and June 30, 2010 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in additional losses.

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

Due to the cumulative operating losses over the last five years, which resulted in $3.1 million of loss carry-forwards, the Company was required to provide a reserve of approximately $1.1 million against its net deferred tax assets during the fiscal year ended June 30, 2010.  During the nine months ended March 31, 2011, the Company was required to record an additional $581,000 to provide a full valuation allowance on the net deferred tax assets.

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

General.  For the three months ended March 31, 2011, the Company reported a net loss of $614,000, or $(0.40) per diluted share, compared to a net loss of $109,000, or $(0.07) per diluted share, for the same period in 2010.  The increase in the net loss for the 2011 period was primarily attributable to an increase in the provision for loan losses of $182,000 to $245,000 during the 2011 period from $63,000 during the 2010 period. In addition, net interest income for the three months ended March 31, 2011 decreased by $67,000 to $1.5 million from $1.6 million during the same period in 2010 and the provision for income taxes increased by $345,000 to an expense of $293,000 from a benefit of $52,000 during the 2010 period. These items were partially offset by an increase of $30,000 in non-interest income and a decrease of $59,000 in non-interest expense.

Net interest income.  The Company’s net interest income for the three months ended March 31, 2011 was $1.5 million, a decrease of $67,000, or 4.2%, compared to the three months ended March 31, 2010.

Interest income. Interest income for the three months ended March 31, 2011 decreased $355,000, or 15.1%, to $2.0 million compared to $2.4 million for the same period in 2010. Interest income from loans decreased $377,000 to $1.4 million from $1.8 million in 2010 as a result of a decrease in average loans to $100.0 million during the three months ended March 31, 2011 from $116.4 million during the comparable 2010 period and to a decrease in the yield on loans to 5.76% during the three months ended March 31, 2011 from 6.31% during the comparable period in 2010. The decrease in average loans was the result of a decrease in loan volume during and between these three month periods. Additionally, between June 30, 2010 and March 31, 2011 the Bank had loan write-offs totaling $653,000, transfers of loans totaling $2.7 million to real estate owned and repossessed collateral, and efforts by management to move certain credits out of the Bank. The decrease in yield was the result of a downward trend in interest rates over the three years ending March 31, 2011, which resulted in decreased yields on adjustable rate loans and new loans with lower yields replacing some of the higher rate loans that paid off, were written off or transferred to real estate owned or repossessed collateral.

Interest income from investment securities and other interest-earning assets for the three months ended March 31, 2011 increased $21,000, or 3.9%, to $576,000 from $555,000 for the same period in 2010. The increase was the result of an increase in the average balance of these assets of $10.5 million to $88.3 million for the three months ended March 31, 2011 from $77.8 million for the 2010 period, which was partially offset by decrease in the yield on these assets to 2.65% for the three months ended March 31, 2011 from 2.72% for the 2010 period.

Interest expense. Interest expense for the three months ended March 31, 2011 decreased $288,000 or 37.3%, to $485,000 from $773,000 for the same period in 2010. Interest expense on deposits decreased $291,000 to $427,000 in the three months ended March 31, 2011 from $718,000 in the same period in 2010. The decrease resulted from a decrease in the average cost of deposits to

1.06% during the three months ended March 31, 2011 from 1.71% in the 2010 period, and by a decrease in average interest-bearing deposit balances of $5.6 million to $163.2 million during the three months ended March 31, 2011 from $168.8 million in the 2010 period. Interest expense on other interest-bearing liabilities increased $3,000 to $58,000 in the three months ended March 31, 2011 from $55,000 in the comparable period in 2010. The increase in interest expense on other interest-bearing liabilities was attributable to an increase in the average balance of other interest-bearing liabilities of $1.0 million to $9.1 million during the three months ended March 31, 2011 from $8.1 million during the 2010 period, which was partially offset by a decrease in the average cost of other interest bearing liabilities to 2.62% during the three months ended March 31, 2011 from 2.74% during the 2010 period. The average outstanding balance of retail repurchase agreements increased to $6.1 million during the three months ended March 31, 2011 from $5.1 million during the comparable period in 2010. This was due to our largest retail repurchase agreement customer having more investable cash during the 2011 period than during 2010 period

Net interest margin. The Company’s net interest margin was 3.25% for the three months ended March 31, 2011 compared to 3.26% for the three months ended March 31, 2010.

Provision for loan loss. During the quarter ended March 31, 2011, the provision for loan losses totaled $245,000 compared to $63,000 for the quarter ended March 31, 2010.  For a discussion of this change, see “Non-performing Assets and Allowance for Loan Losses” herein.

Non-interest income.  For the three months ended March 31, 2011, non-interest income totaled $366,000, compared to $337,000 for the three months ended March 31, 2010. The $29,000 increase between the two periods resulted primarily from a $300,000 profit on the sale of investments and a $17,000 profit on the sale of loans during the 2011 period. There were no sales of investments or profits on the sale of loans during the 2010 period. Additionally, net losses on the sale of real estate owned and repossessed assets decreased by $9,000 and $21,000, respectively. Service charges and other fee income decreased by $84,000, other non-interest income decreased by $37,000 and the provision for losses on real estate owned increased by $195,000 between periods. The decrease in service charges and other fee income appears to be occurring throughout the financial services industry with account holders taking greater care that they do not incur overdraft charges for their accounts.

Non-interest expense. Non-interest expense decreased by $59,000 from slightly more than $2.0 million during the three months ended March 31, 2010 to slightly less than $2.0 million for the three months ended March 31, 2011. This was primarily the result of decreases in compensation and employee benefits, deposit insurance premiums and other non-interest expense of $50,000, $44,000 and $112,000, respectively. These decreases were partially offset by increases of $11,000 in occupancy and equipment expense and $136,000 in professional fees.

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

The Company recorded a tax expense of $293,000 for the three months ended March 31, 2011 as compared to a tax benefit of $52,000 for the three months ended March 31, 2010.  During the quarter ended March 31, 2011, the remaining deferred tax asset related to comprehensive income resulting from the positive difference between the market value and the book value of available-for-sale securities was written off. This deferred tax asset had been decreasing during the nine months ended

March 31, 2011 and had resulted in tax expense because the deferred tax asset had been offset by deferred tax liabilities in determining the tax provision as of June 30, 2010. Going forward, changes in the market value of available-for-sale securities will not impact the income tax provision or benefit of the Company.

Results of Operations for the Nine Months ended March 31, 2011 Compared to the Nine Months ended March 31, 2010

General. For the nine months ended March 31, 2011, the Company reported a net loss of $2.2 million, or $(1.39) per diluted share, compared to net income of $137,000, or $0.09 per diluted share, for the same period in 2010.  The change to a net loss during the first nine months of 2011 from net income for the comparable 2010 period was the result of several factors. During the nine months ended March 31, 2011 a provision for loan losses of $716,000 was recorded while the provision during the 2010 period was $63,000. In addition, net interest income decreased by $336,000 to $4.6 million for the 2011 period from $4.9 million for the 2010 period. In addition, non-interest expense for the nine months ended March 31, 2011 increased by $106,000 to $5.9 million from $5.7 million during the same period in 2010. There was also a decrease in non-interest income and an increase in the provision for income taxes, of $813,000 and $382,000, respectively.

Interest income. Interest income for the nine months ended March 31, 2011 decreased $1.2 million, or 16.2%, to $6.3 million compared to $7.5 million for the same period in 2010. Interest income from loans decreased $1.3 million, or 22.1%, to $4.6 million from $5.8 million in 2010. This was attributable to a decrease in the yield on loans to 5.88% during the 2011 period from 6.32% during the comparable 2010 period, and to a decrease in the average loan balances to $103.1 million during the nine months ended March 31, 2011 from $123.4 million during the 2010 period.

Interest income from investment securities and other interest-earning assets for the nine months ended March 31, 2011 increased $78,000 to $1.7 million from $1.6 million for the same period in 2010. The increase was the result of, an increase in the average balance of these assets of $13.2 million to $89.2 million for the nine months ended March 31, 2011 from $76.0 million for the same period in 2010, which was partially offset by a decrease in the yield on these assets to 2.61% for the 2011 period from 2.87% for the 2010 period

Interest expense. Interest expense for the nine months ended March 31, 2011 decreased $880,000, or 34.3%, to $1.7 million from $2.6 million for the same period in 2010. Interest expense on deposits decreased $858,000, or 36.2%, to $1.5 million in the nine months ended March 31, 2011 from $2.4 million in the same period in 2010. The decrease resulted from a decrease in average interest-bearing deposit balances of $5.6 million to $165.2 million during the nine months ended March 31, 2011 from $170.8 million during the 2010 period, and to a decrease in the average cost of deposits to 1.22% during the nine months ended March 31, 2011 from 1.84% in the 2010 period. Interest expense on other interest-bearing liabilities decreased $21,000 to $173,000 in the nine months ended March 31, 2011 from $194,000 in the comparable period in 2010. The decrease in interest expense on other interest-bearing liabilities was due to a decrease in the average outstanding balances of other interest-bearing liabilities to $8.6 million during the nine months ended March 31, 2011 from $12.2 million during the 2010 period, which was partially offset by an increase in the average cost on other interest-bearing liabilities to 2.70% during the 2011 period from 2.32% during the 2010 period.

Net interest margin. Net interest margin decreased to 3.19% for the nine months ended March 31, 2011 from 3.29% for the nine months ended March 31, 2010.

Provision for loan loss. During the nine months ended March 31, 2011, there was a provision for loan losses of $716,000, compared $63,000 for the nine months ended March 31. 2010.  For a discussion of this change, see “Non-performing Assets and Allowance for Loan Losses” herein.

Non-interest income.  For the nine months ended March 31, 2011, non-interest income totaled $389,000, compared to $1.2 million for the nine months ended March 31, 2010.  The $813,000 decrease between the two periods resulted primarily from an increase of $567,000 in the provision for losses on real estate owned in the 2011 period compared to the 2010 period. There were also decreases of $389,000, $13,000, $54,000, $40,000 and $34,000 in service charges and other fee income, profit on the sale of loans, net loss on sale of property and equipment and real estate owned, net loss on the sale of repossessed assets and other non-interest, respectively. The $54,000 change in net gain on sale of property and equipment and real estate owned was due to a net loss of $25,000 during the nine months ended March 31, 2011 compared to net gain of $29,000 during the nine months ended March 31, 2010. The decrease in gain on the sale of loans resulted from fewer loans originated for sale during the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010.

Non-interest expense. Non-interest expense totaled $5.9 million for the nine months ended March 31, 2011, compared to $5.7 million for the nine months ended March 31, 2010, increasing by $106,000. This was primarily the result of the recording of a liability of $300,000 related to a lawsuit brought by a former employee discussed above. Additionally, there was an increase of $218,000 in professional fees. These increases were partially offset by decreases of $177,000 in compensation and benefits, $34,000 in occupancy and equipment expense and $93,000 in deposit insurance premiums. The decreases in compensation and benefits and occupancy and equipment expense are primarily the result of cost reduction and containment efforts begun by current management. The decrease in deposit insurance premiums was due to some additional expenses recorded during the nine months ended March 31, 2010 period that did not recur in the comparable period in 2010.

Income tax expense.  The Company recorded a tax expense of $581,000 for the nine months ended March 31, 2011 as compared to a tax expense of $198,000 for the nine months ended March 31, 2010.  During the nine months ended March 31, 2011, the remaining deferred tax asset related to comprehensive income resulting from the positive difference between the market value and the book value of available-for-sale securities was written off. This deferred tax asset had been decreasing during the nine months ended March 31, 2011 and had resulted in tax expense because the deferred tax asset had been offset by deferred tax liabilities in determining the tax provision as of June 30, 2010. Going forward, changes in the market value of available-for-sale securities will not impact the income tax provision or benefit of the Company.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At March 31, 2011, the Company had commitments to originate loans totaling $1.4 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Home Savings Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth First Home Savings Bank's actual capital and required capital amounts and ratios at March 31, 2011 which, at that date, exceeded the minimum capital adequacy requirements.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
At March 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Tangible Capital (to adjusted total assets)	$18,281	9.01%	$3,043	1.50%	-	- -
Tier 1 (Core) Capital (to adjusted total assets)	18,281	9.01%	8,114	4.00%	$10,143	5.00%
Tier 1 (Core) Capital (to risk weighted assets)	18,281	18.15%	4,029	4.00%	6,044	6.00%
Total Risk Based Capital (to risk weighted assets)	19,516	19.37%	8,059	8.00%	10,073	10.00%

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  While at March 31, 2011, First Home Savings Bank still exceeded minimum requirements for the well capitalized category, it is not considered well-capitalized as a result of the cease and desist order currently in place.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain "forward-looking statements" that relate to the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "intend," "should," "plan," "project," "estimate," "potential," "seek," "strive," or "try" or other conditional verbs such as "will," "would," "should," "could," or "may" or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate and about the Company and the Bank, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our strategies. Our ability to predict results or the actual effects of our plans or strategies is inherently uncertain. Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets; results of examinations of us by the Office of Thrift Supervision, the Missouri Division of Finance and the Federal Deposit Insurance Corporation or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the possibility that we will be unable to comply with the conditions imposed upon us by the Orders to Cease and Desist issued by the OTS, including but not limited to our ability to reduce our non-performing assets, which could result in the imposition of additional restrictions on our operations; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes such as the Dodd-Frank Act and its implementing regulations that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; the inability of key third party providers to perform their obligations to us; changes in accounting policies, principles and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; our ability to lease excess space in Company-owned buildings; and other risks detailed in this Quarterly Report and our Annual Report on Form 10-K. Any of the forward looking statements that we make in this Form 10-Q and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for future periods to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's operating and stock performance.

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

Based upon that evaluation, the Company’s Chief Executive Officer, President and Chief Financial Officer concluded that as of March 31, 2011 the Company’s  disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by the Company  in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by the Company  in the  reports that it files or submits under the Exchange Act is accumulated and communicated to its  management, including its principal executive, president and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Because of the material weakness described above, based on its assessment, management believed that, as of December 31, 2010, the Company did not maintain effective internal control over financial reporting based on the criteria established in Internal Control Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

To remediate the material weakness in the Company's internal control over financial reporting described above, the Company has re-examined its policies and procedures relating to identifying potential losses on problem loans and real estate acquired through foreclosure. Based on the review, the Company has amended its policies as necessary, and streamlined its procedures to provide a focal point for the flow of related information through the Company. The person responsible for this information flow will provide the Board of Directors with current information on which the adequacy of loss allowances can be determined.

During the quarter ended March 31, 2011, other than the remediation described in the proceeding paragraph, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST BANCSHARES, INC.
AND SUBSIDIARIES
PART II - OTHER INFORMATION

FORM 10-Q

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses. See “Recent Developments and Corporate Overview – Litigation” for discussion regarding a lawsuit by a former employee and the accrual for a possible settlement.

Item 1A. Risk Factors

There are no material changes from risk factors as previously disclosed in our June 30, 2010 Annual Report on Form 10-K.

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

FIRST BANCSHARES, INC.

Date: May 11, 2011	By: /s/ Thomas M. Sutherland___
Thomas M. Sutherland,
Chief Executive Officer

Date: May 11, 2011	By: /s/ Ronald J. Walters_
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