Form 10-K
period 2011-06-30
FIRST BANCSHARES INC /MO/
filed 2011-09-27
CIK 912967

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22842

FIRST BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1654695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

142 E. First Street Mountain Grove, Missouri	65711
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (417) 926-5151

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    No x

As of September 27, 2011, the registrant had outstanding 1,550,815 shares of common stock.  The registrant's common stock is listed on the Nasdaq Global Market of The Nasdaq Stock Market LLC under the symbol "FBSI."  The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on The Nasdaq Stock Market LLC on December 31, 2010, was $9.6 million. For purposes of this calculation, officers and directors of the registrant and the Employee Stock Ownership Plan are considered affiliates of the registrant.  The exclusion of the value of the shares owned by these individuals shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2011. (Parts I and II)

2.	Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders. (Part III)

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains certain "forward-looking statements" that relate to First Bancshares, Inc. (“Company” or “First Bancshares”) within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "intend," "should," "plan," "project," "estimate," "potential," "seek," "strive," or "try" or other conditional verbs such as "will," "would," "should," "could," or "may" or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate and about the Company and First Home Savings Bank (“Savings Bank” or “First Home”), projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our strategies. Our ability to predict results or the actual effects of our plans or strategies is inherently uncertain. Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our  ability to sell loans in the secondary market; adverse changes in the securities markets; results of examinations of First Bancshares by the Federal Reserve Bank of St. Louis  (the “Federal Reserve”) and of the Savings Bank by the Federal Deposit Insurance Corporation (“FDIC”), the Missouri Division of Finance (“Division”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the possibility that we will be unable to comply with the conditions imposed upon each of the Company and the Savings Bank by the Orders to Cease and Desist entered into with their prior primary banking regulator, the Office of Thrift Supervision (“OTS”), including but not limited to our ability to reduce our non-performing assets, which could result in the imposition of additional restrictions on our operations; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)and its implementing regulations that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; our ability to attract and retain deposits; further increases in premiums for deposit insurance; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the Company’s and Savings Bank’s ability to pay dividends on its common stock; the inability of key third-party providers to perform their obligations to us; changes in accounting policies, principles and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; our ability to lease excess space in Company-owned buildings; and other risks detailed in this Annual Report. Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for future periods to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's operating and stock performance.

As used in this report, the terms “we,” “our,” “us” refer to First Bancshares, Inc. and its consolidated subsidiary, First Home Savings Bank, unless the context indicates otherwise.

PART I

Item 1.  Description of Business

General

First Bancshares (the “Company”), a Missouri corporation, was incorporated on September 30, 1993 for the purpose of becoming the holding company for First Home Savings Bank (“Savings Bank” or “First Home”) upon its conversion from a state-chartered mutual to a state-chartered stock savings and loan association ("Conversion"). The Conversion was completed on December 22, 1993.  At June 30, 2011, the Company had consolidated total assets of $210.3 million, total deposits of $180.7 million and stockholders' equity of $19.1 million.  The Company is not engaged in any significant activity other than holding the stock of First Home. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to operations of the Savings Bank. The Company's common shares trade on The Nasdaq Stock Market LLC under the symbol "FBSI."

The Savings Bank is a Missouri-chartered, federally insured stock savings and loan association organized in 1911.  The Savings Bank conducts its business from its home office in Mountain Grove and ten full service branch facilities in Marshfield, Ava, Gainesville, Sparta, Theodosia, Crane, Galena, Kissee Mills, Rockaway Beach and Springfield, Missouri.  The deposits of the Savings Bank are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").  As a Missouri-chartered savings and loan association, First Home currently derives its authority from, and is governed by, the provisions of the Missouri Savings and Loan Law ("Missouri Law") and regulations of the Missouri Division of Finance ("Division").   As a result of the enactment of the Dodd-Frank Act, effective July 21, 2011, the FDIC became the Savings Bank’s primary federal banking regulator and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) became the Company’s primary federal regulator, each assuming the powers and responsibilities of our former primary banking regulator, the Office of Thrift Supervision (“OTS”).  For additional information regarding the Dodd-Frank Act, see " – Regulation of First Home" below.

The Savings Bank provides its customers with a full array of community banking services.  The Savings Bank is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with other funding sources, to invest in residential mortgage loans, commercial real estate loans, land loans, second mortgage loans, consumer loans and commercial business loans, for its loan portfolio.  Excess funds are typically invested in securities and other assets.  At June 30, 2011, the Savings Bank's net loans were $95.8 million, or 45.6% of consolidated total assets. Gross loans of $97.6 million consisted of $54.9 million, or 56.2% of total loans, in residential mortgages, $29.9 million, or 30.6% of total loans, in commercial real estate loans, $3.3 million, or 3.4% of total loans, in land loans, $3.9 million, or 4.0% of total loans, in second mortgage loans, $2.3 million, or 2.4% of total loans, in consumer loans, and $3.3 million, or 3.4% of total loans, in commercial business loans.  Of loans maturing after June 30, 2012, at June 30, 2011, adjustable rate mortgage ("ARM") loans accounted for 68.2% of loans secured by real estate and 64.3% of the gross loan portfolio.  See "-- Lending Activities" below.

Recent Developments and Corporate Overview

Economic Conditions

The economic decline that began in calendar 2008 and that has continued to varying degrees into calendar 2011 has created significant challenges for financial institutions such as First Home Savings Bank.  Dramatic declines in the housing market, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks.  In addition, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties. While the economy has recently shown some small signs of improvement, no upward trend seems to have been established.

New Federal Legislation

Last year Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which is significantly changing the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act has eliminated, as of July 21, 2011, the Office of Thrift Supervision, which had been the primary federal regulator for both the Savings Bank and the Company. First Home Savings Bank is, as of that date, regulated by the FDIC (the primary federal regulator for state chartered banks) and the Division.  The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies like First Bancshares, Inc., in addition to bank holding companies which it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will eventually apply to savings and loan holding companies like First Bancshares, Inc.  These capital requirements are substantially similar to the capital requirements currently applicable to the Savings Bank.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators, in the Savings Bank’s case, the FDIC.

The legislation also broadens the base for FDIC insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Additionally, regulatory changes in overdraft and interchange fee restrictions may reduce our noninterest income.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission (“SEC”) to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Federal Deposit Insurance

The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009.  Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund (“DIF”) annually at between 1.15% and 1.5% of estimated insured deposits. The Dodd-Frank Act mandates that the statutory minimum reserve ratio of the DIF increase from 1.15% to 1.35% of insured deposits by September 30, 2020.  Banks with assets of less than $10 billion, such as First Home Savings Bank, are exempt from any additional assessments necessary to increase the reserve fund above 1.15%.

As part of a plan to restore the reserve ratio to 1.15%, the FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009.  In addition, the FDIC has increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated.  Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities, and brokered deposits to establish a total base assessment rate ranging from seven to 77.5 basis points.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.  Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base is assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  On December 30, 2009, we prepaid $1.6 million in estimated assessment fees for the fourth quarter of 2009 through 2012.  Because the prepaid assessments represent the prepayment of future expense, they do not affect our tax obligations or regulatory capital (the prepaid asset will have a risk-weighting of 0%).

The preceding is a summary of recently enacted laws and regulations that could materially impact our results of operations or financial condition.  For further information, see “Item 1, Business -- Regulation of First Home” and “-- Regulation of First Bancshares” included in our Annual Report on Form 10-K for the year ended June 30, 2011.

On August 17, 2009, the Company and the Savings Bank each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist from the OTS.  The Orders are now enforced by the Federal Reserve and the FDIC as the successors to the OTS.

Under the terms of the orders, the Bank and the Company, without the prior written approval of their respective banking regulators, may not:

•	Increase assets during any quarter;
•	Pay dividends;
•	Increase brokered deposits;
•	Repurchase shares of the Company’s outstanding common stock; and
•	Issue any debt securities or incur any debt (other than that incurred in the normal course of business).

Other material provisions of the order require the Savings Bank and the Company to:

•	develop an acceptable business plan for enhancing, measuring and maintaining profitability, increasing earnings, improving liquidity, maintaining capital levels;
•	ensure the Savings Bank’s compliance with applicable laws, rules, regulations and agency guidelines, including the terms of the order;
•	not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the applicable banking regulators;
•	not enter into, renew, extend or revise any compensation or benefit agreements for directors or senior executive officers;
•	not make any indemnification, severance or golden parachute payments;
•	enhance its asset classification policy;
•	provide progress reports to the FDIC regarding certain classified assets;
•	submit a comprehensive plan for reducing classified assets;
•
develop a plan to reduce the concentration of certain loans contained in the loan portfolio and that addresses the assessment, monitoring and control of the risks associated with the commercial real estate portfolio;

•
not enter into any arrangement or contract with a third party service provider that is significant to the overall operation or financial condition of the Savings Bank, or that is outside the normal course of business; and prepare and submit progress reports to the FDIC and the Federal Reserve.

All customer deposits remain insured to the fullest extent permitted by the FDIC since entering into the order. The Savings Bank has continued to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. Neither the Company nor the Savings Bank admitted any wrongdoing in entering into the respective Stipulation and Consent to the Issuance of a Cease and Desist Order. No monetary penalties were imposed or recommended in connection with the orders.

We believe that the Company and the Savings Bank are currently in substantial compliance with all of the requirements of the orders through their normal business operations.  The orders will remain in effect until modified or terminated by the FDIC or Federal. Reserve, as the case may be.

For additional information regarding the terms of the orders, please see our Form 8-K that we filed with the SEC on August 18, 2009. Further, we may be subject to more severe future regulatory enforcement actions, including but not limited to civil money penalties, if we do not comply with the terms of the order.

Review of Loan Portfolio

Since November 2008, in light of a continually worsening economy, the Savings Bank has conducted ongoing, in depth reviews and analyses of the loans in its portfolio, primarily focusing on its commercial real estate, multi-family, development and commercial business loans. During the fiscal years ended June 30, 2009 and June 30, 2010, based primarily on this ongoing loan review, and in light of the economic conditions, the Company recorded provisions for loan losses of $5.3 million and $852,000, respectively. During the year ended June 30, 2011, an additional provision for loan losses totaling $1.2 million was recorded by the Company.

Beginning with the quarter ended September 30, 2009, the Company has engaged the services of a consultant with an extensive background in commercial real estate, multi-family, development and commercial business lending. The purpose of hiring the consultant was to assist the Company and the Savings Bank in meeting reporting deadlines established in the Orders and, to validate the methodology used internally to review, evaluate and analyze loans. This consultant performed an extensive review of the Company’s credits of $250,000 or larger during the quarter ended September 30, 2009 and performed follow up reviews each quarter through the quarter ended June 30, 2011 in order to assist management’s resolution of problem loans.

Litigation

On January 21, 2011 a jury verdict was entered against the Company and the Bank in the Circuit Court of Ozark County, Missouri, following a jury trial in a claim made by a former employee of the Bank relating to her termination from the Bank in 2007. The former employee claimed that the Bank wrongfully terminated her as a result of her reporting to superiors and Board members what she believed to be illegal activities of two former presidents of the Bank. This alleged cause of action in Missouri is commonly known as a whistleblower lawsuit. Protection for whistleblowers has been carved out as a protected class of employees who, as with certain other classes, such as gender, age, and race for example, cannot be terminated as a result of reporting alleged illegal activities. The jury verdict was against the Bank for $182,000 in compensatory damages (lost wages) and for punitive damages in the amount of $235,000, or a total of $417,000. The Bank believes that the verdict relating to the alleged reporting by the former employee of illegal activities is contrary to the facts and the law, and the Bank filed post-trial motions including a motion for a new trial and other relief. The post-trial motions were denied by the court, and the Bank has filed a notice of appeal. The Bank anticipates its appeal will be filed in September 2011. During the quarter ended December 31, 2010, the Bank recorded a liability in the amount of $300,000 in connection with this litigation in anticipation of the final amount it will owe the plaintiff.

In September 2006, the then Chief Financial Officer of both the Savings Bank and the Company was terminated. Subsequent to her termination, the former CFO filed a lawsuit against the Company and the Savings Bank. The alleged cause of action is a whistleblower lawsuit. The former CFO claimed she was terminated for repeatedly reporting violations of law by two former CEOs of the Company and the Savings Bank, and others during her tenure with the organization, and for refusing to sign Securities and Exchange Commission certifications subsequent to September 15, 2006. Both the Company and the Savings Bank deny all claims and assertions made by the former CFO.

The case has been set for mediation in September 2011, and, if the mediation is unsuccessful, the case is currently scheduled for trial in January 2012.

The law firm representing the Company, the Savings Bank and their insurance carrier has advised that they have not reached an opinion that an unfavorable outcome is either probable or remote, and therefore, they expressed no opinion as to the ultimate outcome of this matter.

Market Area

At June 30, 2011, the unemployment rate in the Savings Bank’s market area remained higher than levels associated with a growing economy. However, the Savings Bank’s market area unemployment rate has generally decreased over the past two years, it is somewhat lower than the national average. Economic conditions in the Savings Bank’s market areas, with the exception of a recent slight downturn in the housing market, have been relatively stable. The overall condition of the primary market area can be characterized as stable, with modest growth potential, based on regional population and economic projections.

The Savings Bank is headquartered in the town of Mountain Grove, in Wright County, Missouri.  Wright County has a population of approximately 17,000 and its economy is highly diversified, with an emphasis on the beef and dairy industries.  Except for the branch office that opened in July 2006 in Springfield, Missouri, the Savings Bank's market area is predominantly rural in nature.  Its deposit taking and lending activities primarily encompass Wright, Webster, Douglas, Christian, Ozark, Stone, Taney and Greene counties in Missouri. Significant companies in the rural areas include Hutchens Industries, Bore Flex, Inc., Copeland Corporation, Dairy Farmers of America and WoodPro Cabinetry. The Springfield, Missouri market has a number of significant companies, including Kraft Foods, Bass Pro Shops, O'Reilly Automotive, Positronic Industries and Paul Mueller Company. Education and health care are the two largest employment segments in the Springfield, Missouri market and provide stability to the economic environment of Springfield and the surrounding area. Both St. John's Hospital and Cox Health Systems provide satellite services that mirror a large portion of the Savings Bank’s footprint. Both Missouri State University and Drury University have programs that reach across the Savings Bank’s delineated market area. The Savings Bank also transacts a significant amount of business in Texas County, Missouri.  The Savings Bank's market area, especially Ozark County because of its proximity to Norfolk and Bull Shoals lakes, has experienced a rather slow but steady growth from retirees. The Springfield market had robust growth and development for several years, and while that growth and development slowed substantially during the last three to four years, the market remains relatively strong.  Economic conditions in the Savings Bank's market areas have been relatively stable, in spite of the recent downturn in the housing market and the economy in general.

Selected Consolidated Financial Information

This information is incorporated by reference to pages 4 and 5 of the 2011 Annual Report to Stockholders ("Annual Report") attached hereto as Exhibit 13.

Average Balances, Yields Earned and Rates Paid

This information is incorporated by reference to page 20 of the Annual Report attached hereto as Exhibit 13.

Yields Earned and Rates Paid

This information is incorporated by reference to page 21 of the Annual Report attached hereto as Exhibit 13.

Rate/Volume Analysis

This information is incorporated by reference to page 23 of the Annual Report attached hereto as Exhibit 13.

Lending Activities

General.  Historically, the principal lending activity of the Savings Bank has been the origination of conventional mortgage loans for the purpose of purchasing, constructing or refinancing one-to-four family owner occupied homes within its primary market area.  While the Savings Bank continues to actively seek originations of such loans, most of the fixed-rate loans of this type are currently originated for sale in the secondary market.  In an attempt to diversify its lending portfolio, the Savings Bank also originates commercial real estate loans, land loans, consumer loans, such as mobile home loans, automobile loans and loans secured by savings accounts, and commercial business loans.  The proportion of residential and commercial real estate loans to total loans has shifted gradually in recent years as a result of both this diversification and the minimal number of fixed-rate, one-to-four family loans originated for the portfolio.  Additionally, the Savings Bank originated and purchased loans pursuant to the Small Business Administration's ("SBA") guaranteed programs between September 2000 and December 2005.  As of June 30, 2011, the Savings Bank had eleven commercial business and commercial real estate loans with an aggregate balance of $2.2 million that had SBA guarantees. The Savings Bank has not been active in SBA lending since December 2005.

In addition to loans within the Savings Bank's primary market area, the Savings Bank also has originated nine one-to-four family loans, six commercial real estate loans, three land loans, three commercial business loans and four consumer loans in Arkansas, Oregon, Colorado and six other states.  The 25 loans had an aggregate balance of $4.3 million at June 30, 2011.  As of June 30, 2011 there was one loan of $303,000 collateralized by a commercial building in excess of 90 days past due. Additionally, at June 30, 2011 there was one out-of-state loan totaling $194,000 collateralized by business equipment that was 36 days past due, and one consumer loan past due 13 days. The remaining 22 loans were performing according to their scheduled repayment terms.

At June 30, 2011, the Savings Bank's net loans receivable totaled $95.8 million, which represented 45.6% of consolidated total assets.  Historically, the Savings Bank has primarily originated adjustable rate loan products.  At June 30, 2011, adjustable rate loans with a maturity date after June 30, 2012 accounted for $64.4 million or 66.0% of the total loan portfolio and $62.7 million or 68.2% of loans secured by real estate. The Savings Bank focuses on serving the needs of its local community and strongly believes in a lending philosophy that emphasizes individual customer service and flexibility in meeting the needs of its customers.  In the four year period since the end of fiscal 2007, the Savings Bank has experienced a significant decrease in its total loan portfolio. The gross portfolio has decreased by $13.4 million or 12.1% over the last fiscal year and by $63.9 million, or 39.6%, over the last four fiscal years to $97.6 million at June 30, 2011. During the last four fiscal years, the Savings Bank’s one-to-four family portfolio decreased by

$31.6 million, or 36.6%, from $86.5 million to $54.9 million. During the year ended June 30, 2011, originations of one-to-four family loans, including those originated for sale in the secondary market, increased by $2.5 million to $6.9 million from $4.4 million in the year ended June 30, 2010. The increase in one-to-four family originations for the portfolio during fiscal 2011 was the result of the Savings Bank offering, on a limited basis, both fifteen-year, fixed-rate loans, and lower, more attractive initial rates on its one, three, and five year ARMs. The total of these loans will not exceed $5.0 million. Other than the fifteen year loans just discussed, the Savings Bank retained primarily adjustable rate in its portfolio and almost all one-to-four family loans with fixed interest rates were sold to other investors. While the origination of loans for others does not increase the Savings Bank's loan portfolio, it does provide the Savings Bank with the opportunity to generate fee income, and the ability to meet its customers’ needs. In addition, the Savings Bank historically has retained some fixed-rate mortgage loans in its portfolio. The retained loans generally have a higher interest rate than those loans originated for other investors.  Generally, fixed rate loans that are retained in the Savings Bank's portfolio are loans with smaller principal balances ($50,000 or less) where the value of the acreage is too great for the residence to qualify under secondary market standards.

Loan Portfolio Analysis.  The following table sets forth the composition of the Savings Bank's loan portfolio by type of loan as of the dates indicated. Construction loans are included in residential and commercial real estate loans depending on the type of security.  At June 30, 2011, the Savings Bank had $3.6 million, or 3.7% of total loans, in interim construction loans in its portfolio of which $307,000 were for residential construction and $3.3 million were for commercial construction. At June 30, 2010, the Savings Bank had $3.7 million, or 3.3% of total loans, in interim construction loans in its portfolio of which $461,000 were for residential construction and $3.2 million were for commercial construction, as described below.  Because of the relatively small amount of its construction loans, and the fact that most of these loans are made with the intent for them to convert to permanent financing, the Savings Bank does not separately disclose these types of loans.

	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	{Dollars in thousands}
Type of Loan:
Real Estate Loans
Residential Mortgage	$54,860	56.22%	$60,217	54.24%	$71,141	51.89%	$75,992	44.83%	$86,530	53.57%
Commercial real estate (1)	29,877	30.61	34,573	31.15	39,816	29.04	53,730	31.69	40,331	24.97
Land	3,283	3.36	4,358	3.93	7,395	5.39	10,756	6.34	9,095	5.63
Second mortgage loans	3,945	4.04	4,469	4.03	4,900	3.57	7,103	4.19	4,828	2.99
Total mortgage loans	91,965	94.23	103,617	93.35	123,252	89.89	147,581	87.05	140,784	87.16

Consumer Loans:
Automobile loans	807	0.83	1,127	1.02	2,052	1.50	4,726	2.79	4,078	2.53
Savings account loans	1,143	1.17	1,181	1.06	1,165	0.85	1,468	0.87	1,504	0.93
Mobile home loans	139	0.14	188	0.17	267	0.19	2,977	1.76	3,589	2.22
Other consumer	245	0.25	392	0.35	561	0.41	1,007	0.59	2,860	1.77
Total consumer loans	2,334	2.39	2,888	2.60	4,045	2.95	10,178	6.01	12,031	7.45

Commercial business	3,302	3.38	4,491	4.05	9,817	7.16	11,769	6.94	8,700	5.39

Total loans	97,601	100.00%	110,996	100.00%	137,114	100.00%	169,528	100.00%	161,515	100.00%
Add:
Unamortized deferred loan costs, net of origination fees	199		214		235		304		171
Less:
Undisbursed loans in process	-		-		1		-		1
Allowance for probable loan
Losses	1,983		2,527		4,186		2,797		2,692
Total loans receivable, net	$95,817		$108,683		$133,162		$167,035		$158,993

____________
(1) Includes multi-family residential loans

One-to-Four Family Residential Loans.  The Savings Bank originates residential mortgage loans to enable borrowers to purchase existing homes, to construct new one-to-four family homes or refinance existing debt on their homes. At June 30, 2011, $54.9 million, or 56.2% of the Savings Bank's gross loan portfolio, consisted of residential mortgage loans (almost all of which are ARMs, with the principal amortizing over loan terms ranging from 10 to 30 years).  Since 1973 until fiscal 2006, the Savings Bank had originated almost exclusively ARM loan products. The Savings Bank originates ARMs, which generally allows, but does not require, the Savings Bank to adjust the interest rate once a year, up or down, not to exceed 2% per year.  Loans of this nature, with the exception of a small number of loans originated prior to 1989 generally were limited to a 6% maximum increase over the life of the loan. Beginning in the year ended June 30, 2007, the Savings Bank has offered fixed rate one-to-four family residential mortgage lending in an effort to compete with products offered by other lenders.  Most of these loans were originated for sale in the secondary market.

The Savings Bank's lending policies generally limit the maximum loan-to-value ratio on one-to-four family residential mortgage loans originated for portfolio to 80% of the lesser of the appraised value or purchase price of the underlying residential property. A maximum loan-to-value ratio of 80% limits the Savings Bank's exposure and allows these loans to qualify for sale in the secondary market.  The Savings Bank requires title insurance, fire and casualty coverage and a flood zone determination on all residential mortgage loans originated or purchased.  All of the Savings Bank's real estate loans contain "due on sale" clauses. The Savings Bank obtains independent appraisals on all residential mortgage loans, except some owner-occupied, single-family residences with a loan balance of $75,000 or less, as well as, all non-residential mortgage loans.

At June 30, 2011, the Savings Bank had $307,000 in residential construction loans in its residential portfolio with maximum loan-to-value ratios of 80% based upon the estimated value upon completion.  Typically, the Savings Bank limits its construction lending to individuals who are building their primary residences.  Generally, loan proceeds are disbursed as construction progresses, based on invoices presented and inspections made.  Construction financing generally is considered to involve a higher degree of risk, and possibly loss, than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the estimated cost of construction and the accuracy of the initial estimate of the property's value at completion of construction or development. During the construction phase, a number of factors could result in delays and cost overruns.  The Savings Bank has sought to minimize this risk by primarily limiting construction lending to experienced builders in the Savings Bank's market area. At June 30, 2011, all $307,000 in residential construction loans were custom construction loans which represented 0.3% of the total loan portfolio.  The majority of these loans are converted into permanent residential real estate loans. During construction, these loans typically require monthly interest-only payments.  Once construction is completed, these loans convert to monthly principal and interest based on amortization schedules for conventional residential mortgages.

While construction loans inherently carry a higher level of risk than residential mortgage loans, at June 30, 2011, none of the Savings Bank’s one-to-four family construction loan portfolio was classified pursuant to federal regulations as substandard, doubtful or loss.

Second Mortgage Loans.  The Savings Bank originates fixed and adjustable rate second mortgage loans that are generally  made on the security of the borrower's residence.  Loans typically do not exceed 80% of the appraised value of the residence, less the outstanding principal of the first mortgage, and have terms of up to 10 years requiring monthly payments of principal and interest.  At June 30, 2011, second mortgage loans amounted to $3.9 million, or 4.0% of total loans of the Savings Bank.

The Savings Bank also offers home equity lines of credit.  Home equity lines of credit have terms of up to ten years and carry an interest rate of prime with a monthly adjustment for those loans that, combined with the first mortgage, result in a loan-to-value ratio of no more than 80%. The Savings Bank no longer originates loans that, combined with the first mortgage, result in a loan-to-value ratio of greater than 80%.  These loans are included with either residential loans, if they have a first lien position, or second mortgages in the various schedules that are part of this report.  As of June 30, 2011, home equity lines of credit totaled $2.5 million, of which $1.1 million was included in the residential loan totals and $1.4 million was included with the second mortgage total.

Land and Commercial Real Estate Loans.  The Savings Bank had loans outstanding secured by land and commercial real estate of $33.2 million, or 34.0% of the Savings Bank's gross loan portfolio, at June 30, 2011.

The Savings Bank’s commercial real estate loan portfolio consists of loans on a variety of types of property with no significant concentrations by property type. In addition to various types of commercial buildings and properties, this portfolio includes loans on farm land used in beef or dairy operations. At June 30, 2011, the portfolio totaled $29.9 million, or 30.6% of the total loan portfolio, and the collateral properties are primarily located in the Savings Bank's market area. The average size of these loans is $143,000. These loans typically are made with a fixed rate for one to five years and then adjust at least annually, thereafter, based on prime rate or the Constant Maturity Treasury Index ("CMT"). The Savings Bank's largest commercial real estate loan at June 30, 2011 was a participation loan of $2.6 million.  The loan is for a term of five years and is collateralized by a shopping center development in St. Joseph, Missouri. The Savings Bank also has another loan totaling $695,000 on this development. At June 30, 2011, these loans were performing according to their repayment terms.

Of primary concern in commercial real estate lending is the feasibility and cash flow potential of the property along with the borrower's creditworthiness and the value of the underlying collateral.  Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties.  As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to supply and demand in the market for the type of property securing the loan and, therefore, may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.  Commercial real estate loans also tend to have shorter maturities than residential mortgage loans and may not be fully amortizing, meaning that they may have a significant principal balance or "balloon" payment due on maturity. Commercial real estate loans with principal balances totaling approximately $4.2 million have balance payments at maturity. In addition, commercial real estate properties, particularly industrial properties, are generally subject to relatively greater environmental risks than non-commercial properties and to the corresponding burdens and costs of compliance with environmental laws and regulations.  Also, there may be costs and delays involved in enforcing rights of a property owner against tenants in default under the terms of leases with respect to commercial properties.  For example, tenants may seek the protection of the bankruptcy laws, which could result in termination of lease contracts, reducing cash flow. Loans secured by farm properties are of particular concern since repayment is dependent upon the successful operation of the farming operations, which is greatly contingent on various factors outside the control of either the borrower or the Savings Bank.  These factors include adverse weather conditions, fluctuating market prices of both final product and production costs, factors affecting the physical condition of livestock and government regulations. Weather and grain prices have been favorable for dairy and cattle operations over the past two years, and price increases for both milk and beef products have been rising, improving the outlook for these operations.

At June 30, 2011, the Savings Bank had five loans secured by multi-family residential real estate, totaling approximately $2.8 million, or 2.9% of the Savings Bank's gross loan portfolio.  At June 30, 2011, all of these loans were performing in accordance with their repayment terms.  Multi-family real estate loans are generally originated at 80% of the appraised value of the property or selling price, whichever is less, and carry interest rates that are fixed for one to five years and then adjust annually based on the CMT with the principal amortized over 15 to 30 years.  Loans secured by multi-family real estate are generally larger and involve a greater degree of risk than one-to-four family residential loans.  In addition, multi-family real estate loans carry risks similar to those associated with commercial real estate lending.

Land loans amounted to $3.3 million, or 3.4% of the gross loan portfolio at June 30, 2011 and are secured primarily by property located in the Savings Bank's primary market area. The Saving Bank’s land loans generally are of three types: loans on undeveloped land; loans on residential developments, and; loans on commercial development. At June 30, 2011, there was one loan of $109,000, or 3.3%, of land loans, that was 42 days delinquent. For additional information concerning the risks related to construction lending, see Item 1A. “Risk Factors – Our loan portfolio includes loans with a higher risk of loss.”

Consumer Loans.  The Savings Bank's consumer loans consist of automobile loans, recreational vehicles, mobile home loans, savings account loans, and various other consumer loans.  At June 30, 2011, the Savings Bank's consumer loans totaled $2.3 million, or 2.4% of the Savings Bank's total loan portfolio. Subject to market conditions, management expects to continue to market and originate consumer loans as part of its strategy to provide a wide range of personal financial services to its depository customer base and as a means to enhance the interest rate sensitivity of the Savings Bank's interest-earning assets and its interest rate spread.

At June 30, 2011, the Savings Bank's loan portfolio secured by automobiles amounted to $807,000, or 0.8% of total loans.  These loans are originated directly with the borrower with a maximum term of 60 months.  The Savings Bank may lend up to 90% of the purchase price of a new automobile or up to 90% of the purchase price, not to exceed the National Automobile Dealers Association published loan value for a used vehicle.  The Savings Bank requires all borrowers to maintain automobile insurance, including collision, fire and theft insurance, with the Savings Bank listed as loss payee.

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

Consumer loans are considered more risky than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, mobile homes, boats and recreational vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  Consumer loans may also give rise to claims and defenses by a borrower against an assignee of such loans such as the Savings Bank, and a borrower may be able to assert against the assignee claims and defenses that it has against the seller of the underlying collateral.  The largest balance of consumer loans are loans for automobiles, boats, recreational vehicles, mobile homes and small unsecured loans.  At June 30, 2011, none of loans in the Savings Bank's consumer loan portfolio was 90 days or more past due.

Commercial Business Loans.  Commercial business loans consist of loans to businesses with no real estate as security, such as business equipment loans, farm equipment loans and cattle loans.  As of June 30, 2011, these loans totaled $3.3 million, or 3.4% of the Savings Bank's total loan portfolio.  The Savings Bank has, during the past several years, had a number of commercial business loans that have become problem loans. See "-- Non-Performing Assets and Delinquencies" and "-- Allowance for Loan Losses" for data on loans originated by the Savings Bank.

At June 30, 2011, the average size of commercial business loans was $30,000.  These loans typically have maturities of five years or less and have variable interest rates based on the prime rate.  The largest commercial business loan at June 30, 2011 was an amortizing term loan to a rancher, collateralized by livestock and equipment. This loan is 90% guaranteed by the Farm Service Agency. At June 30, 2011, the balance of this loan was $346,000 and the loan was current according to its repayment terms.

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

Non-accrual commercial business loans increased by $169,000 from $82,000 at June 30, 2010 to $251,000 at June 30, 2011. The economic environment over the last three years resulted in adverse market conditions for most businesses. While there was an increase in non-accrual commercial business loans during fiscal 2011, the total of non-accrual commercial business loans remains relatively low. The Savings Bank has had some success in working with borrowers to bring their loans current or move them to other institutions.  In addition, some of these loans were resolved through repossession of the underlying collateral. However, no assurance can be given that non-performing business loans will not increase in future periods.

Loan Maturity and Re-pricing

 The following table sets forth certain information at June 30, 2011 regarding the dollar amount of loans maturing or re-pricing in the Savings Bank’s portfolio based on their contractual terms to maturity or next re-pricing date, but does not include scheduled payments or potential prepayments.

			After
		After	Three
		One Year	Years
		Through	Through	After
	Within	Three	Five	Five
	One Year	Years	Years	Years	Total
	(In thousands)
Mortgage Loans
Residential Mortgage	$2,737	$2,488	$1,809	$47,826	$54,860
Commercial Real Estate	5,542	10,959	415	12,961	29,877
Land	479	762	256	1,786	3,283
Second Mortgage	409	188	37	3,311	3,945
Total Mortgage Loans	9,167	14,397	2,517	65,884	91,965

Consumer Loans
Automobile	118	521	168	-	807
Savings Account	885	242	16	-	1,143
Mobile Home	5	5	5	124	139
Other	33	139	57	16	245
Total Consumer Loans	1,041	907	246	140	2,334

Commercial Business Loans	1,055	772	858	667	3,302

Total Loans	$11,263	$16,026	$3,621	$66,691	$97,601

The following table sets forth the dollar amount of all loans due more than one year after June 30, 2011, which have fixed interest rates and have floating or adjustable interest rates.

	At June 30, 2011
	Non-	Commercial
	Commercial	Real Estate		Commercial
	Mortgage	And Land	Consumer	Business	Total
	Loans	Loans	Loans	Loans	Loans
	(In thousands)
Interest rate terms
on amounts due after
one year:
Fixed	$11,608	$8,467	$1,198	$659	$21,932
Adjustable	44,051	18,672	95	1,588	64,406
Total	$55,659	$27,139	$1,293	$2,247	$86,338

Loan Solicitation and Processing.  The Savings Bank's main source of loans is from contacts and relationships with real estate agents, referrals from customers, and to lesser extent walk-in applicants. Once a loan application is received, a credit report, along with verification of income, is obtained.  An appraisal of the proposed collateral is then ordered. Real estate appraisals are completed by independent appraisers on all one-to-four family loans and on all other real estate secured loans.  The application is then reviewed by the loan officer and action is taken or loan write-up is presented to the Savings Bank's Directors’ Loan Committee if the amount is greater than the loan officer's lending authority.

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

	Year Ended June 30,
	2011	2010
	(In thousands)

Total gross loans at beginning of year	$110,996	$137,114
Loans originated:
Secondary market loans	350	691
One-to-four family loans	6,518	3,732
Multi-family residential and commercial real estate	3,397	4,907
Land	210	242
Total mortgage loans originated	10,475	9,572

Consumer loans:
Automobile loans	804	547
Deposit account loans	423	708
Mobile home loans	1	-
Other consumer loans	130	166
Total consumer loans originated	1,358	1,421

Commercial business loans originated	785	1,293

Loans sold:
Secondary market loans	289	1,531

Loans principal repayments	20,130	30,145

Other decreases:
Loans charged-off	1,850	2,915
Loans transferred to real estate owned	3,901	3,736
Loans transferred to repossessed assets	32	77
	5,783	6,728
Total gross loans at end of year	$97,601	$110,996

Loan Commitments.  The Savings Bank issues commitments for one-to-four family residential loans that are honored for up to 60 days from approval.  If the commitment expires, it is generally renewed upon request without penalty or expense to the borrower at the current market rate.  The Savings Bank had outstanding net loan commitments of $356,000 at June 30, 2011 compared to $594,000 at June 30, 2010. The decrease in outstanding loan commitments is primarily the result of the generally poor economic environment, generally more restrictive underwriting standards commencing in fiscal 2009 and the Savings Bank’s emphasis on issues relating to the existing loan portfolio. See Note 13 of the Notes to the Consolidated Financial Statements contained in the Annual Report to Shareholders filed as Exhibit 13 to this report.

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

  During the last two and a half years the Savings Bank’s senior management team has implemented several new procedures and policies to reduce the risk of delinquent loans.  The following are some of the key elements of the new policies and procedures:  all commercial credits with an aggregate loan balance of $100,000 or greater must be approved by the Directors’ Loan Committee; individual loan officer commercial lending limits have been lowered; a Credit Administrator position was created to coordinate the loan review process, and; extensive loan officer training has established improved consistency throughout the organization.  Also, once a loan is 45 days past due, the loan is subject to a full evaluation by the individual loan officer for potential presentation to the Directors’ Loan Committee to review and establish the proper loan grade.  Any loan graded a “special mention” or worse is subject to a quarterly review by the loan officer.

These changes were established as a direct result of an extensive internal review of loans that was initiated in fiscal 2009 following changes in senior management. Classified assets decreased by $1.1 million to $10.5 million at June 30, 2011, compared to $11.6 million of classified assets at June 30, 2010. The decrease in classified assets was the result of charge-offs, loan repayments including repayments to bring the loan current, short sales and transfers to real estate owned.

The Board of Directors is informed on a monthly basis as to the status of all mortgage and non-mortgage loans that are delinquent, as well as the status on all loans currently in foreclosure or real estate and repossessed assets owned by the Savings Bank through foreclosure or repossession.

The table below sets forth the amounts and categories of non-performing assets in the Savings Bank's loan portfolio at the dates indicated.  Loans are placed on non-accrual status when it is determined that the payment of interest or principal is doubtful of collection, or when interest or principal is past-due 90 days or more.  Any accrued but uncollected interest previously recorded on such loans is reversed in the current period and interest income is subsequently recognized upon collection.  The Savings Bank would have recorded interest income on non-accrual loans of $92,000 and $121,000 during the years ended June 30, 2011 and 2010, respectively, if such loans had been performing according to their terms during such periods.

Non-accrual loans decreased from $3.9 million at June 30, 2010 to $1.3 million at June 30, 2011.  The $2.6 million decrease in non-accrual loans was the result of a decrease of $3.2 million in non-accrual commercial real estate and land loans which was partially offset by increases of $184,000 in non-accrual residential mortgages, $169,000 in non-accrual commercial business loans and $6,000 non-accrual consumer loans. The decrease in non-accrual commercial real estate loans was primarily the result of the foreclosure on a $2.1 million loan on an office building in downtown Springfield, Missouri, and the foreclosure on a $1.2 million loan on a motel in Branson, Missouri. Both of these properties were in real estate owned at June 30, 2011.

The Savings Bank considers all non-accrual loans, loans past due 90 days or more and performing trouble debt restructured loans to be impaired. These loans are closely monitored and any necessary additional action will be taken as warranted.

The following table sets forth information with respect to the Savings Bank's non-performing assets at the dates indicated. Performing trouble debt restructured loans are included in the impaired loans not past due.

	At June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Loans accounted for on a non-accrual Basis:
Real estate:
Residential	$452	$258	$593	$94	$245
Commercial and land	630	3,587	1,714	1,882	2,171
Commercial business	251	82	717	316	467
Consumer	6	-	-	21	6
Total	$1,339	$3,927	$3,024	$2,313	$2,889

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$-	$-	$-	$296	$278
Commercial and land	-	-	122	64	81
Commercial business	-	-	166	-	-
Consumer	-	-	-	-	-
Total	$-	$-	$288	$360	$359

Total of non-accrual and 90 days past due loans	$1,339	$3,927	$3,312	$2,673	$3,248

Real estate owned	4,914	3,885	1,549	1,206	291
Repossessed assets	-	61	158	-	2
Other non-performing assets:
Impaired loans not past due	4,221	5,228	7,013	-	-
Slow home loans (60 to 90 days past due)	-	-	-	-	-
Total non-performing assets	$10,474	$13,101	$12,032	$3,879	$3,541

Total loans delinquent 90 days or more to net loans	-%	-%	0.22%	0.22%	0.23%
Total loans delinquent 90 days or more to total consolidated assets	-%	-%	0.13%	0.14%	0.15%
Total non-performing assets to total consolidated assets	5.00%	6.19%	5.23%	1.56%	1.47%

As of June 30, 2011, the Savings Bank had loans with an aggregate outstanding balance of $5.7 million with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the non-accrual loan category. These loans are reflected in the Savings Bank's classified assets, and loans designated as special mention by the Savings Bank, as described below.

Asset Classification.  Federal regulations require that each insured savings institution review and classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets: substandard, doubtful and loss.  An asset is classified substandard when it is inadequately protected by the current net worth and paying capacity of the borrower or by the collateral pledged, if any.  Assets so classified must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. The Savings Bank's policy is to classify as substandard, for example, any loan, irrespective of payment record or collateral value, when a bankruptcy filing occurs, the pay record becomes erratic (e.g., the borrower misses several monthly payments, but makes double payments in the future), or a loan becomes contractually delinquent by three monthly payments. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses for the full amount of the portion of the asset classified as loss or charge-off such amount.  All or a portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

The Savings Bank, until fiscal 2010, rarely used the "special mention" category in its internal loan classification process.  Instead, a category titled “watch” was used by the Savings Bank to monitor loans which were not typical in their repayment terms, collateral, or a situation with the borrower that may create repayment difficulties in the future.  In connection with the assistance of a consultant that was retained to review large loans, the Savings Bank’s internal policies on asset classification were reviewed and updated.   As a result, an asset is designated as special mention when it has potential weaknesses that deserve management’s close attention, and which left uncorrected, may result in the deterioration of the repayment prospects for the asset or in the Savings Bank’s credit position.

At June 30, 2011 and 2010 the aggregate amounts of the Savings Bank's classified assets and special mention credits, as determined by the Savings Bank, and of the Savings Bank's general and specific loss allowances and net charge-offs, were as follows:

	At June 30,
	2011	2010
	(In thousands)
Loss	$-	$-
Doubtful loans	-	-
Substandard loans	5,560	7,678
Total classified loans	5,560	7,678
Special mention credits	176	1,602
Total loans of concern	$5,736	$9,280

Total classified loans	$5,560	$7,678
Real estate owned	4,914	3,885
Repossessed collateral	-	61
Total classified assets	$10,474	$11,624

	At June 30,
	2011	2010
	(In thousands)
General loss allowances	$1,277	$1,290
Specific loss allowances	706	1,237
Total loss allowances	$1,983	$2,527

Net charge-offs	$1,726	$2,661

Net charge-offs in fiscal 2011 decreased by $935,000, or 35.1%, to $1.7 million compared to $2.7 million in fiscal 2010. A substantial majority of the charge-offs for both fiscal years related to credits identified as problem loans during fiscal 2009, the larger portion of which was charged-off during fiscal 2009.

The $1.1 million decrease in classified assets to $10.5 million at June 30, 2011 from $11.6 million at June 30, 2010 was the result of the impact of several factors. Some loans were taken to foreclosure or repossession, which resulted in an increase in real estate owned. Some loans were written down. Some borrowers refinanced with other financial institutions. Finally, some loans were brought current.

At June 30, 2011, the Savings Bank's largest substandard loan to one borrower consisted of two loans to a limited liability corporation with outstanding balances totaling $1.9 million.  The first loan is a commercial real estate loan of $1.7 million collateralized by a strip mall in Forsyth, Missouri. At June 30, 2011, this loan was 15 days delinquent. A reserve of $301,000 has been provided on this loan. The second loan has a balance of $251,000 and is collateralized by residential real estate. At June 30, 2011, this loan was current. A reserve of $6,000 has been provided on this loan.

Real Estate Owned and Other Repossessed Assets

Real estate owned and other repossessed assets includes real estate and other assets acquired in the settlement of loans, which is recorded at the estimated fair value less the estimated costs to sell the asset.  Any write down at the time of foreclosure is charged against the allowance for loan losses.  Subsequently, net expenses related to holding the property and declines in the market value are charged against income. At June 30, 2011, real estate owned consisted of twenty-three properties (twelve single family residences, eight commercial properties and three parcels of vacant land) with a net book value of $4.9 million. At June 30, 2011, there was no repossessed collateral on the books of either the Savings Bank or the Company. At June 30, 2010, real estate owned consisted of eighteen properties (ten single family residences, seven commercial properties and one parcel of farmland) with a net book value of $3.9 million. At June 30, 2010, repossessed collateral consisted of 1,168 radiators, 23 sections of steel shelving, a pallet jack and a moveable staircase with a book value of $53,000, and a motorcycle with a book value of $7,000.

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

The allowance for loan losses is evaluated on a monthly basis by management and is based on management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions, such as unemployment rates, bankruptcies and vacancy rates of business and residential properties. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance for loan losses includes allowance allocations calculated in accordance with ASC Topic 310, Receivables and allowance allocations calculated in accordance with ASC Topic 450, Accounting for Contingencies. The level of the allowance reflects management’s continuing evaluations of delinquencies, charge-offs and recoveries, loan volumes and terms, changes in underwriting procedures, depth of the Company’s lending management, national and local economy, industry conditions, credit concentrations, and other external factors, including competition and legal and regulatory requirements, as well as trends in the foregoing.

The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.

The Savings Bank had an allowance for loan losses at June 30, 2011 and 2010 of $2.0 million and $2.5 million, respectively. Since the end of fiscal 2007, primarily as the result of deterioration in the commercial real estate and commercial business loan portfolios, due to the distressed economic environment, the Savings Bank has provided $8.6 million in allowances for loan losses. At June 30, 2008 the allowance for loan losses was $2.8 million, or 1.6%, of gross loans compared to $4.2 million, or 3.1%, of gross loans at June 30, 2009, $2.5 million, or 2.3%, of gross loans at June 30, 2010 and $2.0 million, or 2.0%, of gross loans at June 30, 2011. In addition, the allowance as of June 30, 2011 was 26.0% of non-performing assets.

Management believes that the allowance for loan losses was adequate at June 30, 2011 to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of the Savings Bank's allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional provision based upon their judgment of information available to them at the time of their examination.  Any material increase in the allowance may adversely affect the Savings Bank's financial condition and earnings.

The following table sets forth an analysis of the Savings Bank's allowance for loan losses for the periods indicated.

	At or For The Year Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Allowance at beginning of period	$2,527	$4,186	$2,797	$2,692	$2,474
Provision for loan losses	1,182	852	5,314	1,291	426
Recoveries:
Residential real estate	44	12	7	3	24
Commercial real estate	19	27	91	1	8
Consumer	18	21	77	27	37
Commercial business	43	194	71	5	96
Total recoveries	124	254	246	36	165

Charge-offs:
Residential real estate	577	694	678	393	169
Commercial real estate	961	1,096	2,065	325	94
Consumer	30	28	175	62	32
Commercial business	282	1,097	1,253	442	78
Total charge-offs	1,850	2,915	4,171	1,222	373
Net charge-offs	1,726	2,661	3,925	1,186	208
Transfer from allowance on letter of credit	-	150	-	-	-
Allowance at end of period	$1,983	$2,527	$4,186	$2,797	$2,692

Ratio of allowance to total loans outstanding at the end of the period	2.03%	2.28%	3.05%	1.65%	1.59%
Ratio of net charge offs to average loans outstanding during the period	1.70%	1.97%	2.93%	0.74%	0.14%

During the last two fiscal years, there were some significant changes in the reserve allocations of the different loan categories. The decrease in the dollar amount of the allowance and the decrease in the percent of the allowance to total loans for residential real estate loan was primarily the result of the majority of the loans that were past due at June 30, 2009 either having been transferred to real estate owned, charged off or a combination of both.

The decrease in the allowance and its percentage to total commercial real estate loans between June 30, 2010 and June 30, 2011 was primarily due to loans with approximately $3.3 million in total principal balances and approximately $800,000 in allowances for loan losses having been foreclosed and included in real estate owned at June 30, 2011. This reversed the increases that occurred during fiscal 2010.

The decrease in the allowance and its percentage to total commercial business loans during fiscal 2010 was primarily due to write-offs during the 2010 fiscal year and the upgrade of one loan which had had an allowance of $356,000. The change during fiscal 2011 was not significant.

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

Allowance for Loan Losses by Category

	At June 30,
	2011			2010			2009
		Percent			Percent			Percent
		Of	Percent		Of	Percent		Of	Percent
		Allowance	Of Gross		Allowance	Of Gross		Allowance	Of Gross
		to Out-	Loans in		to Out-	Loans in		to Out-	Loans in
		Standing	Category		Standing	Category		Standing	Category
		Loans in	To Gross		Loans in	To Gross		Loans in	To Gross
	Amount	Category	Loans	Amount	Category	Loans	Amount	Category	Loans
	(Dollars in thousands)
Real estate -- mortgage:
Residential	$203	0.37%	56.22%	$380	0.63%	54.24%	$749	1.06%	51.89%
Commercial	1,324	4.43	30.61	1,713	4.96	31.15	991	2.89	29.04
Land	70	2.13	3.36	73	1.68	3.93	176	2.38	5.39
Second mortgage loans	105	2.67	4.04	107	2.39	4.03	157	3.20	3.57
Consumer	23	0.98	2.39	20	0.71	2.60	86	2.13	2.95
Commercial business	258	7.81	3.38	234	5.20	4.05	2,027	20.66	7.16
Total allowance for loan losses	$1,983	2.03%	100.00%	$2,527	2.28%	100.00%	$4,186	3.05%	100.00%

	At June 30,
	2008			2007
		Percent			Percent
		Of	Percent		Of	Percent
		Allowance	Of Gross		Allowance	Of Gross
		to Out-	Loans in		to Out-	Loans in
		Standing	Category		Standing	Category
		Loans in	To Gross		Loans in	To Gross
	Amount	Category	Loans	Amount	Category	Loans
	(Dollars in thousands)
Real estate -- mortgage:
Residential	$411	0.54%	44.83%	$164	0.19%	53.58%
Commercial	991	1.84	31.69	1,567	3.89	24.97
Land	196	1.82	6.34	119	1.31	5.63
Second mortgage loans	23	0.32	4.19	60	1.24	2.99
Consumer	228	2.24	6.01	239	1.99	7.44
Commercial business	948	8.06	6.94	543	6.24	5.39
Total allowance for loan losses	$2,797	1.65%	100.00%	$2,692	1.59%	100.00%

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

Routine short-term investment decisions, which are reported monthly to the Board of Directors, are made by the Savings Bank’s President, Chief Financial Officer and Controller, who act within policies established by the Board. Those securities include federally insured certificates of deposit, FHLB time obligations, bankers acceptances, treasury obligations, U.S. Government agency obligations, mortgage-backed securities, bank qualifying municipal tax exempt bonds, and corporate bonds.  Securities not within the parameters of the policies require prior Board approval.  Securities are purchased for investment purposes.  The goals of the Savings Bank's investment policy are to select securities based on safety first, flexibility second and diversification third. In addition, as a result of the concern with interest rate risk exposure, there has been a focus on short-term investments.  At June 30, 2011, the Company's and the Savings Bank's securities portfolio (which includes securities held by the Savings Bank, including stock in the FHLB) totaled $72.7 million (of which $54.1 million were available for sale) and consisted primarily of federal agency obligation securities, federal agency mortgage-backed securities, common stocks, FHLB stock and municipal bonds.  For further information concerning the securities portfolio, see Note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report.

Securities Analysis

The following table sets forth the Company's securities portfolio at carrying value at the dates indicated. Securities that are held-to-maturity are shown at amortized cost, and securities that are available-for-sale are shown at the current market value.

	At June 30,
	2011		2010		2009
	Book	Percent	Book	Percent	Book	Percent
	Value	Of	Value	Of	Value	Of
	(1)	Portfolio	(1)	Portfolio	(1)	Portfolio
	(Dollars in thousands)
Debt securities:
United States Government
and Federal agencies
obligations	$39,733	54.68%	$27,028	43.07%	$8,609	17.40%
Obligations of state and
political subdivisions	1,103	1.52	1,575	2.51	1,854	3.75
Federal agency mortgage- backed securities	31,146	42.87	33,438	53.29	37,167	75.10
Total debt securities	71,982	99.07	62,041	98.87	47,630	96.25
Equity securities:
FHLB stock	429	0.59	434	0.69	1,581	3.19
Other	244	0.34	276	0.44	278	0.56
Total equity securities	673	0.93	710	1.13	1,859	3.75
Total securities	$72,655	100.00%	$62,751	100.00%	$49,489	100.00%

_____________
(1)
The market value of the Company's securities portfolio amounted to $72.7 million, $62.8 million and $49.5 million at June 30, 2011, 2010 and 2009, respectively.  At June 30, 2011, the market value of the principal component of the Company's and the Savings Bank’s securities portfolio, which were federal agency securities, was $39.7 million.

       The following table sets forth the maturities and weighted average yields of the debt securities in the Company's investment securities portfolio at June 30, 2011.

			After One Year		After Five Years
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
United States
Government
and Federal
Agency
obligations	$-	-%	$5,080	2.13%	$18,736	2.37%	$15,917	3.09%

Obligations of
state and
Political
subdivisions	295	4.14	808	4.54	-	-	-	-

Mortgage-backed
securities	541	3.46	338	5.50	5,671	4.15	24,596	4.14
Total debt securities	$836		$6,226		$24,407		$40,513

At June 30, 2011, other than United State Government agency securities and United States Government agency mortgage-backed securities, the Company held no security which had an aggregate book value in excess of 10% of the Company's stockholders' equity.

To supplement lending activities in periods of deposit growth and/or declining loan demand, the Savings Bank has invested in residential mortgage-backed securities.  Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.  For information regarding the carrying and market values of the Company's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements included in the Annual Report.  The Savings Bank has invested in federal agency securities issued by FHLMC, FNMA and Government National Mortgage Association ("GNMA").  As of June 30, 2011, 27.4% of the outstanding balance of the mortgage-backed securities had adjustable rates of interest that adjust within the next two years.  As of June 30, 2011, the Savings Bank's portfolio included $31.0 million of mortgage-backed securities purchased as investments to supplement the Savings Bank's mortgage lending activities.

The FHLMC, FNMA and GNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, one-to-four family residential mortgages issued by these government-sponsored entities.  As a result, the interest rate risk characteristics of the underlying pool of mortgages, such as fixed- or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.  FHLMC and FNMA provide the certificate holder a guarantee of timely payments of interest and ultimate collection of principal, whether or not they have been collected.  GNMA's guarantee to the holder of timely payments of principal and interest is backed by the full faith and credit of the U.S. government.  Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that reduce credit risk.  In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize obligations of the Savings Bank. At June 30, 2011, the Savings Bank owned no mortgage derivative products.

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

Deposit Accounts.  Deposits are attracted from within the Savings Bank's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of its deposit accounts, the Savings Bank considers the rates offered by its competition, profitability to the Savings Bank, matching deposit and loan products and its customer preferences and concerns.  The Savings Bank does not have any brokered deposits. The Savings Bank generally reviews its deposit mix and pricing at least weekly, and adjusts it as necessitated by liquidity needs, its asset/liability objectives and competition.

The Savings Bank experienced a $586,000 increase in deposits during the year ended June 30, 2011. However, on June 30, 2011, the Savings Bank received an incoming wire transfer of $13.7 million for credit to the account of one of its commercial customers. It is not anticipated that these funds will remain on deposit for an extended period of time. Absent this wire deposit, the Savings Bank would have experienced a decrease in deposits of $13.1 million during the year ended June 30, 2011. Certificates of deposit decreased by $10.6 million from $77.2 million at June 30, 2010 to $66.6 million at June 30, 2011, and money market savings accounts decreased by $4.6 million from $36.0 million at June 30, 2010 to $31.4 million at June 30, 2011. These decreases were offset by increases in non-interest-bearing checking balances which increased by $12.5 million from $11.8 million at June 30, 2010 to $24.3 million at June 30, 2011, savings accounts which increased by $767,000 from $20.5 million at June 30, 2010 to $21.2 million at June 30, 2011 and in NOW account balances which increased by $2.5 million from $34.6 million at June 30, 2010 to $37.1 million at June 30, 2011. During most of the fiscal year ended June 30, 2011, with the exception of our e-checking product and four and five year certificates of deposit, the rates paid by the Savings Bank were below the mid-point of the range of rates offered by competitors in each type and maturity of account.

The following table sets forth information concerning the Savings Bank's time deposits and other interest-bearing deposits at June 30, 2011.

Weighted
Average					Percentage
Interest			Minimum		of Total
Rate	Term	Category	Amount	Balance	Deposits
				(Dollars in thousands)
0.00%	None	Non-interest bearing	$100	$24,303	13.45%
0.36	None	NOW accounts	100	37,127	20.55
0.40	None	Super Saver accounts	1,000	8,627	4.78
0.10	None	Savings accounts	25	12,606	6.98
0.69	None	Money Market Savings	10,000	31,367	17.36

		Certificates of deposit
0.25	3 months	Fixed term, fixed rate	500	732	0.41
0.61	6 months	Fixed term, fixed rate	500	7,298	4.04
0.60	9 months	Fixed term, fixed rate	500	1,049	0.58
1.13	11 months	Fixed term, fixed rate	500	1,336	0.74
0.96	12 months	Fixed term, fixed rate	500	11,718	6.49
1.26	15 months	Fixed term, fixed rate	500	780	0.43
1.18	18 months	Fixed term, fixed rate	500	1,210	0.67
0.00	21 months	Fixed term, fixed rate	500	-	0.00
1.65	24 months	Fixed term, fixed rate	500	6,363	3.52
0.00	27 months	Fixed term, fixed rate	500	-	0.00
2.00	30 months	Fixed term, fixed rate	500	272	0.15
0.00	33 months	Fixed term, fixed rate	500	-	0.00
2.41	36 months	Fixed term, fixed rate	500	1,989	1.10
2.33	48 months	Fixed term, fixed rate	500	1,706	0.94
3.12	60 months	Fixed term, fixed rate	500	3,905	2.16
2.70	72 months	Fixed term, fixed rate	500	20	0.01
1.36	Various	Fixed term, adjustable rate	500	6,561	3.63
1.60	Various	Jumbo certificates	100,000	21,692	12.01
				$180,661	100.00%

           The following table indicates the amount of the Savings Bank's jumbo certificates of deposit by time remaining until maturity as of June 30, 2011.  Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

Jumbo
Certificates
Maturity Period	Of Deposit
(In thousands)
Three months or less	$3,018
After three through six months	4,505
After six through twelve months	6,250
After twelve months	7,919
Total	$21,692

Time Deposits by Rates. The following table sets forth the time deposits in the Savings Bank classified by rates as of the dates indicated.

	At June 30,
	2011	2010
	(In thousands)
0.00 - 1.49%	$45,321	$27,712
1.50 - 2.49%	11,298	23,888
2.50 - 3.49%	6,663	17,342
3.50 - 4.49%	832	1,276
4.50 - 5.00%	2,517	6,173
5.01 – 5.49%	-	780
Over 5.49%	-	-
Total	$66,631	$77,171

The following table sets forth the amount and maturities of time deposits at June 30, 2011.

	Amount Due
		More	More	More
		Than	Than	than			Percent
		One Year	2 Years	3 Years			of Total
	One Year	Thru	Thru	Thru	After 4		Certifiacte
	Or less	2 Years	3 Years	4 Years	Years	Total	Accounts
0.00 - 1.49%	$34,278	$7,494	$1,940	$1,608	$1	$45,321	68.01
1.50 - 2.49%	5,368	1,813	1,150	1,526	1,441	11,298	16.96
2.50 - 3.49%	1,604	2,026	2,332	686	15	6,663	10.00
3.50 - 4.49%	669	138	2	23	-	832	1.25
4.50 - 5.49%	1,442	1,075	-	-	-	2,517	3.78
Over 5.50%	-	-	-	-	-	-	-
Total	$43,361	$12,546	$5,424	$3,843	$1,457	$66,631	100.00

Deposit Flow. The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Savings Bank at the dates indicated.
	At June 30,
	2011			2010
		Percent			Percent
		Of	Increase		Of	Increase
	Amount	Total	(Decrease)	Amount	Total	(Decrease)
			(Dollars in thousands)

Non-interest bearing	$24,303	13.45%	$12,529	$11,774	6.54%	$(2,966)
NOW checking	37,127	20.55	2,495	34,632	19.23	2,147
Regular savings
accounts	8,627	4.78	1,226	9,086	5.05	(230)
Super Saver accounts	12,606	6.98	(459)	11,380	6.32	(398)
Money Market
savings accounts	31,367	17.36	(4,665)	36,032	20.00	1,321
Fixed-rate
Certificates
Which mature (1):
Within 1 year	39,729	21.99	(11,096)	50,825	28.23	(2,034)
After 1 year, but
Within 2 years	9,703	5.37	2,848	6,855	3.81	(4,347)
After 2 years, but
Within 5 years	8,224	4.55	1,429	6,795	3.77	2,872
After 5 years	30	0.02	15	15	0.01	-
Adjustable-rate
Certificates	8,945	4.95	(3,736)	12,681	7.04	(5,508)
Total
Certificates	66,631	36.88	(10,540)	77,171	42.86	(9,017)
Total	$180,661	100.00%	$586	$180,075	100.00%	$(9,143)

(1)
At June 30, 2011 and 2010, jumbo certificates of deposit amounted to $21.7 million and $25.8 million, respectively, and Individual Retirement Accounts (“IRAs”) amounted to $19.8 million and $23.2 million at those dates, respectively.

The following table sets forth the savings activities of the Savings Bank for the periods indicated.

	Years Ended June 30,
	2011	2010
	(In thousands)
Beginning balance	$180,075	$189,218
Net increase (decrease)
before interest credited	(1,454)	(12,411)
Interest credited	2,040	3,268
Net increase/(decrease) in
savings deposits	586	(9,143)
Ending balance	$180,661	$180,075

In the unlikely event the Savings Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company, as sole stockholder of the Savings Bank.  Substantially all of the Savings Bank's depositors are residents of the State of Missouri.

Retail Repurchase Agreements.  In December 2006, the Savings Bank began to offer retail repurchase agreements.  This was done to provide an additional product for its existing customer base and to attract new customers who would find the product beneficial.  Customers with large balances in checking accounts benefit by having those balances which exceed a predetermined level "swept" out of the checking account and into retail repurchase accounts.  The repurchase account earns interest at a floating market rate and is uninsured. However, the balance is collateralized by designated investment securities of the Savings Bank.  At June 30, 2011, the Savings Bank had $6.4 million in retail repurchase agreements, as compared to $5.4 million at June 30, 2010.

Borrowings.  Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes.  The Savings Bank also relies on advances from the FHLB-Des Moines to supply funds and to act as a source of liquidity, if needed.  The FHLB-Des Moines has served as the Savings Bank's primary borrowing source.  Advances from the FHLB-Des Moines are typically secured by the Savings Bank's first mortgage loans.  These advances require monthly payments of interest only with principal due at maturity and have fixed rates. At June 30, 2011, the Savings Bank had $3.0 million in advances from the FHLB-Des Moines.

The following tables set forth certain information concerning the Savings Bank's borrowings at the dates and for the periods indicated.

	At June 30,
	2011	2010	2009
Weighted average rate paid on
FHLB advances	4.94%	4.94%	3.05%

	Years Ended June 30,
	2011	2010	2009
	(Dollars in thousands)
Maximum amounts of FHLB advances
outstanding at any month end	$3,000	$10,000	$29,000
Approximate average FHLB advances
outstanding	$3,000	$5,692	22,846
Approximate average effective rate
paid on FHLB advances	5.00%	3.18%	5.14%

The FHLB-Des Moines functions as a central reserve bank providing credit for savings and loan associations and other member financial institutions.  As a member, the Savings Bank is required to own capital stock in the FHLB-Des Moines and is authorized to apply for advances on the security of such stock and on the security of certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's retained earnings or on the FHLB's assessment of the institution's creditworthiness. The FHLB-Des Moines determines specific lines of credit for each member institution. As of June 30, 2011, the Savings Bank, based on the available collateral, could have borrowed an additional $46.3 million in advances from the FHLB.

Subsidiary Activities

Fybar Service Corporation ("Fybar") is a Missouri corporation wholly-owned by the Savings Bank.  Fybar serves as Trustee on all the Savings Bank's deeds of trust, is a registered agent and receives limited income from credit life and accident and health policies written in conjunction with the Savings Bank's loans.  At June 30, 2011, the Savings Bank had an investment in Fybar of $626,000.

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

Federal Regulation of Savings Banks

New Legislation.  On July 21 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•
On July 21, 2011, the responsibilities and authority of the OTS to supervise and examine state savings associations, including the Savings Bank, were transferred to the FDIC, and the responsibilities and authority of the OTS to supervise and examine savings and loan holding companies, including the Company, to the Federal Reserve.

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

•
Effective July 21, 2011, repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

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

Insurance of Accounts and Regulation by the FDIC. The Savings Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC.  Deposits are insured up to the applicable limits by the FDIC, backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely. In December 2009, the Savings Bank paid the prepaid assessment of $1.6 million; and as of June 30, 2011, the outstanding prepaid assessment was $753,000.

As required by the Dodd-Frank Act, the FDIC adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution's total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion will be assigned one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. A range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to nine basis points for Risk Category I, nine to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not yet announced how it will implement this offset.  In addition to the statutory minimum ratio the FDIC must designate a reserve ratio, known as the designated reserve ratio (“DRR”), which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR.  In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to fund the costs of failed thrifts in the 1980s. For the quarterly period ended March 31, 2011, the Financing Corporation assessment equaled 1.00 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.

Under the Dodd-Frank Act, beginning on January 1, 2011, all non-interest bearing transaction accounts and IOLTA accounts qualify for unlimited deposit insurance by the FDIC through December 31, 2012.  NOW accounts, which were previously fully insured under the Transaction Account Guarantee Program, are no longer eligible for an unlimited guarantee due to the expiration of this program on December 31, 2010.  NOW accounts, along with all other deposits maintained at the Savings Bank, are now insured by the FDIC up to $250,000 per account owner.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the fiscal year ending March 31, 2011 averaged 5.33 basis points of assessable deposits. The Financing Corporation was chartered in 1987, by the OTS’ predecessor, the Federal Home Loan Bank Board, solely for the purpose of functioning as a vehicle for the recapitalization of the deposit insurance system.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF.  The FDIC also has the authority to take enforcement actions against banks and savings associations.

The Dodd-Frank Act contains a number of provisions that will affect the capital requirements applicable to the Company and the Savings Bank, including the requirement that thrift holding companies be subject to consolidated capital requirements, effective July 21, 2011, the date the OTS became part of the OCC. In addition, on September 12, 2010, the Basel Committee adopted the Basel III capital rules. These rules, which will be phased in over a period of years, set new standards for common equity, tier 1 and total capital, determined on a risk-weighted basis. The impact on the Company and the Savings Bank of the Basel III rules cannot be determined at this time. For additional information, see “-- Capital Requirements -- Possible Changes to Capital Requirements Resulting from Basel III” set forth below.

A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Savings Bank.  There can be no prediction as to what insurance assessment rates will be in the future.  Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  Management of the Savings Bank is not aware of any practice, condition or violation that might lead to termination of the Savings Bank’s deposit insurance.

Federal Home Loan Bank System.  The Savings Bank is a member of the FHLB-Des Moines, which is one of 12 regional FHLBs that administer the home financing credit function of member financial institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  At June 30, 2011, the Savings Bank had $3.0 million of outstanding advances from the FHLB-Des Moines.  See “Business -- Deposit Activities and Other Sources of Funds -- Borrowings” herein.

As a member, the Savings Bank is required to purchase and maintain stock in the FHLB-Des Moines.  At June 30, 2011, the Savings Bank had $434,000 in FHLB-Des Moines stock, which was in compliance with this requirement.  In past years, the Savings Bank has received substantial dividends on its FHLB-Des Moines stock.  The average dividend yield for fiscal 2011, 2010, 2009 and 2008 was 3.00%, 2.56%, 0.94% and 4.46%, respectively.  There can be no assurance that the FHLB-Des Moines will maintain its dividend at these levels.

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

Prompt Corrective Action.  Federal statutes establish a supervisory framework based on five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors.  The federal banking agencies have adopted regulations that implement this statutory framework.  Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level.  In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4%, and a leverage ratio of not less than 4%.  Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized.  Failure by institutions to comply with applicable capital requirements would, if not remedied, result in progressively more severe restrictions on their respective activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator.  Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

At June 30, 2011, First Home would have been categorized as "well capitalized" under the prompt corrective action regulations of the OTS, based on its regulatory capital ratios. However, since the Savings Bank is operating under a Cease and Desist Order, it is not considered “well capitalized” and is deemed “adequately capitalized.”

Qualified Thrift Lender Test.  All savings associations, including First Home, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations.  This test requires a savings association to have at least 65% of its total assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (“Code”).  Under either test, such assets primarily consist of residential housing related loans and investments.  A savings association that fails to meet the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a national bank charter.  At June 30, 2011, First Home maintained 63.63% of it portfolio assets in qualified thrift investments and, therefore, at that date was below the requirement of the qualified thrift lender test. This was the result of an incoming wire transfer deposit on June 30, 2011, the proceeds from which became part of total assets, but were in excess of the 20% cap on liquidity includable as qualifying in the calculation. The Savings Bank exceeded the 65% requirement in August 2011.

Capital Requirements.  The FDIC's capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% core capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed above also establish, in effect, minimum ratios of 2% tangible capital, 4% core capital (3% for institutions receiving the highest rating on the CAMELS system), 8% risk-based capital and, 4% Tier I risk-based capital. The OTS regulations also require that, in meeting the tangible, core and risk-based capital ratios, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier I and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the FDIC capital regulation based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At June 30, 2011, the Savings Bank met each of these capital requirements, which is reflected in the following table.

	At June 30, 2011
		Percent of
	Amount	Assets
	(Dollars in thousands)
Tangible capital	$16,387	7.90%
Minimum required tangible capital	3,110	1.50
Excess	$13,277	6.40%

Core capital	$16,387	7.90%
Minimum required core capital	8,292	4.00
Excess	$8,095	3.90%

Risk-based capital	$17,568	18.34%
Minimum risk-based capital requirement	7,662	8.00
Excess	$9,906	10.34%

Possible Changes to Capital Requirements Resulting from Basel III. In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III.”  Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including the Savings Bank.

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

• A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.

• A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.

• A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period.

• An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

• Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

• Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

• Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities.

• For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator.  A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector.   The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and net stable funding ratio (“NSFR”).  The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario.  The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon.  Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

Limitations on Capital Distributions.  FDIC regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  Generally, savings institutions, such as the Savings Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision or in troubled condition by the FDIC may have its dividend authority restricted by the FDIC.  The Savings Bank currently is required to file an application and receive approval of the FDIC prior to paying any dividends or making any capital distributions.  For additional information, see “Item 1A -- Risk Factors--Risks Related to Our Market and Business--We are subject to the restrictions and conditions of Cease and Desist Orders. Failure to comply with the Cease and Desist Orders could result in additional enforcement action against us, including the imposition of monetary penalties.”

Generally, savings institutions proposing to make any capital distribution need not submit written notice to the FDIC prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution.  Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain FDIC approval prior to making such distribution.  The

FDIC may object to the distribution during that 30-day period based on safety and soundness concerns.

Loans to One Borrower.  Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower.  A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by specified readily-marketable collateral.  At June 30, 2011, the Savings Bank's largest extension of credit outstanding to any one borrower, including related entities, was $3.8 million, of which $483,000 was unfunded.  This amount represents two participation loans secured by a shopping center development in St. Joseph, Missouri. These loans were performing in accordance with their terms at that date.

The federal banking agencies have also adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution that fails to comply with these standards must submit a compliance plan.

Activities of Savings Associations and Their Subsidiaries.  When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC 30 days in advance and provide the required information in connection with such notification.  Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

The FDIC may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the savings association or is inconsistent with sound banking practices or with the purposes of the Federal Deposit Insurance Act.  Based upon that determination, the FDIC has the authority to order the savings association to divest itself of control of the subsidiary.  The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the DIF.  If so, it may require that no DIF member engage in that activity directly.

Transactions with Affiliates. The Savings Bank's authority to engage in transactions with "affiliates" is limited by FDIC regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board's Regulation W.  The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution.  The Company and its non-savings institution subsidiaries would be affiliates of the Savings Bank.  In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  In addition, certain types of transactions are restricted to an aggregate percentage of the institution's capital. Collateral in specified amounts must be provided by affiliates in order to receive loans from an institution.  In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary. Federally insured savings institutions are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower.  In addition, these institutions are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.  An institution deemed to be in “troubled condition” must file a notice with the OTS and obtain its non-

objection to any transaction with an affiliate (subject to certain exemptions).

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

Federal Reserve System.  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal (“NOW”) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank.  As of June 30, 2011, the Savings Bank’s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

Community Reinvestment Act.  Under the Community Reinvestment Act (“CRA”), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the FDIC, in connection with the examination of the Savings Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Savings Bank.  The FDIC may use an unsatisfactory rating as the basis for the denial of an application.  Due to the heightened attention being given to the CRA in the past few years, the Savings Bank may be required to devote additional funds for investment and lending in its local community.  The Savings Bank was examined for CRA compliance and received a rating of outstanding in its latest examination.

Regulatory and Criminal Enforcement Provisions.  The FDIC has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to the removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.1 million per day in especially egregious cases.  Federal law also establishes criminal penalties for certain violations.

Environmental Issues Associated with Real Estate Lending.  The Comprehensive Environmental Response, Compensation and Liability Act

("CERCLA"), a federal statute, generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste.  However, Congress asked to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.  In addition, lenders, such as the Savings Bank, may be subject to environmental liabilities with respect to real estate properties that are placed in foreclosure that they subsequently take title to.  For additional information, see Item 1A, “Risk Factors -– Risks Related to Our Market and Business -- Our real estate lending also exposes us to the risk of environmental liabilities.”

To the extent that legal uncertainty exists in this area, all creditors, including the Savings Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Regulation of First Bancshares

General.  First Bancshares is a unitary savings and loan holding company subject to the regulatory oversight of the Federal Reserve as successor to the powers and authority of the OTS.  Accordingly, the Company is required to register and file reports with the Federal Reserve and is subject to  regulation and examination by the Federal Reserve .  In addition, the Federal Reserve has enforcement authority over the Company and its non-savings institution subsidiaries, which also permits the Federal Reserve  to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution. In addition, beginning July 21, 2015, the Company as a savings and loan holding company will be subject to the same leverage and risk-based capital requirements that apply to insured depository institutions.

Activities Restrictions.  The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below.  The GLBA also specifies, subject to a grandfather provision, that existing savings and loan holding companies may only engage in such activities.  The Company qualifies for the grandfathering and is therefore not restricted in terms of its activities.  Upon any non-supervisory acquisition by the company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be limited to those activities permitted multiple savings and loan holding companies by OTS regulation.  Multiple savings and loan holding companies may engage in activities permitted for financial holding companies, and certain other activities including acting as a trustee under deed of trust and real estate investments.

If the Savings Bank fails the qualified thrift lender test, the Company must, within one year of that failure, register as, and will become subject to, the restrictions applicable to bank holding companies.  See "Regulation of First Home -- Qualified Thrift Lender Test" for information regarding the Savings Bank's qualified thrift lender test.

Mergers and Acquisitions. The Company must obtain approval from the Federal Reserve before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets.  In evaluating an application for the Company to acquire control of a savings institution, the Federal Reserve would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the DIF, the convenience and the needs of the community and competitive factors.

The Federal Reserve may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions; (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the states of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

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

Competition

The Savings Bank has been, and continues to be, a community-oriented savings institution offering a variety of financial resources to meet the needs of Wright, Webster, Douglas, Ozark, Christian, Stone, Taney and Greene counties, Missouri.  The Savings Bank also transacts a significant amount of business in Texas County, Missouri.  The Savings Bank's deposit gathering and lending activities are concentrated in these market areas.  At June 30, 2011, the Savings Bank's offices were located in Mountain Grove, Marshfield, Ava, Gainesville, Sparta, Theodosia, Crane, Galena, Kissee Mills, Rockaway Beach, and Springfield, Missouri.

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

The competitive factors among financial institutions can be classified into two categories: competitive rates and competitive services.  Interest rates are widely advertised and thus competitive, especially in the area of time deposits.  From a service standpoint, financial institutions compete against each other in types and quality of services.  The Savings Bank is generally competitive with other financial institutions in its area with respect to interest rates paid on time and savings deposits, fees charged on deposit accounts, and interest rates charged on loans.  With respect to services, the Savings Bank offers a customer service-oriented atmosphere which management believes is tailored to its customers' needs.

The Savings Bank also believes it benefits from its focus on meeting the needs of it community as well as its relatively high core deposit base.

Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company and the Savings Bank.

Name	Age(1)	Position

R. Bradley Weaver	55	Chairman of the Board and Chief Executive Officer of the Company and the Savings Bank

Lannie E. Crawford	60	President of the Company and the Savings Bank

Ronald J. Walters	61	Senior Vice President, Treasurer and Chief Financial Officer of the Company and the Savings Bank

Dale W. Keenan	48	Executive Vice President and Senior Lender of the Savings Bank; Vice President of the Company
_________________
(1)	As of June 30, 2011.

The principal occupation of each executive officer of the Company is set forth below.  All executive officers reside in the Savings Bank's primary trade area in Missouri, unless otherwise stated. There are no family relationships among or between the executive officers, unless otherwise stated.

R. Bradley Weaver was appointed as Chief Executive Officer of the Savings Bank effective May 16, 2011, and Chief Executive Officer of the Company on May 20, 2011. From 2008 until May 2011, Mr. Weaver, was Senior Vice President Commercial Lending at BancorpSouth Bank in Springfield, Missouri. He previously held positions of increasing responsibility at Mid Missouri Bancshares, where he became President and Chief Executive Officer, and at UMB Financial Corporation, where he held the position of CEO with two community banks before holding the office of Regional President of UMB Bank n.a. Mr. Weaver is a resident of Springfield, Missouri.

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

Personnel

As of June 30, 2011, the Savings Bank had 75 full-time employees and 21 part-time employees.  The Savings Bank believes that employees play a vital role in the success of a service company and that the Savings Bank's relationship with its employees is good.  The employees are not represented by a collective bargaining unit.

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

We are subject to the restrictions and conditions of Cease and Desist Orders. Failure to comply with the Cease and Desist Orders could result in additional enforcement actions against us, including the imposition of monetary penalties.

As discussed above under "Corporate Developments and Overview," we have entered into a Stipulation and Consent to the issuance of Order to Cease and Desist with the OTS, which are now enforced by the Federal Deposit Insurance Corporation in the case of the Savings Bank and the Federal Reserve in the case of the Company.

Under the terms of the orders, the Savings Bank and the Company, without the prior written approval of their respective banking regulators, may not:

•	Increase assets during any quarter;

•	Pay dividends;

•	Increase brokered deposits;

•	Repurchase shares of the Company’s outstanding common stock; and

•	Issue any debt securities or incur any debt (other than that incurred in the normal course of business).

Other material provisions of the order require the Savings Bank and the Company to:

•	develop an acceptable business plan for enhancing, measuring and maintaining profitability, increasing earnings, improving liquidity and maintaining capital levels;

•	ensure the Savings Bank’s compliance with applicable laws, rules, regulations and agency guidelines, including the terms of the order;

•	not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the applicable banking regulator;

•	not enter into, renew, extend or revise any compensation or benefit agreements for directors or senior executive officers;

•	not make any indemnification, severance or golden parachute payments;

•	enhance its asset classification policy;

•	provide progress reports to the Federal Deposit Insurance Corporation regarding certain classified assets;

•	submit a comprehensive plan for reducing classified assets;

•
develop a plan to reduce the concentration of certain loans contained in the loan portfolio and that addresses the assessment, monitoring and control of the risks association with the commercial real estate portfolio;

•
not enter into any arrangement or contract with a third party service provider that is significant to the overall operation or financial of the Savings Bank, or that is outside the normal course of business; and

•
prepare and submit progress reports to the Federal Deposit Insurance Corporation and the Federal Reserve. The orders will remain in effect until modified or terminated by the Federal Deposit Insurance Corporation or the Federal Reserve.

If the Federal Deposit Insurance Corporation or the Federal Reserve  determines that we are not in compliance with the orders, they would have available various remedies, including among others, the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to remove officers and/or directors, to assess civil monetary penalties or to enforce the orders through court proceedings.

Management has been taking action and implementing programs to comply with the requirements of the orders and the Savings Bank and the Company believes that they are substantially in compliance with the requirements set forth in the orders, as of the date of this Form 10-K. Compliance with the orders, however, is subject to a determination by the Federal Deposit Insurance Corporation or the Federal Reserve, as the case may be. Either the Federal Deposit Insurance Corporation or the Federal Reserve  may determine, in its sole discretion, that we have not addressed the issues raised by the orders satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions taken by it.  Such enforcement actions could involve penalties or limitations on our business and negatively affect our ability to implement our business plan, the value of our common stock as well as our financial condition and results of operations.

Our business may be adversely affected by credit risk associated with residential property.

At June 30, 2011, $54.9 million, or 56.2% of our total loan portfolio, was secured by one-to-four family residential real estate loans. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the housing market has reduced the value of the real estate collateral securing the majority of our loans held for investment and has increased the risk that we will incur losses if borrowers default on their loans.  Continued declines in both the volume of real estate sales and the sales prices coupled with the current recession and the associated increases in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, a lack of growth and/or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity, and damage our financial condition and business operations. These declines may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified.

Our loan portfolio includes loans with a higher risk of loss.

We originate residential mortgage loans (including second mortgage loans), construction loans, commercial mortgage and land loans, commercial business loans and consumer loans primarily within our market area. Generally, the types of loans other than residential mortgage loans have a higher risk of loss than residential mortgage loans.  We had $40.4 million or 41.4% of our total loan portfolio outstanding in these higher risk loans at June 30, 2011. We have had a significant increase in these types of loans since 1999, when we began to diversify the loan portfolio in order to mitigate other types of risk, such as interest-rate risk.  While diversification into construction, commercial real estate and land, commercial business, and consumer loans may have reduced interest-rate risk as a result of their typically shorter terms and, in most cases, adjustable nature of their interest rates, they do expose a lender to greater credit risk than loans secured by residential real estate. The collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons and as discussed in detail under “--Lending Activities”:

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

•
Commercial Business Loans.  Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Our allowance for loan losses was $1.9 million or 2.03% of gross loans held for investment and 180.9% of nonperforming loans at June 30, 2011. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

If our allowance for loan losses is not adequate, we may be required to make further increases in our provisions for loan losses and to charge-off additional loans, which could adversely affect our results of operations.

For the fiscal year ended June 30, 2011 we recorded a provision for loan losses of $1.2 million compared to $852,000 for the fiscal year ended June 30, 2010. Our results of operations for fiscal 2011 were severely impacted by the $1.2 million provision for loan losses. We also recorded net loan charge-offs of $1.7 million for the fiscal year ended June 30, 2011 compared to $2.7 million for the fiscal year ended June 30, 2010. During the fiscal years ended June 30, 2010 and 2009, we experienced increasing loan delinquencies and credit losses. Our non-performing loans and assets for those years reflected operating difficulties of individual borrowers resulting from weakness in the local economy; however, more recently, conditions in the general economy have shown some small signs of improvement and many of the loans that contributed to the increased levels of loan delinquencies and non-performing loans have been resolved through foreclosure, forfeiture, charge down or other forms of resolution. At June 30, 2011, our total non-performing loans had decreased to $1.3 million, or 1.4% of gross loans, compared to $3.9 million, or 3.5% of gross loans, at June 30, 2010. Current trends in the housing and real estate markets remain challenging. Changes in our delinquencies and credit losses, will also remain unpredictable. As a result, we could be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could have a material adverse effect on our financial condition and results of operations.

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

We have had losses and reduced net income in recent years.  For the fiscal years ended June 30, 2011, 2010 and 2009, we had net losses of $4.1 million, $1.5 million and $4.0 million, respectively. Our returns on average assets and average equity were negative for the fiscal years ended June 30, 2011, 2010 and 2009, due to the losses we incurred for those years. We continue to face considerable challenges that will hinder our ability to improve our earnings significantly. These challenges include the restriction on our operations under the Cease and Desist Orders, the increased level of our problem loans, and the pressure on our interest rate spread.

While we have identified and are implementing various strategic initiatives to improve earnings and to overcome these operating and other challenges, our strategic initiatives might not succeed in increasing our net income.

We have had a significant amount of problem loans and related losses.

Between 1999 and 2008, the Savings Bank focused on increasing our commercial business loan and commercial real estate loan portfolios.  However, in light of the economic downturn, which began in fiscal 2008, we recognized substantial write-offs in the fiscal years ended June 30, 2011, 2010, and 2009, due primarily to commercial business and commercial real estate loans. Our ratio of non-performing assets to total assets increased steadily from 0.59% at June 30, 2006 to 6.19% at June 30, 2010. Our total non-accruing loans increased from $841,000 at June 30, 2006 to $3.9 million at June 30, 2010. While the economy created difficulties for businesses, consumers quickly felt the impact as jobs disappeared. During fiscal 2011, there was some modest, although short lived, improvement in economic conditions. At June 30, 2011, our non-accruing loans decreased by $2.8 million to $1.1 million from $3.9 million at June 30, 2010. In addition, the ratio of our non-performing assets to total assets decreased to 5.00% at June 30, 2011 from 6.19% at June 30, 2010.

At June 30, 2011, classified assets were $10.5 million, a decrease of $1.1 million from $11.6 million at June 30, 2010, and a decrease of $1.5 million from $12.0 at June 30, 2009.  We also indentified an additional loan of $176,000 at June 30, 2011 as Special Mention. This item could increase our classified assets if there was further deterioration in its financial condition.  The loan is a commercial real estate loan.

Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and re-pricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities.  We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively.  Changes in interest rates also can affect: (1) our ability to originate and/or sell loans; (2) the value of our interest-earning assets, which would negatively impact stockholders’ equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.  If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

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

We have had four different Presidents and five different Chief Executive Officers since 2003.  Our current President was appointed in November 2008 and has been employed by the Company and the Savings Bank since November 2007.  In addition, our current Chairman of the Board and Chief Executive Officer has only served in that position since May 2011.  Finally, our Chief Financial Officer has been with the Company and the Savings Bank since November 2006, and many of our other key members of senior management have been with the Savings Bank for just over four years.

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

Federal Deposit Insurance Corporation insurance premiums increased significantly in 2009 and we may pay higher Federal Deposit Insurance Corporation premiums in the future.

The Dodd-Frank Act established 1.35% as the minimum reserve ratio.  The Federal Deposit Insurance Corporation has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the Federal Deposit Insurance Corporation to offset the effect on institutions with assets less than $10 billion of the increase in the minimum reserve ratio to 1.35% from the former minimum of 1.15%.  The Federal Deposit Insurance Corporation has not announced how it will implement this offset.  In addition to the statutory minimum ratio, the Federal Deposit Insurance Corporation must set a designated reserve ratio or DRR, which may exceed the statutory minimum.  The Federal Deposit Insurance Corporation has set 2.0 as the DRR.

As required by the Dodd-Frank Act, the Federal Deposit Insurance Corporation has adopted final regulations under which insurance premiums are based on an institution's total assets minus its tangible equity instead of its deposits. While our Federal Deposit Insurance Corporation insurance premiums initially will be reduced by these regulations, it is possible that our future insurance premiums will increase under the final regulations.

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

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially and adversely affected.  In addition, if we are unable to raise additional capital when required by our banking regulators, we may be subject to additional adverse regulatory action.  See “We are subject to the restrictions and conditions of Cease and Desist Orders. Failure to comply with the Cease and Desist Orders could result in additional enforcement action against us, including the imposition of monetary penalties.”

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

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company's stockholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business –- Regulation of First Home” and “—Regulation of First Bancshares.”  These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things.  For example, a federal rule which took effect on July 1, 2010 prohibits a financial institution from automatically enrolling customers in overdraft protection programs, on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service.  This new rule adversely affected our non-interest income during the second half of fiscal 2010 and throughout all of fiscal 2011. It is likely to continue to adversely affect the results of our operations by reducing the amount of our non-interest income.

Our success depends on our continued ability to maintain compliance with the various regulations to which we are subject.  Some of these regulations may increase our costs and thus place other financial institutions in stronger, more favorable competitive positions. We cannot predict what restrictions may be imposed upon us with future legislation.

Financial reform legislation enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).  This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months.  These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations. In addition, the banking regulators are required to seek to make capital requirements for banks and bank holding companies, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us.  For example, the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor and non-interest-bearing transaction accounts and IOLTA accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Financial institutions with $10 billion or less in assets, such as the Savings Bank, will continue to be examined for compliance with the consumer laws by their primary bank regulators.

Finally, the Dodd-Frank Act also eliminated the OTS effective July 21, 2011.  With the elimination of the OTS, the Federal Deposit Insurance Corporation is now the primary federal banking regulator for the Savings Bank, making the Board of Governors of the Federal Reserve System the primary federal banking regulator for the Company, eventually imposing capital requirements on the Company, and implementing numerous other changes.  No assurances can be given as to whether or in what form such changes may occur.

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

We have not paid a regular cash dividend since March 2007, when our board of directors determined to suspend our regular cash dividend in response to our operating performance.  A special dividend of $0.10 per share of common stock was declared by the board of directors at its regular meeting in July 2008.  Any dividends we pay in the future will depend on a number of factors, including our capital requirements, our financial condition and results of operations, our ability to generate sufficient earnings to warrant the payment of dividends, tax considerations, statutory and regulatory limitations and general economic conditions.  In addition, our ability to pay dividends may depend, in part, on our receipt of dividends from the Savings Bank because the Company has minimal income sources beyond the earnings from the Savings Bank. Under the Cease and Desist Orders currently in place, both the Company and the Savings Bank must request permission from their respective federal banking regulators in order to make a dividend payment.

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

Item 2.  Properties

The following table sets forth information regarding the Savings Bank's offices as of June 30, 2011.

			Net Book
			Value	Land	Building
		Year	as of	Owned/	Owned/	Square
Location	County	Opened	June 30, 2011	Leased	Leased	Footage
Main Office			(In thousands)
142 East First Street	Wright	1911	$917	Owned	Owned	15,476
Mountain Grove, MO 65711
Branch Offices
1208 N. Jefferson Street	Douglas	1978	204	Owned	Owned	3,867
Ava, MO 65608
103 South Clay Street	Webster	1974	238	Owned	Owned	3,792
Marshfield, MO 65706
203 Elm Street	Ozark	1992	444	Owned	Owned	3,321
Gainesville, MO 65655
7164 Highway 14 East	Christian	1995	195	Owned	Owned	3,000
Sparta, MO 65753
Business Highway 160 (2)	Ozark	1997	161	Owned	Owned	1,824
Theodosia, MO 65761
123 Main Street	Stone	1998	285	Owned	Owned	5,000
Crane, MO 65633
South Side of Square	Stone	1998	46	Owned	Owned	1,100
Galena, MO 65656
20377 US Highway 160	Taney	2000	693	Owned	Owned	3,386
Forsyth, MO 65653 (1)
2536 State Highway 176	Taney	2000	364	Owned	Owned	2,500
Rockaway Beach, MO 65740
2655 South Campbell	Greene	2006	41	Leased	Leased	2,963
Springfield, MO 65807
Drive-in Facilities
Route 60 and Oakland	Wright	1986	112	Owned	Owned	2,268
Mountain Grove, MO 65711
223 West Washington	Webster	1993	181	Owned	Owned	1,000
Marshfield, MO 65706
			$3,881
____________
(1)	This office is located in Kissee Mills, Missouri, but has a mailing address in Forsyth, Missouri.
(2)	The Theodosia office was leased until the Savings Bank acquired the property at a sheriff’s sale on June 29, 2009.

Item 3.  Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses. See “Recent Developments and Corporate Overview – Litigation” for discussion regarding a lawsuit by a former employee and the accrual for a possible settlement.

Item 4.  Removed and reserved

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

Share Repurchase Activity

The Company completed 11 separate stock repurchase programs between March 9, 1994 and April 27, 2007.  On June 24, 2008, a repurchase program of 50,000 shares was initiated and was terminated at the end of calendar 2008, without any shares being purchased. Since the termination of this repurchase program, no shares have been repurchased by the Company.  As of June 30, 2011, 1,344,221 shares had been repurchased under repurchase programs at a cost of $19.1 million or an average cost per share of $14.22.

Item 6.  Selected Financial Data

The information contained in the section captioned “Selected Consolidated Financial Information” in the Annual Report is incorporated herein by reference.

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

Item 8.  Financial Statements and Supplementary Data

Independent Auditors Reports *
(a) Consolidated Statements of Financial Condition as of June 30, 2011 and 2010*
(b) Consolidated Statements of Operations for the Years Ended June 30, 2011 and 2010*
(c) Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2011 and 2010*
(d) Consolidated Statements of Cash Flows for the Years Ended June 30, 2011 and 2010*
(e) Notes to Consolidated Financial Statements*

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

Item 9A.  Controls and Procedures

(a) A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual of interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

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

During the quarter ended March 31, 2011, to remediate the material weakness in the Company's internal control over financial reporting described above, the Company has re-examined its policies and procedures relating to identifying potential losses on problem loans and real estate acquired through foreclosure. Based on the review, the Company has amended its policies as necessary, and streamlined its procedures to provide a focal point for the flow of related information through the Company. The person responsible for this information flow will provide the Board of Directors with current information on which the adequacy of loss allowances can be determined.

An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out as of June 30, 2011 under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management.  The Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow  timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) During the quarter ended June 30, 2011, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(c) Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of June 30, 2011 is effective.

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

/s/ R. Bradley Weaver	/s/ Ronald J. Walters
R. Bradley Weaver	Ronald J. Walters
Chief Executive Officer	Senior Vice President, Treasurer and
(Principal Executive Officer)	Chief Financial Officer
(Principal Financial Officer)

Item 9B.  Other Information

     There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of the year ended June 30, 2011 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

For information required by this item concerning Directors of the Company, see the section captioned "Proposal I -- Election of Directors" included in the Company's annual meeting proxy statement (“Proxy Statement”), a copy of which will be filed with the SEC no later than 120 days after the Company's fiscal year end and is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information contained under the section captioned "Directors' Compensation" and "Executive Compensation" is included in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company's equity compensation plans as of June 30, 2011.

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

Security Ownership of Certain Beneficial Owners and Management

The information contained in the section captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" is included in the Proxy Statement and is incorporated herein by reference.

Changes in Control

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information contained in the section captioned "Transactions with Management" and "Meetings and Committees of the Board of Directors and Corporate Governance Matters – Corporate Governance – Director  Independence" is included in the Company's Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

     The information required by this item is included in the Company's Proxy Statement and is incorporated herein by reference.

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

14.	Code of Ethics (6)
21.	Subsidiaries of the Registrant
23.	Auditors' Consent
31.1	Rule 13a-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a) Certification (Chief Financial Officer)
32.1	Section 1350 Certification (Chief Executive Officer)
32.2	Section 1350 Certification (Chief Financial Officer)
______________
(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 File No. 33-69886.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated November 30, 2007 and incorporated herein by reference.
(3) Incorporated by reference to the Company's 1994 Annual Meeting Proxy Statement dated September 14, 1994.
(4)	Incorporated by reference to the Company's 2004 Annual Meeting Proxy Statement dated September 15, 2004.
(5)	Filed as an exhibit to the Current Report on Form 8-K dated February 22, 2006 and incorporated herein by reference.
(6)	Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANCSHARES, INC.

Date: September 27, 2011	By: /s/R. Bradley Weaver
R. Bradley Weaver
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ R. Bradley Weaver	September 27, 2011
R. Bradley Weaver
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Lannie E. Crawford	September 27, 2011
Lannie E. Crawford
President

By: /s/ Ronald J. Walters	September 27, 2011
Ronald J. Walters
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

By: /s/ Thomas M. Sutherland	September 27, 2011
Thomas M. Sutherland
Director

By: /s/ Harold F. Glass	September 27, 2011
Harold F. Glass
Director

By: /s/ John G. Moody	September 27, 2011
John G. Moody
Director

By: /s/ D. Mitch Ashlock	September 27, 2011
D. Mitch Ashlock
Director

By: /s/ Billy E. Hixon	September 27, 2011
Billy E. Hixon
Director

By: /s/ Robert J. Breidenthal	September 27, 2011
Robert J. Breidenthal
Director

EXHIBIT INDEX

EXHIBIT NUMBER                                                      EXHIBIT DESCRIPTION

13
2011 Annual Report to Stockholders.  Except for the portions of the 2011 Annual Report to Stockholders that are expressly incorporated by reference in this Annual Report on Form 10-K, the 2011 Annual Report to Stockholders  shall not be deemed filed as a part hereof.

21	Subsidiaries of the Registrant

23	Consent of Auditors

31.1	Rule 13a – 14(a) Certification (Chief Executive Officer)

31.2	Rule 13a – 14(a) Certification (Chief Financial Officer)

32.1	Rule 1350 Certification (Chief Executive Officer)

32.2	Rule 1350 Certification (Chief Financial Officer)

63