Form 10-Q
period 2011-09-30
FIRST BANCSHARES INC /MO/
filed 2011-11-14
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 1,550,815 shares outstanding at November 11, 2011.

FIRST BANCSHARES, INC.
AND SUBSIDIARIES
FORM 10-Q

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30,	June 30,
	2011	2011

ASSETS
Cash and cash equivalents	$25,389,054	$24,798,915
Certificates of deposit purchased	1,999,000	2,939,675
Securities available-for-sale	59,670,893	54,080,467
Securities held to maturity, fair market value at:
September 30, 2011, $7,299,744; June 30, 2011, $18,193,227	7,186,233	18,145,893
Federal Home Loan Bank stock, at cost	428,800	428,800
Loans receivable, net of allowances for loan losses at:
September 30, 2011, $1,720,372; June 30, 2011, $1,982,599	94,162,561	95,816,656
Loans held for sale	-	61,140
Accrued interest receivable	664,423	778,420
Prepaid FDIC insurance premiums	631,294	752,998
Prepaid expenses	374,641	439,677
Property and equipment, net	5,886,982	5,897,731
Real estate owned and other repossessed assets	4,377,477	4,913,828
Intangible assets, net	72,597	85,126
Income taxes recoverable	138,360	138,360
Bank-owned life insurance	3,007,970	-
Other assets	62,015	66,123
Total assets	$204,052,300	$209,343,809

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$176,706,614	$180,660,992
Retail repurchase agreements	5,215,720	6,416,491
Advances from Federal Home Loan Bank	3,000,000	3,000,000
Accrued expenses	1,389,626	1,201,657
Total liabilities	186,311,960	191,279,140

Preferred stock, $.01 par value; 2,000,000 shares
authorized, none issued	-	-
Common stock, $.01 par value; 8,000,000 shares
authorized, 2,895,036 issued at September 30, 2011
and June 30, 2011, 1,550,815 shares outstanding at
September 30, 2011 and June 30, 2011	28,950	28,950
Paid-in capital	18,061,816	18,061,442
Retained earnings - substantially restricted	18,148,866	18,437,566
Treasury stock - at cost; 1,344,221 shares	(19,112,627)	(19,112,627)
Accumulated other comprehensive income	613,335	649,338
Total stockholders' equity	17,740,340	18,064,669
Total liabilities and stockholders' equity	$204,052,300	$209,343,809

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	September 30,
	2011	2010

Interest Income:
Loans receivable	$1,330,836	$1,606,658
Securities	480,664	555,026
Other interest-earning assets	24,438	42,001
Total interest income	1,835,938	2,203,685
Interest Expense:
Deposits	344,095	600,166
Retail repurchase agreements	21,815	18,740
Borrowed funds	37,873	37,874
Total interest expense	403,783	656,780
Net interest income	1,432,155	1,546,905

Provision for loan losses	55,636	63,181
Net interest income after
provision for loan losses	1,376,519	1,483,724
Non-interest Income:
Service charges and other fee income	225,034	282,720
Gain on sale of loans	3,036	2,370
Gain on the sale of securities	113,962	-
Loss on sale of property and real estate owned	(45,699)	(27,395)
Provision for losses on real estate owned	(7,281)	-
Income from bank-owned life insurance	7,970	-
Other	10,741	29,058
Total non-interest income	307,763	286,753
Non-interest Expense:
Compensation and employee benefits	934,050	866,744
Occupancy and equipment	317,847	325,877
Professional fees	254,329	165,533
Deposit insurance premiums	124,820	107,163
Other	341,936	365,066
Total non-interest expense	1,972,982	1,830,383

Loss before taxes	(288,700)	(59,906)
Income taxes	-	6,139
Net loss	$(288,700)	$(66,045)

Earnings (loss) per share – basic	$(0.19)	$(0.04)
Earnings (loss) per share – diluted	(0.19)	(0.04)
Dividends per share	0.00	0.00

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	September 30,
	2011	2010

Net Loss	$(288,700)	$(66,045)

Other comprehensive income (loss), net of tax:
Change in unrealized gain on securities
available-for-sale, net of deferred income taxes
and reclassification adjustment for gains realized in income	(36,003)	(11,917)
Comprehensive loss	$(324,703)	$(77,962)

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(288,700)	$(66,045)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	134,457	138,357
Amortization	12,529	12,529
Net amortization of premiums and accretion of (discounts) on securities	31,992	37,501
Stock based compensation	374	1,326
Gain on the sale of securities	(113,962)	-
Provision for loan losses	55,636	63,181
Provision for losses on real estate owned	7,281	-
Gain on the sale of loans	(3,036)	(2,370)
Proceeds from sales of loans originated for sale	64,176	604,504
Loans originated for sale	-	(602,134)
Loss on sale of property and equipment
and real estate owned	45,699	27,395
Income from bank-owned life insurance	(7,970)	-
Net change in operating accounts:
Accrued interest receivable and other assets	183,139	143,930
Deferred loan costs	7,488	(423)
Income taxes recoverable	-	6,138
Prepaid FDIC insurance premium	121,704	-
Accrued expenses	206,517	(42,861)
Net cash provided by operating activities	457,324	321,028

Cash flows from investing activities:
Purchase of certificates of deposit purchased	-	(1,049,000)
Maturities of certificates of deposit purchased	940,675	1,299,000
Purchase of securities available-for-sale	(36,721,244)	(13,037,937)
Sale of securities available-for-sale	26,164,795
Proceeds from maturities of securities available-for-sale	4,938,204	12,611,342
Proceeds from maturities of securities held to maturity	11,014,899	278,739
Net decrease in loans receivable	1,348,663	2,807,109
Purchase of bank owned life insurance	(3,000,000)	-
Purchases of property and equipment	(123,708)	(195,399)
Net proceeds from sale of real estate owned and repossessed assets	725,680	140,105
Net cash provided by investing activities	5,287,964	2,853,959

Cash flows from financing activities:
Net change in deposits	(3,954,378)	3,970,629
Net change in retail repurchase agreements	(1,200,771)	(702,897)
Net cash provided by (used by) financing activities	(5,155,149)	3,267,732

Net increase in cash and cash equivalents	590,139	6,442,719
Cash and cash equivalents - beginning of period	24,798,915	20,182,593
Cash and cash equivalents - end of period	$25,389,054	$26,625,312

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest on deposits and borrowed funds	$520,872	$677,831
Income taxes	-	-

Supplemental schedule of non-cash investing and financing activities:

Loans transferred to real estate acquired in settlement of loans	$242,308	$1,895,911

See notes to consolidated financial statements

FIRST BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed for interim reporting by First Bancshares, Inc. (the "Company") and its consolidated subsidiaries, First Home Savings Bank (the "Bank") and SCMG, Inc. are consistent with the accounting policies followed for annual financial reporting. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. The accompanying consolidated statement of financial condition as of June 30, 2011, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ Annual Report on Form 10-K for the year ended June 30, 2011. The results for these interim periods may not be indicative of results for the entire year or for any other period.

2.	ACCOUNTING DEVELOPMENTS

In January 2011, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standard Update (“ASU”) No. 2011-01, Receivables (Topic 310), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU No. 2011-01 temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of ASU No. 2011-02, which is effective for periods beginning on or after June 15, 2011. The adoption of this pronouncement has not had a significant impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued FASB ASU No. 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This guidance will assist creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The guidance is effective for the first interim or annual period beginning on or after June 15, 2011. The adoption of this pronouncement has not had a significant impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued FASB ASU No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance amends previous guidance on fair value measurement to achieve common fair value measurement and disclosure requirement in GAAP and IFRS. The guidance is effective for the first interim or annual period beginning after December 15, 2011.  The adoption of this pronouncement will not have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued FASB ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income.  The guidance will facilitate convergence of GAAP and IFRS. The guidance is effective for the annual periods, and interim periods within those years, beginning after December 15, 2011.  The adoption of this pronouncement will not have a significant impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued FASB ASU No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80), Disclosures about an Employer’s Participation in a Multiemployer Plan, An Amendment of the FASB Accounting Standards Codification. The amendments create greater transparency in financial reporting by requiring additional disclosures about an employer’s participation in a multiemployer pension plan. The additional disclosures will increase awareness about the commitments that an employer has made to a multiemployer pension plan and the potential future cash flow implications of an employer’s participation in the plan. The adoption of this pronouncement will not have a significant impact on the Company’s consolidated financial statements.

3.            LOANS RECEIVABLE, NET

At September 30, 2011 and June 30, 2011, loans consisted of the following:

	(Dollars in thousands)
	September 30, 2011		June 30, 2011
Type of Loan	Amount	Percent	Amount	Percent
Mortgage Loans:
Residential	$53,493	55.90%	$54,860	56.22%
Commercial Real Estate	29,684	31.02	29,877	30.61
Land	3,548	3.71	3,283	3.36
Second Mortgage Loans	3,811	3.98	3,945	4.04
Total Mortgage Loans	90,536	94.61	91,965	94.23
Consumer Loans:
Automobile Loans	725	0.76	807	0.83
Savings Account Loans	1,047	1.09	1,143	1.17
Mobile Home Loans	133	0.14	139	0.14
Other Consumer Loans	199	0.21	245	0.25
Total Consumer Loans	2,104	2.20	2,334	2.39
Commercial Business Loans	3,052	3.19	3,302	3.38
Total Loans	95,692	100.00%	97,601	100.00%
Add: Unamortized deferred loan costs,
net of origination fees	191		199
Less: Allowance for possible loan losses	1,720		1,983
Total Loans Receivable, net	$94,163		$95,817

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

Commercial business and commercial real estate loans are underwritten after evaluating and understanding the borrower's ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower's management possesses sound ethics and solid business acumen, the Company's management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial business loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial business loans are secured by the assets being financed, including business equipment, farm equipment and cattle  and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial business loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company's commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company's exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2011, approximately 44.7% of the outstanding principal balances of the Company's commercial real estate loans were secured by owner-occupied properties.

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

The Company employs an independent, outside consultant who reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the Board of Directors. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company's policies and procedures.

Concentrations of Credit. Most of the Company's lending activity occurs within the State of Missouri, including eleven counties surrounding one of the largest metropolitan areas in the State of Missouri, Springfield, as well as other markets. The majority of the Company's loan portfolio consists of one-to-four family home loans, commercial and commercial real estate loans. As of September 30, 2011 and June 30, 2011, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as "related parties"). These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. Activity in related party loans during the three months ended September 30, 2011 is presented in the following table.

Balance outstanding at June 30, 2011	$ 102,501
Principal additions	-
Principal reductions	(6,094)
Balance at September 30, 2011	$ 96,407

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

Non-accrual loans segregated by class of loan at September 30, 2011 and June 30, 2011 were as follows:

	(Amounts in Thousands)
	September 30,	June 30,
	2011	2011
Non-Accrual Loans
Real Estate:
Residential	$254	$452
Commercial and Land	488	630
Commercial Business	248	251
Consumer	7	6
Total Non-Accrual Loans	$997	$1,339

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income, net of tax, of approximately $16,000 during the three month period ended September 30, 2011.

An age analysis of past due loans segregated by class of loans, as of September 30, 2011 was as follows:

	(Amounts in Thousands)
	Loans		Non-
	30 - 89 Days	90+ Days	Accrual	Current	Total
Type of Loan	Past Due	Past Due	Loans	Loans	Loans
Mortgage Loans:
Residential	$ 445	$ -	$ 254	$ 52,794	$53,493
Commercial Real Estate	88	-	392	29,204	29,684
Land	-	-	96	3,452	3,548
Second Mortgage Loans	58	-	-	3,753	3,811
Total Mortgage Loans	591	-	742	89,203	90,536
Consumer Loans:
Automobile Loans	4	-	7	714	725
Savings Account Loans	-	-	-	1,047	1,047
Mobile Home Loans	-	-	-	133	133
Other Consumer Loans	-	-	-	199	199
Total Consumer Loans	4	-	7	2,093	2,104
Commercial Business Loans	-	-	248	2,804	3,052
Total Loans	$ 595	$ -	$ 997	$ 94,100	$95,692

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company offers various types of concessions when modifying a loan.  These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, interest rates below market rates, loan maturity extensions, forbearance agreements, forgiveness of principal, extended amortizations, additional extensions of credit that creates a credit balance that exceeds the collateral value, or other actions.  Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

When the Bank modifies loans in a TDR, it evaluates any possible impairment similar to other impaired loans based on the current fair value of the collateral, less selling costs for collateral dependent loans.  Loans may also be valued based on a discounted cash flow analysis at the loan’s effective interest rate.  If it is determined that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs) impairment is recognized through an allowance estimate or a charge-off to the allowance.  In periods subsequent to modifications, all TDRs are evaluated, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

Performing loans classified as troubled debt restructurings during the three months ended September 30, 2011, segregated by class, are shown in the table below:

Three months ended September 30, 2011
Recorded
Investment
	Number of	with no	Related
Type of Loan	Contracts	Allowance	Allowance
Mortgage Loans:
Residential	-	-	-
Commercial Real Estate	1	$ 479,961	$ 62,200
Land	-	-	-
Second Mortgage Loans	-	-	-
Total Mortgage Loans	1	479,961	62,200

Consumer Loans:
Automobile Loans	-	-	-
Savings Account Loans	-	-	-
Mobile Home Loans	-	-	-
Other Consumer Loans	-	-	-
Total Consumer Loans	-	-	-

Commercial Business Loans	-	-	-

Total Loans	1	$ 479,961	$ 62,200

For the three months ended September 30, 2011, the commercial real estate loan was renewed and was classified as a TDR due to a reduction of the interest rate and an extension of the amortization term. The financial impact of this modification was immaterial.  In addition, there was no material impact on the loan loss allowance as a result of this modification because the loan had been subject to impairment analysis and the reserve was already in place.

There are no TDR loans during the period July 1, 2011 through September 30, 2011 that have defaulted on their restructured terms. There is one commercial real estate loan that became a TDR in the quarter ended December 31, 2010, and also defaulted on the restructured terms during the same period. The property securing the loan is currently involved in a foreclosure.

As of September 30, 2011, the Bank had $561,000 of performing loans classified as troubled debt restructuring.

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

Impaired loans include nonperforming loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collections.

Impaired loans at September 30, 2011 and June 30, 2011 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

September 30, 2011	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Allowance	Allowance	Investment
Residential Real Estate	$681,544	$146,734	$492,992	$639,726	$41,818	$731,796
Commercial Real Estate	3,446,477	1,295,460	1,974,210	3,269,670	176,807	3,172,395
Land	559,792	559,792	-	559,792	-	367,970
Commercial Business	286,086	280,463	-	280,463	5,623	522,410
Consumer	16,824	16,824	-	16,824	-	15,490
	$4,990,723	$2,299,273	$2,467,202	$4,766,475	$224,248	$4,810,061

June 30, 2011	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Allowance	Allowance	Investment
Residential Real Estate	$846,833	$460,134	$363,732	$823,866	$22,967	$912,850
Commercial Real Estate	3,693,505	1,228,767	1,846,353	3,075,120	618,385	4,153,983
Land	176,147	176,147	-	176,147	-	351,233
Commercial Business	829,023	497,872	266,484	764,356	64,667	465,368
Consumer	14,155	14,155	-	14,155	-	2,831
	$5,559,663	$2,377,075	$2,476,569	$4,853,644	$706,019	$5,886,265

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

•
Grade 5 - This grade is for "Other Assets Specially Mentioned" in accordance with regulatory guidelines. This grade is intended to be temporary and includes loans to borrowers whose credit quality has clearly deteriorated and are at risk of further decline unless active measures are taken to correct the situation.

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

The following tables show the outstanding balance of loans by credit quality indicator and loan segment as of September 30, 2011 and June 30, 2011

September 30, 2011
		Specially
Type of Loan	Pass	Mentioned	Substandard	Doubtful	Total
Mortgage Loans:
Residential	$52,282,560	$528,678	$671,469	$10,075	$53,492,782
Commercial Real Estate	26,063,974	173,377	3,446,477	-	29,683,828
Land	2,988,655	-	559,792	-	3,548,447
Second Mortgage Loans	3,811,094	-	-	-	3,811,094
Total Mortgage Loans	85,146,283	702,055	4,677,738	10,075	90,536,151
Consumer Loans:
Automobile Loans	708,516	-	16,824	-	725,340
Savings Account Loans	1,046,626	-	-	-	1,046,626
Mobile Home Loans	132,681	-	-	-	132,681
Other Consumer Loans	198,507	-	-	-	198,507
Total Consumer Loans	2,208,330	-	16,824	-	2,103,154
Commercial Business Loans	2,766,196	-	286,086	-	3,052,282
Total Gross Loans	$89,998,809	$702,055	$4,980,648	$10,075	$95,691,587

June 30, 2011
		Specially
Type of Loan	Pass	Mentioned	Substandard	Doubtful	Total
Mortgage Loans:
Residential	$54,031,990	$-	$827,975	$-	$54,859,965
Commercial Real Estate	26,008,159	175,552	3,693,505	-	29,877,216
Land	3,106,958	-	176,147	-	3,283,105
Second Mortgage Loans	3,925,928	-	18,858	-	3,944,786
Total Mortgage Loans	87,073,035	175,552	4,716,485	-	91,965,072
Consumer Loans:
Automobile Loans	793,128	-	14,154	-	807,282
Savings Account Loans	1,143,361	-	-	-	1,143,361
Mobile Home Loans	138,488	-	-	-	138,488
Other Consumer Loans	244,573	-	-	-	244,573
Total Consumer Loans	2,319,550	-	14,154	-	2,333,704
Commercial Business Loans	2,472,622	-	829,023	-	3,301,645
Total Gross Loans	$91,865,207	$175,552	$5,559,662	$-	$97,600,421

The following table presents weighted average risk grades and classified loans by class of commercial loan. Classified loans include loans in Risk Grades 6, 7 and 8.

	September 30, 2011		June 30, 2011
	Weighted Average Risk Grade	Classified Loans	Weighted Average Risk Grade	Classified Loans

Commercial Real Estate	3.42	$3,446,477	3.40	$3,693,505
Land	3.50	559,792	3.19	176,147
Commercial Business	3.17	286,086	3.81	829,023
Total		$4,292,355		$4,698,675

Net (charge-offs) recoveries, segregated by class of loans, were as follows:

(Dollars in thousands)
Three Months Ended
September 30, 2011
Mortgage Loans:
Residential	$(55)
Commercial Real Estate	(233)
Land	-
Commercial Business Loans	(14)
Consumer Loans	(17)
Total	$(319)

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

Allowance for Possible Loan Losses. The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company's allowance for possible loan loss methodology includes allowance allocations calculated in accordance with U.S. GAAP calculated in accordance with Accounting Standards Codification (“ASC”) 450 and ASC 310. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company's process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non- accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are updated each quarter based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Company's pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans. During fiscal 2011, each quarterly review included calculations for “look back periods” of one, two and three years and the Bank used the highest historical loss rate in its allowance calculations.

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Bank's lending management and staff; (ii) the effectiveness of the Bank's loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; and (ix) the impact of rising interest rates on portfolio risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a "general allocation matrix" to determine an appropriate general valuation allowance.

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

The following table details activity in the allowance for possible loan losses by portfolio segment for the quarter ended September 30, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	(Amounts in Thousands)
		Commercial
	Mortgage	Business	Consumer
	Loans	Loans	Loans	Total
September 30, 2011:
Balance – June 30, 2011	$1,702	$258	$23	$1,983
Provision for loan losses	76	(31)	21	56
Charge-offs	(297)	(16)	(20)	(333)
Recoveries	9	2	3	14
Net (Charge-offs) / Recoveries	(288)	(14)	(17)	(319)
Balance – September 30, 2011	$1,480	$213	$27	$1,720
Period-end amount allocated to:
Loans individually evaluated	$219	$5	$-	$224
for impairment
Loans collectively evaluated	1,261	208	27	1,496
for impairment
Balance – September 30, 2011	$1,480	$213	$27	$1,720

The Company's recorded investment in loans as of September 30, 2011 and June 30, 2011 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Company's impairment methodology was as follows:

	Mortgage Loans	Commercial Business Loans	Consumer Loans	Total Loans
September 30, 2011
Loans individually evaluated for impairment	$4,688	$286	$17	$4,991
Loans collectively evaluated for impairment	85,848	2,766	2,087	90,701
Ending Balance	$90,536	$3,052	$2,104	$95,692

June 30, 2011
Loans individually evaluated for impairment	$4,717	$829	$14	$5,560
Loans collectively evaluated for impairment	87,248	2,473	2,320	92,041
Ending Balance	$91,965	$3,302	$2,334	$97,601

4.	EARNINGS PER SHARE

Basic earnings per share is based on net income or loss divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect, if any, of the issuance of shares eligible to be issued pursuant to stock option agreements.

The table below presents the numerators and denominators used in the basic earnings (loss) per common share computations for the three month periods ended September 30, 2011 and 2010.

	Three Months Ended
	September 30,
	2011	2010
Basic earnings (loss) per common share:
Numerator:
Net loss	$(288,700)	$(66,045)
Denominator:
Weighted average common shares outstanding	1,550,815	1,550,815

Basic earnings (loss) per common share	$(0.19)	$(0.04)

Diluted earnings (loss) per common share:
Numerator:
Net loss	$(288,700)	$(66,045)
Denominator:
Weighted average common shares outstanding	1,550,815	1,550,815

Basic earnings (loss) per common share	$(0.19)	$(0.04)

5.           COMMITMENTS

At September 30, 2011 and June 30, 2011, the Company had outstanding commitments to originate loans totaling $913,000 and $1.1 million, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.

6.	STOCK OPTION PLAN

The Company uses historical data to estimate the expected term of the options granted, volatilities, and other factors.  Expected volatilities are based on the historical volatility of the Company’s common stock over a period of time.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend rate is equal to the dividend rate in effect on the date of grant.  There were no grants made during either the fiscal year ended June 30, 2011 or the three months ended September 30, 2011. The exercise price of options granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date. The Company assumes no projected forfeiture rates on its stock-based compensation.

A summary of option activity under the 2004 Stock Option Plan (“Plan”) as of September 30, 2011, and changes during the three months ended September 30, 2011, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term
			( in months)
Outstanding at beginning of period	22,000	$16.95	64
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at end of period	22,000	$16.95	61
Exercisable at end of period	20,000	$16.94

A summary of the Company’s non-vested shares as of September 30, 2011, and changes during the quarter ended September 30, 2011, is presented below:

Non-vested Options	Options	Weighted- Average Grant Date Fair Value

Outstanding at beginning of period	2,000	$5.95
Granted	-	-
Exercised	-	-
Vested	-	-
Forfeited or expired	-	-
Outstanding at end of period	2,000	$5.95

As of September 30, 2011, there was approximately $750 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately three months.

7.	FAIR VALUE MEASUREMENTS

The fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are: (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact. Valuation techniques require the use of inputs that are consistent with the market approach, the income approach and/or the cost approach.

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

Securities Available for Sale:  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would include highly liquid government bonds and exchange traded equities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.  Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities.  In certain cases where there is limited activity of less transparency around the input to the valuation, securities are classified within Level 3 of the valuation hierarchy.

Impaired loans:  The Company does not record loans at fair value on a recurring basis.  From time to time, a loan is considered impaired and an allowance for loan losses is established.  Once a loan has been identified as impaired, management measures impairment based upon the value of the underlying collateral.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.  Loan impairment is measured based upon the present value of expected future cash flows discounts at the loan’s effective interest rate, expect where more practical, at the observable market price of the loan based upon appraisals by qualified licensed appraisers hired by the Company, and are, generally, considered Level 2 measurements.  In some cases, adjustments are made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments are based on unobservable inputs, the resulting fair market measurement is categorized as a level 3 measurement.

Real estate owned:  Other real estate owned is carried at the estimated fair value of the property, less disposal costs.  The fair value of the property is determined based upon appraisals.  As with impaired loans, if significant adjustments are made to the appraised value, based upon unobservable inputs, the resulting fair value measurement is categorized as a level 3 measurement.

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during either the quarter ended September 30, 2011 or the year ended June 30, 2011.

The following tables summarize financial assets measured at fair value on a recurring basis as of September 30, 2011 and June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
Securities available-for-sale:
U. S. Agency Securities	$-	$12,083	$-	$12,083
Residential mortgage-
backed Securities	-	47,234	-	47,234
Municipal Securities	-	110	-	110
Other	-	244	-	244
Total	$-	$59,671	$-	$59,671

June 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
Securities available-for-sale:
U. S. Agency Securities	$-	$22,790	$-	$22,790
Residential mortgage-
backed Securities	-	30,936	-	30,936
Municipal Securities	-	110	-	110
Other	-	244	-	244
Total	$-	$55,058	$-	$55,058

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables summarize financial assets measured at fair value on a non-recurring basis as of September 30, 2011 and June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

September 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)

Impaired Loans	$-	$-	$5,466	$5,466
Real estate owned	-	-	4,845	4,845
Total	$-	$-	$10,322	$10,322

June 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
Impaired Loans	$-	$-	$5,377	$5,377
Real estate owned	-	-	5,503	5,503
Total	$-	$-	$10,880	$10,880

8.	DEFERRED INCOME TAXES

During the quarter ended September 30, 2011 and the year ended June 30, 2011, the Company recorded valuation allowances of $56,000 and $3.1 million, respectively. As of September 30, 2011, management has provided a full valuation allowance for net deferred tax assets resulting from the Company’s cumulative net losses for the last six years.  Most of these losses have occurred during the three fiscal years ended June 30, 2011. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.

At September 30, 2011, the Company had net operating loss carry forwards of approximately $4.4 million which are available to offset future taxable income with $1.0 million available through 2029, $1.6 million available through 2030, $1.3 million available through 2031 and $476,000 available through 2032.

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

On September 30, 2011, the Company had total assets of $204.1 million, net loans receivable of $94.2 million, total deposits of $176.7 million and stockholders’ equity of $17.7 million. The Company’s common shares trade on The Nasdaq Global Market of The NASDAQ Stock Market LLC under the symbol “FBSI.”

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at September 30, 2011, compared to June 30, 2011, and the consolidated results of operations for the three-month period ended September 30, 2011, compared to the three-month period ended September 30, 2010. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended June 30, 2011.

Recent Developments and Corporate Overview

Economic Conditions

The economic decline which began in 2008 and has continued to varying degrees throughout  2011. The downturn has created significant challenges for financial institutions such as First Home Savings Bank.  Dramatic declines in the housing market, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks.  In addition, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties. While the economy has recently shown some small signs of improvement, no upward trend seems to have been established.

New Federal Legislation

Last year Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) which is significantly changing the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  On July 21, 2011, the Dodd-Frank Act eliminated the Office of Thrift Supervision (“OTS”), which had been the primary federal regulator for both the Bank and the Company. Effective with elimination of the OTS, the FDIC became the Bank’s primary federal banking regulator and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) became the Company’s primary federal regulator, each assuming the powers and responsibilities of the Bank’s and Company’s former primary banking regulator, the OTS.  As a result of the Company being regulated by the Federal Reserve Board, the Company will eventually be required to comply with the Federal Reserve Board’s regulations that are applicable to bank holding companies, including bank holding company capital requirements.  These capital requirements are substantially similar to the capital requirements currently applicable to the Bank.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators, which in the Bank’s case, is the FDIC.

The legislation also broadens the base for FDIC insurance assessments.  Assessments are now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Additionally, regulatory changes in overdraft and interchange fee restrictions may reduce our noninterest income.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission (“SEC”) to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Regulatory Orders

On August 17, 2009, the Company and the Bank each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist from the OTS.  In connection with the elimination of the OTS, the Orders to Cease and Desist have been enforced by the Federal Reserve Board and the FDIC as the primary federal regulators of the Company and the Bank, respectively.

Effective October 25, 2011, the Order to Cease and Desist the Bank entered into with the OTS was terminated. Subsequently, on November 3, 2011, the Bank entered into an informal agreement (“Agreement”) with the Director of the Division of Finance of the State of Missouri (“Division”) and the FDIC (collectively referred to as the “Regulatory Authorities”) as a result of the Bank’s July 18, 2011 Report of Examination (“Report”).  Under the terms of the informal Agreement, which is significantly less onerous than the Order to Cease and Desist, the Bank has agreed to:

•	immediately reduce to zero the total amount of assets classified as "Loss" in the Report and in all future examination reports (this requirement has already been completed);
•
submit to the Regulatory Authorities by December 15, 2011, a written plan to reduce the remaining assets classified in the Report, and to subsequently submit to the Regulatory Authorities a plan to reduce assets classified or listed for Special Mention in any future examination or visitation report;

•
maintain Tier 1 Capital, exclusive of loan loss reserves, at no less than 7.0 percent of total assets (which the Bank exceeded with Tier 1 Capital of 8.0 percent of total assets at October 31, 2011), and to not (i) declare or pay any dividends, (ii) pay any management fees or bonuses, and (iii) increase any executive's salary or other compensation while the Tier 1 Capital to asset ratio is below 7.0 percent or which would reduce such ratio below 7.0 percent;

•	maintain the allowance for loan and lease losses at a reasonable and adequate level, consistent with regulatory guidance;
•	correct the loan documentation exceptions noted in the Report and discontinue certain lending practices without proper documentation;
•	submit to the Regulatory Authorities by December 15, 2011, a written plan for calendar years 2012, 2013 and 2014, which includes a three-year budget projection;
•	review and revise the Bank’s funds management policy by December 15, 2011 to include specific recommendations noted in the Report;
•
take immediate action to correct the violations of law and contraventions to interagency policy statements noted in the Report, including implementing procedures designed to prevent future violations of law and contraventions; and

•
Advise the Regulatory Authorities by December 15, 2011, and every 90 days thereafter, in a written report of the Bank’s actions taken to comply with the Agreement, which report shall include certain specific items regarding the status of the Bank’s classified assets.

All customer deposits remain insured to the fullest extent permitted by the FDIC since the Bank entered into the Agreement. The Bank has continued to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions.

The provisions of the informal Agreement remain in effect until lifted by the Regulatory Authorities.

Under the terms of the Company’s Order to Cease and Desist (“Order”), the Company, without the prior written approval of the Federal Reserve Board, may not:

•	Pay dividends;
•	Repurchase shares of the Company’s outstanding common stock; and
•	Issue any debt securities or incur any debt (other than that incurred in the normal course of business).

Other material provisions of the Order require the Company to:

•	develop an acceptable business plan for enhancing, measuring and maintaining profitability, increasing earnings, improving liquidity, maintaining capital levels;
•	ensure the Bank’s compliance with applicable laws, rules, regulations and agency guidelines;
•	not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the Federal Reserve Board;
•	not enter into, renew, extend or revise any compensation or benefit agreements for directors or senior executive officers;
•	not make any indemnification, severance or golden parachute payments;
•	prepare and submit progress reports to the Federal Reserve Board.

The Order will remain in effect until modified or terminated by the Federal Reserve Board.

We believe that the Bank and the Company are currently in substantial compliance with all of the requirements of the Agreement and the Order through their normal business operations.

For additional information regarding the terms of the Agreement and the Order, please see our Current Reports on Form 8-K filed with the SEC on November 8, 2011 and August 18, 2009, respectively. Further, we may be subject to more severe future regulatory enforcement actions, including but not limited to civil money penalties, if we do not comply with the terms of the Agreement and the Order.

Review of Loan Portfolio

Since November 2008, in light of a continually worsening economy, the Bank has conducted ongoing, in depth reviews and analyses of the loans in its portfolio, primarily focusing on its commercial real estate, multi-family, development and commercial business loans. During the fiscal years ended June 30, 2009, June 30, 2010 and June 30, 2011, based primarily on this ongoing loan review, and in light of the economic conditions, the Company recorded provisions for loan losses of $5.3 million, $852,000 and $1.2 million, respectively. During the quarter ended September 30, 2011, The Company recorded an additional provision for loan losses of $56,000.

Beginning with the quarter ended September 30, 2009, the Company has engaged the services of a consultant with an extensive background in commercial real estate, multi-family, development and commercial business lending. The purpose of hiring the consultant was to assist the Company and the Bank in meeting reporting deadlines established in the Orders and, to validate the methodology used internally to review, evaluate and analyze loans. This consultant performed an extensive review of the Company’s credits of $250,000 or larger during the quarter ended September 30, 2009 and performed follow up reviews each quarter through the quarter ended September 30, 2011 in order to assist management’s resolution of problem loans.

Litigation

On January 21, 2011 a jury verdict was entered against the Company and the Bank in the Circuit Court of Ozark County, Missouri, following a jury trial in a claim made by a former employee of the Bank relating to her termination from the Bank in 2007. The former employee claimed that the Bank wrongfully terminated her as a result of her reporting to superiors and Board members what she believed to be illegal activities of two former presidents of the Bank. This alleged cause of action in Missouri is commonly known as a whistleblower lawsuit. Protection for whistleblowers has been carved out as a protected class of employees who, as with certain other classes, such as gender, age, and race for example, cannot be terminated as a result of reporting alleged illegal activities. The jury verdict was against the Bank for $182,000 in compensatory damages (lost wages) and for punitive damages in the amount of $235,000, or a total of $417,000. The Bank believes that the verdict relating to the alleged reporting by the former employee of illegal activities is contrary to the facts and the law, and the Bank filed post-trial motions including a motion for a new trial and other relief. The post-trial motions were denied by the court, and the Bank has filed a notice of appeal. The Bank filed its appeal in September 2011, and the plaintiff has requested an extension to answer the filing. During the quarter ended December 31, 2010, the Bank recorded a liability in the amount of $300,000 in connection with this litigation in anticipation of the final amount it will owe the plaintiff.

In September 2006, the then Chief Financial Officer (“CFO”) of both the Bank and the Company was terminated. Subsequent to her termination, the former CFO filed a lawsuit against the Company and the Bank. The alleged cause of action is a whistleblower lawsuit. The former CFO claimed she was terminated for repeatedly reporting violations of law by two former chief executive officers of the Company and the Bank, and others during her tenure with the organization, and for refusing to sign  certifications for the Company’s securities filing with the SEC subsequent to September 15, 2006. The case was successfully mediated in September 2011. The terms of the settlement are confidential, and substantially all of the settlement amount will be paid by the insurance carrier of the Company and the Bank.  Both the Company and the Savings Bank deny all claims and assertions made by the former CFO.

Financial Condition

As of September 30, 2011, First Bancshares, Inc. had assets of $204.1 million, compared to $209.3 million at June 30, 2011.  The decrease in total assets of $5.3 million, or 2.5%, was the result of a decrease of $11.0 million, or 60.4%, in securities held to maturity, and a decrease of $1.7 million, or 1.7%, in loans receivable and a decrease of $536,000, or 10.9%, in real estate owned. These decreases were partially offset by an increase of $5.6 million, or 10.3%, in securities available-for-sale and the purchase of $3.0 million in Bank Owned Life Insurance (“BOLI”). Deposits decreased $4.0 million, and retail repurchase agreements decreased by $1.2 million. The decrease in deposits related primarily to the reduction of account balances of one large commercial customer.

Loans receivable, net totaled $94.2 million at September 30, 2011, a decrease of $1.7 million, or 1.7%, from $95.8 million at June 30, 2011. The decrease in loans is, in part, the result of decreased originations because of the current uncertainty in the local and national economies. These problems have affected many sectors of the economy and have created concerns for individuals and businesses.  Housing sales, both new and existing, consumer confidence and other indicators of economic health in our market area have decreased over the last year to two years. Additionally, net loans totaling $242,000 were transferred to real estate owned during the quarter ended September 30, 2011.

The Company’s deposits decreased by $4.0 million, or 2.2%, from $180.7 million as of June 30, 2011 to $176.7 million as of September 30, 2011.  The decrease was primarily the result of a reduction in account balances of one commercial customer. The particular customer has occasional large deposits which reduce over varying periods of time. The balance of the Company’s retail repurchase agreements decreased by $1.2 million, or 18.7%, from $6.4 million at June 30, 2011 to $5.2 million at September 30, 2011.

As of September 30, 2011 the Company’s stockholders’ equity totaled $17.7 million, compared to $18.1 million as of June 30, 2011.  The $324,000 decrease was attributable to the net loss of $289,000 during the first quarter of fiscal 2012, and by a negative change in the mark-to-market adjustment, net of taxes, of $36,000 on the Company’s available-for-sale securities portfolio. In addition, there was a $370 increase resulting from the accounting treatment of stock based compensation. There were no dividends paid by the Company during the quarter ended September 30, 2011.

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

Non-performing assets decreased from $10.5 million or 5.0% of total assets, at June 30, 2011 to $9.4 million, or 4.6% of total assets at September 30, 2011.  The Company’s non-performing assets consist of non-accrual loans, past due loans over 90 days, impaired loans not past due or past due less than 90 days, real estate owned and other repossessed assets. The decrease in non-performing assets consisted of a decrease of $342,000 in non-accrual loans, a decrease of $227,000 in impaired loans not past due and a decrease of $537,000 in real estate owned. There were no repossessed assets on the Company’s books at either June 30, 2011 or September 30, 2011. The decrease in non-accrual loans consisted of decreases of $141,000 in non-accrual commercial real estate loans, $198,000 in non-accrual residential mortgages and $3,000 in non-accrual commercial business loans. There were no loans 90 days past due and still accruing at either June 30, 2011 or September 30, 2011. The decrease in non-performing assets since June 30, 2010 is the result of several factors. Starting in November 2008, the Company undertook an extensive review of the loan portfolio through which significant strides were made in identifying, analyzing and providing reserves on problem loans. Since May 2008 the Company has required that all loan originations, renewals and modifications be approved by the Directors’ Loan Committee. Efforts to resolve problem loans by intensifying the Company’s efforts in working with borrowers has yielded some success in resolving problem loans, and where such efforts failed, foreclosures and repossessions have taken place.  As discussed below, management believes the allowance for loan losses as of September 30, 2011, was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.

The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.

	September 30,	June 30,
	2011	2011	2010	2009	2008	2007
	(Dollars in thousands)
Loans accounted for on a non-accrual
basis:
Real estate:
Residential	$254	$452	$258	$593	$94	$245
Commercial and land	489	630	3,587	1,714	1,882	2,171
Commercial business	248	251	82	717	316	467
Consumer	6	6	-	-	21	6
Total	$997	$1,339	$3,927	$3,024	$2,313	$2,889

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$-	$-	$-	$-	$296	$278
Commercial and land	-	-	-	122	64	81
Commercial business	-	-	-	166	-	-
Consumer	-	-	-	-	-	-
Total	$-	$-	$-	$288	$360	$359

Total of non-accrual and
90 days past due loans	$997	$1,339	$3,927	$3,312	$2,673	$3,248

Real estate owned	4,377	4,914	3,885	1,549	1,206	291
Repossessed assets	-	-	61	158	-	2
Other non-performing assets:
Impaired loans not past due	3,994	4,221	5,228	7,013	-	-
Slow home loans (60 to 90 days
past due)	-	-	-	-	-	-
Total non-performing assets	$9,368	$10,474	$13,101	$12,032	$3,879	$3,541

Total loans delinquent 90 days
or more to net loans	0.00%	0.00%	0.00%	0.22%	0.22%	0.23%

Total loans delinquent 90 days
or more to total consolidated assets	0.00%	0.00%	0.00%	0.13%	0.14%	0.15%

Total non-performing assets
to total consolidated assets	4.59%	5.00%	6.19%	5.23%	1.56%	1.47%

Real estate owned and other repossessed assets include real estate and other assets acquired in the settlement of loans, which is recorded at the estimated fair value less the estimated costs to sell the asset.  Any write down at the time of foreclosure is charged against the allowance for loan losses.  Subsequently, net expenses related to holding the property and declines in the market value are charged against income. At September 30, 2011, real estate owned consisted of eighteen properties (six single family residences, eight commercial properties and three parcels of vacant land) with a net book value of $4.4 million.  At June 30, 2011, real estate owned consisted of twenty-three properties (twelve single family residences, eight commercial properties and three parcels of vacant land) with a net book value of $4.9 million. At June 30, 2011, there was no repossessed collateral on the books of either the Bank or the Company. During the three months ended September 30, 2011, eight properties were sold resulting in a net loss of $47,000, and two properties totaling $242,000 were foreclosed on and added to real estate owned.

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

On the basis of management's review of its loans and other assets, at September 30, 2011, the Company had classified $9.4 million of its assets as substandard, $10,000 as doubtful and none as loss.  This compares to classifications at June 30, 2011 of $10.5 million as substandard, none as doubtful and none as loss.  We believe the decrease in substandard classified loans to $9.4 million at September 30, 2011 from $10.5 million at June 30, 2011 is an indication that the on-going, in-depth review and analysis of the Bank’s loan portfolio is helping the Company make progress in identifying and resolving problem loan issues. In addition, during the quarter ended September 30, 2011, an increase in the sale of properties resulted in a reduction in real estate owned.

Classified assets at September 30, 2011 and June 30, 2011 included real estate owned of $4.4 million and $4.7 million, respectively. There were no repossessed assets on the books at either date.

In addition to the classified loans, the Company has identified an additional $702,000 of credits at September 30, 2011 as specially mentioned compared to $176,000 at June 30, 2011. The review and analysis of these loans identified them as credits possessing some element or elements of increased risk. Any deterioration in their financial condition could increase the classified loan totals. The increase in the internal watch list is primarily the result of the current state of the economy which had a negative impact on cash flows for both individuals and businesses. This, along with stricter internal policies, which have been in place during the last two years, relating to the identification and monitoring of problem loans, has resulted in an increase in the number and the total dollar amount of loans identified as problem loans.

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

At September 30, 2011, the Company has established an allowance for loan losses of $1.7 million compared to $2.0 million at June 30, 2011. The decrease in the allowance for loan losses was due to loans totaling $333,000 having been charged off during the quarter ended September 30, 2011. The allowance represents approximately 34.5% and 35.7% of the total non-performing loans (including impaired loans not past due) at September 30, 2011 and June 30, 2011, respectively.  The allowance for loan losses reflects management’s best estimate of probable losses inherent in the portfolio based on currently available information.  The Company believes that the allowance for loan losses as of September 30, 2011 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While the Company believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s financial condition and results of operations.  Future additions to the allowance may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.  In addition, the determination of the amount of the Company’s allowance for loan losses is subject to review by bank regulators as part of the examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Critical Accounting Policies

The Company uses estimates and assumptions in its consolidated financial statements in accordance with generally accepted accounting principles.  Material or critical estimates that are susceptible to significant change include the determination of the allowance for loan losses and the associated provision for loan losses, the estimation of fair value for a number of the Company’s assets, and valuing deferred tax assets.

Allowance for Loan Losses.  Management believes that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period.  This may require management to make assumptions about losses on loans; and the impact of a sudden large loss could require increased provisions, which would negatively affect earnings.

Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Management of the Bank assesses the allowance for loan losses on a monthly basis, through the analysis of several different factors including delinquency, charge-off rates and the changing risk profile of the Bank’s loan portfolio, as well as local economic conditions such as unemployment rates, bankruptcies and vacancy rates of business and residential properties. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.

The allowance for loan losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are updated each quarter based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Company's pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans. During fiscal 2011, each quarterly review included calculations for “look back periods” of one, two and three years and the Bank used the highest historical loss rate in its allowance calculations.

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Bank's lending management and staff; (ii) the effectiveness of the Bank's loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; and (ix) the impact of rising interest rates on portfolio risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a "general allocation matrix" to determine an appropriate general valuation allowance.

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

As mentioned above, one of the factors taken into consideration in the analysis is charge-off rates which are calculated by loan type. Early in fiscal 2010, the Bank shortened the historical time period (“look-back period”) reviewed to calculate these rates from five years to three years. During fiscal 2011 and the first quarter of fiscal 2012, each quarterly review has included calculations for “look back periods” of one, two and three years, and, the Bank used the highest historical loss rate in its allowance calculations.

Net losses in the past three fiscal years have resulted in a cumulative loss of almost $8.6 million. At the end of fiscal 2010, the Company provided a reserve against its net deferred tax asset. Please see the discussion below regarding deferred tax assets.

Estimation of Fair Value.  The estimation of fair value is significant to a number of the Company’s assets, including securities and real estate owned.

Declines in the fair value of equity securities below their amortized cost basis that are deemed to be other-than-temporary impairment losses are reflected as realized losses.  To determine if an other-than-temporary impairment exists on an equity security, the Company considers (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition and near-term prospects of the issuer and (c) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for an anticipated recovery in fair value.  To determine if an other-than-temporary-impairment exists on a debt security, the Company first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery.  If either of the conditions is met, the Company will recognize an other-than-temporary-impairment in earnings equal to the difference between the fair value of the security and its adjusted cost basis. In estimating other-than-temporary impairment losses on debt securities, management considers a number of factors, including, but not limited to: (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the current market conditions and (4) the intent of the Company to not sell the security or whether it is more-likely-than-not that the Company will be required to sell the security before its anticipated recovery. If neither of the conditions is met, the Company determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors.  The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss.  The amount of the credit loss is included in the consolidated statements of income as an other-than-temporary-impairment on securities and is an adjustment to the cost basis of the security.  The portion of the total impairment that is related to all other factors is included in other comprehensive income (loss).

Real estate owned is recorded at fair value less the estimated costs to sell the asset.  Any write down at the time of foreclosure is charged against the allowance for loan losses.  Subsequently, net expenses related to holding the property and declines in the market value are charged against income.

Deferred Tax Assets. The Company accounts for income taxes according to the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates applicable to taxable income for the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are evaluated for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income. The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company estimates future taxable income based on business and tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our projected operating performance, actual results and other factors.

The Company is in a cumulative book taxable loss position. For purposes of establishing a deferred tax valuation allowance, this cumulative book taxable loss position is considered significant, objective evidence that some portion of the deferred tax asset might not be realized in the foreseeable future.

The Company concluded that it is more likely than not, that there would not be sufficient future taxable income to realize the deferred tax asset in the foreseeable future.

Results of Operations for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

General.  For the three months ended September 30, 2011, the Company reported a net loss of $289,000, or $(0.19) per diluted share, compared to a net loss $66,000, or $(0.04) per diluted share, for the same period in 2010.  The increase in net loss for the 2011 period was primarily attributable to a $1.4 million decrease in net interest income, and a $143,000 increase in non-interest expense. These items were partially offset by an increase of $21,000 in non-interest income and a decrease of $7,500 in the provision for loan losses.

Net interest income.  The Company’s net interest income for the three months ended September 30, 2011 was $1.4 million, compared to $1.5 million for the same period in 2010.  The decrease reflects a $368,000 decrease in interest income partially offset by a $253,000 decrease in interest expense.

Interest income. Interest income for the three months ended September 30, 2011 decreased $368,000, or 16.7%, to $1.8 million compared to $2.2 million for the same period in 2010. Interest income from loans decreased $276,000 to $1.3 million for the three months ended September 30, 2011 from $1.6 million for the comparable period in 2010 as a result of a decrease in average loans to $94.7 million during the 2011 period from $106.9 million during the comparable 2010 period and to a decrease in the yield on loans to 5.58% during the three months ended September 30, 2011 from 5.96% during the comparable period in 2010. The decrease in average loans was the result of a decrease in lending volume during the three months ended September 30, 2011 compared to the comparable 2010 period, and the decrease in yield was the result of a downward trend in interest rates between the two periods. Interest rates began to decrease during the first quarter of calendar 2008, continued to decrease through most of the time since and through September 30, 2011 remain at exceptionally low levels.

Interest income from investment securities and other interest-earning assets for the three months ended September 30, 2011 decreased $92,000, or 15.4%, to $505,000 from $597,000 for the same period in 2010. The decrease was the result of a decrease in the yield on these assets to 2.13% for the 2011 period from 2.61% for the 2010 period which was partially offset by an increase in the average balance of these assets of $3.4 million to $94.0 million for the quarter ended September 30, 2011 from $90.6 million for the same period in 2010.

Interest expense. Interest expense for the three months ended September 30, 2011 decreased $253,000 or 38.5%, to $404,000 from $657,000 for the same period in 2010. Interest expense on deposits decreased $256,000 to $344,000 in the three months ended September 30, 2011 from $600,000 in the same period in 2010. The decrease resulted from a decrease in the average cost of deposits to 0.87% in the 2011 period from 1.42% in the 2010 period, and by a decrease in average interest-bearing deposit balances of $10.4 million to $156.9 million in the 2011 period from $167.3 million in the 2010 period. Interest expense on other interest-bearing liabilities increased $3,000 to $60,000 in the three months ended September 30, 2011 from $57,000 in the comparable period in 2010. The increase in interest expense on other interest-bearing liabilities was attributable to an increase in the average balance of other interest-bearing liabilities of $736,000 to $8.8 million during the 2011 period from $8.1 million during the 2010 period which was partially offset by a decrease in the average cost of other interest bearing liabilities to 2.13% during the 2011 period from 2.79% during the 2010 period. The average outstanding balance of retail repurchase agreements increased to $5.8 million during the three months ended September 30, 2011 from $5.1 million during the comparable period in 2010.

Net interest margin. The Company’s net interest margin decreased to 3.01% for the three months ended September 30, 2011 from 3.11% for the three months ended September 30, 2010.

Provision for loan loss. During the quarter ended September 30, 2011, the provision for loan losses was $56,000, compared to $63,000 for the quarter ended September 30, 2010.  For a discussion of this change, see “Non-performing Assets and Allowance for Loan Losses” herein.

Non-interest income.  For the three months ended September 30, 2011, non-interest income totaled $308,000, compared to $287,000 for the three months ended September 30, 2010.  The $21,000 increase between the two periods resulted primarily from a net profit of $114,000 on the sale of securities and income of $8,000 on the BOLI purchased during the 2011 period. These increases were offset by a decrease in service charges and other fee income of $58,000, a decrease in other non-interest income of $18,000, and increases of $18,000 and $7,000 in net loss on the sale of property and equipment and real estate owned and provision for losses on real estate owned, respectively. The decrease in service charges and other fee income was due to regulatory changes that have resulted in restrictions on type, number and amount of fees charged by financial institutions. We have also observed that account holders are taking greater care that they do not incur overdraft charges on their accounts. The increase in the loss on the sale of real estate owned was due to primarily to the number of properties that were sold during the 2011 quarter.

Non-interest expense. Non-interest expense increased by $143,000 from $1.8 million during the three months ended September 30, 2010 to $2.0 million for the three months ended September 30, 2011.  This was the result of increases of $67,000, $88,000 and $18,000 in compensation and benefits, professional fees and deposit insurance premiums, respectively. These increases were partially offset by decreases of $8,000 in occupancy and equipment expense and $23,000 in other non-interest expenses. The increase in compensation was the result of additional funding to the frozen defined benefit plan and, in part, to a change in senior management. The increase in professional fees was primarily related to costs associated with foreclosures and maintenance for real estate owned.

Income tax expense.  State income tax expense and income tax benefits are recorded based on the taxable income or loss of each of the Company. Federal income taxes are calculated based on the combined income of the consolidated group. Pre-tax net income is reduced by non-taxable income items and increased by non-deductible expense items. However, during the year ended June 30, 2011, the Company recorded income tax expense of $1.0 million. This was the result of the reversal of current year and previously recorded net deferred tax benefits. In light of the cumulative net losses the Company has experienced over the last five fiscal years, current accounting standards required that the net deferred tax asset be reserved. Future earnings are expected to enable the Company to recover these reserved deferred tax assets.

The Company recorded no income tax provision or benefit for the three months ended September 30, 2011 as compared to a tax provision of $6,000 for the three months ended September 30, 2010.  The $6,000 provision in the quarter ended September 30, 2010 was required to reduce the valuation allowance related to the net deferred tax asset  to zero.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At September 30, 2011, the Company had commitments to originate loans totaling $913,000. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require First Home Savings Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth First Home Savings Bank's actual capital and required capital amounts and ratios at September 30, 2011 which, at that date, exceeded the minimum capital adequacy requirements.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
At September 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
Tangible Capital (to adjusted total assets)	$16,177	8.00%	$3,032	1.50%	-	- -
Tier 1 (Core) Capital (to adjusted total assets)	16,177	8.00%	8,084	4.00%	$10,105	5.00%
Tier 1 (Core) Capital (to risk weighted assets)	16,177	16.98%	3,812	4.00%	5,717	6.00%
Total Risk Based Capital (to risk weighted assets)	17,352	18.21%	7,623	8.00%	9,529	10.00%

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  While at September 30, 2011, First Home Savings Bank still exceeded minimum requirements for the well capitalized category, it is not considered well capitalized as a result of the Agreement that was entered into with the Division and the FDIC.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain "forward-looking statements" that relate to the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "intend," "should," "plan," "project," "estimate," "potential," "seek," "strive," or "try" or other conditional verbs such as "will," "would," "should," "could," or "may" or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate and about the Company and the Bank, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our strategies. Our ability to predict results or the actual effects of our plans or strategies is inherently uncertain. Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our  ability to sell loans in the secondary market; adverse changes in the securities markets; results of examinations of the Company by the Federal Reserve Board and of the Bank by the FDIC, the Missouri Division of Finance or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the possibility that we will be unable to comply with the conditions imposed upon us by the Bank’s informal Agreement with the Missouri Division of Finance and the FDIC and the Company’s Order to Cease and Desist issued by the Company’s prior banking regulator, the OTS, including but not limited to our ability to reduce our non-performing assets, which could result in the imposition of additional restrictions on our operations; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes such as the Dodd-Frank Act and its implementing regulations that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; our ability to attract and retain deposits; further increases in premiums for deposit insurance; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the Company’s and Bank’s ability to pay dividends on its common stock; the inability of key third-party providers to perform their obligations to us; changes in accounting policies, principles and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; our ability to lease excess space in Company-owned buildings; and other risks detailed in this Quarterly Report on Form 10-Q. Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for future periods to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's operating and stock performance.

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

Based upon that evaluation, the Company’s  Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011 the Company’s  disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by the Company  in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by the Company  in the  reports that it files or submits under the Exchange Act is accumulated and communicated to its  management, including its  principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended September 30, 2011, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST BANCSHARES, INC.
AND SUBSIDIARIES
PART II - OTHER INFORMATION

FORM 10-Q
Item 1.          Legal Proceedings

There are no material pending legal proceedings, other than those discussed in Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments and Corporate Overview, Litigation, to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our June 30, 2011 Annual Report on Form 10-K

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
101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Balance Sheets; (2) Condensed Consolidated Statement of Operations; (3) Condensed Consolidated Statements of Stockholders’ Equity; (4) Condensed Consolidated Statement of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements.*

___________
*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BANCSHARES, INC.

Date: November 14, 2011	By: /s/ R. Bradley Weaver
R. Bradley Weaver,
Chief Executive Officer

Date: November 14, 2011	By: /s/ Ronald J. Walters
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
101
The following materials from the Corporation’s Quarterly Report on Form 10-Q for the quarter   ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Balance Sheets; (2) Condensed Consolidated Statement of Operations; (3) Condensed Consolidated Statements of Stockholders’ Equity; (4) Condensed Consolidated Statement of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements.

41