Form 10-Q
period 2011-12-31
FIRST BANCSHARES INC /MO/
filed 2012-02-14
CIK 912967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No___

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes (X)    No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ( )	Accelerated filer ( )
Non-accelerated filer ( )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 1,550,815 shares outstanding at February 10, 2012.

FIRST BANCSHARES, INC.
AND SUBSIDIARIES
FORM 10-Q

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	December 31,	June 30,
	2011	2011

ASSETS
Cash and cash equivalents	$18,673,314	$24,798,915
Certificates of deposit purchased	250,000	2,939,675
Securities available-for-sale	65,010,336	54,080,467
Securities held to maturity, fair market value at:
December 31, 2011, $5,849,166; June 30, 2011, $18,193,227	5,770,670	18,145,893
Federal Home Loan Bank stock, at cost	428,800	428,800
Loans receivable, net of allowances for loan losses at:
December 31, 2011, $1,666,325; June 30, 2011, $1,982,599	94,280,054	95,816,656
Loans held for sale	-	61,140
Accrued interest receivable	702,480	778,420
Prepaid FDIC insurance premiums	721,355	752,998
Prepaid expenses	273,916	439,677
Property and equipment, net	5,649,971	5,897,731
Real estate owned and other repossessed assets	3,356,872	4,913,828
Intangible assets, net	60,067	85,126
Income taxes recoverable	53,751	138,360
Bank-owned life insurance	3,032,396	-
Other assets	40,415	66,123
Total assets	$198,304,397	$209,343,809

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$171,995,638	$180,660,992
Retail repurchase agreements	5,140,732	6,416,491
Advances from Federal Home Loan Bank	3,000,000	3,000,000
Accrued expenses	1,060,533	1,201,657
Total liabilities	181,196,903	191,279,140

Preferred stock, $.01 par value; 2,000,000 shares
authorized, none issued	-	-
Common stock, $.01 par value; 8,000,000 shares
authorized, 2,895,036 issued at December 31, 2011
and June 30, 2011, 1,550,815 shares outstanding at
December 31, 2011 and June 30, 2011	28,950	28,950
Paid-in capital	18,062,191	18,061,442
Retained earnings - substantially restricted	17,487,366	18,437,566
Treasury stock - at cost; 1,344,221 shares	(19,112,627)	(19,112,627)
Accumulated other comprehensive income	641,614	649,338
Total stockholders' equity	17,107,494	18,064,669
Total liabilities and stockholders' equity	$198,304,397	$209,343,809

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Interest Income:
Loans receivable	$1,320,726	$1,525,133	$2,651,562	$3,131,791
Securities	327,971	521,609	808,635	1,076,635
Other interest-earning assets	13,620	46,783	38,058	88,784
Total interest income	1,662,317	2,093,525	3,498,255	4,297,210
Interest Expense:
Deposits	325,324	485,101	669,419	1,085,267
Retail repurchase agreements	19,290	19,647	41,105	38,387
Borrowed funds	37,874	37,873	75,747	75,747
Total interest expense	382,488	542,621	786,271	1,199,401
Net interest income	1,279,829	1,550,904	2,711,984	3,097,809
Provision for loan losses	18,204	408,000	73,840	471,181
Net interest income after
provision for loan losses	1,261,625	1,142,904	2,638,144	2,626,628
Non-interest Income:
Service charges and other fee income	208,170	255,144	433,204	537,864
Gain on sale of loans	-	739	3,036	3,109
Gain (loss) on sale of investments	(17,561)	-	96,401	-
Gain (loss) on sale of property and
equipment and real estate owned	9,713	6,456	(35,986)	(59,250)
Provision for loss on real estate owned	(584,410)	(500,000)	(591,691)	(500,000)
Income from bank-owned life insurance	24,426	-	32,396	-
Other	13,968	12,032	24,709	79,401
Total non-interest income	(345,694)	(225,629)	(37,931)	61,124
Non-interest Expense:
Compensation and employee benefits	856,449	852,382	1,790,499	1,719,126
Occupancy and equipment	329,483	328,372	647,330	654,249
Professional fees	149,118	180,193	403,447	345,726
Deposit insurance premiums	(86,931)	108,654	37,889	215,817
Other	244,703	639,820	586,639	1,004,886
Total non-interest expense	1,492,822	2,109,421	3,465,804	3,939,804
Loss before taxes	(576,891)	(1,192,146)	(865,591)	(1,252,052)
Income taxes	84,609	281,494	84,609	287,633
Net loss	$(661,500)	$(1,473,640)	$(950,200)	$(1,539,685)

Earnings (loss) per share – basic	$(0.43)	$(0.95)	$(0.61)	$(0.99)
Earnings (loss) per share – diluted	(0.43)	(0.95)	(0.61)	(0.99)
Dividends per share	0.00	0.00	0.00	0.00

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Net Income (loss)	$(661,500)	$(1,473,640)	$(950,200)	$(1,539,685)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities
available-for-sale, net of deferred income
taxes and reclassification adjustment for
gains realized in income	28,279	(518,719)	(7,724)	(530,586)
Comprehensive income (loss)	$(633,221)	$(1,992,359)	$(957,924)	$(2,070,271)

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(950,200)	$(1,539,685)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	264,414	278,469
Amortization	25,059	25,058
Net amortization of premiums and accretion of (discounts) on securities	199,901	(61,268)
Stock based compensation	749	2,652
Gain on the sale of securities	(96,401)	-
Provision for loan losses	73,840	471,181
Provision for losses on real estate owned	591,691	500,000
Gain on the sale of loans	(3,036)	(3,109)
Proceeds from sales of loans originated for sale	64,176	774,386
Loans originated for sale	-	(859,576)
Deferred income taxes	84,609	273,332
Loss on sale of property and equipment
and real estate owned	35,986	20,939
Loss on sale of other repossessed assets	-	38,311
Income from bank-owned life insurance	(32,396)	-
Net change in operating accounts:
Accrued interest receivable and other assets	277,409	341,012
Deferred loan costs	12,265	2,637
Income taxes recoverable	-	14,301
Prepaid FDIC insurance premium	31,642	-
Accrued expenses	(137,144)	80 937
Net cash provided by operating activities	442,565	359,577

Cash flows from investing activities:
Purchase of certificates of deposit purchased	-	(2,399,000)
Maturities of certificates of deposit purchased	2,689,675	3,149,000
Purchase of securities available-for-sale	(50,485,174)	(28,204,156)
Sale of securities available-for-sale	26,164,795	-
Proceeds from maturities of securities available-for-sale	13,285,135	23,510,326
Purchase of securities held to maturity	-	(7,000,000)
Proceeds from maturities of securities held to maturity	12,372,955	518,034
Net decrease in loans receivable	1,104,189	4,730,268
Purchase of bank owned life insurance	(3,000,000)	-
Purchases of property and equipment	(168,348)	(294,404)
Investment in real estate owned and repossessed assets	-	(6,500)
Proceeds of insurance claim on repossessed assets	1,787	-
Proceeds from sale of real estate held for investment	134,133	-
Net proceeds from sale of real estate owned and repossessed assets	1,273,800	334,256
Net cash provided (used by) by investing activities	3,372,947	(5,662,176)

Cash flows from financing activities:
Net change in deposits	(8,665,354)	(4,904,704)
Net change in retail repurchase agreements	(1,275,759)	(280,603)
Net cash used by financing activities	(9,941,113)	(5,185,307)

Net increase in cash and cash equivalents	(6,125,601)	(10,487,906)
Cash and cash equivalents - beginning of period	24,798,915	20,182,593
Cash and cash equivalents - end of period	$18,673,314	$9,694,687

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$794,851	$1,243,862
Income taxes	-	-

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to real estate acquired in settlement of loans	$346,308	$2,222,963

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

In May 2011, the FASB issued FASB ASU No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance amends previous guidance on fair value measurement to achieve common fair value measurement and disclosure requirement in GAAP and IFRS. The guidance is effective for the first interim or annual period beginning after December 15, 2011. The adoption of this pronouncement has not had a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued FASB ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income.  The guidance will facilitate convergence of GAAP and IFRS. The guidance is effective for the annual periods, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.  While the FSAB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassification out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. If ASU 2011-05 is adopted as originally presented, management does not believe it will have a significant impact on the Company’s consolidated financial statements.

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

In December 2011, FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in conjunction with the International Accounting Standards Board's issuance of amendments to Disclosures - Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). While the boards retained the existing offsetting models under U.S. GAAP and IFRS, the new standards require disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required.  The amendments in this update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this update.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

3             LOANS RECEIVABLE, NET

At December 31, 2011 and June 30, 2011, loans consisted of the following:

	(Dollars in thousands)
	December 31, 2011		June 30, 2011
Type of Loan	Amount	Percent	Amount	Percent
Mortgage Loans:
Residential	$53,024	55.37%	$54,860	56.22%
Commercial Real Estate	30,902	32.27	29,877	30.61
Land	3,381	3.53	3,283	3.36
Second Mortgage Loans	3,750	3.91	3,945	4.04
Total Mortgage Loans	91,057	95.08	91,965	94.23
Consumer Loans:
Automobile Loans	688	0.72	807	0.83
Savings Account Loans	964	1.01	1,143	1.17
Mobile Home Loans	112	0.12	139	0.14
Other Consumer Loans	191	0.20	245	0.25
Total Consumer Loans	1,955	2.05	2,334	2.39
Commercial Business Loans	2,748	2.87	3,302	3.38
Total Loans	95,760	100.00%	97,601	100.00%
Add: Unamortized deferred loan costs,
net of origination fees	186		199
Less: Allowance for possible loan losses	1,666		1,983
Total Loans Receivable, net	$94,280		$95,817

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial business loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company's commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company's exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2011, approximately 26.8% of the outstanding principal balances of the Company's commercial real estate loans were secured by owner-occupied properties.

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

Concentrations of Credit. Most of the Company's lending activity occurs within the State of Missouri, including eleven counties surrounding one of the largest metropolitan areas in the State of Missouri, Springfield, as well as other markets. The majority of the Company's loan portfolio consists of one-to-four family home loans, commercial and commercial real estate loans. As of December 31, 2011 and June 30, 2011, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as "related parties"). These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. Activity in related party loans during the six months ended December 31, 2011 is presented in the following table.

(In Thousands)
Balance outstanding at June 30, 2011	$ 103
Principal additions	-
Principal reductions	(13)
Balance at December 31, 2011	$ 90

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

Non-accrual loans segregated by class of loan at December 31, 2011 and June 30, 2011 were as follows:

	(In Thousands)
	December 31, 2011	June 30, 2011
Non-Accrual Loans
Real Estate:
Residential	$50	$452
Commercial and Land	461	630
Commercial Business	81	251
Consumer	6	6
Total Non-Accrual Loans	$598	$1,339

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income, net of tax, of approximately $24,000 during the six month period ended December 31, 2011.

An age analysis of past due loans segregated by class of loans, as of December 31, 2011 was as follows:

	(In Thousands)
	Loans
	30 - 89 Days	90+ Days	Non- Accrual	Current	Total
Type of Loan	Past Due	Past Due	Loans	Loans	Loans
Mortgage Loans:
Residential	$ 733	$ -	$ 50	$52,241	$53,024
Commercial Real Estate	88	-	368	30,446	30,902
Land	3	-	93	3,285	3,381
Second Mortgage Loans	42	-	-	3,708	3,750
Total Mortgage Loans	866	-	511	89,680	91,057
Consumer Loans:
Automobile Loans	10	-	6	672	688
Savings Account Loans	-	-	-	964	964
Mobile Home Loans	-	-	-	112	112
Other Consumer Loans	-	-	-	191	191
Total Consumer Loans	10	-	6	1,939	1,955
Commercial Business Loans	-	-	81	2,667	2,748
Total Loans	$ 876	$ -	$ 598	$94,286	$95,760

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company offers various types of concessions when modifying a loan.  These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, interest rates below market rates, loan maturity extensions, forbearance agreements, forgiveness of principal, extended amortizations, additional extensions of credit that creates a credit balance that exceeds the collateral value, or other actions.  Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months. However, such loans would  as TDRs until the borrower's sustained repayment performance is at least twelve months.

When the Company modifies a loan in a TDR, it evaluates any possible impairment similar to other impaired loans based on the current fair value of the collateral, less selling costs for collateral dependent loans.  Loans may also be valued based on a discounted cash flow analysis at the loan’s effective interest rate.  If it is determined that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs) impairment is recognized through an allowance estimate or a charge-off to the allowance.  In periods subsequent to modifications, all TDRs are evaluated, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

Performing loans classified as TDRs during the six months ended December 31, 2011, segregated by class, are shown in the table below:

Six months ended December 31, 2011
Recorded
Investment
	Number of	with no	Related
Type of Loan	Contracts	Allowance	Allowance
(In Thousands)
Mortgage Loans:
Residential	-	-	-
Commercial Real Estate	1	$474	$62
Land	-	-	-
Second Mortgage Loans	-	-	-

Total Mortgage Loans	1	474	62

Consumer Loans:
Automobile Loans	-	-	-
Savings Account Loans	-	-	-
Mobile Home Loans	-	-	-
Other Consumer Loans	-	-	-
Total Consumer Loans	-	-	-
Commercial Business Loans	-	-	-
Total Loans	1	$474	$62

For the six months ended December 31, 2011, one commercial real estate loan was renewed and was classified as a TDR due to a reduction of the interest rate and an extension of the amortization term. The financial impact of this modification was immaterial.  In addition, there was no material impact on the loan loss allowance as a result of this modification because the loan had been subject to impairment analysis and the reserve was already in place.

There were no TDR loans during  the period July 1, 2011 through December 31, 2011 that have defaulted on their restructured terms. There is one commercial real estate loan that became a TDR in the quarter ended December 31, 2010, and also defaulted on the restructured terms during the same period. The property securing the loan is currently involved in a foreclosure.

As of December 31, 2011, the Bank had $554,000 of performing loans classified as TDRs including the $474,000 commercial real estate loan in the table above which became a TDR during the six months ended December 31, 2011.

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

Impaired loans include nonperforming loans but also include loans modified in TDRs where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collections.

Impaired loans at December 31, 2011 and June 30, 2011 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

December 31, 2011	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
	(In Thousands)
Residential Real Estate	$468	$89	$243	$332	$137	$598
Commercial Real Estate	3,690	1,566	2,057	3,623	67	3,323
Land	529	529	-	529	-	422
Commercial Business	109	104	-	104	5	383
Consumer	11	11	-	11	-	14
	$4,508	$2,299	$2,300	$4,599	$209	$4,740

June 30, 2011	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(In Thousands)
Residential Real Estate	$847	$460	$364	$824	$23	$913
Commercial Real Estate	3,694	1,229	1,846	3,075	618	4,154
Land	176	176	-	176	-	351
Commercial Business	829	498	267	764	65	465
Consumer	14	14	-	14	-	3
	$5,560	$2,377	$2,477	$4,854	$706	$5,886

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

The following tables show the outstanding balance of loans by credit quality indicator and loan segment as of December 31, 2011 and June 30, 2011:

December 31, 2011
	(In Thousands)
		Specially
Type of Loan	Pass	Mentioned	Substandard	Doubtful	Total
Mortgage Loans:
Residential	$52,029	$527	$459	$9	$53,024
Commercial Real Estate	27,041	171	3,690	-	30,902
Land	2,851	-	530	-	3,381
Second Mortgage Loans	3,750	-	-	-	3,750
Total Mortgage Loans	85,671	698	4,679	9	91,057
Consumer Loans:
Automobile Loans	677	-	11	-	688
Savings Account Loans	964	-	-	-	964
Mobile Home Loans	112	-	-	-	112
Other Consumer Loans	191	-	-	-	191
Total Consumer Loans	1,944	-	11	-	1,955
Commercial Business Loans	2,639	-	109	-	2,748
Total Gross Loans	$90,254	$698	$4,799	$9	$95,760

June 30, 2011
		Specially
Type of Loan	Pass	Mentioned	Substandard	Doubtful	Total
	(In Thousands)
Mortgage Loans:
Residential	$54,032	$-	$828	$-	$54,860
Commercial Real Estate	26,008	176	3,694	-	29,878
Land	3,107	-	176	-	3,283
Second Mortgage Loans	3,926	-	19	-	3,945
Total Mortgage Loans	87,073	176	4,717	-	91,966
Consumer Loans:
Automobile Loans	793	-	14	-	807
Savings Account Loans	1,143	-	-	-	1,143
Mobile Home Loans	138	-	-	-	138
Other Consumer Loans	245	-	-	-	245
Total Consumer Loans	2,319	-	14	-	2,333
Commercial Business Loans	2,473	-	829	-	3,302
Total Gross Loans	$91,865	$176	$5,560	$-	$97,601

The following table presents weighted average risk grades for the entire portfolio of each of the types of loans listed, and the total amount of such loans that were classified as Risk Grades 6, 7 and 8.

	December 31, 2011		June 30, 2011
	Weighted Average Risk Grade	(In Thousands) Classified Loans	Weighted Average Risk Grade	(In Thousands) Classified Loans
Commercial Real Estate	3.44	$3,690	3.40	$3,694
Land	3.50	530	3.19	176
Commercial Business	3.34	109	3.81	829
Total		$4,329		$4,699

Net (charge-offs) recoveries, segregated by class of loans, were as follows:

Six Months Ended
December 31, 2011
(In Thousands)
Mortgage Loans:
Residential	$(49)
Commercial Real Estate	(227)
Land	-
Commercial Business Loans	(102)
Consumer Loans	(13)
Total	$(391)

In assessing the general economic conditions in the State of Missouri, management monitors and tracks the State and Counties Unemployment Rates, DJIA, S&P 500, NASDAQ, Fed Funds, Prime Rate, Crude, Gold, LIBOR and Springfield Builder Permits.  Management believes these indices provide a reliable indication of the direction of overall economy from expansion to recession throughout the United States and in the State of Missouri.

Allowance for Possible Loan Losses. The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company's allowance for possible loan loss methodology includes allowance allocations calculated in accordance with U.S. GAAP calculated in accordance with Accounting Standards Codification (“ASC”) 450 and ASC 310. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company's process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for possible loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are updated each quarter based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Company's pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans. Starting in fiscal 2011, each quarterly review has included calculations for “look back periods” of one, two and three years and the Bank used the highest historical loss rate in its allowance calculations.

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

The following table details activity in the allowance for possible loan losses by portfolio segment for the quarter ended December 31, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	(In Thousands)
		Commercial
	Mortgage	Business	Consumer
	Loans	Loans	Loans	Total

Balance – June 30, 2011	$1,702	$258	$23	$1,983
Provision for loan losses	(35)	104	5	74
Charge-offs	(342)	(126)	(20)	(488)
Recoveries	66	24	7	97
Net (Charge-offs) / Recoveries	(276)	(102)	(13)	(391)
Balance – December 31, 2011	$1,391	$260	$15	$1,666

Period-end amount allocated to:
Loans individually evaluated	$204	$5	$-	$209
for impairment
Loans collectively evaluated	1,187	255	15	1,457
for impairment
Balance – December 31, 2011	$1,391	$260	$15	$1,666

The Company's recorded investment in loans as of December 31, 2011 and June 30, 2011 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Company's impairment methodology was as follows:

	(In Thousands)
	Mortgage Loans	Commercial Business Loans	Consumer Loans	Total Loans
December 31, 2011
Loans individually evaluated for impairment	$4,688	$109	$11	$4,808
Loans collectively evaluated for impairment	86,369	2,639	1,944	90,952
Ending Balance	$91,057	$2,748	$1,955	$95,760

June 30, 2011
Loans individually evaluated for impairment	$4,717	$829	$14	$5,560
Loans collectively evaluated for impairment	87,248	2,473	2,320	92,041
Ending Balance	$91,965	$3,302	$2,334	$97,601

4.	EARNINGS PER SHARE

Basic earnings per share is based on net income or loss divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect, if any, of the issuance of shares eligible to be issued pursuant to stock option agreements.

The table below presents the numerators and denominators used in the basic earnings (loss) per common share computations for the three and six month periods ended December 31, 2011 and 2010.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Basic earnings (loss) per common share:
Numerator:
Net loss	$(661,500)	$(1,473,640)	$(950,200)	$(1,539,685)
Denominator:
Weighted average common shares outstanding	1,550,815	1,550,815	1,550,815	1,550,815

Basic earnings (loss) per common share	$(0.43)	$(0.95)	$(0.61)	$(0.99)

Diluted earnings (loss) per common share:
Numerator:
Net loss	$(661,500)	$(1,473,640)	$(950,200)	$(1,539,685)
Denominator:
Weighted average common shares outstanding	1,550,815	1,550,815	1,550,815	1,550,815

Basic earnings (loss) per common share	$(0.43)	$(0.95)	$(0.61)	$(0.99)

5.           COMMITMENTS

At December 31, 2011 and June 30, 2011, the Company had outstanding commitments to originate loans totaling $476,000 and $356,000, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.

6.	STOCK OPTION PLAN

The Company uses historical data to estimate the expected term of the options granted, volatilities, and other factors.  Expected volatilities are based on the historical volatility of the Company’s common stock over a period of time.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend rate is equal to the dividend rate in effect on the date of grant.  There were no grants made during either the fiscal year ended June 30, 2011 or the six months ended December 31, 2011. The exercise price of options granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date. The Company assumes no projected forfeiture rates on its stock-based compensation.

A summary of the option activity under the 2004 Stock Option Plan (“Plan”) as of December 31, 2011, and changes during the six months ended December 31, 2011, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term
			(in months)
Outstanding at beginning of period	22,000	$16.95	64
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at end of period	22,000	$16.95	58
Exercisable at end of period	20,000	$16.94

A summary of the Company’s non-vested shares as of December 31, 2011, and changes during the six months ended December 31, 2011, is presented below:

Non-vested Options	Options	Weighted- Average Grant Date Fair Value

Outstanding at beginning of period	2,000	$5.95
Granted	-	-
Exercised	-	-
Vested	-	-
Forfeited or expired	-	-
Outstanding at end of period	2,000	$5.95

As of December 31, 2011, there was approximately $375 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately one and one-half months.

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

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during either the six months ended December 31, 2011 or the year ended June 30, 2011.

The following tables summarize financial assets measured at fair value on a recurring basis as of December 31, 2011 and June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Securities available-for-sale:
U. S. Agency Securities	$-	$15,275	$-	$15,275
Residential mortgage-
backed Securities	-	49,501	-	49,501
Other	-	234	-	234
Total	$-	$65,010	$-	$65,010

June 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Securities available-for-sale:
U. S. Agency Securities	$-	$22,790	$-	$22,790
Residential mortgage-
backed Securities	-	30,936	-	30,936
Municipal Securities	-	110	-	110
Other	-	244	-	244
Total	$-	$55,058	$-	$55,058

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables summarize financial assets measured at fair value on a non-recurring basis as of December 31, 2011 and June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$-	$-	$5,315	$5,315
Real estate owned			3,796	3,796
Repossessed assets	-	-	2	2
Total	$-	$-	$9,113	$9,113

June 30, 2011	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(In Thousands)
Impaired loans	$ -	$ -	$ 5,377	$ 5,377
Real estate owned	-	-	5,503	5,503
Total	$ -	$ -	$10,880	$10,880

8.	DEFERRED INCOME TAXES

During the six months ended December 31, 2011 and the year ended June 30, 2011, the Company recorded valuation allowances of $3.4 million and $3.1 million, respectively. As of December 31, 2011, management has provided a full valuation allowance for net deferred tax assets resulting from the Company’s cumulative net losses for the last six years.  Most of these losses have occurred during the three fiscal years ended June 30, 2011. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.

At December 31, 2011, the Company had net operating loss carry forwards of approximately $5.4 million which are available to offset future taxable income with $1.0 million available through 2029, $1.6 million available through 2030, $1.3 million available through 2031 and $1.5 million available through 2032.

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

On December 31, 2011, the Company had total assets of $198.3 million, net loans receivable of $94.3 million, total deposits of $172.0 million and stockholders’ equity of $17.1 million. The Company’s common shares trade on The Nasdaq Global Market of The NASDAQ Stock Market LLC under the symbol “FBSI.”

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at December 31, 2011, compared to June 30, 2011, and the consolidated results of operations for the three-month and six-month periods ended December 31, 2011, compared to the three-month and six-month periods ended December 31, 2010. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended June 30, 2011.

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

New Federal Legislation

Last year Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) which is significantly changing the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  On July 21, 2011, the Dodd-Frank Act eliminated the Office of Thrift Supervision (“OTS”), which had been the primary federal regulator for both the Bank and the Company. Effective with elimination of the OTS, the FDIC became the Bank’s primary federal banking regulator and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) became the Company’s primary federal regulator, each assuming the powers and responsibilities of the Bank’s and Company’s former primary banking regulator, the OTS.  As a result of the Company being regulated by the Federal Reserve Board, the Company will eventually be required to comply with the Federal Reserve Board’s regulations that are applicable to bank holding companies, including bank holding company capital requirements.  These capital requirements are substantially similar to the capital requirements currently applicable to the Bank.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  The Dodd-Frank Act requires new capital regulations to be adopted in final form 18 months after the date of enactment of the Dodd-Frank Act (July 21, 2010). Many of the Dodd-Frank Act’s implementing rules and regulations, however, have been delayed and proposed capital regulations were issued by the Federal Reserve in December 2011, which are subject to a comment period ending in March 2012.

In addition to new capital requirements, the Dodd-Frank Act also implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, has or will:

•
Centralized responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts.  Smaller financial institutions, including the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Provide for new disclosure and other requirements relating to executive compensation and corporate governance.
•
Made permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non interest-bearing demand transaction accounts at all insured depository institutions.

•
Effective July 21, 2011, repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•
Required all depository institution holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the financial services industry more generally. The elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending on our competitors’ responses.  Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

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

•
maintain Tier 1 Capital, exclusive of loan loss reserves, at no less than 7.0 percent of total assets (which the Bank exceeded with Tier 1 Capital of 7.79 percent of total assets at December 31, 2011), and to not (i) declare or pay any dividends, (ii) pay any management fees or bonuses, and (iii) increase any executive's salary or other compensation while the Tier 1 Capital to asset ratio is below 7.0 percent or which would reduce such ratio below 7.0 percent;

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
•
take immediate action to correct the violations of law and contraventions to interagency policy statements noted in the Report, including implementing procedures designed to prevent future violations of law and contraventions (this requirement has already been completed); and

•
advise the Regulatory Authorities by December 15, 2011, and every 90 days thereafter, in a written report of the Bank’s actions taken to comply with the Agreement, which report shall include certain specific items regarding the status of the Bank’s classified assets.

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

Review of Loan Portfolio

Since November 2008, in light of a continually worsening economy, the Company has conducted ongoing, in depth reviews and analyses of the loans in its portfolio, primarily focusing on its commercial real estate, multi-family, development and commercial business loans. During the fiscal years ended June 30, 2009, June 30, 2010 and June 30, 2011, based primarily on this ongoing loan review, and in light of the economic conditions, the Company recorded provisions for loan losses of $5.3 million, $852,000 and $1.2 million, respectively. During the six month period ended December 31, 2011, the Company recorded an additional provision for loan losses of $74,000.

Beginning with the quarter ended September 30, 2009, and through the quarter ended September 30, 2011, the Company engaged the services of a consultant with an extensive background in commercial real estate, multi-family, development and commercial business lending. The purpose of hiring the consultant was to assist the Company and the Bank in meeting reporting deadlines established in the Orders and to validate the methodology used internally to review, evaluate and analyze loans. The consultant performed an extensive review of the Company’s credits of $250,000 or larger during the quarter ended September 30, 2009 and performed follow up reviews each quarter through the quarter ended September 30, 2011 to assist management’s resolution of problem loans. The next scheduled review will be conducted in June 2012, as the Bank has switched to one annual review instead of four quarterly reviews.

Litigation

On January 21, 2011 a jury verdict was entered against the Company and the Bank in the Circuit Court of Ozark County, Missouri, following a jury trial in a claim made by a former employee of the Bank relating to her termination from the Bank in 2007. The former employee claimed that the Bank wrongfully terminated her as a result of her reporting to superiors and Board members what she believed to be illegal activities of two former presidents of the Bank. This alleged cause of action in Missouri is commonly known as a whistleblower lawsuit. Protection for whistleblowers has been carved out as a protected class of employees who, as with certain other classes, such as gender, age, and race for example, cannot be terminated as a result of reporting alleged illegal activities. The jury verdict was against the Bank for $182,000 in compensatory damages (lost wages) and for punitive damages in the amount of $235,000, or a total of $417,000. The Bank believes that the verdict relating to the alleged reporting by the former employee of illegal activities is contrary to the facts and the law, and the Bank filed post-trial motions including a motion for a new trial and other relief. The post-trial motions were denied by the court, and the Bank filed a notice of appeal. The appeal was filed in September 2011, and the matter was argued on January 11, 2012 in front of the Southern District Court of Appeals for the State of Missouri. The Bank is currently awaiting the decision of the court. During the quarter ended December 31, 2010, the Bank recorded a liability in the amount of $300,000 in connection with this litigation in anticipation of the final amount it will owe the plaintiff. The $300,000 remains on the books at December 31, 2011, pending the final settlement of the judgment. .

In September 2006, the then Chief Financial Officer (“CFO”) of both the Bank and the Company was terminated. Subsequent to her termination, the former CFO filed a lawsuit against the Company and the Bank. The alleged cause of action is a whistleblower lawsuit. The former CFO claimed she was terminated for repeatedly reporting violations of law by two former chief executive officers of the Company and the Bank, and others during her tenure with the organization, and for refusing to sign certifications for the Company’s securities filing with the SEC subsequent to September 15, 2006. The case was successfully mediated in September 2011. The terms of the settlement are confidential, and substantially all of the settlement amount will be paid by the insurance carrier of the Company and the Bank.  Both the Company and the Bank deny all claims and assertions made by the former CFO.

Financial Condition

As of December 31, 2011, First Bancshares, Inc. had assets of $198.3 million, compared to $209.3 million at June 30, 2011.  The decrease in total assets of $11.0 million, or 5.3%, was the result of a decrease of $12.4 million, or 68.2%, in securities held to maturity, a decease of $6.1 million, or 24.7%, in cash and cash equivalents, a decrease of $2.8 million, or 91.5%, in certificates of deposit purchased, a decrease of $1.5 million, or 1.6%, in loans receivable and a decrease of $1.6 million, or 31.7%, in real estate owned. These decreases were partially offset by an increase of $10.9 million, or 20.2%, in securities available-for-sale and the purchase of $3.0 million in Bank Owned Life Insurance (“BOLI”). Deposits decreased $8.7 million, or 4.8%, and retail repurchase agreements decreased by $1.3 million, or 19.9%. The decrease in deposits related primarily to the reduction of account balances of one large commercial customer.  The decrease in certificates of deposits purchased was due to management's decision to allow these investments to roll off at maturity rather than reinvest at the current low rates. The decrease in securities held to maturity was due to calls on these securities.

Loans receivable net, totaled $94.3 million at December 31, 2011, a decrease of $1.5 million, or 1.6%, from $95.8 million at June 30, 2011. The decrease in loans is, in part, the result of decreased originations because of the current uncertainty in the local and national economies. These problems have affected many sectors of the economy and have created concerns for individuals and businesses.  Housing sales, both new and existing, consumer confidence and other indicators of economic health in our market area have decreased over the last several years. Additionally, net loans totaling $346,000 were transferred to real estate owned during the six months ended December 31, 2011.

The Company’s deposits decreased by $8.7 million, or 4.8%, from $180.7 million as of June 30, 2011 to $172.0 million as of December 31, 2011.  The decrease was primarily the result of a reduction in account balances of one commercial customer. The particular customer has occasional large deposits which reduce over varying periods of time. The balance of the Company’s retail repurchase agreements decreased by $1.3 million, or 19.9%, from $6.4 million at June 30, 2011 to $5.1 million at December 31, 2011.

As of December 31, 2011 the Company’s stockholders’ equity totaled $17.1 million, compared to $18.1 million as of June 30, 2011.  The $957,000 decrease was attributable to the net loss of $950,000 during the six months ended December 31, 2011, and by a negative change in the mark-to-market adjustment, net of taxes, of $8,000 on the Company’s available-for-sale securities portfolio. In addition, there was a $749 increase resulting from the accounting treatment of stock based compensation. There were no dividends paid by the Company during the six months ended December 31, 2011.

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

Non-performing assets decreased $2.3 million from $10.5 million or 5.0% of total assets, at June 30, 2011 to $8.2 million, or 4.1% of total assets at December 31, 2011.  The Company’s non-performing assets consist of non-accrual loans, past due loans over 90 days, impaired loans not past due or past due less than 90 days, real estate owned and other repossessed assets. The decrease in non-performing assets consisted of a decrease of $741,000 in non-accrual loans, a decrease of $11,000 in impaired loans not past due and a decrease of $1.6 million in real estate owned. Repossessed assets increased to $2,000 at December 31, 2011 from none at June 30, 2011. The decrease in non-accrual loans consisted of decreases of $169,000 in non-accrual commercial real estate loans, $402,000 in non-accrual residential mortgages and $170,000 in non-accrual commercial business loans. There were no loans 90 days past due and still accruing at either December 31, 2011 or June 30, 2011.  The decrease in non-performing assets since June 30, 2011 is the result of several factors. For the past three years, the Company has done extensive reviews of the loan portfolio through which significant strides have been made in identifying, analyzing and providing reserves on problem loans. During the same time period, the Company has required that all loan originations, renewals and modifications be approved by the Directors’ Loan Committee. Efforts to resolve problem loans by intensifying the Company’s efforts in working with borrowers has yielded some success in resolving problem loans, and where such efforts failed, foreclosures and repossessions have taken place.  As discussed below, management believes the allowance for loan losses as of December 31, 2011, was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.

The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.

	December 31,	June 30,
	2011	2011	2010	2009	2008	2007
	(In Thousands)
Loans accounted for on a non-accrual basis:
Real estate:
Residential	$50	$452	$258	$593	$94	$245
Commercial and land	461	630	3,587	1,714	1,882	2,171
Commercial business	81	251	82	717	316	467
Consumer	6	6	-	-	21	6
Total	$598	$1,339	$3,927	$3,024	$2,313	$2,889

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$-	$-	$-	$-	$296	$278
Commercial and land	-	-	-	122	64	81
Commercial business	-	-	-	166	-	-
Consumer	-	-	-	-	-	-
Total	$-	$-	$-	$288	$360	$359

Total of non-accrual and
90 days past due loans	$598	$1,339	$3,927	$3,312	$2,673	$3,248

Real estate owned	3,355	4,914	3,885	1,549	1,206	291
Repossessed assets	2	-	61	158	-	2
Other non-performing assets:
Impaired loans not past due	4,210	4,221	5,228	7,013	-	-
Slow home loans (60 to 90
days past due)	-	-	-	-	-	-
Total non-performing assets	$8,165	$10,474	$13,101	$12,032	$3,879	$3,541

Total loans delinquent 90 days
or more to net loans	-%	-%	-%	0.22%	0.22%	0.23%

Total loans delinquent 90 days
or more to total consolidated assets	-%	-%	-%	0.13%	0.14%	0.15%

Total non-performing assets
to total consolidated assets	4.12%	5.00%	6.19%	5.23%	1.56%	1.47%

Real estate owned and other repossessed assets include real estate and other assets acquired in the settlement of loans, which is recorded at the estimated fair value less the estimated costs to sell the asset.  Any write down at the time of foreclosure is charged against the allowance for loan losses.  Subsequently, net expenses related to holding the property and declines in the market value are charged against income. At December 31, 2011, real estate owned consisted of 14 properties (four single family residences, seven commercial properties and three parcels of vacant land) with a net book value of $3.3 million.  At June 30, 2011, real estate owned consisted of 24 properties (12 single family residences, nine commercial properties and three parcels of vacant land) with a net book value of $4.9 million. At June 30, 2011, there was no repossessed collateral on the books of either the Bank or the Company. During the six months ended December 31, 2011, 13 properties were sold resulting in a net loss of $36,000, and three properties totaling $342,000 were foreclosed on and added to real estate owned. In addition, one vehicle was repossessed and transferred to other repossessed assets.

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

On the basis of management's review of its loans and other assets, at December 31, 2011, the Company had classified $8.3 million of its assets as substandard, $9,000 as doubtful and none as loss.  This compares to classifications at June 30, 2011 of $10.5 million as substandard, none as doubtful and none as loss.  We believe the decrease in substandard classified assets to $8.3 million at December 31, 2011 from $10.5 million at June 30, 2011 is an indication that the on-going, in-depth review and analysis of the Company’s loan portfolio is helping the Company make progress in identifying and resolving problem loan issues. In addition, during the six months ended December 31, 2011, an increase in the sale of properties resulted in a reduction in real estate owned. Classified assets at December 31, 2011 and June 30, 2011 included real estate owned of $3.4 million and $4.9 million, respectively. There was $2,000 in repossessed assets on the books at December 31, 2011.

In addition to the classified loans, the Company has identified an additional $698,000 of credits at December 31, 2011 as specially mentioned compared to $176,000 at June 30, 2011. The review and analysis of these loans identified them as credits possessing some element or elements of increased risk. Any deterioration in their financial condition could increase the classified loan totals. The increase in the internal watch list is primarily the result of the current state of the economy which had a negative impact on cash flows for both individuals and businesses. This, along with stricter internal policies, which have been in place during the last two years, relating to the identification and monitoring of problem loans, has resulted in an increase in the number and the total dollar amount of loans identified as problem loans.

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

At December 31, 2011, the Company has established an allowance for loan losses of $1.7 million compared to $2.0 million at June 30, 2011. The decrease in the allowance for loan losses was due to loans totaling $391,000 having been charged off during the six months ended December 31, 2011. The allowance represents approximately 34.7% and 35.7% of the total non-performing loans (including impaired loans not past due) at December 31, 2011 and June 30, 2011, respectively.  The allowance for loan losses reflects management’s best estimate of probable losses inherent in the portfolio based on currently available information.  The Company believes that the allowance for loan losses as of December 31, 2011 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While the Company believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s financial condition and results of operations.  Future additions to the allowance may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.  In addition, the determination of the amount of the Company’s allowance for loan losses is subject to review by bank regulators as part of the examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

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

For additional information, see Note 3 of Notes to Consolidated Financial Statements included in Item 1 hereof.

As mentioned above, one of the factors taken into consideration in the analysis is charge-off rates which are calculated by loan type. Early in fiscal 2010, the Company shortened the historical time period (“look-back period”) reviewed to calculate these rates from five years to three years. During fiscal 2011 and the first six months of fiscal 2012, each quarterly review has included calculations for “look back periods” of one, two and three years, and, the Company has used the highest historical loss rate in its allowance calculations.

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

Results of Operations for the Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

General.  For the three months ended December 31, 2011, the Company reported a net loss of $662,000, or  $(0.43) per diluted share, compared to a net loss $1.5 million, or $(0.95) per diluted share, for the same period in 2010.  The decrease in net loss for the 2011 period was primarily attributable to a $617,000 decrease in non-interest expense, a $390,000 decrease in provision for loan losses and a $197,000 decrease in the provision for income taxes, These items were partially offset by a decrease of $271,000 in net interest income and a decrease of $120,000 in non-interest income.

Net interest income.  The Company’s net interest income for the three months ended December 31, 2011 was $1.3 million, compared to $1.6 million for the same period in 2010.  The $271,000 decrease reflects a $431,000 decrease in interest income partially offset by a $160,000 decrease in interest expense.

Interest income. Interest income for the three months ended December 31, 2011 decreased $431,000, or 20.6%, to $1.7 million compared to $2.1 million for the same period in 2010. Interest income from loans decreased $204,000 to $1.3 million for the three months ended December 31, 2011 from $1.5 million for the comparable period in 2010 as a result of a decrease in average loans to $93.8 million during the 2011 period from $102.6 million during the comparable 2010 period and to a decrease in the yield on loans to 5.58% during the three months ended December 31, 2011 from 5.96% during the comparable period in 2010. The decrease in average loans was the result of a decrease in lending volume during the three months ended December 31, 2011 compared to the comparable 2010 period, and the decrease in yield was the result of a downward trend in interest rates between the two periods. Interest rates began to decrease during the first quarter of calendar 2008, continued to decrease through most of the time since and through December 31, 2011 remain at exceptionally low levels.

Interest income from investment securities and other interest-earning assets for the three months ended December 31, 2011 decreased $227,000, or 39.9%, to $342,000 from $568,000 for the same period in 2010. The decrease was the result of a decrease in the yield on these assets to 1.52% for the 2011 period from 2.46% for the 2010 period and by a decrease in the average balance of these assets of $432,000 to $88.7 million for the quarter ended December 31, 2011 from $89.2 million for the same period in 2010.

Interest expense. Interest expense for the three months ended December 31, 2011 decreased $160,000 or 29.5%, to $383,000 from $543,000 for the same period in 2010. Interest expense on deposits decreased $160,000 to $325,000 in the three months ended December 31, 2011 from $485,000 in the same period in 2010. The decrease resulted from a decrease in the average cost of deposits to 0.83% in the 2011 period from 1.17% in the 2010 period, and by a decrease in average interest-bearing deposit balances of $8.8 million to $156.1 million in the 2011 period from $164.9 million in the 2010 period. Interest expense on other interest-bearing liabilities was $57,000 for both the three months ended December 31, 2011 and the three months ended December, 31 2010. The average balances of other interest-bearing liabilities were approximately $8.1 million for both the quarter ended December 31, 2011 and the quarter ended December 31, 2010. The average cost of other interest bearing liabilities was approximately 2.79% for both periods.

Net interest margin. The Company’s net interest margin decreased to 2.78% for the three months ended December 31, 2011 from 3.21% for the three months ended December 31, 2010.

Provision for loan loss. During the quarter ended December 31, 2011, the provision for loan losses was $18,000, compared to $408,000 for the quarter ended December 31, 2010.  For a discussion of the decrease in the provision for loan losses see “Non-performing Assets and Allowance for Loan Losses” above.

Non-interest income.  For the three months ended December 31, 2011, non-interest income totaled a negative $346,000, compared to a negative $226,000 for the three months ended December 31, 2010. In both the 2011 quarter and the 2010 quarter, the negative total was the result of provisions for loss on real estate owned. These provisions totaled $584,000 and $500,000 for the 2011 period and the 2010 period, respectively. In addition, service charges and other fee income decreased by $47,000, or 18.4%, to $208,000 for the 2011 quarter compared to $255,000 for the 2010 quarter, and the Company recorded a loss of $18,000 on the sale of other real estate in the 2011 period. There was no such loss recorded in the 2010 period.  These negative changes were partially offset by increases of $3,000 and $2,000 in gain on the sale of foreclosed real estate and other non-interest income, respectively, and $24,000 in income from BOLI. The decrease in service charges and other fee income was due to regulatory changes that have resulted in restrictions on type, number and amount of fees charged by financial institutions. We have also observed that account holders are taking greater care that they do not incur overdraft charges on their accounts. The provisions for loss on foreclosed real estate in both periods were made to expedite the disposal of real estate owned in light of negative market value trends and reduced values noted in new appraisals on foreclosed real estate.

Non-interest expense. Non-interest expense decreased by $617,000 from $2.1 million during the three months ended December 31, 2010 to $1.5 million for the three months ended December 31, 2011.  This was the result of decreases of $31,000, $196,000 and $395,000 in professional fees, deposit insurance premiums and other non-interest expense, respectively. These decreases were partially offset by increases of $4,000 in compensation and benefits and $1,000 in occupancy and equipment expense. The decrease in other non-interest expense was due primarily to a $300,000 liability recorded in the 2010 period for the possible settlement of the lawsuit discussed earlier. This expense did not recur in the 2011 period. The decrease in deposit insurance premiums was the result of an adjustment of $213,000 in the balance of the prepaid deposit insurance premiums due to deposit shrinkage.

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

The Company recorded an income tax provision of $85,000 for the three months ended December 31, 2011 as compared to an income tax provision of $281,000 for the three months ended December 31, 2010.  The $281,000 provision in the quarter ended December 31, 2010 was required to reduce the valuation allowance related to the net deferred tax asset  to zero. The $85,000 provision for the quarter ended December 31, 2011 was required to  fully reserve deferred state income tax credits.

Results of Operations for the Six Months Ended December 31, 2011 Compared to the Six Months Ended December 31, 2010

General.  For the six months ended December 31, 2011, the Company reported a net loss of $950,000, or  $(0.61) per diluted share, compared to a net loss $1.5 million, or $(0.99) per diluted share, for the same period in 2010.  The decrease in net loss for the 2011 period was primarily attributable to a $474,000 decrease in non-interest expense, a $397,000 decrease in provision for loan losses and a $203,000 decrease in the provision for income taxes, These items were partially offset by a decrease of $386,000 in net interest income and a decrease of $99,000 in non-interest income.

Net interest income.  The Company’s net interest income for the six months ended December 31, 2011 was $2.7 million, compared to $3.1 million for the same period in 2010.  The decrease reflects a $799,000 decrease in interest income partially offset by a $413,000 decrease in interest expense.

Interest income. Interest income for the six months ended December 31, 2011 decreased $799,000, or 18.6%, to $3.5 million compared to $4.3 million for the same period in 2010. Interest income from loans decreased $480,000 to $2.7 million for the six months ended December 31, 2011 from $3.1 million for the comparable period in 2010 as a result of a decrease in average loans to $94.3 million during the 2011 period from $104.7 million during the comparable 2010 period and to a decrease in the yield on loans to 5.58% during the six months ended December 31, 2011 from 5.96% during the comparable period in 2010. The decrease in average loans was the result of a decrease in lending volume during the six months ended December 31, 2011 compared to the comparable 2010 period, and the decrease in yield was the result of a downward trend in interest rates between the two periods. Interest rates began to decrease during the first quarter of calendar 2008, continued to decrease through most of the time since and through December 31, 2011 remain at exceptionally low levels.

Interest income from investment securities and other interest-earning assets for the six months ended December 31, 2011 decreased $319,000, or 27.3%, to $847,000 from $1.2 million for the same period in 2010. The decrease was the result of a decrease in the yield on these assets to 1.83% for the 2011 period from 2.55% for the 2010 period, which was partially offset by an increase in the average balance of these assets of $2.1 million to $91.5 million for the six months ended December 31, 2011 from $89.4 million for the same period in 2010.

Interest expense. Interest expense for the six months ended December 31, 2011 decreased $413,000 or 34.4%, to $786,000 from $1.2 million for the same period in 2010. Interest expense on deposits decreased $416,000 to $669,000 in the six months ended December 31, 2011 from $1.1 million in the same period in 2010. The decrease resulted from a decrease in the average cost of deposits to 0.85% in the 2011 period from 1.30% in the 2010 period, and by a decrease in average interest-bearing deposit balances of $9.9 million to $156.2 million in the 2011 period from $166.1 million in the 2010 period. Interest expense on other interest-bearing liabilities was increased $3,000 during the six months ended December 31, 2011 to $117,000 compared to $114,000 during the six months ended December, 31 2010. The average balances of other interest-bearing liabilities increased by $331,000 to $8.5 million during the 2011 period from $8.2 million during the 2010 period. The average cost of other interest bearing liabilities decreased to 2.73% for the 2011 period from 2.79% for the 2010 period.

Net interest margin. The Company’s net interest margin decreased to 2.90% for the six months ended December 31, 2011 from 3.17% for the six months ended December 31, 2010.

Provision for loan loss. During the six months ended December 31, 2011, the provision for loan losses was $74,000, compared to $471,000 for the six months ended December 31, 2010.  For a discussion of the decrease in the provision for loan losses see “Non-performing Assets and Allowance for Loan Losses” above.

Non-interest income.  For the six months ended December 31, 2011, non-interest income totaled a negative $38,000, compared to a positive $61,000 for the six months ended December 31, 2010 for a net negative change of $99,000. In both the 2011 and the 2010 six month periods, there were large provisions for loss on real estate owned. These provisions totaled $592,000 and $500,000 for the 2011 and the 2010 periods, respectively. Service charges and other fee income decreased by $105,000, or 19.5%, to $433,000 for the 2011 period compared to $538,000 for the 2010 period.  Net loss on the sale of other real estate increased by $15,000, or 71.9%, to a loss of $36,000 in the 2011 period compared to a loss of $21,000 in the 2010 period. Other non-interest income decreased by $16,000, or 39.9%, to $25,000 in 2011 from $41,000 in 2010. These negative changes were partially offset by $24,000 in income from BOLI and $96,000 in profit on the sale of investments. The investment in BOLI occurred during the first quarter of fiscal 2012. The profit on the sale of investments resulted from some portfolio restructuring which also occurred during the first quarter of fiscal 2012.  The decrease in service charges and other fee income was due to regulatory changes that have resulted in restrictions on type, number and amount of fees charged by financial institutions. We have also observed that account holders are taking greater care that they do not incur overdraft charges on their accounts. The provisions for loss on foreclosed real estate in both periods were made to expedite the disposal of real estate owned in light of negative market value trends and reduced values noted in new appraisals on foreclosed real estate.

Non-interest expense. Non-interest expense decreased by $474,000 from $3.9 million during the six months ended December 31, 2010 to $3.5 million for the six months ended December 31, 2011.  This was the result of a decrease of $418,000 in other non-interest expense, a decrease of $178,000 in deposit insurance premiums and a decrease of $7,000 in occupancy and equipment expense These decreases were partially offset by increases of $71,000 in compensation and benefits and $58,000 in professional fees. The decrease in other non-interest expense was due primarily to a $300,000 liability recorded in the 2010 period for the possible settlement of the lawsuit discussed earlier. This expense did not recur in the 2011 period.  The decrease in deposit insurance premiums was the result of an adjustment of $213,000 in the balance of the prepaid deposit insurance premiums due to deposit shrinkage.

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

The Company recorded an income tax provision of $85,000 for the six months ended December 31, 2011 as compared to an income tax provision of $288,000 for the six months ended December 31, 2010.  The $288,000 provision in the six months ended December 31, 2010 was required to reduce the valuation allowance related to the net deferred tax asset  to zero. The $85,000 provision for the six months ended December 31, 2011 was required to  fully reserve deferred state income tax credits.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At December 31, 2011, the Company had commitments to originate loans totaling $476,000. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth the Bank's actual capital and required capital amounts and ratios at December 31, 2011 which, at that date, exceeded the minimum capital adequacy requirements.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
At December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
Tangible Capital (to adjusted total assets)	$15,561	7.79%	$2,995	1.50%	-	- -
Tier 1 (Core) Capital (to adjusted total assets)	15,561	7.79%	7,986	4.00%	$9,983	5.00%
Tier 1 (Core) Capital (to risk weighted assets)	15,561	17.11%	3,638	4.00%	5,457	6.00%
Total Risk Based Capital (to risk weighted assets)	16,705	18.37%	7,276	8.00%	9,096	10.00%

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  While at December 31, 2011, the Bank still exceeded minimum requirements for the well capitalized category, it is not considered well capitalized as a result of the Agreement that was entered into with the Division and the FDIC.

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

Based upon that evaluation, the Company’s  Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011 the Company’s  disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by the Company  in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by the Company  in the  reports that it files or submits under the Exchange Act is accumulated and communicated to its  management, including its  principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                      Item 1A.    Risk  Factors

There are no material changes from the risk factors previously disclosed in our June 30, 2011 Annual Report on Form 10-K.

Item 2.           Unregistered Sale of Equity Securities and Use of Proceeds

(a) Recent sales of unregistered securities - None
(b) Use of proceeds - None
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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Balance Sheets; (2) Condensed Consolidated Statement of Operations; (3) Condensed Consolidated Statements of Stockholders’ Equity; (4) Condensed Consolidated Statement of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements.*

___________
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

FIRST BANCSHARES, INC.

Date: February 14, 2012	By: /s/ R. Bradley Weaver
R. Bradley Weaver,
Chief Executive Officer

Date: February 14, 2012	By: /s/ Ronald J. Walters
Ronald J. Walters, Senior Vice President,
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.                Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Balance Sheets; (2) Condensed Consolidated Statement of Operations; (3) Condensed Consolidated Statements of Stockholders’ Equity; (4) Condensed Consolidated Statement of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements