Form 10-Q
period 2012-03-31
FIRST BANCSHARES INC /MO/
filed 2012-05-15
CIK 912967

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUNT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission File Number:  0-22842

FIRST BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1654695
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

142 East First Street, Mountain Grove, Missouri 65711
(Address of principal executive offices)

(417) 926-5151
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(a) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No___

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes (X)    No (  )

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (  )                                                                Accelerated filer (  )
Non-accelerated filer (  )                                                      Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (  )     No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.01 par value per share, 1,550,815 shares outstanding at May 15, 2012.

FIRST BANCSHARES, INC.
AND SUBSIDIARIES
FORM 10-Q

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31,	June 30,
	2012	2011

ASSETS
Cash and cash equivalents	$12,817,025	$24,798,915
Certificates of deposit purchased	250,000	2,939,675
Securities available-for-sale	73,186,102	54,080,467
Securities held to maturity, fair market value at:
March 31, 2012, $2,752,624; June 30, 2011, $18,193,227	2,705,790	18,145,893
Federal Home Loan Bank stock, at cost	378,800	428,800
Loans receivable, net of allowances for loan losses at:
March 31, 2012, $1,905,168; June 30, 2011, $1,982,599	95,317,265	95,816,656
Loans held for sale	-	61,140
Accrued interest receivable	705,958	778,420
Prepaid FDIC insurance premiums	657,788	752,998
Prepaid expenses	243,907	439,677
Property and equipment, net	5,527,237	5,897,731
Real estate owned and other repossessed assets	2,114,077	4,913,828
Intangible assets, net	47,540	85,126
Income taxes recoverable	53,751	138,360
Bank-owned life insurance	3,056,290	-
Other assets	26,005	66,123
Total assets	$197,087,535	$209,343,809

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$169,867,609	$180,660,992
Retail repurchase agreements	6,632,714	6,416,491
Advances from Federal Home Loan Bank	3,000,000	3,000,000
Accrued expenses	1,009,568	1,201,657
Total liabilities	180,509,891	191,279,140

Preferred stock, $.01 par value; 2,000,000 shares
authorized, none issued	-	-
Common stock, $.01 par value; 8,000,000 shares
authorized, 2,895,036 issued at March 31, 2011
and June 30, 2011, 1,550,815 shares outstanding at
March 31, 2012 and June 30, 2011	28,950	28,950
Paid-in capital	18,062,566	18,061,442
Retained earnings - substantially restricted	16,903,736	18,437,566
Treasury stock - at cost; 1,344,221 shares	(19,112,627)	(19,112,627)
Accumulated other comprehensive income	695,019	649,338
Total stockholders' equity	16,577,644	18,064,669
Total liabilities and stockholders' equity	$197,087,535	$209,343,809

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Interest Income:
Loans receivable	$1,294,679	$1,419,859	$3,946,241	$4,551,650
Securities	330,362	547,369	1,138,997	1,624,004
Other interest-earning assets	16,055	28,976	54,113	117,760
Total interest income	1,641,096	1,996,204	5,139,351	6,293,414
Interest Expense:
Deposits	303,420	426,777	972,839	1,512,044
Retail repurchase agreements	23,805	21,204	64,910	59,591
Borrowed funds	37,461	37,050	113,208	112,797
Total interest expense	364,686	485,031	1,150,957	1,684,432
Net interest income	1,276,410	1,511,173	3,988,394	4,608,982

Provision for loan losses	208,555	245,008	282,395	716,189
Net interest income after
provision for loan losses	1,067,855	1,266,165	3,705,999	3,892,793
Non-interest Income:
Service charges and other fee income	201,545	241,317	634,749	779,181
Gain on sale of loans	5,115	16,522	8,151	19,631
Gain on sale of investments	16,439	299,732	112,840	299,732
Gain (loss) on sale of property and
equipment and real estate owned	9,503	(3,892)	(26,483)	(24,832)
Gain (loss) on sale of repossessed assets	3,260	-	3,260	(38,311)
Provision for loss on real estate owned	(103,725)	(201,939)	(695,416)	(701,939)
Income from bank-owned life insurance	23,894	-	56,290	-
Other	18,102	14,506	42,811	55,596
Total non-interest income	174,133	366,246	136,202	389,058
Non-interest Expense:
Compensation and employee benefits	890,199	873,574	2,680,698	2,592,700
Occupancy and equipment	334,424	345,638	981,754	999,887
Professional fees	179,789	263,541	583,236	609,267
Deposit insurance premiums	66,632	125,023	104,521	340,840
Other	354,574	345,250	941,213	1,311,824
Total non-interest expense	1,825,618	1,953,026	5,291,422	5,854,518
Loss before taxes	(583,630)	(320,615)	(1,449,221)	(1,572,667)
Income taxes	-	293,149	84,609	580,782
Net loss	$(583,630)	$(613,764)	$(1,533,830)	$(2,153,449)

Earnings (loss) per share – basic	$(0.38)	$(0.40)	$(0.99)	$(1.39)
Earnings (loss) per share – diluted	(0.38)	(0.40)	(0.99)	(1.39)
Dividends per share	0.00	0.00	0.00	0.00

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Net loss	$(583,630)	$(613,764)	$(1,533,830)	$(2,153,449)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities
available-for-sale, net of deferred income
taxes and reclassification adjustment for
gains realized in income	53,405	(416,121)	45,681	(946,706)
Comprehensive loss	$(530,225)	$(1,029,885)	$(1,488,149)	$(3,100,155)

See notes to consolidated financial statements

FIRST BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,533,830)	$(2,153,449)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	390,768	422,164
Amortization	37,586	37,586
Net amortization of premiums and accretion of (discounts) on securities	468,276	122,581
Stock based compensation	1,124	3,950
Gain on the sale of securities	(112,840)	(299,732)
Provision for loan losses	282,395	716,189
Provision for losses on real estate owned	695,416	701,939
Gain on the sale of loans	(8,151)	(19,631)
Proceeds from sales of loans originated for sale	69,291	1,672,997
Loans originated for sale	-	(1,653,366)
Deferred income taxes	84,609	487,697
Loss on sale of property and equipment
and real estate owned	26,483	24,832
(Gain) loss on sale of other repossessed assets	(3,260)	38,311
Write off of community development investment	10,000	-
Income from bank-owned life insurance	(56,290)	-
Net change in operating accounts:
Accrued interest receivable and other assets	307,552	393,609
Deferred loan costs	12,406	14,328
Income taxes recoverable	-	14,615
Prepaid FDIC insurance premium	95,210	-
Accrued expenses	(215,621)	322 889
Net cash provided by operating activities	551,124	847,509

Cash flows from investing activities:
Purchase of certificates of deposit purchased	-	(2,399,000)
Maturities of certificates of deposit purchased	2,689,675	5,535,000
Purchase of securities available-for-sale	(71,919,955)	(36,202,920)
Sale of securities available-for-sale	34,345,591	6,232,987
Proceeds from maturities of securities available-for-sale	18,131,654	29,975,531
Purchase of securities held to maturity	-	(17,936,733)
Proceeds from maturities of securities held to maturity	15,499,314	593,840
Net (increase) decrease in loans receivable	(191,718)	6,669,916
Purchase of bank owned life insurance	(3,000,000)	-
Proceeds from Redemption of Federal Home Loan Bank stock	50,000	-
Purchases of property and equipment	(171,968)	(364,771)
Investment in real estate owned and repossessed assets	-	(7,500)
Proceeds of insurance claim on repossessed assets	1,787	-
Proceeds from sale of real estate held for investment	134,133	-
Net proceeds from sale of real estate owned and repossessed assets	2,475,633	467,773
Net cash provided (used by) by investing activities	(1,955,854)	(7,435,877)

Cash flows from financing activities:
Net change in deposits	(10,793,383)	(5,901,701)
Net change in retail repurchase agreements	216,223	1,202,560
Net cash used by financing activities	(10,577,160)	(4,699,141)

Net increase in cash and cash equivalents	(11,981,890)	(11,287,509)
Cash and cash equivalents - beginning of period	24,798,915	20,182,593
Cash and cash equivalents - end of period	$12,817,025	$8,895,084

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowed funds	$1,161,264	$1,747,290
Income taxes	-	-

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to real estate acquired in settlement of loans	$346,308	$2,710,005

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

In June 2011, the FASB issued FASB ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income.  The guidance will facilitate convergence of GAAP and IFRS. The guidance is effective for the annual periods, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.  While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassification out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. If ASU 2011-05 is adopted as originally presented, management does not believe it will have a significant impact on the Company’s consolidated financial statements.

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

3      LOANS RECEIVABLE, NET

At March 31, 2012 and June 30, 2011, loans consisted of the following:

	March 31, 2012		June 30, 2011
Type of Loan	Amount	Percent	Amount	Percent
		(Dollars in Thousands)
Mortgage Loans:
Residential	$52,466	54.08%	$54,860	56.22%
Commercial Real Estate	31,220	32.17	29,877	30.61
Land	3,118	3.21	3,283	3.36
Second Mortgage Loans	3,614	3.72	3,945	4.04
Total Mortgage Loans	90,418	93.18	91,965	94.23
Consumer Loans:
Automobile Loans	634	0.65	807	0.83
Savings Account Loans	924	0.95	1,143	1.17
Mobile Home Loans	96	0.10	139	0.14
Other Consumer Loans	192	0.20	245	0.25
Total Consumer Loans	1,846	1.90	2,334	2.39
Commercial Business Loans	4,772	4.92	3,302	3.38
Total Loans	97,036	100.00%	97,601	100.00%
Add: Unamortized deferred loan costs,
net of origination fees	186		199
Less: Allowance for possible loan losses	1,905		1,983
Total Loans Receivable, net	$95,317		$95,817

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial business loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company's commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company's exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2012, approximately 46.8% of the outstanding principal balances of the Company's commercial real estate loans were secured by owner-occupied properties.

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the ultimate success of the project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

The Company originates consumer loans utilizing a contemporary underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value, a maximum debt-to-income ratio, collection remedies, the total aggregate balance to one borrower and documentation requirements.

The Company employs an independent, outside consultant who reviews and validates the credit risk program on an annual basis. Results of these reviews are presented to management and the Board of Directors. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company's policies and procedures.

Concentrations of Credit. Most of the Company's lending activity occurs within the State of Missouri, including eleven counties surrounding one of the largest metropolitan areas in the State of Missouri, Springfield, as well as other markets. The majority of the Company's loan portfolio consists of one-to-four family home loans, commercial and commercial real estate loans. As of March 31, 2012 and June 30, 2011, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Related Party Loans. In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as "related parties"). These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. Activity in related party loans during the nine months ended March 31, 2012 is presented in the following table.

(In Thousands)
Balance outstanding at June 30, 2011	$103
Principal additions	-
Principal reductions	(19)
Balance at March 31, 2012	$84

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

Non-accrual loans segregated by class of loan at March 31, 2012 and June 30, 2011 were as follows:
	March 31,	June 30,
	2012	2011
	(In Thousands)
Non-Accrual Loans
Real Estate:
Residential	$50	$452
Commercial and Land	379	630
Commercial Business	-	251
Consumer	5	6
Total Non-Accrual Loans	$434	$1,339

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income, net of tax, of approximately $29,000 during the nine month period ended March 31, 2012.

An age analysis of past due loans segregated by class of loans, as of March 31, 2012 was as follows:

	Loans
	30 - 89 Days	90+ Days	Non-Accrual	Current	Total
Type of Loan	Past Due	Past Due	Loans	Loans	Loans
	(In Thousands)
Mortgage Loans:
Residential	$564	$-	$50	$51,852	$52,466
Commercial Real Estate	294	-	289	30,637	31,220
Land	-	-	90	3,028	3,118
Second Mortgage Loans	-	-	-	3,614	3,614
Total Mortgage Loans	858	-	429	89,131	90,418
Consumer Loans:
Automobile Loans	-	-	5	629	634
Savings Account Loans	-	-	-	924	924
Mobile Home Loans	-	-	-	96	96
Other Consumer Loans	4	-	-	188	192
Total Consumer Loans	4	-	5	1,837	1,846
CCommercial Business Loans	-	-	-	4,772	4,772
Total Loans	$862	$-	$434	$95,740	$97,036

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession.  The Company offers various types of concessions when modifying a loan.  These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, interest rates below market rates, loan maturity extensions, forbearance agreements, forgiveness of principal, extended amortizations, additional extensions of credit that creates a credit balance that exceeds the collateral value, or other actions.  Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a period of at least nine months. However, such loans would remain TDRs until the borrower's sustained repayment performance is for at least twelve months.

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

Performing loans classified as TDRs during the nine months ended March 31, 2012, segregated by class, are shown in the table below:

Nine months ended March 31, 2012
Recorded
Investment
	Number of	with no	Related
Type of Loan	Loans	Allowance	Allowance
(Dollars in Thousands)
Mortgage Loans:
Residential	1	$257	$20
Commercial Real Estate	1	474	62
Land	-	-	-
Second Mortgage Loans	-	-	-
Total Mortgage Loans	2	731	82

Consumer Loans:
Automobile Loans	-	-	-
Savings Account Loans	-	-	-
Mobile Home Loans	-	-	-
Other Consumer Loans	-	-	-
Total Consumer Loans	-	-	-
Commercial Business Loans	-	-	-
Total Loans	2	$731	$82

During the nine months ended March 31, 2012, one commercial real estate loan was renewed and was classified as a TDR due to a reduction of the interest rate and an extension of the amortization term. The financial impact of this modification was immaterial.  In addition, there was no material impact on the loan loss allowance as a result of this modification because the loan had been subject to impairment analysis and the reserve was already in place. In addition, one single-family real estate loan was renewed and was classified as a TDR due to a reduction of the interest rate, an extension of the amortization term and payment of part of the broker's commission if the property is sold.

The commercial real estate loan included in the above table was 45 days past due at March 31, 2012. No other TDRs have defaulted on their restructured terms during the nine months ended March 31, 2012.

As of March 31, 2012, the Bank had $1.1 million of loans classified as TDRs. Included in the total are $337,000 in loans that are performing, $288,000 in loans that are non-accrual and the $474,000 commercial real estate loan that is 45 days past due.

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

Impaired loans at March 31, 2012 and June 30, 2011 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

March 31, 2012	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
	(In Thousands)
Residential Real Estate	$1,356	$306	$861	$1,167	$189	$741
Commercial Real Estate	3,560	1,451	2,043	3,494	67	3,365
Land	502	502	-	502	-	442
Commercial Business	28	22	-	22	5	293
Consumer	9	9	-	9	-	13
	$5,455	$2,290	$2,904	$5,194	$261	$4,854

June 30, 2011	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
	(In Thousands)
Residential Real Estate	$847	$460	$364	$824	$23	$913
Commercial Real Estate	3,694	1,229	1,846	3,075	618	4,154
Land	176	176	-	176	-	351
Commercial Business	829	498	267	764	65	465
Consumer	14	14	-	14	-	3
	$5,560	$2,377	$2,477	$4,854	$706	$5,886

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

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. Loans are graded on a scale of 1 to 8. A description of the general characteristics of the eight risk grades is as follows:

•
Grades 1 and 2 - These grades include loans to very high credit quality borrowers. These borrowers (grades 1 and 2), generally have significant capital strength, moderate leverage, stable earnings, growth, and readily available financing alternatives.

•
Grades 3 - This grade includes loans that are "pass grade" loans to borrowers of acceptable credit quality and risk and loans which would be grades 1 and 2 with an aggregate of $500,000 or more to a single borrower. These borrowers have satisfactory asset quality and liquidity, adequate debt capacity and coverage, and good management in critical positions.

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

•
Grade 6 - This grade includes "Substandard" loans, in accordance with regulatory guidelines, for which the accrual of interest has not been stopped. By definition under regulatory guidelines, a "Substandard" loan has defined weaknesses which make payment default or principal exposure likely, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business.  Also, included in "Substandard" loans, in accordance with regulatory guidelines, are loans for which the accrual of interest has been stopped. This grade includes loans where interest is more than 90 days past due and are not fully secured and loans where a specific valuation allowance may be necessary.

stopped. This grade includes loans where interest is more than 90 days past due and are not fully secured and loans where a specific valuation allowance may be necessary.

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

The following tables show the outstanding balance of loans by credit quality indicator and loan segment as of March 31, 2012 and June 30, 2011:

		Specially
Type of Loan	Pass	Mentioned	Substandard	Doubtful	Total
		(In Thousands)
Mortgage Loans:
Residential	$51,110	$-	$1,348	$8	$52,466
Commercial Real Estate	27,660	-	3,560	-	31,220
Land	2,616	-	502	-	3,118
Second Mortgage Loans	3,614	-	-	-	3,614
Total Mortgage Loans	85,000	-	5,410	8	90,418
Consumer Loans:
Automobile Loans	625	-	9	-	634
Savings Account Loans	924	-	-	-	924
Mobile Home Loans	96	-	-	-	96
Other Consumer Loans	192	-	-	-	192
Total Consumer Loans	1,837	-	9	-	1,846
Commercial Business Loans	4,744	-	28	-	4,772
Total Gross Loans	$91,581	$-	$5,447	$8	$97,036

June 30, 2011
		Specially
Type of Loan	Pass	Mentioned	Substandard	Doubtful	Total
	(In Thousands)
Mortgage Loans:
Residential	$54,032	$-	$828	$-	$54,860
Commercial Real Estate	26,008	176	3,694	-	29,878
Land	3,107	-	176	-	3,283
Second Mortgage Loans	3,926	-	19	-	3,945
Total Mortgage Loans	87,073	176	4,717	-	91,966
Consumer Loans:
Automobile Loans	793	-	14	-	807
Savings Account Loans	1,143	-	-	-	1,143
Mobile Home Loans	138	-	-	-	138
Other Consumer Loans	245	-	-	-	245
Total Consumer Loans	2,319	-	14	-	2,333
Commercial Business Loans	2,473	-	829	-	3,302
Total Gross Loans	$91,865	$176	$5,560	$-	$97,601

The following table presents weighted average risk grades for the entire portfolio of each of the types of loans listed, and the total dollar amount of such loans that were classified as Risk Grades 6, 7 and 8
	March 31, 2012		June 30, 2011
	Portfolio	Loans	Portfolio	Loans
	Weighted	Classified	Weighted	Classified
	Average	Risk Grade	Average	Risk Grade
	Risk Grade	6, 7 and 8	Risk Grade	6, 7 and 8
	(Dollars in Thousands)
Commercial Real Estate	3.42	$3,560	3.40	$3,694
Land	3.52	502	3.19	176
Commercial Business	3.13	28	3.81	829
Total		$4,090		$4,699

Net (charge-offs) recoveries, segregated by class of loans, were as follows:

Nine Months Ended
March 31, 2012
(In Thousands)
Mortgage Loans:
Residential	$(37)
Commercial Real Estate	(224)
Land	-
Commercial Business Loans	(90)
Consumer Loans	(9)
Total	$(360)

In assessing the general economic conditions in the State of Missouri, management monitors, tracks and documents the State and Counties Unemployment Rates, DJIA, S&P 500, NASDAQ, Fed Funds, Prime Rate, Crude, Gold and  LIBOR.  Management believes these indices provide a reliable indication of the direction of overall economy from expansion to recession throughout the United States and in the State of Missouri.

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are updated each quarter based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Company's pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans. Starting in fiscal 2011, each quarterly review has included calculations for “look back periods” of one, two and three years and the Bank used the highest historical loss rate in its allowance calculations. Beginning with the quarter ended March 31, 2012, the Bank began to use the two year look-back period to determine the historical loss rate used in its allowance calculations. Additional analysis on the different look back periods indicated that the two year look back period provided the most realistic picture for calculating the allowance. This change did not have a material impact on the calculations.

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

The following table details activity in the allowance for possible loan losses by portfolio segment for the quarter ended March 31, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Commercial
	Mortgage	Business	Consumer
	Loans	Loans	Loans	Total
		(In Thousands)
Balance – June 30, 2011	$1,702	$258	$23	$1,983
Provision for loan losses	145	141	(4)	282
Charge-offs	(341)	(126)	(20)	(487)
Recoveries	80	36	11	127
Net (Charge-offs) / Recoveries	(261)	(90)	(9)	(360)
Balance – March 31, 2012	$1,586	$309	$10	$1,905

Period-end amount allocated to:
Loans individually evaluated	$256	$5	$-	$261
for impairment
Loans collectively evaluated	1,330	304	10	1,644
for impairment
Balance – March 31, 2012	$1,586	$309	$10	$1,905

The Company's recorded investment in loans as of March 31, 2012 and June 30, 2011 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Company's impairment methodology was as follows:

		Commercial
	Mortgage	Business	Consumer	Total
	Loans	Loans	Loans	Loans
March 31, 2012	(In Thousands)
Loans individually evaluated for impairment	$3,160	$5	$-	$3,165
Loans collectively evaluated for impairment	87,258	4,767	1,846	93,871
Ending Balance	$90,418	$4,772	$1,846	$97,036

June 30, 2011
Loans individually evaluated for impairment	$4,717	$829	$14	$5,560
Loans collectively evaluated for impairment	87,248	2,473	2,320	92,041
Ending Balance	$91,965	$3,302	$2,334	$97,601

4.          EARNINGS PER SHARE

Basic earnings per share is based on net income or loss divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effect, if any, of the issuance of shares eligible to be issued pursuant to stock option agreements.

The table below presents the numerators and denominators used in the basic earnings (loss) per common share computations for the three and nine month periods ended March 31, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Basic earnings (loss) per common share:
Numerator:
Net loss	$(583,630)	$(613,764)	$(1,533,830)	$(2,153,449)
Denominator:
Weighted average common shares outstanding	1,550,815	1,550,815	1,550,815	1,550,815

Basic earnings (loss) per common share	$(0.38)	$(0.40)	$(0.99)	$(1.39)

Diluted earnings (loss) per common share:
Numerator:
Net loss	$(583,630)	$(613,764)	$(1,533,830)	$(2,153,449)
Denominator:
Weighted average common shares outstanding	1,550,815	1,550,815	1,550,815	1,550,815

Basic earnings (loss) per common share	$(0.38)	$(0.40)	$(0.99)	$(1.39)

5.           COMMITMENTS

At March 31, 2012 and June 30, 2011, the Company had outstanding commitments to originate loans totaling $1.0 million and $356,000, respectively.  It is expected that outstanding loan commitments will be funded with existing liquid assets.

6.	STOCK OPTION PLAN

The Company uses historical data to estimate the expected term of the options granted, volatilities, and other factors.  Expected volatilities are based on the historical volatility of the Company’s common stock over a period of time.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend rate is equal to the dividend rate in effect on the date of grant.  There were no grants made during either the fiscal year ended June 30, 2011 or the nine months ended March 31, 2012. The exercise price of options granted under the Company’s incentive plans is equal to the fair market value of the underlying stock at the grant date. The Company assumes no projected forfeiture rates on its stock-based compensation.

A summary of the option activity under the 2004 Stock Option Plan (“Plan”) as of March 31, 2012, and changes during the nine months ended March 31, 2012, is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term
			(in months)
Outstanding at beginning of period	22,000	$16.95	64
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at end of period	22,000	$16.95	55
Exercisable at end of period	22,000	$16.95

A summary of the Company’s non-vested shares as of March 31, 2012, and changes during the nine months ended March 31, 2012, is presented below:

Non-vested Options	Options	Weighted- Average Grant Date Fair Value

Outstanding at beginning of period	2,000	$5.95
Granted	-	-
Exercised	-	-
Vested	(2,000)	5.95
Forfeited or expired	-	-
Outstanding at end of period	-	$0.00

As of March 31, 2012, there was no remaining unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. All shares granted under the Plan were vested as of March 31, 2012.

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

There have been no changes in valuation techniques used for any assets or liabilities measured at fair value during either the nine months ended March 31, 2012 or the year ended June 30, 2011.

The following tables summarize financial assets measured at fair value on a recurring basis as of March 31, 2012 and June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2012	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(InThousands)
Securities available-for-sale:
U. S. Agency Securities	$-	$22,208	$-	$22,208
Residential mortgage-
backed Securities	-	50,746	-	50,746
Other	-	234	-	234
Total	$-	$73,188	$-	$73,188

June 30, 2011	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(InThousands)
Securities available-for-sale:
U. S. Agency Securities	$-	$22,790	$-	$22,790
Residential mortgage-
backed Securities	-	30,936	-	30,936
Municipal Securities	-	110	-	110
Other	-	244	-	244
Total	$-	$54,080	$-	$54,080

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables summarize financial assets measured at fair value on a non-recurring basis as of March 31, 2012 and June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2012	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(In Thousands)
Impaired loans	$-	$-	$5,567	$5,567
Real estate owned	-	-	2,329	2,329
Total	$-	$-	$7,896	$7,896

June 30, 2011	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(In Thousands)
Impaired loans	$-	$-	$5,377	$5,377
Real estate owned	-	-	5,503	5,503
Total	$-	$-	$10,880	$10,880

8.	DEFERRED INCOME TAXES

During the nine months ended March 31, 2012 and the year ended June 30, 2011, the Company recorded valuation allowances of $3.2 million and $3.1 million, respectively. As of March 31, 2012, management has provided a full valuation allowance for net deferred tax assets resulting from the Company’s cumulative net losses for the last nine years.  Most of these losses have occurred during the three fiscal years ended June 30, 2011. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.

At March 31, 2012, the Company had net operating loss carry forwards of approximately $5.7 million which are available to offset future taxable income with $1.0 million available through 2029, $1.6 million available through 2030, $1.3 million available through 2031 and $1.8 million available through 2032.

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

On March 31, 2012, the Company had total assets of $197.1 million, net loans receivable of $95.3 million, total deposits of $169.9 million and stockholders’ equity of $16.6 million. The Company’s common shares trade on The Nasdaq Global Market of The NASDAQ Stock Market LLC under the symbol “FBSI.”

The following discussion focuses on the consolidated financial condition of the Company and its subsidiaries, at March 31, 2012, compared to June 30, 2011, and the consolidated results of operations for the three-month and nine-month periods ended March 31, 2012, compared to the three-month and nine-month periods ended March 31, 2011. This discussion should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended June 30, 2011.

Recent Developments and Corporate Overview

Economic Conditions

The economic decline which began in 2008 continued, to varying degrees, throughout 2011. While there have been some positive economic indicators during the first quarter of calendar 2012, the impact of the downturn, which created significant challenges for financial institutions such as First Home Savings Bank, still remains.  Dramatic declines in the housing market, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks.  In addition, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

New Federal Legislation

On April 5, 2012, the Jumpstart Our Business Startups (“JOBS”) Act was signed into law.  The JOBS Act allows banks and bank holding companies to terminate the registration of a class of securities under Section 12(g) and Section 12(b) of the Exchange Act if such class is held of record by less than 1,200 persons, an increase from the current 300 person threshold.  Although the SEC must issue final regulations to implement the provisions of the Act relating to holder of record registration thresholds, the JOBS Act provides that bank holding companies may deregister prior to the implementation of these regulations.  The Company’s Board is carefully evaluating the costs and advantages and disadvantages of being an SEC registered company, but has not made a determination as to whether to deregister its shares of common stock as of the date of this Form 10-Q. If the Company were to deregister, its common stock would not be eligible to be listed on the Nasdaq Global Market of The Nasdaq Stock Market LLC, which could decrease the liquidity of our shares.

Regulatory Orders

On August 17, 2009, the Company and the Bank each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist from the Office of Thrift Supervision (“OTS”).  In connection with the elimination of the OTS as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the Orders to Cease and Desist have been enforced by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the FDIC as the primary federal regulators of the Company and the Bank, respectively.

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

•
maintain Tier 1 Capital, exclusive of loan loss reserves, at no less than 7.0 percent of total assets (which the Bank exceeded with Tier 1 Capital of 7.79 percent of total assets at March 31, 2012), and to not (i) declare or pay any dividends, (ii) pay any management fees or bonuses, and (iii) increase any executive's salary or other compensation while the Tier 1 Capital to asset ratio is below 7.0 percent or which would reduce such ratio below 7.0 percent;

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

Review of Loan Portfolio

Since November 2008, in light of a continually worsening economy, the Company has conducted ongoing, in depth reviews and analyses of the loans in its portfolio, primarily focusing on its commercial real estate loans, multi-family loans, development loans of all types and commercial business loans. During the fiscal years ended June 30, 2009, June 30, 2010 and June 30, 2011, based primarily on this ongoing loan review, and in light of the economic conditions, the Company recorded provisions for loan losses of $5.3 million, $852,000 and $1.2 million, respectively. During the nine month period ended March 31, 2012, the Company recorded an additional provision for loan losses of $282,000, reflecting an improvement in the performance of the loan portfolio.

Beginning with the quarter ended September 30, 2009, and through the quarter ended September 30, 2011, the Company engaged the services of a consultant with an extensive background in commercial real estate loans, multi-family loans, development loans of all types and commercial business lending. The purpose of hiring the consultant was to assist the Company and the Bank in meeting reporting deadlines established in the Orders and to validate the methodology used internally to review, evaluate and analyze loans. The consultant performed an extensive review of the Company’s credits of $250,000 or larger during the quarter ended September 30, 2009 and performed follow up reviews each quarter through the quarter ended September 30, 2011, including one annual comprehensive review, to assist management’s resolution of problem loans. The next scheduled review will be conducted in June 2012, as the Bank, based on the improvement in the loan portfolio, as well as, other factors, has switched to one annual review instead of four quarterly reviews.  The change to an annual review helps improve the Company’s internal review and analysis of its credits, and is much more comprehensive in scope than the quarterly reviews that were previously conducted.

Branch Closings

On February 28, 2012, the Company filed documents with the Missouri Division of Finance requesting permission to close the First Home Savings Bank's offices in Galena, Missouri and Theodosia, Missouri. The decision to close these offices was the result of an extensive analysis of the operations of the offices. Neither office was profitable during the last two years.  Both offices will close at the end of business on Friday, June 1, 2012, and the customer accounts, both deposits and loans, will be transferred to other nearby offices.

Litigation

On January 21, 2011 a jury verdict was entered against the Company and the Bank in the Circuit Court of Ozark County, Missouri, following a jury trial in a claim made by a former employee of the Bank relating to her termination from the Bank in 2007. The former employee claimed that the Bank wrongfully terminated her as a result of her reporting to superiors and Board members what she believed to be illegal activities of two former presidents of the Bank. This alleged cause of action in Missouri is commonly known as a whistleblower lawsuit. Protection for whistleblowers has been carved out as a protected class of employees who, as with certain other classes, such as gender, age, and race for example, cannot be terminated as a result of reporting alleged illegal activities. The jury verdict was against the Bank for $182,000 in compensatory damages (lost wages) and for punitive damages in the amount of $235,000, or a total of $417,000. The Bank believes that the verdict relating to the alleged reporting by the former employee of illegal activities is contrary to the facts and the law, and the Bank filed post-trial motions including a motion for a new trial and other relief. The post-trial motions were denied by the court, and the Bank filed a notice of appeal. The appeal was filed in September 2011, and the matter was argued on January 11, 2012 in front of the Southern District Court of Appeals for the State of Missouri. During the quarter ended March 31, 2012, the court denied the Bank's appeal and the Bank settled with the plaintiff.  The settlement amount totaled $374,000, including the Bank's portion of payroll taxes. The settlement exceeded the previously recorded liability of $300,000 by $74,000. The $74,000 was charged to current operations.

Financial Condition

As of March 31, 2012, First Bancshares, Inc. had assets of $197.1 million, compared to $209.3 million at June 30, 2011.  The decrease in total assets of $12.2 million, or 5.8%, was the result of a decrease of $15.4 million, or 85.1%, in securities held to maturity, a decease of $12.0 million, or 48.4%, in cash and cash equivalents, a decrease of $2.7 million, or 93.1%, in certificates of deposit purchased, a decrease of $499,000, or 0.5%, in loans receivable and a decrease of $2.8 million, or 57.0%, in real estate owned and repossessed assets. These decreases were partially offset by an increase of $19.1 million, or 35.3%, in securities available-for-sale and the purchase of $3.0 million in Bank Owned Life Insurance (“BOLI”). Deposits decreased $10.8 million, or 6.0%, and retail repurchase agreements increased by $216,000, or 3.4%. The decrease in deposits related primarily to the reduction of account balances of one large commercial customer.  The decrease in certificates of deposit purchased was due to management's decision to allow these investments to roll off at maturity rather than reinvest at the current low rates. The decrease in securities held to maturity was due to calls on these securities. Loans receivable net, totaled $95.3 million at March 31, 2012, a decrease of $499,000, or 0.5%, from $95.8 million at June 30, 2011. While there was a decrease in loans during the nine months ended March 31, 2012, it was a much smaller decrease than the Company has experience over the last several years. This is the result of an increase in loan originations, a significant reduction in foreclosures and repossessions, and fewer early payoffs and pay downs. There are still problems and uncertainty in the local and national economies which continue to affect individuals and businesses. Recent indicators remain mixed, but have shown the initial stages of an economic recovery. Net loans totaling $346,000 were transferred to real estate owned and repossessed assets during the nine months ended March 31, 2012.

The Company’s deposits decreased by $10.8 million, or 6.0%, from $180.7 million as of June 30, 2011 to $169.9 million as of March 31, 2012.  The decrease was primarily the result of a reduction in account balances of one commercial customer. The particular customer had a history of occasional large deposits which reduced over varying periods of time. The balance of the Company’s retail repurchase agreements increased by $216,000, or 3.4%, from $6.4 million at June 30, 2011 to $6.6 million at March 31, 2012.

As of March 31, 2012 the Company’s stockholders’ equity totaled $16.6 million, compared to $18.1 million as of June 30, 2011.  The $1.5 million decrease was attributable to the net loss of $1.5 million during the nine months ended March 31, 2012, which was partially offset by a positive change in the mark-to-market adjustment, net of taxes, of $46,000 on the Company’s available-for-sale securities portfolio. In addition, there was a $1,124 increase resulting from the accounting treatment of stock based compensation. There were no dividends paid by the Company during the nine months ended March 31, 2012.

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

Non-performing assets decreased $2.9 million from $10.5 million or 5.0% of total assets, at June 30, 2011 to $7.6 million, or 3.8% of total assets at March 31, 2012.  The Company’s non-performing assets consist of non-accrual loans, past due loans over 90 days, impaired loans not past due or past due less than 90 days, real estate owned and other repossessed assets. The decrease in non-performing assets consisted of a decrease of $905,000 in non-accrual loans and a decrease of $2.8 million in real estate owned. These decreases were partially offset by an increase of $800,000 in impaired loans not past due. There were no repossessed assets at March 31, 2012 or June 30, 2011. The decrease in non-accrual loans consisted of decreases of $251,000 in non-accrual commercial real estate loans, $402,000 in non-accrual residential mortgages, and $251,000 in non-accrual commercial business loans. There were no loans 90 days past due and still accruing at either March 31, 2012 or June 30, 2011.  The decrease in non-performing assets since June 30, 2011 is the result of several factors. For the past three years, the Company has done extensive reviews of the loan portfolio through which significant strides have been made in identifying, analyzing and providing reserves on problem loans. During the same time period, the Company has required that all loan originations, renewals and modifications be approved by the Directors’ Loan Committee. Efforts to resolve problem loans by intensifying the Company’s efforts in working with borrowers has yielded some success in resolving problem loans, and where such efforts failed, foreclosures and repossessions have taken place.  As discussed below, management believes the allowance for loan losses as of March 31, 2012, was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.

The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.

	March 31,	June 30,
	2012	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Real estate:
Residential	$50	$452	$258	$593	$94	$245
Commercial and land	379	630	3,587	1,714	1,882	2,171
Commercial business	-	251	82	717	316	467
Consumer	5	6	-	-	21	6
Total	$434	$1,339	$3,927	$3,024	$2,313	$2,889

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$-	$-	$-	$-	$296	$278
Commercial and land	-	-	-	122	64	81
Commercial business	-	-	-	166	-	-
Consumer	-	-	-	-	-	-
Total	$-	$-	$-	$288	$360	$359

Total of non-accrual and
90 days past due loans	$434	$1,339	$3,927	$3,312	$2,673	$3,248

Real estate owned	2,114	4,914	3,885	1,549	1,206	291
Repossessed assets	-	-	61	158	-	2
Other non-performing assets:
Impaired loans not past due	5,021	4,221	5,228	7,013	-	-
Slow home loans (60 to 90
days past due)	-	-	-	-	-	-
Total non-performing assets	$7,569	$10,474	$13,101	$12,032	$3,879	$3,541

Total loans delinquent 90 days
or more to net loans	-%	-%	-%	0.22%	0.22%	0.23%

Total loans delinquent 90 days
or more to total consolidated assets	-%	-%	-%	0.13%	0.14%	0.15%

Total non-performing assets
to total consolidated assets	3.84%	5.00%	6.19%	5.23%	1.56%	1.47%

Real estate owned and other repossessed assets include real estate and other assets acquired in the settlement of loans, which is recorded at the estimated fair value less the estimated costs to sell the asset.  Any write down at the time of foreclosure is charged against the allowance for loan losses.  Subsequently, net expenses related to holding the property and declines in the market value are charged against income. At March 31, 2012, real estate owned consisted of 11 properties (three single family residences, five commercial properties and three parcels of vacant land) with a net book value of $2.1 million.  At June 30, 2011, real estate owned consisted of 24 properties (12 single family residences, nine commercial properties and three parcels of vacant land) with a net book value of $4.9 million. There was no repossessed collateral at March 31, 2012 or June 30, 2011. During the nine months ended March 31, 2012, 17 properties were sold resulting in a net loss of $26,000, and three properties totaling $342,000 were foreclosed on and added to real estate owned. In addition, one vehicle and restaurant equipment were repossessed, transferred to other repossessed assets and subsequently sold resulting in a combined loss of $27,000.

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

On the basis of management's review of its loans and other assets, at March 31, 2012, the Company had classified $7.6 million of its assets as substandard, $8,000 as doubtful and none as loss.  This compares to classifications at June 30, 2011 of $10.5 million as substandard, none as doubtful and none as loss.  We believe the decrease in substandard classified assets to $7.6 million at March 31, 2012 from $10.5 million at June 30, 2011 is an indication that the on-going, in-depth review and analysis of the Company’s loan portfolio is helping the Company make progress in identifying and resolving problem loan issues. In addition, during the nine months ended March 31, 2012, an increase in the sale of properties resulted in a reduction in real estate owned. Classified assets at March 31, 2012 and June 30, 2011 included real estate owned of $2.1 million and $4.9 million, respectively. There were no repossessed assets at March 31, 2012.

In addition to the classified loans, the Company identified an additional $176,000 of credits at June 30, 2011 as specially mentioned. There were no items specially mentioned at March 31, 2012. The review and analysis of these loans identified them as credits possessing some element or elements of increased risk. Any deterioration in their financial condition could increase the classified loan totals. The increase in the internal watch list is primarily the result of the current state of the economy which had a negative impact on cash flows for both individuals and businesses. This, along with stricter internal policies, which have been in place during the last two years, relating to the identification and monitoring of problem loans, has resulted in an increase in the number and the total dollar amount of loans identified as problem loans.

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

At March 31, 2012, the Company has established an allowance for loan losses of $1.9 million compared to $2.0 million at June 30, 2011. The decrease in the allowance for loan losses was due to net charge-offs of loans totaling $360,000 during the nine months ended March 31, 2012. The allowance represents approximately 34.9% and 35.7% of the total non-performing loans (including impaired loans not past due) at March 31, 2012 and June 30, 2011, respectively.  The allowance for loan losses reflects management’s best estimate of probable losses inherent in the portfolio based on currently available information.  The Company believes that the allowance for loan losses as of March 31, 2012 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While the Company believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s financial condition and results of operations.  Future additions to the allowance may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio.  In addition, the determination of the amount of the Company’s allowance for loan losses is subject to review by bank regulators as part of the examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

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

For additional information, see Note 3 of Notes to Consolidated Financial Statements included in Item 1 hereof.

As mentioned above, one of the factors taken into consideration in the analysis is charge-off rates which are calculated by loan type. Early in fiscal 2010, the Company shortened the historical time period (“look-back period”) reviewed to calculate these rates from five years to three years. During fiscal 2011 and the first six months of fiscal 2012, each quarterly review has included calculations for “look back periods” of one, two and three years, and, the Company has used the highest historical loss rate in its allowance calculations. Beginning with the quarter ended March 31, 2012, the Bank began to use the two year look-back period to determine the historical loss rate used in its allowance calculations. This change did not have a material impact on the calculations.

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

The Company is in a cumulative book taxable loss position. For purposes of establishing a deferred tax valuation allowance, this cumulative book taxable loss position is considered significant, objective evidence that some portion of the deferred tax asset might not be realized in the foreseeable future. Net losses in the past three fiscal years have resulted in a cumulative loss of almost $8.6 million. At the end of fiscal 2010, the Company provided a reserve against its net deferred tax asset. Please see Note 8 of the Notes to Consolidated Financial Statements included in Item 1 herein and the discussion below regarding deferred tax assets.  The Company concluded that it is more likely than not, that there would not be sufficient future taxable income to realize the deferred tax asset in the foreseeable future.

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

General.  For the three months ended March 31, 2012, the Company reported a net loss of $584,000, or  $(0.38) per diluted share, compared to a net loss $614,000, or $(0.40) per diluted share, for the same period in 2011.  The decrease in net loss for the 2012 period was primarily attributable to a $127,000 decrease in non-interest expense, a $36,000 decrease in provision for loan losses and a $293,000 decrease in the provision for income taxes. These items were partially offset by a decrease of $235,000 in net interest income and a decrease of $192,000 in non-interest income.

Net interest income.  The Company’s net interest income for the three months ended March 31, 2012 was $1.3 million, compared to $1.5 million for the same period in 2011.  The $235,000 decrease reflects a $355,000 decrease in interest income partially offset by a $120,000 decrease in interest expense.

Interest income. Interest income for the three months ended March 31, 2012 decreased $355,000, or 17.8%, to $1.6 million compared to $2.0 million for the same period in 2011. Interest income from loans decreased $125,000 to $1.3 million for the three months ended March 31, 2012 from $1.4 million for the comparable period in 2011 as a result of a decrease in average loans to $95.0 million during the 2012 period from $100.0 million during the comparable 2011 period and to a decrease in the yield on loans to 5.48% during the three months ended March 31, 2012 from 5.76% during the comparable period in 2011. The decrease in average loans was the result of loan principal payments and prepayments exceeding new loan volume during both the three month period ended March 31, 2012 and the nine months between the 2011 period and the 2012 period and the decrease in yield was the result of a downward trend in interest rates between the two periods. Interest rates began to decrease during the first quarter of calendar 2008, continued to decrease through most of the time since and through March 31, 2012 and remain at exceptionally low levels.

Interest income from investment securities and other interest-earning assets for the three months ended March 31, 2012 decreased $230,000, or 39.9%, to $346,000 from $576,000 for the same period in 2011. The decrease was the result of a decrease in the yield on these assets to 1.64% for the 2011 period from 2.62% for the 2011 period and by a decrease in the average balance of these assets of $3.1 million to $85.2 million for the quarter ended March 31, 2012 from $88.3 million for the same period in 2011.

Interest expense. Interest expense for the three months ended March 31, 2012 decreased $120,000 or 24.8%, to $365,000 from $485,000 for the same period in 2011. Interest expense on deposits decreased $123,000 to $303,000 in the three months ended March 31, 2012 from $427,000 in the same period in 2011. The decrease resulted from a decrease in the average cost of deposits to 0.79% in the 2011 period from 1.06% in the 2011 period, and by a decrease in average interest-bearing deposit balances of $8.0 million to $155.2 million in the 2012 period from $163.2 million in the 2011 period. Interest expense on other interest-bearing liabilities increased by $3,000 to $61,000 in the three months ended March 31, 2012 from $58,000 for the three months ended March

31, 2011. The average balances of other interest-bearing liabilities increased to $9.3 million for the quarter ended March 31, 2012 from $9.1 million for the quarter ended March 31, 2011. The average cost of other interest bearing liabilities increased to 2.64% in the 2012 period from 2.60% in the 2011 period.

Net interest margin. The Company’s net interest margin decreased to 2.85% for the three months ended March 31, 2012 from 3.25% for the three months ended March 31, 2011.

Provision for loan loss. During the quarter ended March 31, 2012, the provision for loan losses was $209,000, compared to $245,000 for the quarter ended March 31, 2011.  For a discussion of the decrease in the provision for loan losses see “Non-performing Assets and Allowance for Loan Losses” above.

Non-interest income.  For the three months ended March 31, 2012, non-interest income totaled $174,000, compared to $366,000 for the three months ended March 31, 2011. The primary reasons for the decrease in non-interest income were decreases of $283,000, $40,000 and $11,000 in gain on the sale of investments, service charges and gain on sale of loans, respectively, between the 2011 quarter and the 2012 quarter. These decreases were partially offset by increases of $13,000 and $4,000, in gain on the sale of property and equipment and real estate owned and other non-interest income, respectively, by a decrease of $98,000 in the provision for losses on other real estate owned, and by income of $24,000 on BOLI and $3,000 from gain on the sale of repossessed assets.  The provision for losses on other real estate owned totaled $104,000 and $202,000 for the 2012 period and the 2011 period, respectively. These provisions were made to expedite the disposal of real estate owned in light of negative market value trends and reduced values noted in new appraisals on foreclosed real estate. The $24,000 in income from BOLI resulted from the purchase of $3.0 million in BOLI during the first quarter of fiscal 2012. The decrease in service charges and other fee income was due to regulatory changes that have resulted in restrictions on type, number and amount of fees charged by financial institutions. We have also observed that account holders are taking greater care that they do not incur overdraft charges on their accounts. The decrease in profit on the sale of loans was primarily the result of decreased origination of loans for sale. The Company does not currently have a relationship with any secondary market purchaser. Management is reviewing proposals.

Non-interest expense. Non-interest expense decreased by $127,000 from $2.0 million during the three months ended March 31, 2011 to $1.8 million for the three months ended March 31, 2012.  The decrease was the result of decreases of $11,000, $84,000 and $58,000 in occupancy and equipment expense, professional fees and deposit insurance premiums, respectively. These decreases were partially offset by increases of $16,000 in compensation and benefits and $9,000 in other non-interest expense. The increase in compensation and benefits resulted from the one-time expense of severance and vacation from a reduction in force that eliminated five positions during the three months ended March 31, 2012.  The decrease in deposit insurance premiums was the result of an adjustment of $213,000 in the balance of the prepaid deposit insurance premiums due to deposit shrinkage.

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

The Company recorded no income tax provision for the three months ended March 31, 2012 as compared to an income tax provision of $293,000 for the three months ended March 31, 2011.  The $293,000 provision in the quarter ended March 31, 2011 was required to reduce the valuation allowance related to the net deferred tax asset  to zero.

Results of Operations for the Nine Months Ended March 31, 2012 Compared to the Nine Months Ended March 31, 2011

General.  For the nine months ended March 31, 2012, the Company reported a net loss of $1.5 million, or  $(0.99) per diluted share, compared to a net loss $2.2 million, or $(1.39) per diluted share, for the same period in 2011.  The decrease in net loss for the 2012 period was primarily attributable to decreases $563,000 in non-interest expense, $434,000 in the provision for loan losses and $496,000 in the provision for income taxes, These items were partially offset by a decrease of $621,000 in net interest income and a decrease of $253,000 in non-interest income.

Net interest income.  The Company’s net interest income for the nine months ended March 31, 2012 was $4.0 million, compared to $4.6 million for the same period in 2011.  The decrease reflects a $1.2 million decrease in interest income which was partially offset by a $533,000 decrease in interest expense.

Interest income. Interest income for the nine months ended March 31, 2012 decreased $1.2 million, or 18.3%, to $5.1 million compared to $6.3 million for the same period in 2011. Interest income from loans decreased $605,000 to $3.9 million for the nine months ended March 31, 2012 from $4.6 million for the comparable period in 2011 as a result of a decrease in average loans to $94.6 million during the 2011 period from $103.1 million during the comparable 2011 period and to a decrease in the yield on loans to 5.55% during the nine months ended March 31, 2012 from 5.88% during the comparable period in 2011. The decrease in average loans was the result of loan principal payments and prepayments exceeding new loan volume during the nine months ended March 31, 2012, and the decrease in yield was the result of a downward trend in interest rates between the two periods.

Interest income from investment securities and other interest-earning assets for the nine months ended March 31, 2012 decreased $549,000, or 31.5%, to $1.2 million from $1.7 million for the same period in 2011. The decrease was the result of a decrease in the yield on these assets to 1.78% for the 2012 period from 2.60% for the 2011 period, which was partially offset by an increase in the average balance of these assets of $221,000 to $89.4 million for the nine months ended March 31, 2012 from $89.2 million for the same period in 2011.

Interest expense. Interest expense for the nine months ended March 31, 2012 decreased $533,000 or 31.7%, to $1.2 million from $1.7 million for the same period in 2011. Interest expense on deposits decreased $539,000 to $973,000 in the nine months ended March 31, 2012 from $1.5 million in the same period in 2011. The decrease resulted from a decrease in the average cost of deposits to 0.83% in the 2012 period from 1.22% in the 2011 period, and by a decrease in average interest-bearing deposit balances of $9.2 million to $156.0 million in the 2012 period from $165.2 million in the 2011 period. Interest expense on other interest-bearing liabilities increased $6,000, or 3.3% during the nine months ended March 31, 2012 to $178,000 compared to $172,000 during the nine months ended March, 31 2011. The average balances of other interest-bearing liabilities increased by $296,000 to $8.9 million during the 2012 period from $8.6 million during the 2011 period. The average cost of other interest bearing liabilities decreased to 2.67% for the 2012 period from 2.69% for the 2011 period.

Net interest margin. The Company’s net interest margin decreased to 2.89% for the nine months ended March 31, 2012 from 3.19% for the nine months ended March 31, 2011.

Provision for loan loss. During the nine months ended March 31, 2012, the provision for loan losses was $282,000, compared to $716,000 for the nine months ended March 31, 2011.  For a discussion of the decrease in the provision for loan losses see “Non-performing Assets and Allowance for Loan Losses” above.

Non-interest income.  For the nine months ended March 31, 2012, non-interest income totaled $136,000, compared to $389,000 for the nine months ended March 31, 2011 reflecting a net decrease of $253,000, or 65.0%. In both the 2012 and the 2011 nine month periods, there were large provisions for loss on real estate owned of $695,000 and $702,000, respectively. Service charges and other fee income decreased by $144,000, or 18.5%, to $635,000 for the 2012 period compared to $779,000 for the 2011 period. Gain on the sale of loans decreased by $12,000, or 58.5%, to $8,000 in the 2012 period from $20,000 during the 2011 period. Gain on the sale of investments decreased by $187,000, or 62.4%, to $113,000 in the 2012 period from $300,000 in the 2011 period. Net loss on the sale of other real estate increased by $2,000, or 6.6%, to a loss of $27,000 in the 2012 period compared to a loss of $25,000 in the 2011 period. Other non-interest income decreased by $13,000, or 23.0%, to $43,000 in 2012 from $56,000 in 2011. These negative changes were partially offset by $56,000 in income from BOLI and a $41,000 positive change in net gain/(loss) on the sale of repossessed assets, from a loss of $38,000 during the 2011 period to a gain of $3,000 in the 2012 period.

Profit on the sale of investments during both periods resulted from portfolio restructuring at different points in time.  The decrease in service charges and other fee income was due to regulatory changes that have resulted in restrictions on type, number and amount of fees charged by financial institutions. The provisions for loss on foreclosed real estate in both periods were made to expedite the disposal of real estate owned in light of negative market value trends and reduced values noted in new appraisals on foreclosed real estate. The decrease in profit on the sale of loans was primarily the result of decreased origination of loans for sale. The Company does not currently have a relationship with any secondary market purchaser. Management is  reviewing proposals.

Non-interest expense. Non-interest expense decreased by $563,000 from $5.9 million during the nine months ended March 31, 2011 to $5.3 million for the nine months ended March 31, 2012.  This decline was the result of a decrease of $370,000 in other non-interest expense, a decrease of $236,000 in deposit insurance premiums, a decrease of $26,000 in professional fees and a decrease of $18,000 in occupancy and equipment expense. These decreases were partially offset by an increase of $88,000 in compensation and benefits. The decrease in other non-interest expense was due primarily to a $300,000 liability recorded in the 2011 period for the possible settlement of the lawsuit discussed earlier. Expense related to this matter totaled $74,000 during the 2012 period.  The decrease in deposit insurance premiums was the result of an adjustment of $213,000 in the balance of the prepaid deposit insurance premiums due to deposit shrinkage. This adjustment was made in the quarter ended December 31, 2011.

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

The Company recorded an income tax provision of $85,000 for the nine months ended March 31, 2012 as compared to an income tax provision of $581,000 for the nine months ended March 31, 2011.  The $581,000 provision in the nine months ended March 31, 2011 was required to reduce the valuation allowance related to the net deferred tax asset  to zero. The $85,000 provision for the nine months ended March 31, 2012 was required to  fully reserve deferred state income tax credits.

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

The Company uses its capital resources principally to meet ongoing commitments to fund maturing certificates of deposits and loan commitments, to maintain liquidity, and to meet operating expenses.  At March 31, 2012, the Company had commitments to originate loans totaling $1.1 million. The Company believes that loan repayment and other sources of funds will be adequate to meet its foreseeable short- and long-term liquidity needs.

Regulations require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets, and a leverage ratio consisting of Tier 1 capital to average assets.  The following table sets forth the Bank's actual capital and required capital amounts and ratios at March 31, 2012 which, at that date, exceeded the minimum capital adequacy requirements.

	Actual		Minimum Requirement For Capital Adequacy Purposes		Minimum Requirement To Be Well Capitalized Under Prompt Corrective Action Provisions
At March 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)

Tangible Capital (to adjusted total assets)	$15,039	7.70%	$2,928	1.50%	-	-

Tier 1 (Core) Capital (to adjusted total assets)	15,039	7.70%	7,808	4.00%	$9,760	5.00%

Tier 1 (Core) Capital (to risk weighted assets)	15,039	16.33%	3,683	4.00%	5,523	6.00%

Total Risk Based Capital (to risk weighted assets)	16,200	17.60%	7,365	8.00%	9,207	10.00%

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five regulatory capital categories and authorized the banking regulators to take prompt corrective action with respect to institutions in an undercapitalized category.  While at March 31, 2012, the Bank still exceeded minimum requirements for the well capitalized category, it is not considered well capitalized as a result of the Agreement that was entered into with the Division and the FDIC.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain "forward-looking statements" that relate to the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "intend," "should," "plan," "project," "estimate," "potential," "seek," "strive," or "try" or other conditional verbs such as "will," "would," "should," "could," or "may" or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate and about the Company and the Bank, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our strategies. Our ability to predict results or the actual effects of our plans or strategies is inherently uncertain. Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our  ability to sell loans in the secondary market; adverse changes in the securities markets; results of examinations of the Company by the Federal Reserve Board and of the Bank by the FDIC, the Missouri Division of Finance or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the possibility that we will be unable to comply with the conditions imposed upon us by the Bank’s informal Agreement with the Missouri Division of Finance and the FDIC and the Company’s Order to Cease and Desist issued by the Company’s prior banking regulator, the OTS, and now administered by the Federal Reserve Board, including but not limited to our ability to reduce our non-performing assets, which could result in the imposition of additional restrictions on our operations; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes such as the Dodd-Frank Act and its implementing regulations that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; our ability to attract and retain deposits; further increases in premiums for deposit insurance; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the Company’s and Bank’s ability to pay dividends on its common stock; the inability of key third-party providers to perform their obligations to us; changes in accounting policies, principles and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; our ability to lease excess space in Company-owned buildings; and other risks detailed in this Quarterly Report on Form 10-Q. Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for future periods to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's operating and stock performance.

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

Based upon that evaluation, the Company’s  Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012 the Company’s  disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by the Company  in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by the Company  in the  reports that it files or submits under the Exchange Act is accumulated and communicated to its  management, including its  principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.                Mining Safety Disclosures - None

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Cash Flows; and (5) Notes to Consolidated Financial Statements.*

___________
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

FIRST BANCSHARES, INC.

Date: May 15, 2012	By: /s/ R. Bradley Weaver
R. Bradley Weaver, Chief Executive Officer

Date: May 15, 2012	By: /s/ Ronald J. Walters
Ronald J. Walters, Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.                           Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Statements of Financial Condition; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Cash Flows; and (5) Notes to Consolidated Financial Statements.*